Form 10-K
period 2019-12-31
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2020-02-26
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
COMMISSION FILE NUMBER 001-12307
ZIONS BANCORPORATION, NATIONAL ASSOCIATION
(Exact name of registrant as specified in its charter)

United States of America	87-0189025
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
One South Main
Salt Lake City, Utah	84133-1109
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (801) 844-7637
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $0.001	ZION	The NASDAQ Stock Market LLC
Warrants to Purchase Common Stock (expiring May 22, 2020)	ZIONW	The NASDAQ Stock Market LLC
Depositary Shares each representing a 1/40th ownership interest in a share of:
Series A Floating-Rate Non-Cumulative Perpetual Preferred Stock	ZIONP	The NASDAQ Stock Market LLC
Series G Fixed/Floating-Rate Non-Cumulative Perpetual Preferred Stock	ZIONO	The NASDAQ Stock Market LLC
Series H 5.75% Non-Cumulative Perpetual Preferred Stock	ZIONN	The NASDAQ Stock Market LLC
6.95% Fixed-to-Floating Rate Subordinated Notes due September 15, 2028	ZIONL	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate Market Value of Common Stock Held by Non-affiliates at June 30, 2019    $8,004,067,633
Number of Common Shares Outstanding at February 6, 2020        164,919,353 shares
Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates by reference specified portions of Zions Bancorporation, National Association's Proxy Statement for its 2020 Annual Meeting of Shareholders, which the registrant anticipates will be filed with the Securities and Exchange Commission approximately March 19, 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

FORM 10-K TABLE OF CONTENTS

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
PART I
FORWARD-LOOKING INFORMATION
This annual report on Form 10-K includes “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations regarding future events or determinations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, industry results or regulatory outcomes to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements include, among others:
•statements with respect to the beliefs, plans, objectives, goals, targets, commitments, designs, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Zions Bancorporation, National Association and its subsidiaries (collectively “Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”); and
•statements preceded by, followed by, or that include the words “may,” “might,” “can,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “target,” “commit,” “design,” “plan,” “projects,” "will," and the negative thereof and similar words and expressions.
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
•changes in local, national and international political and economic conditions, including without limitation the political and economic effects of the fiscal imbalance in the United States (“U.S.”) and other countries, potential or actual downgrades in ratings of sovereign debt issued by the U.S. and other countries, and other major developments, including wars, military actions, and terrorist attacks;
•changes in business, financial and commodity markets and conditions, either internationally, nationally or locally in areas in which the Bank conducts its operations, including without limitation rates of business formation and growth, commercial and residential real estate development, real estate prices, agricultural-related commodity prices, and oil and gas-related commodity prices;
•changes in markets for equity, fixed income, and other securities, commodities, including availability, market liquidity levels, and pricing;
•changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows, and competition;
•uncertainty regarding the future of the London Interbank Offered Rate (“LIBOR”), and the potential transition away from LIBOR toward new interest rate benchmarks;
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•changes in consumer spending and savings habits;
•inflation and deflation;
•increased competitive challenges and expanding product and pricing pressures among financial institutions;
•legislation or regulatory changes that adversely affect the Bank’s operations or business;
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
•economies of scale attendant to the development of digital and other technologies by much larger bank and nonbank competitors, and the possible entry of technology “platform” companies into the financial services business;
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
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	CECL	Current Expected Credit Loss
AFS	Available-for-Sale	CET1	Common Equity Tier 1 (Basel III)
ALCO	Asset/Liability Committee	CFPB	Consumer Financial Protection Bureau
ALLL	Allowance for Loan and Lease Losses	CLTV	Combined Loan-to-Value Ratio
ALM	Asset Liability Management	CMC	Capital Management Committee
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	COSO	Committee of Sponsoring Organizations of the Treadway Commission
AOCI	Accumulated Other Comprehensive Income	CRA	Community Reinvestment Act
ASC	Accounting Standards Codification	CRE	Commercial Real Estate
ASU	Accounting Standards Update	CSA	Credit Support Annex
ATM	Automated Teller Machine	CSV	Cash Surrender Value
BOLI	Bank-Owned Life Insurance	Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
bps	basis points	DTA	Deferred Tax Asset
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	EaR	Earnings at Risk

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

EITF	Emerging Issues Task Force	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
ERM	Enterprise Risk Management	OCC	Office of the Comptroller of the Currency
ERMC	Enterprise Risk Management Committee	OCI	Other Comprehensive Income
EVE	Economic Value of Equity at Risk	OREO	Other Real Estate Owned
FASB	Financial Accounting Standards Board	OTTI	Other-Than-Temporary Impairment
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	PCAOB	Public Company Accounting Oversight Board
FDIC	Federal Deposit Insurance Corporation	PEI	Private Equity Investment
FDICIA	Federal Deposit Insurance Corporation Improvement Act	PPNR	Pre-provision Net Revenue
FHLB	Federal Home Loan Bank	ROC	Risk Oversight Committee
FINRA	Financial Industry Regulatory Authority	ROU	Right-of-Use
FTP	Funds Transfer Pricing	RULC	Reserve for Unfunded Lending Commitments
GAAP	Generally Accepted Accounting Principles	S&P	Standard and Poor's
HECL	Home Equity Credit Line	SBA	Small Business Administration
HTM	Held-to-Maturity	SBIC	Small Business Investment Company
IMG	International Manufacturing Group	SEC	Securities and Exchange Commission
ISDA	International Swaps and Derivative Association	SIFI	Systemically Important Financial Institution
LCR	Liquidity Coverage Ratio	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
LIBOR	London Interbank Offered Rate	TDR	Troubled Debt Restructuring
MD&A	Management’s Discussion and Analysis	Tier 1	Common Equity Tier 1 (Basel III) and Additional Tier 1 Capital
Municipalities	State and Local Governments	Topic 842	ASU 2016-02, Leases
NASDAQ	National Association of Securities Dealers Automated Quotations	U.S.	United States
NAV	Net Asset Value	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association	VIE	Variable Interest Entity
NIM	Net Interest Margin	Zions Bancorporation, N.A.	Zions Bancorporation, National Association
NM	Not Meaningful	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association
NRE	National Real Estate

ITEM 1. BUSINESS
DESCRIPTION OF BUSINESS
Zions Bancorporation, National Association and its subsidiaries (collectively “Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”) is a national commercial bank headquartered in Salt Lake City, Utah. The Bank owns and operates 434 branches at year-end 2019, and is currently planning to close 12 branches during 2020. The Bank provides a full range of banking and related services, primarily in Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. The Bank conducts its operations through seven separately managed and branded segments, which we sometimes refer to as “affiliates” or by reference to their respective brands. Full-time equivalent employees totaled 10,188 at December 31, 2019, and due to position eliminations in early January, the amount of full-time equivalent employees as of January 31, 2020 was 9,873. For further information about the Bank’s industry segments, see “Business Segment Results” on page 45 in MD&A and Note 22 of the Notes to Consolidated Financial Statements. For information about the Bank’s foreign operations,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
see “Foreign Exposure and Operations” on page 52 in MD&A. The “Executive Summary” on page 31 in MD&A provides further information about the Bank.
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
PRODUCTS AND SERVICES
The Bank focuses on providing community banking services by continuously strengthening its core business lines of (1) small- and medium-sized business and corporate banking; (2) commercial and residential development, construction and term lending; (3) retail banking; (4) treasury cash management and related products and services; (5) residential mortgage lending and servicing; (6) trust and wealth management; (7) capital markets activities, including municipal finance advisory and underwriting; and (8) investment activities. It operates primarily through seven geographic regions, each with its own local branding, chief executive officer and management team.
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
The Bank has built specialized lines of business in capital markets and public finance and is a leader in small business administration (“SBA”) lending. The Bank is one of the nation’s largest providers of SBA 7(a) and SBA 504 financing to small businesses. The Bank owns equity interests in FAMC and is one of its top originators of secondary market agricultural real estate mortgage loans. The Bank provides finance advisory and corporate trust services for municipalities. The Bank also provides bond transfer, stock transfer, and escrow services nationally in its corporate trust business.
COMPETITION
The Bank operates in a highly competitive environment. The Bank’s most direct competition for loans and deposits comes from other commercial banks, credit unions, and thrifts, including institutions that do not have a physical presence in our market footprint but solicit via the internet and other means. In addition, the Bank competes with finance companies, mutual funds, insurance companies, brokerage firms, securities dealers, investment banking companies, financial technology and other nontraditional lending and banking companies, and a variety of other types of companies. These companies may have fewer regulatory constraints and some have lower cost structures or tax burdens.
The primary factors in competing for business include the quality of service delivered, our local community knowledge, convenience of office locations, online banking functionality and other delivery methods, range of products offered, pricing, and the overall relationship with our clients. The Bank must compete effectively along all of these dimensions to remain successful.
SUPERVISION AND REGULATION
This section describes the material elements of selected laws and regulations applicable to the Bank. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. Changes in applicable laws or regulations, and in their application by regulatory agencies, cannot be predicted; however, they may have a material effect on the business and results of the Bank.
On September 30, 2018, we completed the merger of Zions Bancorporation, the Bank’s former holding company, with and into Zions Bancorporation, N.A., sometimes referred to herein as the “restructuring.” More information

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
The banking and financial services business in which we engage is highly regulated. Such regulation is intended to improve the stability of banking and financial companies and to protect the interests of customers and taxpayers. These regulations are not, however, generally intended to protect the interests of our shareholders or creditors, and in fact may have the consequence of reducing returns to our shareholders. Banking laws and regulations have given financial regulators expanded powers over many aspects of the financial services industry, which have reduced and may continue to reduce returns earned by shareholders.
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
The National Bank Act
Prior to the restructuring, Zions Bancorporation’s corporate affairs were governed by Utah state law and securities law matters were governed by the federal securities laws, including the Securities Act of 1933 (“Securities Act”) and the Securities Exchange Act of 1934 (“Exchange Act”), as administered by the SEC. Each of these legal regimes is well-developed and used widely by public companies.
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
Regulations promulgated under the Dodd-Frank Act require many banks to maintain greater levels of capital and liquid assets than was generally the case prior to the enactment of the Dodd-Frank Act and limit the forms of capital

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
that such banks rely upon for regulatory purposes. Certain bank holding companies and other financial institutions, known as systemically important financial institutions ("SIFIs") are required to adhere to “enhanced prudential supervision” requirements of the Dodd-Frank Act and the annual Comprehensive Capital Analysis (“CCAR”) process administered by the FRB, which in effect requires SIFIs to maintain capital based on hypothetical scenarios dictated by the FRB. As a result of the restructuring and FSOC approval, the Bank is no longer subject to these requirements. However, the Bank continues to be subject to the OCC’s heightened standard guidelines, which establish enhanced requirements for national banks with assets of $50 billion or more, and other regulatory requirements that reduce its flexibility to return capital to shareholders and respond to market developments and opportunities in such areas as capital raising and acquisitions. Additionally, in May 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act, also known as “the Crapo Bill,” was signed into law, reducing regulatory requirements for many banking institutions and exempting the Bank from the capital planning actions as required by the Dodd-Frank Act.
The Dodd-Frank Act’s provisions and related regulations also affect the fees we must pay to regulatory agencies and the pricing of certain products and services, including the following:
•The assessment base for federal deposit insurance was changed to consolidated assets less tangible capital instead of the amount of insured deposits.
•The federal prohibition on the payment of interest on business transaction accounts was repealed.
•The FRB was authorized to issue and did issue regulations governing debit card interchange fees.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Capital Standards – Basel Framework
In 2013, the FRB, FDIC and OCC published final rules (the “Basel III capital rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III capital rules effectively replaced the Basel I capital rules and implemented the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III capital rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Bank, compared to the Basel I U.S. risk-based capital rules. The Basel III capital rules became effective for the Bank on January 1, 2015 and were subject to phase-in periods for certain of their components. In November 2017, the FRB, FDIC and OCC published a final rule that extended the 2017 transition provisions for certain U.S. Basel III capital rules for nonadvanced approaches banks, such as the Bank. Effective January 1, 2018, the final rule retains the 2017 Basel III transitional treatment of certain DTAs and mortgage servicing assets, among others. As a result, since January 1, 2018, our DTAs and mortgage servicing assets retained their 2017 risk weight treatment until the federal banking regulators revise the extended transitional treatment under the November 2017 transitional rule.
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
The Basel III capital rules, among other things, (i) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) applied most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios, and (iv) expanded the scope of the deductions/adjustments from capital, as compared to prior regulations.
Under the Basel III capital rules, the minimum capital ratios are as follows:
•4.5% CET1 to risk-weighted assets;
•6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets;
•8.0% Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets; and
•4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Under prior Basel I capital standards, the effects of accumulated other comprehensive income (“AOCI”) items included in capital were excluded for purposes of determining regulatory capital and capital ratios. As a “nonadvanced approaches banking organization,” we made a one-time permanent election as of January 1, 2015 to continue to exclude these items, as allowed under the Basel III capital rules.
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
The Basel Committee has issued a series of updates that propose other changes to capital regulations. In one of these, the Basel Committee finalized a revised framework for calculating minimum capital requirements for market risk, which is expected to increase market risk capital requirements for most banking organizations. The Basel Committee has set an effective date for reporting under the revised framework for market risk capital of January 1, 2022. The U.S. federal bank regulatory agencies have not yet proposed rules implementing these revisions for U.S. banking organizations. The Bank met all capital adequacy requirements under the Basel III capital rules as of December 31, 2019.
Capital Planning and Stress Testing
As a result of the successful completion of the restructuring and FSOC approval described elsewhere in this report, and the enactment of the Crapo Bill, the Bank is no longer required to participate in the FRB’s CCAR process or publicly disclose the results of stress testing or the Bank’s proposed capital actions. We continue to utilize stress testing as an important mechanism to inform our decisions on the appropriate level of capital, based upon actual and hypothetically-stressed economic conditions. The stress test results reflect a set of forward-looking stress tests based upon hypothetical economic scenarios. The Bank utilizes a Moody's baseline scenario based on a variety of surveys of baseline forecasts of the U.S. economy. Moody’s Protracted Slump scenario, a downside 4% scenario, is the primary stress scenario considered by the Bank for its internal stress scenario, certain variables of which are adjusted by the Bank to test certain idiosyncrasies that may be unique to the Bank. Detailed disclosure of the Bank’s 2019 internal stress test results can be found on our website. The 2019 results of the stress test indicated that the Bank would maintain capital ratios at levels adequate for its risk profile throughout the nine-quarter horizon for the hypothetical stress test.
Liquidity
Historically, regulation and monitoring of bank liquidity has been addressed as a supervisory matter, both in the United States and internationally, without required formulaic measures. However, in January 2016, the FRB and other banking regulators adopted final rules (“Final Liquidity Coverage Ratio (“LCR”) Rule”) implementing a U.S. version of the Basel Committee’s LCR requirement. The LCR is intended to ensure that banks hold sufficient amounts of securities and other liquid assets to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. The Final LCR Rule applies to large, internationally active banking organizations (those with at least $250 billion in total assets or at least $10 billion in on-balance sheet foreign exposure). Although, as a result of the restructuring, the LCR regulation does not apply to Zions Bancorporation, the Bank uses many of the factors embedded in the LCR calculation to determine an appropriate level of highly liquid assets. Furthermore, the Bank utilizes internal liquidity stress tests as its primary tool for establishing and managing liquidity guidelines

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
including, but not limited to, holdings of investment securities and other liquid assets, maintaining levels of readily available contingency funding, concentrations of funding sources, and maturity profile of liabilities.
Financial Privacy and Cyber Security
The federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties, including provisions of the Gramm-Leach-Bliley Act dealing with privacy for nonpublic personal information of individual customers. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.
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
State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. In June 2018, the California legislature passed the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020. The CCPA, which covers businesses that obtain or access personal information on California resident consumers, grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. Some of the rights afforded to California resident consumers also extend to California employees, though the California legislature exempted certain employee information and employer usage from some of the act’s provisions until at least January 1, 2021. Other states have implemented, or are considering, similar privacy laws. We expect this trend of state-level activity to continue and are continually monitoring developments in the states in which we operate.
In May 2018, the General Data Protection Regulation (the “GDPR”) established new requirements regarding the handling of personal data. We believe the applicability of the GDPR to us is minimal as we do not offer goods or services to EU residents or monitor their behaviors. Data and cybersecurity laws and regulations are evolving rapidly, remain a focus of state and federal regulators and will continue to have a significant impact on the Bank's risk management practices.
Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the FDIC promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly under-capitalized, and critically under-capitalized. Under the prompt corrective action provisions of FDICIA as modified by the Basel III capital rules, an insured depository institution generally will be classified as well-capitalized if it

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
has a CET1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. In addition, an insured depository institution generally will be classified as under-capitalized if its CET1 ratio is under 4.5%, its total risk-based capital ratio is less than 8%, its Tier 1 risk-based capital ratio is less than 6%, or its Tier 1 leverage ratio is less than 4%. An institution that, based upon its capital levels, is classified as “well-capitalized,” “adequately capitalized,” or “under-capitalized,” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if a bank is classified in one of the under-capitalized categories, it is required to submit a capital restoration plan to the Federal bank regulator.
Other Regulations
The Bank is subject to a wide range of other requirements and restrictions contained in both the laws of the United States and the states in which it and its subsidiaries operate. These regulations include but are not limited to the following:
•Limitations on dividends payable to shareholders. The Bank’s ability to pay dividends on both its common and preferred stock is subject to regulatory restrictions. See Note 15 of the Notes to Consolidated Financial Statements for additional information.
•Safety and soundness requirements. Federal law requires that the Bank be operated in a safe and sound manner. We are subject to additional safety and soundness standards prescribed in the FDICIA, including standards related to internal controls, information systems, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, as well as other operational and management standards deemed appropriate by the federal banking agencies. The safety and soundness requirements give bank regulatory agencies significant latitude in their supervisory authority over us.
•Requirements for approval of acquisitions and activities and restrictions on other activities. The National Bank Act requires regulatory and shareholder approval of all mergers between a national bank and another national or state bank and do not allow for the direct merger into a national bank of a nonaffiliated nonbank. See discussion under “Risk Factors.” Other laws and regulations governing national banks contain similar provisions concerning acquisitions and activities.
•Limits on bank organization activities, which are more limited than activities that can be conducted by bank holding company organizations.
•Limitations on the amount of loans to a borrower and its affiliates.
•Limitations on transactions with affiliates, as expanded by the Dodd-Frank Act.
•Restrictions on the nature and amount of any investments and ability to underwrite certain securities.
•Requirements for opening of branches and the acquisition of other financial entities.
•Fair lending and truth in lending requirements to provide equal access to credit and to protect consumers in credit transactions.
•Broker-dealer and investment advisory regulations. One of our subsidiaries is a broker-dealer that is authorized to engage in securities underwriting and other broker-dealer activities. This company is registered with the SEC and is a member of FINRA. Another subsidiary is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and as such is supervised by the SEC. Certain of our subsidiaries are also subject to various U.S. federal and state laws and regulations. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws.
•Community Reinvestment Act (“CRA”) requirements. The CRA requires banks to help serve the credit needs in their communities, including providing credit to low and moderate income individuals. If the Bank fails to adequately serve its communities, penalties may be imposed including denials of applications to add branches,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
relocate, add subsidiaries and affiliates, and merge with or purchase other financial institutions. A notice of proposed rulemaking (“NPR”), issued jointly by the FDIC and OCC in November 2019, proposes certain amendments to the CRA, including changes in what qualifies for CRA credit, where CRA activity counts, what method should be used to measure CRA activity, and how banks should collect, record and report data. The NPR is subject to a public comment period. Although the NPR proposes to make changes to the CRA regulatory framework, it is too early to predict the content or effects of any final rulemaking that may result from the NPR.
•Anti-money laundering regulations. The Bank Secrecy Act, Title III of the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”), and other federal laws require financial institutions to assist U.S. government agencies in detecting and preventing money laundering and other illegal acts by maintaining policies, procedures and controls designed to detect and report money laundering, terrorist financing, and other suspicious activity.
The Bank is subject to the Sarbanes-Oxley Act of 2002, certain provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The National Association of Securities Dealers Automated Quotations (“NASDAQ”) has also adopted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.
The Board of Directors of the Bank has overseen management’s establishment of a comprehensive system of corporate governance and risk practices. This system includes policies and guidelines such as Corporate Governance Guidelines; a Code of Business Conduct and Ethics for Employees; a Directors Code of Conduct; a Related Party Transaction Policy; Stock Ownership and Retention Guidelines; a Compensation Clawback Policy; an insider trading policy including provisions prohibiting hedging and placing restrictions on the pledging of bank stock by insiders; and charters for the Executive, Audit, Risk Oversight, Compensation, and Nominating and Corporate Governance Committees. More information on the Bank’s corporate governance practices is available on the Bank’s website at www.zionsbancorporation.com. (The Bank’s website is not part of this Annual Report on Form 10-K).
The Bank has adopted policies, procedures and controls to address compliance with the requirements of the banking, securities, and other laws and regulations described above or otherwise applicable to the Bank. Management monitors these laws and regulations and regularly reviews and updates its policies, procedures and controls in anticipation of industry and regulatory changes.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 1A. RISK FACTORS
The Bank’s growth strategy is driven by key factors while adhering to defined risk parameters. The key elements of the Bank’s strategy reflect its prudent risk-taking philosophy. The Bank generates revenue by taking prudent and appropriately priced risks. These factors are outlined in the Bank’s Risk Appetite Framework.
The Bank’s Board of Directors has established a Risk Oversight Committee of the Board, approved an Enterprise Risk Management Framework, and appointed an Enterprise Risk Management Committee (“ERMC”) to oversee and implement the Framework. The ERMC is comprised of senior management of the Bank and is chaired by the Chief Risk Officer. The Bank’s most significant risk exposure has traditionally come from the acceptance of credit risk inherent in prudent extension of credit to relationship customers. In addition to credit risk, these committees also monitor the following level one risk areas: market and interest rate risk; liquidity risk; strategic, business and corporate governance risk; operational/technology risk; cyber risk; capital/financial reporting risk; legal/compliance risk (including regulatory risk); and reputational risk as outlined in the bank’s risk taxonomy. Additional governance and oversight includes Board-approved policies and management committees with direct focus on these specific risk categories.
Although not comprehensive, the following describes several risk factors that are significant to the Bank:
Credit Risk
Credit quality has adversely affected us in the past and may adversely affect us in the future.
Credit risk is one of our most significant risks. A decline in the strength of the U.S. economy in general or the local economies in which we conduct operations could result in, among other things, deterioration in credit quality and/or reduced demand for credit, including a resultant adverse effect on the income from our loan portfolio, an increase in charge-offs, and an increase in the allowance for loan and lease losses (“ALLL”).
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
The Bank provides a full range of banking and related services through its local management teams and unique brands in Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. Approximately 76% and 75% of the Bank’s total net interest income relates to our banking operations in Utah, Texas, and California for the years ended December 31, 2019 and December 31, 2018, respectively. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Accordingly, adverse economic conditions affecting these three states in particular could significantly affect our consolidated operations and financial results. For example, our credit risk could be elevated to the extent that our lending practices in these three states focus on borrowers or groups of borrowers with similar economic characteristics, which are similarly affected by the same adverse economic events. At December 31, 2019, loan

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
balances associated with our banking operations in Utah, Texas, and California comprised 79% of the Bank’s commercial lending portfolio, 72% of the CRE lending portfolio, and 72% of the consumer lending portfolio.
We could be negatively affected by adverse economic conditions.
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
Market and Interest Rate Risk
Failure to effectively manage our interest rate risk and prolonged periods of low interest rates could adversely affect us.
Net interest income is the largest component of the Bank’s revenue. A prolonged period of low interest rates can have a materially adverse impact on the Bank's net interest income and result in declining net interest margins. Interest rate risk is managed by the Asset Liability Management Committee, which is established by the Bank’s Board of Directors. Failure to effectively manage our interest rate risk could adversely affect the Bank. Factors beyond the Bank’s control can significantly influence the interest rate environment and increase the Bank’s risk. These factors include competitive pricing pressures for our loans and deposits, adverse shifts in the mix of deposits and other funding sources, and volatile market interest rates resulting from general economic conditions and the policies of governmental and regulatory agencies, in particular the FRB. As interest rates decline our cost of funds may not decline commensurately.
Some components of the Bank’s balance sheet are very sensitive to rising and falling rates. Over the course of the last year, we actively reduced this asset-sensitivity through various strategies, such as entering into rate floor agreements and increasing the use of interest rate swaps designated as cash flow hedges to synthetically convert floating-rate assets to fixed-rate. We anticipate maintaining a moderately asset-sensitive position in 2020, but the Asset/Liability Committee (“ALCO”) continues to monitor market developments and may adjust strategies accordingly.
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
While there is no consensus on what rate or rates may become acceptable alternatives to LIBOR, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected by the Federal Reserve Bank of New York, started in May 2018 to publish the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rate Committee due to the depth and robustness of the U.S. Treasury repurchase market. At this time, it is impossible to predict whether SOFR will become an accepted alternative to LIBOR.
The market transition away from LIBOR to an alternative reference rate, such as SOFR, is complex and could have a range of adverse effects on our business, financial condition and results of operations. In particular, any such transition could:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•adversely affect the interest rates paid or received on, the revenue and expenses associate with, and the value of our floating-rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;
•prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and
•require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR.
The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.
Liquidity Risk
Changes in sources of liquidity and capital and liquidity requirements may limit our operations and potential growth.
Our primary source of liquidity is our supply of deposits from our customers. The continued availability of this supply depends on customers maintaining those deposits with us. Recently, competition for deposits has increased and interest rates paid on deposits have generally risen. While we make significant efforts to consider and plan for changes in our deposit funding, market-related forces and a wide variety of other events could impact the liquidity value we derive from our deposits.
Liquidity requirements and sources are also subject to the comprehensive, consolidated supervision and regulation of the OCC and the FDIC, including risk-based and leverage capital ratio requirements, as well as Basel III liquidity requirements. Capital needs may rise above normal levels when we experience deteriorating earnings and credit quality, and our banking regulators may increase our capital requirements based on general economic conditions and our particular condition, risk profile and growth plans. For a summary of the capital rules to which we are subject, see “Capital Standards – Basel Framework” on page 9 of this Annual Report on Form 10-K.
We and/or the holders of our securities could be adversely affected by unfavorable rating actions from rating agencies.
Our ability to access the capital markets is important to our overall funding profile. This access is affected by the ratings assigned by rating agencies to us and particular classes of securities that we issue. The rates that we pay on our securities are also influenced by, among other things, the credit ratings that we and/or our securities receive from recognized rating agencies. Ratings downgrades to us or our securities could increase our costs or otherwise have a negative effect on our liquidity position, financial condition or the market prices of our securities.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The regulation of incentive compensation under the Dodd-Frank Act may adversely affect our ability to retain our highest performing employees.
The bank regulatory agencies have published guidance and proposed regulations that limit the manner and amount of compensation that banking organizations provide to employees. These regulations and guidance may adversely affect our ability to attract and retain key personnel. If we were to suffer such adverse effects with respect to our employees, our business, financial condition and results of operations could be adversely affected, perhaps materially.
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
Over the last several years, the Bank has completed numerous improvement projects, including the merger of its bank holding company into the Bank; combining the legal charters of our seven affiliate banks into one; consolidating 15 loan operations sites into two; replacing our core loan systems; upgrading our accounting systems; installing a credit origination work flow system; streamlining our small business and retail lending, mortgage, wealth management and foreign exchange businesses; and investing in data quality and information security. Ongoing investment continues in a multi-year project to replace our core deposit systems, a collection of customer-facing digital capabilities and a variety of other projects to simplify how we do business. The Bank has taken actions designed to improve efficiencies and reduce and manage operating expenses, in part to address the challenges to net interest income presented by the current low and declining interest rate environment.
These initiatives and changes continue to be implemented; some of the projects are fully completed, and some projects are in their early stages. By their very nature, projections of duration, cost, expected savings, expected efficiencies, and related items are subject to change and significant variability. There can be no certainty that the Bank will achieve the expected benefits or other intended results associated with these projects.
We may encounter significant adverse developments in the completion and implementation of these changes. These may include significant time delays, cost overruns, loss of key people, technological problems, processing failures, vendor reliance issues and other adverse developments. Any or all of these issues could result in disruptions to our systems, processes, control environment, procedures, and employees, which may adversely impact our customers and our ability to conduct business.
We have plans, policies, and procedures designed to prevent or limit the negative effect of these potential adverse developments. However, there can be no assurance that any such adverse developments will not occur or, if they do occur, that they will be adequately remediated. The ultimate effect of any adverse development could subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could materially affect the Bank, including its control environment, operating efficiency, and results of operations.
Operational/Technology Risk
Catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, floods, prolonged drought, and pandemics may adversely affect the general economy, financial and capital markets, specific industries, and the Bank.
The Bank has significant operations and a significant customer base in Utah, Texas, California, and other regions where natural and other disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as hurricanes, tornadoes, earthquakes, fires, floods, and prolonged drought. These types of natural catastrophic events at times have disrupted the local economy, the Bank’s business and customers, and have posed physical risks to the Bank’s property. In addition, catastrophic events occurring in other regions of the world may have an impact on the Bank’s customers and in turn on the Bank. Although we have business continuity and disaster recovery programs in place, a significant catastrophic event could materially adversely affect the Bank’s operating results.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We could be adversely affected by failure in our internal controls.
We have established internal controls over financial reporting and other operations within the Bank. Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators and investors may have of the Bank. We continue to devote a significant amount of effort, time and resources to improving our controls and ensuring compliance with complex accounting standards and regulations. These efforts also include the management of controls to mitigate operational risks for programs and processes across the Bank.
We could be adversely affected by financial technology advancements and other nontraditional lending and banking sources.
Financial technology companies, referred to as “FinTechs,” and technology platform companies, continue to emerge and compete with traditional financial institutions across a wide variety of products and services. Consumers have demonstrated a growing willingness to obtain banking services from FinTechs. As a result, our ability to remain competitive is increasingly dependent upon our ability to maintain critical technological capabilities, and to identify and develop new, value-added products for existing and future customers. Failure to do so could impede our time to market, reduce customer satisfaction and product accessibility and adaptation, and weaken our competitive position.
We use models in the management of the Bank. There is risk that these models are incorrect or inaccurate in various ways, which can cause us to make nonoptimal decisions.
We attempt to carefully develop, document, back test and validate the models used in the management of the Bank. For example, we use models in the management of interest rate and liquidity risk, models used in projecting stress losses in various segments of our credit and securities portfolios, and models projecting net revenue under stress. Models are inherently imperfect for a number of reasons and cannot perfectly predict outcomes. Management decisions based in part on such models, therefore, can be suboptimal. In addition, when determining the Bank’s capital needs under stress testing, we attempt to specifically quantify the amounts by which model results could be incorrect.
Cyber Risk
We are subject to a variety of system failure and cyber security risks that could adversely affect our business and financial performance.
The Board and the Risk Committee of the Board have invested significant time on overseeing management's efforts to continue to strengthen our infrastructure, staffing and enhance our controls while improving the client and customer experience. Cyber defense and improving our resiliency against cybersecurity threats remains a key focus at all levels of management within the Bank, and of our Board.
We rely heavily on communications and information systems to conduct our business. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Information security risks for large financial institutions have increased significantly in recent years in part because of the proliferation of new technologies (e.g., internet and mobile banking to conduct financial transactions) and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external third parties. Third parties with whom we or our customers do business also present operational and information security risks to us, including security breaches or failures of their own systems. The possibility of employee error, failure to follow security procedures, or malfeasance also presents these risks.
In addition, to access our products and services, our customers may use personal computers, smartphones, tablets, and other mobile devices that are beyond our control environment. Any failure, interruption or breach in security of our information systems could result in failures or disruptions in our customer relationship management; general ledger, deposit, loan and other systems; misappropriation of funds; and theft, disclosure or misuse of proprietary Bank or customer data. While we have significant internal resources, policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, the Bank has

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
experienced security breaches due to cyberattacks in the past and there can be no assurance that any such failure, interruption or security breach will not occur in the future, or, if they do occur, that they will be adequately addressed. It is impossible to determine the potential effects of these events with any certainty but any such breach could result in material adverse consequences for the Bank and its customers.
As cyber threats continue to evolve, we will be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate or remediate any information security vulnerabilities. System enhancements and updates may also create risks associated with implementing new systems and integrating them with existing ones. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our layers of defense can itself create a risk of systems disruptions and security issues. In addition, addressing certain information security vulnerabilities, such as hardware-based vulnerabilities, may affect the performance of our information technology systems. The ability of our hardware and software providers to deliver patches and updates to mitigate vulnerabilities in a timely manner can introduce additional risks, particularly when a vulnerability is being actively exploited by threat actors. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.
Vendor Risk
We outsource various operations to third party vendors which could adversely impact our business and operational performance.
We rely on various vendors to perform operational activities to conduct our business. We have established operational controls and monitoring through our third party vendor management programs to oversee and manage these vendors to help ensure they adhere to the same business practices that we as a Bank have to either adhere or comply with. We have developed and implemented Service Level Agreements ("SLA") to assist us in that effort and have implemented regular reporting to monitor and manage our third party vendors.
Capital/Financial Reporting Risk
Internal stress testing and capital management, as well as provisions of the National Bank Act and OCC regulations, may limit our ability to increase dividends, repurchase shares of our stock, and access the capital markets.
Although we are no longer subject to the CCAR regime, we are required to submit stress tests to the OCC because the Bank has assets in excess of $10 billion, and we continue to utilize stress testing as an important mechanism to inform our decisions on the appropriate level of capital, based upon actual and hypothetically-stressed economic conditions. The stress testing and other applicable regulatory requirements may, among other things, require us to increase our capital levels, limit our dividends or other capital distributions to shareholders, modify our business strategies, or decrease our exposure to various asset classes.
Under the National Bank Act and OCC regulations, certain capital transaction may be subject to the approval of the OCC. These requirements may limit our ability to respond to and take advantage of market developments.
Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to the Bank.
The Bank must maintain certain risk-based and leverage capital ratios, as required by its banking regulators, which can change depending upon general economic conditions, as well as the particular conditions, risk profiles and growth plans of the Bank. Compliance with capital requirements may limit the Bank’s ability to expand and has required, and may require, the Bank or its subsidiaries to raise additional capital. These uncertainties and risks, including those created by legislative and regulatory uncertainties, may increase the Bank’s cost of capital and other financing costs.
We could be adversely affected by accounting, financial reporting, and regulatory/compliance risk.
The Bank is exposed to accounting, financial reporting, and regulatory/compliance risk. The Bank uses a number of complex financial products and services for its own capital, funding, investment and risk management needs, in

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
addition to providing them to its customers. Estimates, judgments, and interpretations of complex and changing accounting and regulatory policies are required in order to provide and account for these products and services. Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and conditions. The level of regulatory/compliance oversight has been heightened in recent periods as a result of rapid changes in regulations that affect financial institutions. The administration of some of these regulations and related changes has required the Bank to comply before their formal adoption. Therefore, identification, interpretation and implementation of complex and changing accounting standards as well as compliance with regulatory requirements pose an ongoing risk.
The value of our goodwill may decline in the future.
As of December 31, 2019, the Bank had $1 billion of goodwill that was allocated to Amegy Bank (“Amegy”), California Bank & Trust (“CB&T”) and Zions Bank. If the fair value of a reporting unit is determined to be less than its carrying value, the Bank may have to take a charge related to the impairment of its goodwill. Such a charge would occur if the Bank were to experience increases in the book value of a reporting unit in excess of the increase in the fair value of equity of a reporting unit. A significant decline in the Bank’s expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of the Bank’s common stock, any or all of which could be materially impacted by many of the risk factors discussed herein, may necessitate the Bank taking charges in the future related to the impairment of its goodwill. If the Bank was to conclude in the future that a write-down of its goodwill is necessary, it would record the appropriate charge, which could have a material adverse effect on the Bank’s results of operations.
The Bank may not be able to utilize the DTA recorded on its balance sheet.
The Bank’s balance sheet includes a DTA. We had net DTAs of $37 million at December 31, 2019, compared with $130 million at December 31, 2018. The largest component of this asset results from additions to our ALLL for purposes of GAAP in excess of loan losses actually taken for tax purposes. Our ability to continue to record this DTA is dependent on the Bank’s ability to realize its value through net operating loss carrybacks or future projected earnings. Loss of part or all of this asset would adversely impact tangible capital. In addition, inclusion of this asset in determining regulatory capital is subject to certain limitations. Currently, no DTAs are disallowed for regulatory purposes at the Bank.
Legal/Compliance Risk
Laws and regulations applicable to the Bank and the financial services industry impose significant limitations on our business activities and subjects us to increased regulation and additional costs.
The Bank and the entire financial services industry have incurred, and will continue to incur, substantial personnel, systems, consulting, and other costs in order to comply with banking regulations, including those promulgated under the Dodd-Frank Act. See “Supervision and Regulation” on page 6 of this Annual Report on Form 10-K for further information about the regulations applicable to the Bank and the financial services industry generally.
Bank regulatory agencies and international regulatory consultative bodies have proposed or are considering new regulations and requirements, some of which may be imposed without formal promulgation. Our deposits are insured by the FDIC up to legal limits. Accordingly, we are subject to FDIC insurance assessments.
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
Political developments may also result in substantial changes in tax, international trade, immigration, and other policies. The extent and timing of any such changes are uncertain, as are the potential direct and indirect impacts, whether beneficial or adverse. Regulations and laws may be modified or repealed, and new legislation may be enacted that will affect us and our subsidiaries.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The ultimate impact of these proposals cannot be predicted as it is unclear which, if any, may be adopted.
We could be adversely affected by legal and governmental proceedings.
We are subject to risks associated with legal claims, litigation, and regulatory and other government proceedings. The Bank’s exposure to these proceedings has increased and may further increase as a result of stresses on customers, counterparties and others arising from the past or current economic environments, new regulations promulgated under recently adopted statutes, the creation of new examination and enforcement bodies, and enforcement and legal actions against banking organizations. Any such matters may result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including adverse judgments, settlements, fines, penalties (e.g., civil money penalties under applicable banking laws), injunctions, restrictions on our business activities, or other relief. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. In general, the amounts paid by financial institutions in settlement of proceedings or investigations, including those relating to anti-money laundering matters, have been increasing dramatically. In addition, any enforcement matters could impact our supervisory and CRA ratings, which may restrict or limit our activities.
The corporate and securities laws applicable to the Bank are not as well-developed as those applicable to a state-chartered corporation, which may impact the ability of the Bank to effect corporate transactions in an efficient and optimal manner.
Prior to the restructuring, the corporate affairs of the Bank’s holding company were governed by Utah state law, and securities law matters were governed by the federal securities laws, including the Securities Act and the Exchange Act, as administered by the SEC. Each of these legal regimes is well-developed and used widely by public companies.
Post-restructuring, the Bank’s corporate affairs are governed by the National Bank Act and related regulations administered by the OCC. With respect to securities matters, the Bank is not subject to the Securities Act, but rather to OCC regulations governing securities offerings. The Bank’s common stock and certain other securities are registered or deemed registered under the Exchange Act, which vests the OCC with the power to administer and enforce certain sections of the Exchange Act applicable to banks such as the Bank (though the Bank currently makes and intends to continue to make filings required by the Exchange Act with the SEC as a “voluntary filer”). These OCC statutory and regulatory regimes have been used by publicly-traded banking organizations relatively rarely and are not as well-developed as the corporate and securities law regimes applicable to corporations. While certain specific risks associated with operating under these regimes are discussed below, unless and until these regimes are further developed and established over time, the uncertainty of how these regimes might apply to any given corporate or securities matters may prevent us from effecting transactions in an efficient and optimal manner or perhaps at all.
Differences between the National Bank Act and state law requirements in respect of mergers could result in the Bank not being able to execute acquisitions as efficiently and advantageously as bank holding companies or other financial institutions.
Unlike state corporate law, the National Bank Act requires shareholder approval of all mergers between a national bank and another national or state bank and does not allow for exceptions in the case of various “minor” mergers, such as a parent company’s merger with a subsidiary or an acquirer’s merger with an unaffiliated entity in which the shares issued by the acquirer do not exceed a designated percentage. The National Bank Act and related regulations may also complicate the structuring of certain nonbank acquisitions.
These differences could adversely affect the ability of the Bank and other banks registered under the National Bank Act to efficiently consummate acquisition transactions. In addition, such differences could make the Bank less competitive as a potential acquirer in certain circumstances given that the Bank’s acquisition proposal may be conditioned on Bank shareholder approval while the Bank’s competitors’ proposals will not have such a condition.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Shares of common stock of a national bank are assessable, which may cause investors to view the Bank’s common stock less favorably than that of Zions Bancorporation prior to the restructuring.
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
The Bank has been permitted and currently makes its Exchange Act filings as a “voluntary filer” with the SEC. However, there can be no assurance that the OCC or SEC will continue to allow the Bank to make filings as a voluntary filer or that the OCC will develop a comparable system for making Exchange Act filings publicly available. If the Bank’s Exchange Act filings ceased to be as readily available as those of bank holding companies, investors could view the Bank less favorably.
The Bank’s ability to issue securities in an optimal manner may be adversely affected by the fact that the OCC’s securities offering regulations and organizational structure are less well developed than those of the SEC, which applied to the Bank’s holding company prior to the restructuring.
The SEC maintains a well-developed regulatory regime and well-staffed organization relating to securities offerings under or exempt from the Securities Act. For example, the SEC has developed integrated disclosure rules, which allow Exchange Act filings to be incorporated by reference into prospectuses distributed as required by the Securities Act. In addition, under the SEC’s rules seasoned issuers who are timely in their filings are permitted to use “automatic shelf registration,” allowing them to offer securities under a registration statement that is automatically effective upon filing. The OCC maintains its own securities offering regime applicable to national banks and their securities offerings, with which the Bank will need to comply in order to access the public capital markets. Similar to the SEC’s offering rules, the OCC’s regime requires that registration statements be reviewed and declared or become effective. However, given that there are currently no other nationally-charted banks whose common stock has been issued under the OCC’s securities offering regime, it is unknown at this point whether and how the OCC staff would review registration statements. It's also unclear whether the OCC would apply the same mechanics for automatic shelf registration filings used by SEC-filers, or how, more generally, the OCC will function as a securities regulator. Given the extent to and manner in which the Bank has accessed capital markets historically, or to which it currently contemplates accessing such markets, the Bank does not believe there will be a material adverse impact on the Bank’s ability to access capital markets effectively, although there can be no assurance that this will be the case. It is possible that operating under the OCC’s securities offering regime could

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
impede the Bank’s ability to sell securities at the most advantageous times or to achieve optimum pricing in offerings.
The Bank is subject to restrictions on permissible activities that would limit the types of business it may conduct and that may make acquisitions of other financial companies more challenging.
Under applicable laws and regulations, bank holding companies and banks are generally limited to business activities and investments that are related to banking or are financial in nature. The range of permissible financial activities is set forth in the Gramm-Leach-Bliley Act and is more limited for banks than for bank holding company organizations. The differences relate mainly to insurance underwriting (but not insurance agency activities) and merchant banking (but not broker-dealer and investment advisory activities). Loss of the bank holding company status, as a result of the restructuring, could make future acquisitions of financial institutions with such operations more challenging.
The Bank’s common stock is not an insured deposit.
Shares of the Bank’s common stock are not a bank deposit and, therefore, losses in value are not insured by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in shares of the Bank’s common stock is inherently risky and is subject to the same market forces and investment risks that affect the price of common stock in any other company, including the possible loss of some or all principal invested.
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
ITEM 2. PROPERTIES
At December 31, 2019, the Bank operated 434 branches, of which 280 are owned and 154 are leased. The Bank also leases its headquarters in Salt Lake City, Utah. Other operations facilities are either owned or leased. The annual rentals under long-term leases for leased premises are determined under various formulas and factors, including operating costs, maintenance and taxes. For additional information regarding leases and rental payments, see Note 8 of the Notes to Consolidated Financial Statements.
ITEM 3. LEGAL PROCEEDINGS
The information contained in Note 16 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PREFERRED STOCK
We have 4.4 million authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share. As of December 31, 2019, 66,139, 138,391, 126,221, 98,555, and 136,368 of preferred shares series A, G, H, I, and J respectively, are outstanding. See Note 14 of the Notes to Consolidated Financial Statements for further information regarding the Bank’s preferred stock. On December 31, 2019, the Bank switched the listing of the preferred stock series A, G, & H to the NASDAQ Global Select Market from the New York Stock Exchange.
COMMON STOCK
Market Information
The Bank’s common stock is traded on the NASDAQ Global Select Market under the symbol “ZION.” The last reported sale price of the common stock on NASDAQ on February 6, 2020 was $47.01 per share.
Common Stock Warrants
As of December 31, 2019, 29.3 million common stock warrants (NASDAQ: ZIONW) with an exercise price of $33.91 were outstanding. These warrants expire on May 22, 2020. The exercise of the common stock warrants is cashless as the warrants are settled on a net share basis, and will increase average basic shares. The impact of the common stock warrants is already considered in the average dilutive shares. See Capital Risk Management and Note 14 of the Notes to Consolidated Financial Statements for further information about the warrants.
Equity Capital and Dividends
As of February 6, 2020, there were 4,260 holders of record of the Bank’s common stock. In February 2020, the Bank’s Board of Directors approved a dividend of $0.34 per common share payable on February 20, 2020 to shareholders of record on February 13, 2020. The Bank expects to continue its policy of paying regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they may be influenced by future earnings, capital requirements, financial condition, and regulatory approvals.
Share Repurchases
The Bank continued its common stock repurchase program during 2019 and repurchased 23.5 million shares of common shares outstanding, which is equivalent to 13% of common stock outstanding as of December 31, 2018, with a fair value of $1.1 billion at an average price of $46.80 per share. In February 2020, the Bank announced that the Board approved a plan to repurchase $75 million of common stock during the first quarter of 2020. During 2018, the Bank repurchased 12.9 million shares of common stock for $670 million at an average price of $51.77. During 2017, the Bank repurchased 7.0 million shares for $320 million at an average price of $45.66 per share. The following schedule summarizes the Bank’s share repurchases for the fourth quarter of 2019:
Fourth Quarter of 2019 Share Repurchases

Period	Total number of shares repurchased [1]	Average price paid per share	Shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the share repurchase plan (in millions)

October	1,073,155	$48.92	1,073,020	$223
November	4,456,121	49.96	4,453,415	—
December	—	—	—	—
Fourth quarter	5,529,276	49.76	5,526,435
1 Represents common shares acquired under previously reported share repurchase plans and common shares acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options under provisions of an employee share-based compensation plan.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Performance Graph
The following stock performance graph compares the five-year cumulative total return of the Bank's common stock with the Standard and Poor’s (S&P) 500 Index and the Keefe, Bruyette & Woods Inc. (“KBW”) Regional Bank Index (“KRX”). The KRX is a modified market capitalization-weighted regional bank and thrift stock index developed and published by KBW, a nationally recognized brokerage and investment banking firm specializing in bank stocks. The index is composed of 50 geographically diverse stocks representing regional banks or thrifts. The stock performance graph is based upon an initial investment of $100 on December 31, 2014 and assumes reinvestment of dividends.
PERFORMANCE GRAPH FOR ZIONS BANCORPORATION, N.A.
INDEXED COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

	2014	2015	2016	2017	2018	2019

Zions Bancorporation, N.A.	100.0	96.5	153.6	183.2	149.8	196.3
KRX Regional Bank Index	100.0	106.0	147.5	150.1	123.9	153.4
S&P 500	100.0	101.4	113.5	138.3	132.2	173.8
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The information contained in Item 12 of this Form 10-K is incorporated by reference herein.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 6. SELECTED FINANCIAL DATA
FINANCIAL HIGHLIGHTS

(Dollar amounts in millions, except per share amounts)	2019/2018 Change	2019	2018	2017	2016	2015
For the Year
Net interest income	+2%	$2,272	$2,230	$2,065	$1,867	$1,715
Noninterest income	+2%	562	552	544	516	357
Total revenue	+2%	2,834	2,782	2,609	2,383	2,072
Provision for credit losses	NM	39	(40)	17	83	34
Noninterest expense	+4%	1,742	1,679	1,656	1,585	1,581
Income before income taxes	-8%	1,053	1,143	936	705	451
Income taxes	-8%	237	259	344	236	142
Net income	-8%	816	884	592	469	309
Net earnings applicable to common shareholders	-8%	782	850	550	411	247
Per Common Share
Net earnings – diluted	+2%	4.16	4.08	2.60	1.99	1.20
Net earnings – basic	+1%	4.41	4.36	2.71	2.00	1.20
Dividends declared	+23%	1.28	1.04	0.44	0.28	0.22
Book value at year-end	+10%	41.12	37.39	36.01	34.10	32.67
Market price – end	+27%	51.92	40.74	50.83	43.04	27.30
Market price – high	-12%	52.08	59.19	52.20	44.15	33.03
Market price – low	+3%	39.11	38.08	38.43	19.65	23.72
At Year-End
Assets	+1%	69,172	68,746	66,288	63,239	59,665
Net loans and leases	+4%	48,709	46,714	44,780	42,649	40,650
Deposits	+6%	57,085	54,101	52,621	53,236	50,374
Long-term debt	+138%	1,723	724	383	535	812
Federal funds and other short-term borrowings	-64%	2,053	5,653	4,976	827	347
Preferred equity	—%	566	566	566	710	829
Common equity	-3%	6,787	7,012	7,113	6,924	6,679
Performance Ratios
Return on average assets		1.17%	1.33%	0.91%	0.78%	0.53%
Return on average common equity		11.2%	12.1%	7.7%	6.0%	3.8%
Return on average tangible common equity		13.1%	14.2%	9.0%	7.1%	4.6%
Net interest margin		3.54%	3.61%	3.45%	3.37%	3.19%
Capital Ratios at Year End
Equity to assets		10.6%	11.0%	11.6%	12.1%	12.6%
Common equity tier 1 (Basel III), tier 1 common (Basel I) [1]		10.2%	11.7%	12.1%	12.1%	12.2%
Tier 1 leverage [1]		9.2%	10.3%	10.5%	11.1%	11.3%
Tier 1 risk-based capital [1]		11.2%	12.7%	13.2%	13.5%	14.1%
Total risk-based capital [1]		13.2%	13.9%	14.8%	15.2%	16.1%
Tangible common equity		8.5%	8.9%	9.3%	9.5%	9.6%
Tangible equity		9.3%	9.7%	10.2%	10.6%	11.1%
Selected Information
Weighted average diluted common shares outstanding (in thousands)	-10%	186,504	206,501	209,653	204,269	203,698
Bank common shares repurchased - from publicly announced plans (in thousands)	+82%	23,505	12,943	7,009	2,889	—
Common dividend payout ratio [1]		29.0%	23.8%	16.1%	14.0%	18.3%
Capital distributed as a percentage of net earnings applicable to common shareholders [2]		170%	103%	74%	36%	18%
Full-time equivalent employees	—%	10,188	10,201	10,083	10,057	10,200
Branches	—%	434	433	433	436	450
1The common dividend payout ratio is equal to common dividends paid divided by net earnings applicable to common shareholders.
2 This ratio is the common dividends paid plus share repurchases for the year, divided by net earnings applicable to common shareholders.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT’S DISCUSSION AND ANALYSIS
GAAP to NON-GAAP RECONCILIATIONS
This Form 10-K presents non-GAAP financial measures, in addition to GAAP financial measures, to provide investors with additional information. The adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are presented in the following schedules. The Bank considers these adjustments to be relevant to ongoing operating results and provide a meaningful base for period-to-period and company-to-company comparisons. These non-GAAP financial measures are used by management to assess the performance and financial position of the Bank and for presentations of Bank performance to investors. The Bank further believes that presenting these non-GAAP financial measures will permit investors to assess the performance of the Bank on the same basis as applied by management.
Non-GAAP financial measures have inherent limitations and are not required to be uniformly applied by individual entities. Although non-GAAP financial measures are frequently used by stakeholders to evaluate a company, they have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of results reported under GAAP. The following are the non-GAAP financial measures presented in this Form 10-K and a discussion of the reasons for which management and investors use these non-GAAP measures.
Return on Average Tangible Common Equity (“ROTCE”) – this schedule also includes “net earnings applicable to common shareholders, excluding the effects of the adjustments, net of tax” and “average tangible common equity.” ROTCE is a non-GAAP financial measure that management believes provides useful information to management and others about the Bank’s use of shareholders’ equity. Management believes the use of ratios that utilize tangible equity provides additional useful information about performance because they present measures of those assets that can generate income.
Schedule 1
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Year Ended December 31,
(Dollar amounts in millions)		2019	2018	2017
Net earnings applicable to common shareholders (GAAP)		$782	$850	$550
Amortization of core deposit and other intangibles, net of tax		—	1	4
Net earnings applicable to common shareholders, excluding amortization of core deposits and intangibles, net of tax (non-GAAP)	(a)	$782	$851	$554
Average common equity (GAAP)		$6,965	$7,024	$7,148
Average goodwill and intangibles		(1,014)	(1,015)	(1,019)
Average tangible common equity (non-GAAP)	(b)	$5,951	$6,009	$6,129
Return on average tangible common equity (non-GAAP)	(a/b)	13.1%	14.2%	9.0%
Tangible Equity Ratio, Tangible Common Equity Ratio, and Tangible Book Value per Common Share – this schedule also includes “tangible equity,” “tangible common equity,” and “tangible assets.” Tangible equity ratio, tangible common equity ratio and tangible book value per common share are non-GAAP financial measures that management believes provide additional useful information about the levels of tangible assets and tangible equity in relation to outstanding shares of common stock. Management believes the use of ratios that utilize tangible equity provides additional useful information to management and others about capital adequacy because they present measures of those assets that can generate income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 2
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		December 31,
		2019	2018	2017
Total shareholders’ equity (GAAP)		$7,353	$7,578	$7,679
Goodwill and intangibles		(1,014)	(1,015)	(1,016)
Tangible equity (non-GAAP)	(a)	6,339	6,563	6,663
Preferred stock		(566)	(566)	(566)
Tangible common equity (non-GAAP)	(b)	$5,773	$5,997	$6,097
Total assets (GAAP)		$69,172	$68,746	$66,288
Goodwill and intangibles		(1,014)	(1,015)	(1,016)
Tangible assets (non-GAAP)	(c)	$68,158	$67,731	$65,272
Common shares outstanding (thousands)	(d)	165,057	187,554	197,532
Tangible equity ratio (non-GAAP)	(a/c)	9.3%	9.7%	10.2%
Tangible common equity ratio (non-GAAP)	(b/c)	8.5%	8.9%	9.3%
Tangible book value per common share (non-GAAP)	(b/d)	$34.98	$31.97	$30.87
Efficiency Ratio and Adjusted Pre-provision Net Revenue – this schedule also includes “adjusted noninterest expense,” “taxable-equivalent net interest income,” “adjusted taxable-equivalent revenue,” “pre-provision net revenue (“PPNR”), and “adjusted PPNR.” The methodology of determining the efficiency ratio may differ among companies. Management makes adjustments to exclude certain items as identified in the subsequent schedule which it believes allows for more consistent comparability among periods. Management believes the efficiency ratio provides useful information regarding the cost of generating revenue. Adjusted noninterest expense provides a measure as to how well the Bank is managing its expenses, and adjusted PPNR enables management and others to assess the Bank’s ability to generate capital to cover credit losses through a credit cycle. Taxable-equivalent net interest income allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 3
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

(Dollar amounts in millions)		2019	2018	2017

Noninterest expense (GAAP)	(a)	$1,742	$1,679	$1,656
Adjustments:
Severance costs		25	3	7
Other real estate expense, net		(3)	1	(1)
Amortization of core deposit and other intangibles		1	1	6
Restructuring costs		15	2	4
Pension termination-related expense		—	—	—
Total adjustments	(b)	38	7	16
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$1,704	$1,672	$1,640
Net interest income (GAAP)	(d)	$2,272	$2,230	$2,065
Fully taxable-equivalent adjustments	(e)	26	22	35
Taxable-equivalent net interest income (non-GAAP)	(d+e)=(f)	2,298	2,252	2,100
Noninterest income (GAAP)	(g)	562	552	544
Combined income (non-GAAP)	(f+g)=(h)	2,860	2,804	2,644
Adjustments:
Fair value and nonhedge derivative loss		(9)	(1)	(2)
Securities gains, net		3	1	14
Total adjustments	(i)	(6)	—	12
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$2,866	$2,804	$2,632
Pre-provision net revenue (non-GAAP)	(h)-(a)	$1,118	$1,125	$988
Adjusted pre-provision net revenue (non-GAAP)	(j-c)	1,162	1,132	992
Efficiency ratio (non-GAAP)	(c/j)	59.5%	59.6%	62.3%
Bank Overview
Zions Bancorporation, National Association and its subsidiaries (collectively “Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”) together comprise a bank headquartered in Salt Lake City, Utah with assets of $69 billion, net revenue (net interest income and noninterest income) exceeding $2.5 billion. We operate as a collection of great community banks that emphasizes local authority and responsibility for results. We are focused on the communities in our footprint and banking businesses and their owners and executives in those communities, where relationships are particularly important. Our experienced bankers develop long-lasting relationships with our customers by providing valuable advice and award-winning service; such relationships are further enhanced by digital products our customers desire. Building such relationships is essential to maintaining our deposit franchise, which currently provides us with one of the lowest costs of deposits in the industry, and to maintaining an overall high customer satisfaction relative to peers. We are a consistent national and state-wide leader of customer survey awards in small and middle-market banking, as well as a national leader in SBA lending and public finance advisory services.
While we serve several important customer segments in our markets, our strategy is especially focused on four key areas: Small Business, Commercial, Affluent, and Capital Markets. Small Business and Commercial are segments where our local operating model is very impactful and valued by our customers, and we continue to invest in the capabilities that differentiate us from our competitors. We are making strategic investments in Affluent and Capital Markets to deepen our relationships with our core customers, while also improving noninterest income contribution.
To enable the execution of our strategy, we are investing in five key areas:
•Our employees and building their capabilities
•Technologies that customers value most and that will make us efficient
•Simplifying how we do business at all levels of the company

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•Maintaining effective risk management practices to ensure judicious risk taking
•Advanced enterprise data and analytics to support local execution
Our strategic objectives include:
•Achieving revenue growth that is competitive with the industry without incurring excessive risk while maintaining a cost structure that results in an efficiency ratio that is competitive with our peers. This includes improving our profitability ratios relative to peers and over the long term driving superior PPNR growth.
◦We are focused on revenue initiatives, including simplifying underwriting processes, simplified and fast account opening, and superior digital product delivery to enable faster and safe small business customer growth. We are developing our capabilities in capital markets, wealth management, mortgage and retail banking to increase noninterest income.
◦We are committed to expense control and are simplifying our operations in a continual and systematic way. As operations are simplified, many such processes can be automated and as such we are investing significantly in technology that is expected to reduce delivery costs over time.
•Competing effectively against the largest banks with a combination of technology and service.
◦We have developed, and continue to develop, our digital delivery capabilities.
◦We are consolidating our multiple core operating systems onto a single operating system for commercial loans, certain retail loans, and all deposits, referred to as our “Core Transformation Project.” We believe this will give us an advantage over other large regional banks by allowing us to more quickly adopt emerging digital products.
◦We continue to invest in high-impact areas to maintain customer satisfaction results that are superior to peers. We are embarking on an initiative to provide even greater levels of service by increasing our investment in our business bankers and branch staff. This investment is expected to result in a key differentiator between our bank and other large banks, especially for small business customers who report that two of the top three key factors in determining the bank they use are (1) the convenience of the location of the branch and (2) access to an account officer.
•We believe that our long-term success depends upon the success of the local communities we serve. We strive to make significant, long-term, business and philanthropic investments that will benefit our communities.
•We strive to maintain a strong risk management profile to be a positive outlier (i.e., superior performance relative to peers) in the event of an economic downturn.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
Executive Summary

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions)	Efficiency ratio

The decline in net earnings applicable to common shareholders from 2018 to 2019 was primarily due to a negative provision for 2018 that did not recur in 2019, and an increase in noninterest expense.
Although earnings for 2019 were lower when compared with 2018, diluted EPS increased as a result of the Bank repurchasing $1.1 billion, or 23.5 million shares, which was 12.5% of outstanding shares as of December 31, 2018.
	The increase in adjusted PPNR was primarily the result of increased interest income due to loan growth and limiting growth of noninterest expense.	We continue to strive for improvements to our efficiency ratio.
In addition to the metrics shown above, the Bank’s net interest margin (“NIM”) decreased 7 basis points (“bps”) for the full year of 2019 versus 2018, which was largely attributable to the low interest rate environment (see “Interest-Earning Assets, Interest-Bearing Liabilities and Net Interest Margin” for more information on the NIM).
Asset quality remained relatively stable in 2019. Total criticized and classified loans increased $217 million, or 19%, and $105 million, or 15%, respectively, from historically low levels in 2018, while nonaccrual loans decreased $9 million, or 4%, during this same period. Net loan and lease charge-offs, expressed as a percentage of average loans held for investment, was 0.08% in 2019, compared with net recoveries of 0.04% in 2018.
Specifically, the financial performance of 2019 relative to 2018 reflects:
•Moderate net interest income growth resulting from loan growth;
•A reduction in the overnight federal funds rate by 75 bps, which resulted in net interest margin compression;
•Modest noninterest income growth due to continued focus on this source of revenue; we experienced notable successes such as generating strong growth in capital markets and foreign exchange fees related to arranging interest rate hedges for our loan customers, loan syndication arrangement fees, and foreign exchange fees. Wealth management and trust fees increased as a result of increased corporate and personal trust revenue;
•Excluding the severance and restructuring charges of $37 million in the fourth quarter of 2019, a slight increase in noninterest expense while we remain focused on expense controls and continue to invest in technology and simplification initiatives. We delivered on our commitment to limit adjusted noninterest expense growth in 2019 to only a slight increase relative to our 2018 results. Adjusted noninterest expense increased $32 million, or 2%, to $1.7 billion in 2019;
•An increase in the provision for credit losses to $39 million in 2019 from $(40) million in 2018. The 2019 provision increased due to loan growth, stabilizing credit quality, and increased net charge-offs (mainly due to a few larger isolated charge-offs). During 2018, strong improvements in credit quality and net recoveries resulted in a negative provision;

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•Average deposit growth of $1.9 billion, or 4%, was very strong during the second half of 2019, which accounted for over 90% of the annual growth.
Although net earnings applicable to common shareholders decreased by 8% over the prior year, earnings per diluted share increased by 2% due to the repurchase of $1.1 billion, or 23.5 million shares, of Bank common stock during 2019.
Areas Experiencing Challenges in 2019
While 2017 and 2018 experienced increases in short-term interest rates, 2019 experienced a declining interest rate environment. The relatively flat yield curve and low interest rate environment put pressure on our NIM. For the last several years we have been focused on achieving positive operating leverage and improving our profitability; however, in a period of falling interest rates, our ability to achieve these objectives becomes more difficult.
Although loan growth was generally consistent with the targeted levels we had established for 2019, we continued to experience a high level of competition during the year. Some of this competition came from nonbank financial institutions such as debt funds, debt capital markets, and covenant-light structures.
Average loan growth of $2.8 billion, or 6%, exceeded average deposit growth of $1.9 billion, or 4%. Consequently, on an average basis throughout 2019, we relied more on wholesale funding to finance incremental balance sheet growth, increasing our funding cost.
Noninterest income from customer-related fees increased 3% in 2019, compared with 2018. While we experienced strength in capital markets and foreign exchange fees and wealth management and trust fees, our other customer-related fees declined or were relatively flat.
Focus for 2020
In 2020, we are focused on the ongoing initiatives related to Bank profitability and returns on- and of-equity. Major areas of emphasis include the following:
•Manage our interest rate risk profile to move toward a more neutral interest-rate sensitive position and to protect net income against further declines in interest rates;
•Achieve broad-based loan growth (i.e., a low- to mid-single digit growth rate) within acceptable concentration limits;
•Achieve similar, or improve upon, growth rates in noninterest income, emphasizing customer-related fee income;
•Maintain adjusted noninterest expense at 2019 levels or lower while continuing to invest in enabling technologies, which will help ensure long-term success in an increasingly competitive marketplace;
•Manage noninterest expense growth linked to revenue growth, profitability and digital delivery strategies.
•Implement technology upgrades and digital strategies to enhance automation and simplification of front, middle and back office processes; and
•Maintain top quartile credit risk profile and superior risk management posture leading to increasing returns of capital.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 4
KEY DRIVERS OF PERFORMANCE

Driver	2019	2018	Change better/(worse)

	(In billions)
Average net loans and leases	$48.3	$45.4	6%
Average money market investments	1.3	1.4	(1)
Average total securities	15.2	15.6	(2)
Average noninterest-bearing deposits	23.4	23.8	(2)
Average total deposits	55.1	53.2	4
	(In millions)
Net interest income	$2,272	$2,230	2%
Provision for credit losses	39	(40)	NM
Noninterest income	562	552	2
Customer-related fee income	525	508	3
Noninterest expense	1,742	1,679	(4)
Net interest margin	3.54%	3.61%	-7 bps
Nonaccrual loans [1]	$243	$252	4%
Ratio of net charge-offs to average loans and leases	0.08%	(0.04)%	-12 bps
Ratio of nonperforming assets to loans and leases and other real estate owned [1]	0.51%	0.55%	4 bps
Ratio of total allowance for credit losses to loans and leases outstanding	1.14%	1.18%	4 bps
1Includes loans held for sale.
Net Interest Income
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities and is more than three-quarters of our revenue. Net interest income is derived from both the volume of interest-earning assets and interest-bearing liabilities and their respective yields/rates.
Net interest income was $2.3 billion during 2019, an improvement of $42 million, or 2%, compared with $2.2 billion during 2018. For both 2019 and 2018, taxable-equivalent net interest income was $2.3 billion, compared with $2.1 billion in 2017. The tax rate used for calculating all taxable-equivalent adjustments was 21% for both 2019 and 2018, and 35% for 2017. The slight increase in net interest income is due to loan growth, noninterest-bearing deposit stability and disciplined deposit pricing, partially offset by decreases in benchmark interest rates. We are not assuming any further changes in benchmark rates in our forecasts. However, because of lower overnight benchmark federal funds rates, which decreased several times during 2019, partially offset by loan growth and the benefit of our noninterest-bearing deposits, we expect net interest income to decrease at a moderate pace in 2020 when compared with 2019, if current conditions persist.
Schedule 5
INTEREST-EARNING ASSETS, INTEREST-BEARING LIABILITIES AND NET INTEREST MARGIN

	2019			2018
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Total interest-earning assets	$64,942	$2,709	4.17%	$62,440	$2,503	4.01%
Total interest-bearing liabilities	37,675	411	1.09	34,453	251	0.73
Impact of net noninterest-bearing sources of funds			0.46			0.33
Net interest margin		$2,298	3.54%		$2,252	3.61%
The NIM was 3.54% and 3.61% for 2019 and 2018, respectively. When comparing 2019 with 2018, higher interest rates and a greater concentration of loans in the earning asset mix led to an increase in earning asset yield, which was more than offset by an increase in deposit rates and a modestly greater reliance on higher-cost borrowed funds.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Funding loan growth with wholesale borrowings negatively impacted the NIM relative to deposit funding, although it was accretive to net interest income.
Noninterest-bearing demand deposit accounts are a significant benefit to NIM. The net impact of noninterest-bearing sources of funds on the NIM increased to 0.46% in 2019, compared with 0.33% in 2018.
Average interest-earning assets increased $2.5 billion from 2018, with average rates improving 16 bps. Average interest-bearing liabilities increased $3.2 billion while average rates increased 36 bps over the same period.

Our average lending portfolio increased $2.8 billion to $48.3 billion, an increase of 6%. The average balance of our investment securities portfolio decreased $0.4 billion, while the year-end balance decreased $1.1 billion. The loan growth was funded through a mix of deposits, securities run-off and wholesale borrowings.
Interest expense increased $160 million, compared with 2018 results, attributable to both an increase in the cost and quantity of deposits and wholesale funding. Interest expense on deposits increased $119 million on $31.7 billion of average interest-bearing deposits.
Average loans increased $2.8 billion due to widespread growth in essentially all loans categories, with average commercial loans accounting for over half of the growth. Yields on average balances increased by 7 bps, 16 bps, and 18 bps in the commercial, CRE and consumer portfolios, respectively. The commercial loan growth was in municipal, commercial and industrial, and owner-occupied loans, where our yields are generally lower than commercial real estate ("CRE"), but higher than consumer. The federal funds target rate decreased three times in 2019 after increasing four times in 2018. A portion of our variable-rate loans were not affected by these changes primarily due to longer reset frequency, or because a substantial portion of our variable-rate interest-earning assets are tied to longer-term rate indices, which rates were impacted by a relatively flat yield curve for much of 2018 and 2019. Also, our earning assets generally reprice more quickly than our funding sources. We expect moderate loan growth during 2020, which may not be as strong as we experienced in 2019.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average noninterest-bearing demand deposits provided us with low-cost funding and comprised 42% of average total deposits, which totaled $55.1 billion in 2019, compared with 45% of average total deposits, which totaled $53.2 billion, for 2018. Average interest-bearing deposits increased 8% in 2019, compared with 2018. During 2019 the Federal Reserve decreased the overnight benchmark federal funds rate by 75 bps, while the rate paid on the Bank’s interest-bearing deposits increased 34 bps.
We are actively monitoring and managing deposits, and have been reducing deposit rates since mid-2019, as benchmark federal funds interest rates have decreased. Our cost of total deposits during 2019 increased 21 bps relative to 2018, and we expect the cost of deposits to decline in 2020 due to ongoing efforts to better align deposit costs with lower market rates, assuming no further benchmark interest rate increases.
Although we consider a wide variety of sources when determining our funding needs, we benefit from access to deposits from a significant number of small to mid-sized business customers, which provide us with a low cost of funds and have a positive impact on our NIM. Including wholesale borrowings, the rate paid on interest-bearing liabilities increased 36 bps.
The average balance of long-term debt increased $701 million compared with 2018, while the average rate decreased 152 bps. During 2019 the Bank issued $500 million of senior notes with an interest rate of 3.35% and $500 million of subordinated notes with an interest rate of 3.25%. Overall interest expense on long-term debt increased $18 million. The Bank has used short-term Federal Home Loan Bank (“FHLB”) borrowings to fund some of its balance sheet growth during the past couple of years. Average short-term debt grew $0.2 billion and the rate paid increased 43 bps. Further changes in short-term borrowings will be primarily driven by loan growth, deposit growth and the level of long term debt as we do not expect significant decreases in investment security balances.
The spread on average interest-bearing funds was 3.08% in 2019 and 3.28% in 2018, respectively. The spread on average interest-bearing funds for these periods was affected by the same factors that had an impact on the NIM. Interest rate spreads and margin are impacted by the mix of assets we hold, the composition of our loan and securities portfolios and the type of funding used.
Our estimates of the Bank’s interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. Further detail on interest rate risk is discussed in “Interest Rate and Market

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Risk Management” on page 64. Refer to the “Liquidity Risk Management” section beginning on page 69 for more information on how we manage liquidity risk.
Schedule 6
Net Interest Margin and Interest Rate Spreads in 2018 vs. 2017

	2018			2017
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Total interest-earning assets	$62,440	$2,503	4.01%	$60,874	$2,227	3.65%
Total interest-bearing liabilities	34,453	251	0.73	32,932	127	0.38
Impact of net noninterest-bearing sources of funds			0.33			0.18
Net interest margin		$2,252	3.61%		$2,100	3.45%
The NIM was 3.61% and 3.45% for 2018 and 2017, respectively. When comparing 2018 with 2017, changes in asset mix resulted in higher average loans, lower average securities and money market investments, and higher average interest-bearing deposits and wholesale borrowings balances to fund overall balance sheet growth. The expansion of NIM reflected a higher loan yield with only a moderate increase in funding costs. Average interest-earning assets increased $1.6 billion from 2017, with average rates improving 36 bps. Average interest-bearing liabilities increased $1.5 billion and average rates increased 35 bps over the same period.

Our average lending portfolio increased $1.9 billion to $45.4 billion, an increase of 4%. The average balance of our investment securities portfolio decreased $0.1 billion, while year-end balances decreased $0.5 billion. The net earning asset growth was funded through a mix of deposits and wholesale borrowings.
Interest expense increased $124 million compared to 2017 results, mainly due to both an increase in the cost and quantity of deposits and wholesale funding. Interest expense on deposits increased $76 million on $29.4 billion of average interest-bearing deposits.
The increase in the average loan portfolio was due to growth in 1-4 family residential, commercial and industrial, and municipal lending. Yields on average balances increased by 43 bps, 45 bps, and 20 bps in the commercial, CRE

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
and consumer portfolios, respectively. Much of the consumer growth was in consumer 1-4 family residential, where our yields are generally lower than on commercial loans.
Average noninterest-bearing demand deposits comprised 45% of average total deposits, which totaled $53.2 billion in 2018, compared with 46% of average total deposits, which totaled $52.2 billion, for 2017. Average interest-bearing deposits increased 3% in 2018, compared with 2017. During 2018 the Federal Reserve increased the overnight benchmark federal funds rate by 100 bps, while the rate paid on the Bank’s interest-bearing deposits increased 25 bps, implying a deposit beta of 25%. Including wholesale borrowings, the rate paid on interest-bearing liabilities increased 35 bps.
The average balance of long-term debt increased $118 million compared with 2017, while the average rate decreased 58 bps. During 2018, the Bank issued $500 million of senior notes with an interest rate of 3.5%. Overall interest expense on long-term debt increased $4 million. Average short-term debt grew $466 million and the rate paid increased 88 bps.
The spread on average interest-bearing funds was 3.28% in 2018 and 3.27% in 2017, respectively. The spread on average interest-bearing funds for these periods was affected by the same factors that had an impact on the NIM. Refer to the “Liquidity Risk Management” section beginning on page 69 for more information on how we manage liquidity risk.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 7
AVERAGE BALANCE SHEETS, YIELDS AND RATES

	2019			2018
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate
ASSETS
Money market investments	$1,346	$32	2.41%	$1,360	$29	2.12%
Securities:
Held-to-maturity	706	26	3.69	781	28	3.56
Available-for-sale	14,389	340	2.36	14,712	328	2.23
Trading account	147	6	4.45	109	4	3.97
Total securities	15,242	372	2.45	15,602	360	2.31
Loans held for sale	89	3	2.90	53	2	4.63
Loans and leases [2]
Commercial	24,990	1,215	4.86	23,333	1,118	4.79
Commercial real estate	11,675	597	5.11	11,079	549	4.95
Consumer	11,600	490	4.22	11,013	445	4.04
Total Loans and leases	48,265	2,302	4.77	45,425	2,112	4.65
Total interest-earning assets	64,942	2,709	4.17	62,440	2,503	4.01
Cash and due from banks	610			549
Allowance for loan losses	(501)			(495)
Goodwill and intangibles	1,014			1,015
Other assets	3,506			3,060
Total assets	$69,571			$66,569
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
Saving and money market	$26,852	$160	0.60%	$25,480	$81	0.32%
Time	4,868	94	1.94	3,876	54	1.38
Foreign	—	—	—	—	—	—
Total interest-bearing deposits	31,720	254	0.80	29,356	135	0.46
Borrowed funds:
Federal funds purchased and other short-term borrowings	4,719	111	2.36	4,562	88	1.93
Long-term debt	1,236	46	3.69	535	28	5.21
Total borrowed funds	5,955	157	2.64	5,097	116	2.27
Total interest-bearing liabilities	37,675	411	1.09	34,453	251	0.73
Noninterest-bearing deposits	23,361			23,827
Total deposits and interest-bearing liabilities	61,036	411	0.67	58,280	251	0.43
Other liabilities	1,004			699
Total liabilities	62,040			58,979
Shareholders’ equity:
Preferred equity	566			566
Common equity	6,965			7,024
Total shareholders’ equity	7,531			7,590
Total liabilities and shareholders’ equity	$69,571			$66,569
Spread on average interest-bearing funds			3.08			3.28
Impact of net noninterest-bearing sources of funds			0.46			0.33
Net interest margin		$2,298	3.54		$2,252	3.61
Memo: total cost of deposits			0.46			0.25
1 Taxable-equivalent rates used where applicable. See “GAAP to Non-GAAP Reconciliations” on page 27 for more information regarding taxable-equivalent net interest income.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

2017			2016			2015
Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate	Average balance	Amount of interest [1]	Average rate

$1,539	$19	1.23%	$3,664	$21	0.59%	$8,252	$23	0.28%

776	31	3.95	675	30	4.40	581	30	5.08
14,907	313	2.10	9,546	184	1.93	5,181	100	1.93
64	2	3.75	83	3	3.76	64	2	3.46
15,747	346	2.20	10,304	217	2.11	5,826	132	2.26
87	3	3.56	140	5	3.36	125	5	3.61

22,116	964	4.36	21,748	913	4.20	21,419	903	4.22
11,184	504	4.50	11,131	472	4.24	10,178	454	4.46
10,201	391	3.84	9,183	351	3.83	8,574	334	3.91
43,501	1,859	4.27	42,062	1,736	4.13	40,171	1,691	4.21
60,874	2,227	3.65	56,170	1,979	3.53	54,374	1,851	3.40
786			675			642
(548)			(601)			(607)
1,019			1,027			1,035
2,985			2,779			2,601
$65,116			$60,050			$58,045

$25,453	$39	0.15%	$25,672	$37	0.15%	$24,619	$38	0.16%
2,966	20	0.69	2,333	12	0.49	2,274	10	0.43
—	—	—	128	—	0.28	379	1	0.18
28,419	59	0.21	28,133	49	0.18	27,272	49	0.18

4,096	44	1.05	456	1	0.27	235	—	0.14
417	24	5.79	703	37	5.18	1,016	69	6.75
4,513	68	1.49	1,159	38	3.25	1,251	69	5.51
32,932	127	0.38	29,292	87	0.30	28,523	118	0.41
23,781			22,462			21,366
56,713	127	0.22	51,754	87	0.14	49,889	118	0.20
624			625			592
57,337			52,379			50,481

631			756			983
7,148			6,915			6,581
7,779			7,671			7,564
$65,116			$60,050			$58,045
		3.27			3.23			2.99
		0.18			0.14			0.20
	$2,100	3.45		$1,892	3.37		$1,733	3.19
		0.11			0.10			0.10

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Schedule 8
ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATE

	2019 over 2018			2018 over 2017
	Changes due to		Total changes	Changes due to		Total changes
(In millions)	Volume	Rate[1]		Volume	Rate[1]
INTEREST-EARNING ASSETS
Money market investments	$—	$3	$3	$(2)	$12	$10
Securities:
Held-to-maturity	(3)	1	(2)	—	(3)	(3)
Available-for-sale	(7)	19	12	(4)	19	15
Trading account	1	1	2	2	—	2
Total securities	(9)	21	12	(2)	16	14
Loans held for sale	1	—	1	(1)	—	(1)
Loans and leases[2]
Commercial	81	16	97	55	99	154
Commercial Real Estate	30	18	48	(5)	50	45
Consumer	25	20	45	32	22	54
Total loans and leases	136	54	190	82	171	253
Total interest-earning assets	128	78	206	77	199	276
INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Saving and money market	5	74	79	(1)	43	42
Time	15	25	40	8	26	34
Total interest-bearing deposits	20	99	119	7	69	76
Borrowed funds:
Federal funds purchased and other short-term borrowings	3	20	23	4	40	44
Long-term debt	26	(8)	18	6	(2)	4
Total borrowed funds	29	12	41	10	38	48
Total interest-bearing liabilities	49	111	160	17	107	124
Change in taxable-equivalent net interest income	$79	$(33)	$46	$60	$92	$152
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Provision for Credit Losses
Schedule 9
TOTAL ALLOWANCE AND PROVISION FOR CREDIT LOSSES

(In millions)	December 31, 2019	December 31, 2018	Amount Change	Percent Change

At year end:
Allowance for loan and lease losses	$495	$495	$—	—%
Reserve for unfunded lending commitments	59	57	2	4
Total allowance for credit losses	$554	$552	$2	—%

For the year ended:
Provision for loan losses	$37	$(39)	$76	NM
Provision for unfunded lending commitments	2	(1)	3	NM
Total provision for credit losses	$39	$(40)	$79	NM
The allowance for credit losses ("ACL") is the combination of both the ALLL and the reserve for unfunded lending commitments ("RULC"). The ALLL represents the estimated probable losses inherent in the loan and lease portfolio as of the balance sheet date. The RULC represents the estimated reserve for potential losses associated with off-balance sheet commitments. Changes in the ALLL and RULC, including changes in net charge-offs, are recorded in the provision for loan and lease losses and the provision for unfunded lending commitments in the income statement, respectively.
The ACL increased $2 million to $554 million at December 31, 2019, compared with $552 million at December 31, 2018. The slight increase in the ACL from the prior year period is primarily due to loan growth, partially offset by recent default and loss rates that are lower than long-term averages.
The provision for credit losses, which is the combination of both the provision for loan losses and the provision for unfunded lending commitments, was $39 million in 2019, compared with $(40) million in 2018. The provision for unfunded lending commitments may be subject to sizable fluctuations due to changes in the timing and volume of loan commitments, originations, fundings and changes in credit quality.
See Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 54 for more information on how we determine the appropriate level for the ALLL and the RULC.
On January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its subsequent updates, often referred to as the Current Expected Credit Loss ("CECL") model. Upon adoption of the ASU, Zions recorded the full amount of the ACL for loans and leases of $526 million, compared with $554 million at December 31, 2019, resulting in an after-tax increase to retained earnings of $20 million. The impact of the adoption of CECL for our securities portfolio was less than $1 million. As a result of this new accounting standard, we expect our allowance for credit losses will become more volatile primarily because, under the new process, the allowance is subject to economic forecasts that may change materially from period to period. For more information see "Critical Accounting Policies and Significant Estimates" on page 75.
Noninterest Income
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. Growing noninterest income is a key strategic priority, and several strategic initiatives are underway to support this effort. Specifically, we are working to leverage our focus on commercial and small business customers to accelerate sales of capital markets products and wealth advisory services. Noninterest income accounted for 20% of net revenue during both 2019 and 2018. For 2019, noninterest income was $562 million, compared with $552 million in 2018 and $544 million in 2017. During 2019, we experienced strong growth in capital markets and

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
foreign exchange fees driven by income from customer interest rate swap activity, loan syndication arrangement fees and foreign exchange fees, followed by growth in our wealth management and trust fees, while experiencing declines in commercial account fees.
We believe a subtotal of customer-related fees provides a better view of income over which we have more direct near-term control. It excludes items such as dividends, insurance-related income, mark-to-market adjustments on certain derivatives, and securities gains and losses.
Schedule 10 presents a comparison of the major components of noninterest income for the past three years.
Schedule 10
NONINTEREST INCOME

(Dollar amounts in millions)	2019	Amount change	Percent change	2018	Amount change	Percent change	2017

Commercial account fees	$121	$(1)	(1)%	$122	$(4)	(3)%	$126
Card fees	92	(2)	(2)	94	(2)	(2)	96
Retail and business banking fees	78	—	—	78	—	—	78
Loan-related fees and income	75	1	1	74	2	3	72
Capital markets and foreign exchange fees	78	20	34	58	9	18	49
Wealth management and trust fees	60	5	9	55	8	17	47
Other customer-related fees	21	(6)	(22)	27	5	23	22
Customer-related fees	525	17	3	508	18	4	490
Dividends and other income	34	(9)	(21)	43	3	8	40
Securities gains, net	3	2	200	1	(13)	(93)	14
Total noninterest income	$562	$10	2%	$552	$8	1%	$544
Customer-related fees increased by $17 million, or 3%, from 2018 to 2019. Capital markets and foreign exchange fees increased by $20 million as a result of an $11 million increase in income from arranging interest rate hedges for our loan customers, a $4 million increase in loan syndication arrangement fees and a $3 million increase in foreign exchange fees. Wealth management and trust fees increased by $5 million, or 9%, as a result of increased corporate and personal trust revenue. Other customer-related fees decreased by $6 million, or 22%, primarily as a result of the sale of a minor business in the first quarter of 2019.
Dividends and other income decreased by $9 million primarily due to valuation adjustments on client-related interest rate swaps during 2019. As a result of the decline in interest rates during 2019 and increased client activity during the year, these client-related interest rate swaps significantly increased in value, resulting in the Bank having a larger exposure to the clients and a $9 million valuation adjustment in 2019, compared with a valuation adjustment of $1 million in 2018. Dividends and other income also decreased during 2019 due to a $3 million gain on venture capital investments in 2018 that did not recur in 2019 and a $3 million decrease in dividends from the Federal Reserve resulting from a decline in our Federal Reserve stock held and a decline in the 10-year Treasury, partially offset by a $3 million increase in other miscellaneous income.
Noninterest Expense
Noninterest expense increased by $63 million, or 4%, from 2018 to 2019. Adjusted noninterest expense increased by $32 million, or 2%, over the same period. This 2% increase is within our previously communicated growth rate of low single-digit percentage range relative to the prior year. See “GAAP to Non-GAAP Reconciliations” on page 27 for more information regarding the calculation of adjusted noninterest expense.
We have developed a culture that continually seeks to streamline and make more simple and efficient processes required to operate the Bank. As part of our focus on noninterest expenses, in October 2019, we announced a 5% workforce reduction that occurred in the fourth quarter of 2019. We also announced the closure of multiple branches beginning in the fourth quarter of 2019, including 12 branches scheduled to close during 2020. As a result of this reduction in staffing, we recognized $22 million of severance and $15 million of other restructuring-related costs

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
primarily related to centralizing our office space in Utah and the closure of certain branches across our footprint. In 2018 we successfully completed the merger of the holding company with, and into, the bank subsidiary. The consolidation of the holding company into the bank reduced duplicative regulatory examinations and certain regulatory requirements. We remain focused on expense control efforts, while continuing to invest in technology initiatives.
Schedule 11 presents a comparison of the major components of noninterest expense for the past three years.
Schedule 11
NONINTEREST EXPENSE

(Dollar amounts in millions)	2019	Amount change	Percent change	2018	Amount change	Percent change	2017

Salaries and employee benefits	$1,141	$71	7%	$1,070	$64	6%	$1,006
Occupancy, net	133	1	1	132	3	2	129
Furniture, equipment and software, net	135	9	7	126	(4)	(3)	130
Other real estate expense, net	(3)	(4)	(400)	1	2	(200)	(1)
Credit-related expense	20	(5)	(20)	25	(4)	(14)	29
Professional and legal services	47	(5)	(10)	52	(5)	(9)	57
Advertising	19	(7)	(27)	26	4	18	22
FDIC premiums	25	(25)	(50)	50	(3)	(6)	53
Other	225	28	14	197	(34)	(15)	231
Total noninterest expense	$1,742	$63	4	$1,679	$23	1	$1,656
Adjusted noninterest expense	$1,704	$32	2%	$1,672	$32	2%	$1,640
Schedule 12
SALARIES AND EMPLOYEE BENEFITS

(Dollar amounts in millions)	2019	Amount/quantity change	Percent change	2018	Amount/quantity change	Percent change	2017

Salaries and bonuses	$953	$58	6%	$895	$46	5%	$849
Employee benefits:
Employee health and insurance	83	6	8	77	8	12	69
Retirement	49	4	9	45	7	18	38
Payroll taxes and other	56	3	6	53	3	6	50
Total benefits	188	13	7	175	18	11	157
Total salaries and employee benefits	$1,141	$71	7%	$1,070	$64	6%	$1,006
Full-time equivalent employees at December 31	10,188	(13)	—	10,201	118	1	10,083
Salaries and employee benefits increased by $71 million, or 7%, in 2019, compared with 2018. Salaries and employee benefits increased due to a $33 million increase in base salaries resulting from salary merit increases, a $22 million increase in severance expenses primarily from the previously announced reduction in staffing levels, a $6 million increase in employee medical costs, and a $4 million increase in retirement expenses. These increases were partially offset by a $7 million decrease in incentive compensation.
Salaries and employee benefits increased by $64 million, or 6%, in 2018, compared with 2017. Salaries and employee benefits increased in 2018 primarily due to a $29 million increase in base salaries resulting from salary increases related to the Tax Cuts and Jobs Act, merit increases and increased headcount, and a $19 million increase in incentive compensation, of which $7 million relates to the Tax Cuts and Jobs Act. The remaining $16 million increase was primarily a result of an $8 million increase in the Bank’s medical plans and a $7 million increase in the Bank’s contribution to the employee 401(k) plan, as a result of improved financial performance.
Furniture and equipment expense increased $9 million, or 7%, in 2019, primarily from increased amortization expense related to capitalized technology costs from the successful implementation of our commercial and

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
consumer loan systems. Furniture and equipment expense decreased by $4 million in 2018, primarily due to decreased software maintenance expense, partially offset by increased amortization of capitalized software.
Professional and legal services decreased $5 million from 2018 to $47 million in 2019. The decrease was primarily a result of lower consulting fees related to our simplification and technology initiatives. The $5 million decrease in 2018 from 2017 was for the same reason.
Advertising expense decreased by $7 million to $19 million for 2019. This decrease was mainly due to lower sponsorships. Advertising expense in 2018 was $4 million higher compared with 2017, primarily due to increased media expense.
FDIC premiums were $25 million in 2019, compared with $50 million in 2018. This decrease was primarily due to the elimination of the FDIC surcharge for large banks because the required Deposit Insurance Fund reserve ratio had been met and the Bank issuing unsecured debt which results in lower FDIC premiums.
Other noninterest expense increased $28 million to $225 million in 2019, compared with $197 million in 2018. This increase was due to a $13 million impairment related to centralizing our office space in Utah and the closure of certain branches across our footprint, and $10 million of customer reimbursements made by the Bank to remedy a self-identified operational issue. Other noninterest expense decreased $34 million from 2017 to 2018 as a result of a one-time $12 million charitable contribution made at the end of 2017 and a decrease in employee and operational expenses resulting from the Bank’s simplification and efficiencies initiatives.
In October 2018, we announced the termination of the defined benefit pension plan subject to obtaining necessary regulatory approval. Completion of this termination is expected in 2020. Plan participant benefits will choose to receive an annuity or a lump-sum payment. The elimination of the plan is expected to result in a onetime charge of approximately $10 million to $15 million, likely toward the middle of 2020, in addition to the reclassification of an approximate $17 million loss out of AOCI into earnings. The current estimate of this expense is subject to change depending upon a number of factors including plan performance, participant elections between lump-sum distribution options and an annuity option, and market competitiveness in the annuity bid process.
Branch closing costs and other efficiency-related cost accelerations will be recognized in the next several quarters. Excluding the severance, branch closing, and other efficiency-related cost acceleration expenses, adjusted noninterest expense for 2019 experienced a 2% increase relative to the prior year. We expect 2020 expenses to be the same as, or slightly reduced from, 2019 results, excluding the expected pension termination expense, severance and other restructuring expenses.
Income Taxes
Income tax expense was $237 million in 2019, $259 million in 2018, and $344 million in 2017. Our effective income tax rates were 22.5% in 2019, 22.7% in 2018, and 36.8% in 2017. The income tax rates for all tax years were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance ("BOLI"). The income tax rates for 2019 and 2018 were positively impacted by the decrease in the corporate federal income tax rate to 21% from 35% due to the Tax Cuts and Jobs Act, which was effective January 1, 2018. This rate benefit was partially reduced by the nondeductibility of FDIC premiums, certain executive compensation and other fringe benefits as enacted by the new tax law.
The tax rate for 2017 was impacted by a one-time $18 million benefit to tax expense related to the reevaluation of state tax positions, an excess tax benefit of $9 million from the implementation of a new accounting guidance related to share-based compensation, and a net DTA write-off of $47 million through income tax expense associated with the decrease in the federal income tax rate from the passage of new legislation.
The Bank continued to invest in technology initiatives, low-income housing and municipal securities during 2019, 2018 and 2017, generating tax credits and nontaxable income that benefited the tax rate each year.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We had a net DTA balance of $37 million at December 31, 2019 compared with $130 million at December 31, 2018. The decrease in the net DTA resulted primarily from the decrease in unrealized losses in OCI related to securities, an increase in deferred loan fees and accelerated tax deductions on certain technology initiatives and depreciable property during 2019. We did not record any valuation allowance for GAAP purposes as of December 31, 2019. Note 20 of the Notes to Consolidated Financial Statements discloses information about the Bank’s evaluation of its DTA, including any potential additional valuation allowances.
Preferred Stock Dividends and Redemption
Preferred stock dividends were $34 million during both 2019 and 2018, which was a $6 million decrease from $40 million in 2017. Preferred stock dividends decreased beginning in 2018 as a result of the completion of a tender offer on our $144 million of Series F preferred stock during 2017. Preferred dividends are expected to continue at $34 million for 2020. See further details in Note 14 of the Notes to Consolidated Financial Statements.
BUSINESS SEGMENT RESULTS
We manage our operations and prepare management reports and other information with a primary focus on geographical area. Our banking operations are managed under their own individual brand names, including Zions Bank, Amegy Bank ("Amegy"), California Bank & Trust (“CB&T”), National Bank of Arizona (“NBAZ”), Nevada State Bank (“NSB”), Vectra Bank Colorado (“Vectra”), and The Commerce Bank of Washington (“TCBW”). Performance assessment and resource allocation are based upon this geographical structure. Most of the lending and other decisions affecting customers are made at the local level. The accounting policies of the individual segments are the same as those of the Bank. We allocate the cost of centrally provided services to the business segments based upon estimated or actual usage of those services. We also use an internal Funds Transfer Pricing (“FTP”) allocation system to report results of operations for business segments. This process is continually refined. The operating segment identified as “Other” includes certain nonbank financial service subsidiaries, centralized back-office functions, and eliminations of transactions between segments. See Note 22 of the Notes to Consolidated Financial Statements for more information on the Other segment, and more performance information including net interest income, noninterest income, and noninterest expense by segment..
During 2019, our banking operations experienced improved financial performance when compared with 2018. Common areas of financial performance experienced at various levels of the segments include:
• Increased loan balances across all geographies;
•Continued strong or improvements in credit quality; and
•Growth in customer deposit balances across almost all segments.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 13 shows selected financial information for our business segments. Ratios are calculated based on amounts in thousands.
Schedule 13
SELECTED SEGMENT INFORMATION

(Dollar amounts in millions)	Zions Bank			Amegy			CB&T
	2019	2018	2017	2019	2018	2017	2019	2018	2017
KEY FINANCIAL INFORMATION
Total average loans	$13,109	$12,643	$12,481	$12,235	$11,358	$11,021	$10,763	$10,033	$9,539
Total average deposits	15,870	15,410	15,986	11,627	11,160	11,096	11,522	11,268	11,030
Income before income taxes	364	353	301	282	353	209	287	272	236
CREDIT QUALITY
Provision for credit losses	$18	$8	$20	$9	$(80)	$20	$7	$15	$(5)
Net loan and lease charge-offs	9	1	35	19	(17)	40	10	4	1
Ratio of net charge-offs to average loans and leases	0.07%	0.01%	0.28%	0.16%	(0.15)%	0.36%	0.09%	0.04%	0.01%
Allowance for credit losses	$144	$136	$130	$182	$189	$247	$75	$79	$69
Ratio of allowance for loan losses to net loans and leases, at year-end	1.10%	1.08%	1.04%	1.49%	1.66%	2.24%	0.70%	0.79%	0.72%
Nonperforming lending-related assets	$86	$68	$83	$60	$79	$236	$49	$48	$47
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	0.65%	0.52%	0.67%	0.49%	0.69%	2.07%	0.45%	0.45%	0.47%
Accruing loans past due 90 days or more	$2	$11	$10	$2	$1	$7	$5	$9	$19
Ratio of accruing loans past due 90 days or more to net loans and leases	0.02%	0.09%	0.08%	0.02%	0.01%	0.06%	0.05%	0.09%	0.20%

(Dollar amounts in millions)	NBAZ			NSB			Vectra			TCBW
	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
KEY FINANCIAL INFORMATION
Total average loans	$4,774	$4,608	$4,267	$2,630	$2,394	$2,357	$3,109	$2,924	$2,644	$1,194	$1,118	$926
Total average deposits	5,002	4,931	4,762	4,512	4,286	4,254	2,853	2,761	2,756	1,094	1,092	1,107
Income before income taxes	111	97	90	52	41	35	52	44	44	38	34	27
CREDIT QUALITY
Provision for credit losses	$2	$8	$(8)	$(1)	$1	$(11)	$3	$6	$1	$(1)	$2	$2
Net loan and lease charge-offs	—	—	(1)	(3)	(4)	(3)	2	—	2	—	—	—
Ratio of net charge-offs to average loans and leases	—%	—%	(0.02)%	(0.11)%	(0.17)%	(0.13)%	0.06%	—%	0.08%	—%	—%	—%
Allowance for credit losses	$37	$35	$28	$16	$15	$11	$30	$29	$24	$9	$11	$9
Ratio of allowance for loan losses to net loans and leases, at year-end	0.78%	0.76%	0.66%	0.61%	0.63%	0.47%	0.96%	0.99%	0.91%	0.75%	0.98%	0.97%
Nonperforming lending-related assets	$14	$18	$17	$27	$18	$17	$11	$20	$10	$4	$4	$6
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	0.29%	0.39%	0.38%	1.00%	0.72%	0.72%	0.35%	0.66%	0.36%	0.33%	0.37%	0.58%
Accruing loans past due 90 days or more	$—	$1	$—	$—	$—	$—	$1	$—	$—	$—	$—	$—
Ratio of accruing loans past due 90 days or more to net loans and leases	—%	0.02%	—%	—%	—%	—%	0.03%	—%	0.01%	—%	—%	—%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Zions Bank
Zions Bank is headquartered in Salt Lake City, Utah, and is primarily responsible for conducting operations in Utah, Idaho, and Wyoming. If it were a separately chartered bank, it would be the largest full-service commercial bank in Utah and the 4th largest in Idaho, as measured by domestic deposits in these states.
Zions Bank’s income before income taxes increased by $11 million, or 3%, during 2019. Net interest income increased by $30 million, which was partially offset by a $10 million increase in the provision for credit losses and a $9 million increase in noninterest expense. The loan portfolio increased by $178 million during 2019, which consisted of increases of $72 million and $115 million in commercial and CRE loans, respectively, and a decrease of $9 million in consumer loans. The ratio of allowance for loan losses to net loans and leases increased slightly to 1.10% at December 31, 2019 from 1.08% at December 31, 2018. Nonperforming lending-related assets increased $18 million, or 26%, from the prior year. Deposits increased by 7% from 2018 to 2019.
Amegy Bank
Amegy Bank is headquartered in Houston, Texas. If it were a separately chartered bank, it would be the 8th largest full-service commercial bank in Texas as measured by domestic deposits in the state.
Amegy’s income before income taxes decreased by $71 million, or 20%, during 2019. The decrease in income before income taxes is mainly due to a $89 million increase in the provision for credit losses, partially offset by increases of $6 million and $8 million in net interest income and noninterest income, respectively. The credit quality of Amegy’s loan portfolio improved during 2018, mainly due to improvements in the oil and gas-related portfolio, which led to $80 million negative provision for credit losses in 2018. Credit quality remained strong in 2019. The ratio of the ALLL to net loans and leases decreased to 1.49% at December 31, 2019 from 1.66% a year earlier. During 2019, nonperforming lending-related assets decreased $19 million, or 24%. Amegy has been able to achieve strong loan portfolio growth, resulting in a $770 million increase from the prior year. During 2019, commercial, consumer, and CRE loans increased by $474 million, $235 million and $61 million, respectively. Deposits increased by 2% from 2018 to 2019.
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
CB&T’s income before income taxes increased by $15 million, or 6%, during 2019 primarily from an increase in net interest income due to loan growth. CB&T’s loan portfolio increased by $310 million in 2019 from the prior year. During 2019, commercial, CRE and consumer loans increased by $156 million, $93 million and $61 million, respectively. The credit quality of CB&T’s loan portfolio continues to be strong, as the ratio of the ALLL to net loans for 2019 was 0.70%. Deposits increased by 5% from 2018 to 2019.
National Bank of Arizona
National Bank of Arizona is headquartered in Phoenix, Arizona. If it were a separately chartered bank, it would be the 7th largest full-service commercial bank in Arizona as measured by domestic deposits in the state.
NBAZ’s income before income taxes increased by $14 million, or 14%, during 2019 due to increased net interest income from loan growth and improved fee revenue. The loan portfolio increased during 2019 by $117 million, composed of increases in CRE and consumer loans of $110 million and $38 million, respectively, and a decrease in commercial loans of $31 million. The credit quality of NBAZ’s loan portfolio remained strong during 2019. The ratio of ALLL to net loans and leases was 0.78% at December 31, 2019. Deposits increased by 4% from 2018 to 2019.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Nevada State Bank
Nevada State Bank is headquartered in Las Vegas, Nevada. If it were a separately chartered bank, it would be the 5th largest full-service commercial bank in Nevada as measured by domestic deposits in the state. NSB focuses on serving small and mid-sized businesses as well as retail consumers, with an emphasis on relationship banking.
In 2019, NSB’s income before in taxes increased by $11 million, or 27% due to improvement in net interest income from loan growth. NSB’s loans increased by $205 million during 2019, including increases of $200 million in commercial loans and $32 million in CRE loans, while consumer loans decreased by $27 million. The credit quality of NSB’s loan portfolio remained stable during 2019. Nonperforming lending-related assets increased $9 million, or 50%, from the prior year. The ratio of the ALLL to net loans and leases decreased to 0.61% at December 31, 2019. Deposits increased by 11% from 2018 to 2019.
Vectra Bank Colorado
Vectra Bank Colorado is headquartered in Denver, Colorado. If it were a separately chartered bank, it would be the 13th largest full-service commercial bank in Colorado as measured by domestic deposits in the state.
In 2019, Vectra’s income before income taxes increased by $8 million, or 18%. During 2019, total loans increased by $101 million, including $57 million in commercial loans, $26 million in CRE loans, and $18 million in consumer loans. The credit quality of Vectra’s loan portfolio was strong, and the ratio of ALLL to net loans and leases was 0.96% at December 31, 2019. Deposits increased by 8% from 2018 to 2019.
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
TCBW’s income before income taxes increased $4 million, or 12%, during 2019. The loan portfolio increased by $134 million, including increases of $134 million in commercial loans and $7 million in consumer loans, offset by a decrease of $7 million in CRE loans. Deposits increased by 5% from 2018 to 2019.
BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets while keeping nonearning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases.
Schedule 7, which we referenced in our discussion of net interest income, includes the average balances of our interest-earning assets, the amount of revenue generated by them, and their respective yields. Another goal is to maintain a higher-yielding mix of interest-earning assets, such as loans, relative to lower-yielding assets, while maintaining adequate levels of highly liquid assets. As a result of this goal we redeployed funds from lower-yielding money market investments, in addition to using wholesale borrowings, to purchase agency securities.
Average interest-earning assets were $64.9 billion in 2019, compared with $62.4 billion in the previous year. Average interest-earning assets as a percentage of total average assets were 93% and 94% in 2019 and 2018, respectively.
Average loans were $48.3 billion in 2019 and $45.4 billion in 2018. Average loans as a percentage of total average assets were 69% in 2019, compared with 68% in 2018.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average money market investments, consisting of interest-bearing deposits and federal funds sold and security resell agreements, decreased by 1% from 2018. Average securities decreased by 2% from 2018. Average total deposits increased by 4%; average total loans also increased by 6% in 2019 when compared with 2018.
AVERAGE OUTSTANDING LOANS AND DEPOSITS
(at December 31)
Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk, in addition to generating revenue for the Bank. Refer to the “Liquidity Risk Management” section on page 69 for additional information on management of liquidity and funding. The following schedule presents a profile of our investment securities portfolio. The amortized cost amounts represent the original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 3 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 14
INVESTMENT SECURITIES PORTFOLIO

	December 31, 2019			December 31, 2018
(In millions)	Par Value	Amortized cost	Estimated fair value	Par Value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$592	$592	$597	$774	$774	$767
Available-for-sale
U.S. Treasury securities	25	25	25	40	40	40
U.S. Government agencies and corporations:
Agency securities	1,301	1,301	1,302	1,395	1,394	1,375
Agency guaranteed mortgage-backed securities	9,406	9,518	9,559	10,093	10,236	10,014
Small Business Administration loan-backed securities	1,414	1,535	1,495	1,871	2,042	1,996
Municipal securities	1,175	1,282	1,319	1,178	1,303	1,291
Other	25	25	25	25	25	21
Total available-for-sale debt securities	13,346	13,686	13,725	14,602	15,040	14,737
Money market mutual funds and other	—	—	—	—	—	—
Total available-for-sale	13,346	13,686	13,725	14,602	15,040	14,737
Total investment securities	$13,938	$14,278	$14,322	$15,376	$15,814	$15,504
The amortized cost of investment securities at December 31, 2019 decreased by 10% from the balance at December 31, 2018.
The investment securities portfolio includes $340 million of net premium as of December 31, 2019, down from $438 million in the prior year, that is distributed across various asset classes as illustrated in the preceding schedule. Premium amortization for 2019 was approximately $120 million, compared with approximately $129 million in 2018. For more information on the accounting for premiums and discounts for investment securities see Note 5 to the Consolidated Financial Statements.
As of December 31, 2019, under the GAAP fair value accounting hierarchy, 0.2% of the $13.7 billion fair value of the AFS securities portfolio was valued at Level 1, 99.8% was valued at Level 2, and there were no Level 3 AFS securities. At December 31, 2018, 0.3% of the $14.7 billion fair value of AFS securities portfolio was valued at Level 1, 99.7% was valued at Level 2, and there were no Level 3 AFS securities. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.
Schedule 15 presents the maturities of the different types of investments that we owned, using contractual maturities, and the corresponding average yields as of December 31, 2019 based on amortized cost. See “Liquidity Risk Management” on page 69 and Notes 1, 5 and 7 of the Notes to Consolidated Financial Statements for additional information about our investment securities and their management.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 15
MATURITIES AND AVERAGE YIELDS ON SECURITIES
At December 31, 2019

	Total securities		Within one year		After one but within five years		After five but within ten years		After ten years
(Dollar amounts in millions)	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]	Amount	Yield[1]
Held-to-maturity
Municipal securities	$592	3.7%	$101	3.2%	$215	3.3%	$156	4.3%	$120	4.2%
Available-for-sale
U.S. Treasury securities	25	1.5	25	1.5	—	—	—	—	—	—
U.S. Government agencies and corporations:
Agency securities	1,301	2.6	21	2.8	97	2.4	442	2.6	741	2.6
Agency guaranteed mortgage-backed securities	9,518	2.4	—	—	66	1.6	1,235	1.8	8,217	2.4
Small Business Administration loan-backed securities	1,535	3.0	—	—	21	2.4	178	2.7	1,336	3.0
Municipal securities	1,282	2.6	76	2.0	534	2.2	569	2.8	103	3.4
Other	25	6.7	—	—	—	—	10	9.5	15	4.8
Total available-for-sale	13,686	2.5	122	2.0	718	2.2	2,434	2.3	10,412	2.5
Total investment securities	$14,278	2.5%	$223	2.6%	$933	2.4%	$2,590	2.4%	$10,532	2.6%
1 Taxable-equivalent rates used where applicable.
Exposure to State and Local Governments
We provide multiple products and services to state and local governments (referred to collectively as “municipalities”), including deposit services, loans, and investment banking services, and we invest in securities issued by the municipalities.
Schedule 16 summarizes our exposure to state and local municipalities:
Schedule 16
MUNICIPALITIES

	December 31,
(In millions)	2019	2018

Loans and leases	$2,393	$1,661
Held-to-maturity – municipal securities	592	774
Available-for-sale – municipal securities	1,319	1,291
Trading account – municipal securities	107	89
Unfunded lending commitments	200	144
Total direct exposure to municipalities	$4,611	$3,959
At December 31, 2019, no municipal loans were on nonaccrual. A significant amount of the municipal loan and lease portfolio is secured by real estate and equipment, or is a general obligation of a municipal entity. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Foreign Exposure and Operations
Our credit exposure to foreign sovereign risks and total foreign credit exposure is not significant. We also do not have significant foreign exposure to derivative counterparties. We had no foreign deposits at December 31, 2019 and December 31, 2018.
Loans Held for Sale
Loans held for sale were $129 million at December 31, 2019, compared with $93 million at December 31, 2018, and are generally commercial loans and consumer mortgage and small business loans to be sold in the secondary market. As of December 31, 2019, the majority of the loans held for sale consisted primarily of consumer mortgage loans.
Loan Portfolio
As of December 31, 2019 and December 31, 2018, net loans and leases accounted for 70% and 68% of total assets, respectively. Schedule 17 presents our loans outstanding by type of loan as of the five most recent year-ends. The schedule also includes a maturity profile for the loans that were outstanding as of December 31, 2019. However, while this schedule reflects the contractual maturity and repricing characteristics of these loans, in a small number of cases, we have hedged the repricing characteristics of our variable-rate loans as more fully described in “Interest Rate Risk” on page 64.
Schedule 17
LOAN AND LEASE PORTFOLIO BY TYPE AND MATURITY

	December 31, 2019				December 31,
(In millions)	One year or less	One year through five years	Over five years	Total	2018	2017	2016	2015
Commercial:
Commercial and industrial	$3,280	$8,967	$2,513	$14,760	$14,513	$14,003	$13,452	$13,211
Leasing	24	202	108	334	327	364	423	442
Owner-occupied	335	1,378	6,188	7,901	7,661	7,288	6,962	7,150
Municipal	118	337	1,938	2,393	1,661	1,271	778	676
Total commercial	3,757	10,884	10,747	25,388	24,162	22,926	21,615	21,479
Commercial real estate:
Construction and land development	753	1,327	131	2,211	2,186	2,021	2,019	1,842
Term	1,568	4,062	3,714	9,344	8,939	9,103	9,322	8,514
Total commercial real estate	2,321	5,389	3,845	11,555	11,125	11,124	11,341	10,356
Consumer:
Home equity credit line	40	86	2,791	2,917	2,937	2,777	2,645	2,417
1-4 family residential	3	69	7,496	7,568	7,176	6,662	5,891	5,382
Construction and other consumer real estate	—	4	620	624	643	597	486	385
Bankcard and other revolving plans	281	85	136	502	491	509	481	444
Other	5	109	41	155	180	185	190	187
Total consumer	329	353	11,084	11,766	11,427	10,730	9,693	8,815
Total net loans and leases	$6,407	$16,626	$25,676	$48,709	$46,714	$44,780	$42,649	$40,650
Loans maturing:
With fixed interest rates	$692	$3,507	$6,279	$10,478
With variable interest rates	5,715	13,119	19,397	38,231
Total	$6,407	$16,626	$25,676	$48,709

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
As of December 31, 2019, net loans and leases were $49 billion, reflecting a 4% increase from the prior year. The increase is primarily attributable to new loan originations.
Loan portfolio growth during 2019 was widespread across loan products and geographies. Of the significant increases within the portfolio, municipal loans increased $732 million, term CRE increased $405 million, consumer 1-4 family residential loans increased $392 million, commercial and industrial loans increased $247 million, and commercial owner-occupied loans increased $240 million. The growth in the overall loan portfolio was primarily at Amegy and CB&T.
We expect moderate total loan and lease growth during 2020, primarily in municipal, consumer 1-4 family residential, commercial and industrial, and commercial owner-occupied. We expect stable to moderate growth in oil and gas and CRE loans, partially offset by a moderate decline in the National Real Estate (“NRE”) loan portfolio.
Loans serviced for the benefit of others decreased to $3.5 billion during 2019 from $3.9 billion in 2018.
Other Noninterest-Bearing Investments
During 2019, the Bank decreased its short-term borrowings with the FHLB by $3.5 billion. This decrease required a reduced investment in FHLB activity stock, which consequently decreased by $140 million during the year. Aside from this decrease, other noninterest-bearing investments remained relatively stable as set forth in the following schedule. Schedule 18 summarizes our other noninterest-bearing investments.
Schedule 18
OTHER NONINTEREST-BEARING INVESTMENTS

	December 31,
(In millions)	2019	2018

Bank-owned life insurance	$525	$516
Federal Home Loan Bank stock	50	190
Federal Reserve stock	107	139
Farmer Mac stock	47	54
SBIC investments	154	132
Non-SBIC investment funds	12	12
Other	3	3
Total other noninterest-bearing investments	$898	$1,046
Premises, Equipment and Software, Net
Net premises, equipment and software increased $18 million, or 1.6%, during 2019. In 2017, we implemented the first phase of our core lending and deposit systems replacement project, which replaced the Bank’s primary consumer lending systems. During the first quarter of 2019, we successfully implemented the second phase of this project by replacing the Bank's primary commercial and CRE lending systems. With this milestone reached, we now have substantially all our in-scope retail, commercial and CRE loans on a new modern core platform. We are well underway with the project to convert our deposit servicing system by 2022. The total core replacement project spend amount is comprised of both capitalized amounts and amounts that are expensed as incurred. The useful life for most of the capitalized costs is 10 years. The following schedule shows the total amount of costs capitalized, less accumulated depreciation, by phase for the core replacement project.
Schedule 19
CAPITALIZED COSTS FOR THE CORE REPLACEMENT PROJECT

	December 31, 2019
(In millions)	Phase 1	Phase 2	Phase 3	Total

Total amount capitalized, less accumulated depreciation	$54	$83	$61	$198

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Bank. Average total deposits increased by 4% during 2019, compared with 2018, with average interest-bearing deposits increasing by 8% and average noninterest-bearing deposits decreasing by 2.0%. The average interest rate paid for interest-bearing deposits was 34 bps higher in 2019 compared with 2018.
Demand, savings, and money market deposits were 91.7% and 92.0% of total deposits at December 31, 2019, and December 31, 2018, respectively. At December 31, 2019 and December 31, 2018, total deposits included $2.3 billion and $2.2 billion, respectively, of brokered deposits.
See Notes 12 and 13 of the Notes to Consolidated Financial Statements and “Liquidity Risk Management” on page 69 for additional information on funding and borrowed funds.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Our credit risk management strategy includes diversification of our loan portfolio. We attempt to avoid the risk of an undue concentration of credits in a particular industry or collateral type or with an individual customer or counterparty. Generally, our loan portfolio is well diversified; however, due to the nature of our geographical footprint, there are certain significant concentrations primarily in CRE and oil and gas-related lending. We have adopted and adhere to concentration limits on leveraged lending, municipal lending, oil and gas-related lending, and various types of CRE lending, particularly construction and land development lending. All of these limits are continually monitored and revised as necessary. Our business activity is primarily with customers located within the geographical footprint of our banking affiliates.
As we continue to monitor our concentration risk, the composition of our loan portfolio remained relatively unchanged from the prior year. Total commercial loans remained at 52% of the total portfolio at December 31, 2019 and 2018. CRE loans remained at 24% of the total portfolio at December 31, 2019 and 2018. Consumer loans also remained at 24% of the total loan portfolio at December 31, 2019 and 2018.
Schedule 20
LOAN AND LEASE PORTFOLIO DIVERSIFICATION

	December 31, 2019		December 31, 2018
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$14,760	30.3%	$14,513	31.0%
Leasing	334	0.7	327	0.7
Owner-occupied	7,901	16.2	7,661	16.4
Municipal	2,393	4.9	1,661	3.6
Total commercial	25,388	52.1	24,162	51.7
Commercial real estate:
Construction and land development	2,211	4.5	2,186	4.7
Term	9,344	19.2	8,939	19.1
Total commercial real estate	11,555	23.7	11,125	23.8
Consumer:
Home equity credit line	2,917	6.0	2,937	6.3
1-4 family residential	7,568	15.6	7,176	15.4
Construction and other consumer real estate	624	1.3	643	1.4
Bankcard and other revolving plans	502	1.0	491	1.0
Other	155	0.3	180	0.4
Total consumer	11,766	24.2	11,427	24.5
Total net loans and leases	$48,709	100.0%	$46,714	100.0%
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the SBA, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S. and the U.S. Department of Agriculture. As of December 31, 2019, the principal balance of these loans was $580 million, and the guaranteed portion of these loans was $433 million. Most of these loans were guaranteed by the SBA.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the composition of U.S. government agency guaranteed loans.
Schedule 21
U.S. GOVERNMENT AGENCY GUARANTEES

(Dollar amounts in millions)	December 31, 2019	Percent guaranteed	December 31, 2018	Percent guaranteed

Commercial	$555	74%	$537	75%
Commercial real estate	18	78	14	79
Consumer	7	100	9	100
Total loans	$580	75%	$560	76%
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
Schedule 22
COMMERCIAL LENDING BY INDUSTRY GROUP

	December 31, 2019		December 31, 2018
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Retail trade	$2,606	10.3%	$2,434	10.0%
Real estate, rental and leasing	2,401	9.5	2,636	10.9
Manufacturing	2,160	8.5	2,145	8.9
Healthcare and social assistance	1,916	7.5	1,695	7.0
Finance and insurance	1,837	7.2	2,036	8.4
Wholesale trade	1,639	6.4	1,527	6.3
Transportation and warehousing	1,454	5.7	1,328	5.5
Mining, quarrying, and oil and gas extraction	1,429	5.6	1,206	5.0
Utilities [1]	1,411	5.6	1,163	4.8
Public administration	1,189	4.7	806	3.4
Construction	1,158	4.6	1,194	4.9
Hospitality and food services	983	3.9	1,005	4.2
Professional, scientific, and technical services	950	3.7	859	3.6
Other services (except Public Administration)	890	3.5	887	3.7
Other [2]	3,365	13.3	3,241	13.4
Total	25,388	100.0%	24,162	100.0%
1 Includes primarily utilities, power, and renewable energy.
2No other industry group exceeds 3.5%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.
Schedule 23
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington/Oregon	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	12/31/2019	$1,211	$2,995	$545	$659	$1,580	$1,411	$428	$515	$9,344	80.9%
% of loan type		13.0%	32.0%	5.8%	7.1%	16.9%	15.1%	4.6%	5.5%	100.0%
Delinquency rates: [2]
30-89 days	12/31/2019	0.1%	0.1%	—%	0.2%	—%	0.1%	—%	0.2%	0.1%
	12/31/2018	—%	—%	—%	0.2%	—%	0.1%	—%	—%	—%
≥ 90 days	12/31/2019	—%	0.1%	—%	—%	—%	—%	—%	0.2%	—%
	12/31/2018	—%	0.1%	0.2%	—%	0.4%	0.1%	—%	—%	0.1%
Accruing loans past due 90 days or more	12/31/2019	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2018	—	—	1	—	—	—	—	—	1
Nonaccrual loans	12/31/2019	—	3	—	—	3	6	—	4	16
	12/31/2018	2	8	—	1	8	6	—	13	38
Residential construction and land development
Balance outstanding	12/31/2019	$67	$260	$58	$—	$196	$146	$11	$22	$760	6.6%
% of loan type		8.8%	34.2%	7.6%	—%	25.8%	19.2%	1.5%	2.9%	100.0%
Delinquency rates: [2]
30-89 days	12/31/2019	—%	1.2%	—%	—%	—%	—%	—%	—%	0.4%
	12/31/2018	—%	—%	—%	—%	—%	—%	—%	—%	—%
≥ 90 days	12/31/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2018	—%	—%	—%	—%	—%	—%	—%	—%	—%
Accruing loans past due 90 days or more	12/31/2019	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2018	—	—	—	—	—	—	—	—	—
Nonaccrual loans	12/31/2019	—	—	—	—	—	—	—	—	—
	12/31/2018	—	—	—	—	—	—	—	—	—
Commercial construction and land development
Balance outstanding	12/31/2019	$147	$271	$51	$98	$279	$413	$146	$46	$1,451	12.5%
% of loan type		10.1%	18.7%	3.5%	6.7%	19.2%	28.5%	10.1%	3.2%	100.0%
Delinquency rates: [2]
30-89 days	12/31/2019	—%	0.4%	—%	—%	—%	0.2%	—%	—%	0.1%
	12/31/2018	—%	0.4%	—%	—%	—%	—%	—%	—%	0.1%
≥ 90 days	12/31/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2018	—%	—%	—%	—%	—%	—%	—%	—%	—%
Accruing loans past due 90 days or more	12/31/2019	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2018	—	—	—	—	—	—	—	—	—
Nonaccrual loans	12/31/2019	—	—	—	—	—	—	—	—	—
	12/31/2018	—	—	—	—	—	—	—	—	—
Total construction and land development	12/31/2019	$214	$531	$109	$98	$475	$559	$157	$68	$2,211
Total commercial real estate	12/31/2019	$1,425	$3,526	$654	$757	$2,055	$1,970	$585	$583	$11,555	100.0%
1No other geography exceeds $79 million for all three loan types.
2Delinquency rates include nonaccrual loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Approximately 9% of the CRE term loans consist of mini-perm loans as of December 31, 2019. For such loans, construction has been completed and the project has stabilized to a level that supports the granting of a mini-perm loan in accordance with our underwriting standards. Mini-perm loans generally have initial maturities of three to five years. The remaining 91% of CRE loans are term loans with initial maturities generally of 5 to 20 years. The stabilization criteria for a project to qualify for a term loan differ by product type and include criteria related to the cash flow generated by the project, loan-to-value ratio, and occupancy rates.
Approximately $158 million, or 7%, of the commercial construction and land development portfolio at December 31, 2019 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects.
Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness and experience of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Remargining requirements (required equity infusions upon a decline in value or cash flow of the collateral) are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected cash flows of the project are critical in the underwriting because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multi-family and hospitality construction projects), we require substantial pre-leasing/leasing in our underwriting and we generally require a minimum projected stabilized debt service coverage ratio of 1.20 or higher, depending on the project asset class.
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
We are engaged in Home Equity Credit Line (“HECL”) lending. At both December 31, 2019 and December 31, 2018, our HECL portfolio totaled $2.9 billion. The following schedule describes the composition of our HECL portfolio by lien status.
Schedule 24
HECL PORTFOLIO BY LIEN STATUS

	December 31,
(In millions)	2019	2018

Secured by first deeds of trust	$1,392	$1,458
Secured by second (or junior) liens	1,525	1,479
Total	$2,917	$2,937
At December 31, 2019, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral-value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.
Approximately 89% of our HECL portfolio is still in the draw period, and approximately 18% of those loans are scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The ratio of net charge-offs to average

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
balances at year-end 2019 and 2018 was 0.02% and (0.02)%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned (“OREO”) decreased to 0.51% at December 31, 2019, compared with 0.55% at December 31, 2018.
Total nonaccrual loans at December 31, 2019 decreased to $243 million from $252 million at December 31, 2018, primarily in the term CRE loan portfolio. The largest total decrease in nonaccrual loans occurred at Amegy.
The balance of nonaccrual loans can decrease due to paydowns, charge-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on nonaccrual. If a restructured loan performs under the new terms for at least a period of six months, the loan can be considered for return to accrual status. See “Restructured Loans” and Note 6 of the Notes to Consolidated Financial Statements for more information on nonaccrual loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents our nonperforming assets:
Schedule 25
NONPERFORMING ASSETS

(Dollar amounts in millions)	December 31,
	2019	2018	2017	2016	2015
Nonaccrual loans:
Loans held for sale	$—	$6	$12	$40	$—
Commercial:
Commercial and industrial	110	82	195	354	164
Leasing	—	2	8	14	4
Owner-occupied	65	67	90	74	74
Municipal	—	1	1	1	1
Commercial real estate:
Construction and land development	—	—	4	7	7
Term	16	38	36	29	40
Consumer:
Real estate	52	55	68	49	59
Other	—	1	—	1	1
Nonaccrual loans	243	252	414	569	350
Other real estate owned:
Commercial:
Commercial properties	5	2	3	2	5
Developed land	1	—	—	—	—
Land	1	—	—	—	1
Residential:
1-4 family	1	2	1	2	1
Developed land	—	—	—	—	—
Land	—	—	—	—	—
Other real estate owned	8	4	4	4	7
Total nonperforming assets	$251	$256	$418	$573	$357
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	0.51%	0.55%	0.93%	1.34%	0.87%
Accruing loans past due 90 days or more:
Commercial	$9	$7	$17	$18	$7
Commercial real estate	—	1	2	13	22
Consumer	1	2	3	5	3
Total	$10	$10	$22	$36	$32
Ratio of accruing loans past due 90 days or more to net loans and leases[1]	0.02%	0.02%	0.05%	0.08%	0.08%
1Includes loans held for sale.
Restructured Loans
Troubled debt restructurings (“TDRs”) are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for whom we have granted a concession that we would not otherwise consider. TDRs decreased $49 million, or 24%, during 2019, primarily due to payments and payoffs. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include residential mortgage loans and home equity loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
If a nonaccruing restructured loan performs for at least six months according to the modified terms, and an analysis of the customer’s financial condition indicates that we are reasonably assured of repayment of the modified principal and interest, the loan may be returned to accrual status. The borrower’s payment performance prior to, and following, the restructuring is taken into account to determine whether a loan should be returned to accrual status.
Schedule 26
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

	December 31,
(In millions)	2019	2018

Restructured loans – accruing	$78	$112
Restructured loans – nonaccruing	75	90
Total	$153	$202
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.
Schedule 27
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

(In millions)	2019	2018

Balance at beginning of year	$202	$226
New identified troubled debt restructuring and principal increases	48	142
Payments and payoffs	(84)	(131)
Charge-offs	(10)	(7)
No longer reported as troubled debt restructuring	—	(20)
Sales and other	(3)	(8)
Balance at end of year	$153	$202
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:
Schedule 28
SUMMARY OF LOAN LOSS EXPERIENCE

(Dollar amounts in millions)	2019	2018	2017	2016	2015

Loans and leases outstanding (net of unearned income)	$48,709	$46,714	$44,780	$42,649	$40,650
Average loans and leases outstanding, (net of unearned income)	$48,265	$45,425	$43,501	$42,062	$40,171
Allowance for loan losses:
Balance at beginning of year	$495	$518	$567	$606	$605
Provision charged to earnings	37	(39)	24	93	40
Charge-offs:
Commercial	57	46	118	170	111
Commercial real estate	4	5	9	12	14
Consumer	17	18	17	16	14
Total	78	69	144	198	139
Recoveries:
Commercial	25	68	46	43	55
Commercial real estate	6	9	14	14	35
Consumer	10	8	11	9	10
Total	41	85	71	66	100
Net loan and lease charge-offs	37	(16)	73	132	39
Balance at end of year	$495	$495	$518	$567	$606
Ratio of net charge-offs to average loans and leases	0.08%	(0.04)%	0.17%	0.31%	0.10%
Ratio of allowance for loan losses to net loans and leases, on December 31,	1.02%	1.06%	1.16%	1.33%	1.49%
Ratio of allowance for loan losses to nonaccrual loans, on December 31,	204%	201%	129%	107%	173%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, on December 31,	196%	193%	122%	101%	159%
Schedule 29
ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
At December 31,

	2019		2018		2017		2016		2015
(Dollar amounts in millions)	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance	% of total loans	Allocation of allowance
Loan segment
Commercial	52.1%	$341	51.7%	$331	51.2%	$371	50.6%	$420	52.9%	$454
Commercial real estate	23.7	101	23.8	110	24.8	103	26.6	116	25.5	114
Consumer	24.2	53	24.5	54	24.0	44	22.8	31	21.6	38
Total	100.0%	$495	100.0%	$495	100.0%	$518	100.0%	$567	100.0%	$606
The total ALLL remained stable during 2019, primarily as a result of loan growth, offset by recent default and loss rates that are lower than long-term averages.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. At December 31, 2019, the reserve increased by $2 million, compared with December 31, 2018, for reasons described previously for the change in the ALLL.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the ACL and credit trends experienced in each portfolio segment.
Interest Rate and Market Risk Management
Interest rate and market risk are managed centrally. Interest rate risk is the potential for reduced net interest income and other rate-sensitive income resulting from adverse changes in the level of interest rates. Market risk is the potential for loss arising from adverse changes in the fair value of fixed-income securities, equity securities, other earning assets, and derivative financial instruments as a result of changes in interest rates or other factors. As a financial institution that engages in transactions involving an array of financial products, we are exposed to both interest rate risk and market risk.
The Bank’s Board of Directors is responsible for approving the overall policies relating to the management of the financial risk of the Bank, including interest rate and market risk management. The Board has established the Asset Liability Committee (“ALCO”) consisting of members of management, to which it has delegated the responsibility of managing interest rate and market risk for the Bank. ALCO establishes and periodically revises policy limits and reviews with the ROC the limits and limit exceptions reported by management.
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
Additionally, during 2019 we've expanded our use of interest rate derivatives to further reduce asset sensitivity through purchased interest rate floors (which were subsequently rolled into receive-fixed interest rate swaps) and additional receive-fixed interest rate swaps, designated as cash flow hedges of pools of floating-rate loans. We also use receive-fixed interest rate swaps designated as fair value hedges of fixed-rate debt to further manage our interest rate risk profile. For more information on derivatives designated as qualifying cash flow and fair value hedges, see Note 7 – Derivative Instruments and Hedging Activities.
The schedule below presents all derivatives utilized in our asset liability management ("ALM") activities that are designated in qualifying hedging relationships as defined by GAAP as of December 31, 2019 and December 31, 2018. The schedule includes the notional amount, fair value, and the weighted-average strike rate for each category of interest rate derivatives, shown by maturity for the next five years.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 30
ASSET LIABILITY MANAGEMENT DERIVATIVE POSITIONS

	December 31, 2019
	Contractual Maturity
(Dollar amounts in millions)	Total Active	2020	2021	2022	2023	2024	Thereafter	Matured in 2019
Cash flow hedges
Net fair value[1]	$47	$—	$—	$27	$8	$13	$—	$—
Total notional amount	3,588	438	50	2,400	300	400	—	200
Weighted-average fixed-rate	2.05%	1.56%	1.81%	2.06%	2.35%	2.35%	—%	1.62%

Fair value hedges
Receive-fixed interest rate swaps
Net fair value[1]	$10	$—	$10	$9	$—	$—	$(10)	$—
Total notional amount	1,500	—	500	500	—	—	500	—
Weighted-average fixed-rate	2.39%	—%	2.99%	2.46%	—%	—%	1.70%	—%

Total ALM interest rate derivatives
Net fair value[1]	$57	$—	$11	$36	$8	$13	$(10)	$—
Total notional amount	5,088	438	550	2,900	300	400	500	200

	December 31, 2018
	Contractual Maturity
(Dollar amounts in millions)	Total Active	2019	2020	2021	2022	2023	2024	Thereafter	Matured in 2018
Cash flow hedges
Net fair value[1]	$(8)	$(1)	$(6)	$(1)	$—	$—	$—	$—	$—
Total notional amount	688	200	438	50	—	—	—	—	450
Weighted-average fixed-rate	1.59%	1.62%	1.56%	1.81%	—%	—%	—%	—%	1.20%

Fair value hedges
Receive-fixed interest rate swaps
Net fair value[1]	$5	$—	$—	$5	$—	$—	$—	$—	$—
Total notional amount	500	—	—	500	—	—	—	—	—
Weighted-average fixed-rate	2.99%	—%	—%	2.99%	—%	—%	—%	—%	—%

Total ALM interest rate derivatives
Net fair value[1]	$(3)	$(1)	$(6)	$4	$—	$—	$—	$—	$—
Total notional amount	1,188	200	438	550	—	—	—	—	450
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
EaR is an estimate of the change in total net interest income that would be recognized under different interest rate environments over a one-year period. This simulated impact to net interest income due to a change in rates uses as its base a modeled net interest income that is not necessarily the same as the most recent quarter's or year's reported

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
net interest income. Rather, EaR employs estimated net interest income under an unchanged interest rate scenario as the basis for comparison. The EaR process then simulates changes to the base net interest income under several interest rate scenarios, including parallel and nonparallel interest rate shifts across the yield curve, taking into account deposit repricing assumptions and estimates of the possible exercise of embedded options within the portfolio (e.g., a borrower’s ability to refinance a loan under a lower-rate environment). The EaR model does not contemplate changes in fee income that are amortized into interest income (e.g. premiums, discounts, origination points and costs, etc). Our policy contains a trigger for a 10% decline in rate-sensitive income as well as a risk capacity of a 13% decline if rates were to immediately rise or fall in parallel by 200 bps. As of December 31, 2018 the EaR declined by 12% for a 200 bps decline in rates. This trigger violation informed our decision to move to a less asset-sensitive position throughout 2019. As of December 31, 2019 the EaR declined by 9% for a 200 bps decline in rates.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The aforementioned migration and correlation assumptions result in deposit durations presented in the following schedule.
Schedule 31
DEPOSIT ASSUMPTIONS

	December 31, 2019		December 31, 2018
Product	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	3.2%	3.0%	3.6%	3.0%
Money market	2.1%	1.7%	1.6%	1.5%
Savings and interest-on-checking	2.6%	2.2%	2.8%	2.5%
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows EaR, or percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.
Schedule 32
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	December 31, 2019
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(4.6)%	—%	3.0%	6.0%	8.9%
1 Assumes rates cannot go below zero in the negative rate shift.
For nonmaturity interest-bearing deposits, the weighted average modeled beta is 32%. If the weighted average deposit beta were to decline to 28%, the EaR in the -100bps shock would change from -4.6% to -5.1%.
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
The EaR analysis focuses on parallel rate shocks across the term structure of rates. The yield curve typically does not move in a parallel manner. If we consider a steepening rate shock where the short-term rate moves -200bps but the ten-year rate only moves -30bps, the earnings decline is 15% less severe over 12 months compared with the parallel -200bps rate shock.
As of the dates indicated, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps. For nonmaturity interest-bearing deposits, the weighted average modeled beta is 32%. If the weighted average deposit beta were to decrease to 28% it would change the EVE in the -100bps shock from 8.0% to 7.9%. The decrease in EVE in the down rate shock is a result of the fact that in a very low rate environment the discount to par on deposits is floored at zero.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 33
CHANGES IN ECONOMIC VALUE OF EQUITY

	December 31, 2019
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Economic Value of Equity	8.0%	—%	1.1%	0.4%	(0.6)%
1 Assumes rates cannot go below zero in the negative rate shift.

	December 31, 2018
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Economic Value of Equity	(2.5)%	—%	(2.1)%	(5.6)%	(5.4)%
1 Assumes rates cannot go below zero in the negative rate shift.
The changes in EVE measures from December 31, 2018 are primarily driven by the behavior of the deposit models. For nonmaturity deposits, the deposit premium (or discount below par value) is floored at zero in a low-rate environment. With term rates significantly lower on December 31, 2019 than on December 31, 2018 (e.g., 5 year LIBOR swap is approximately 110bps lower), deposit premium valuations have approached the floor resulting in minimal downward change in the -100bps rate shock. Furthermore, during 2019 some deposit model parameters were updated, which made the premium valuation closer to zero and the negative rate shock less comparable to the December 31, 2018 value. The positive rate shocks were less impacted by these model updates.
Our focus on business banking also plays a significant role in determining the nature of the Bank’s asset-liability management posture. At December 31, 2019, $21 billion of the Bank’s commercial lending and CRE loan balances were scheduled to reprice in the next three months. Of these variable-rate loans approximately 98% are tied to either the prime rate or LIBOR. For these variable-rate loans we have executed $3.6 billion of cash flow hedges by receiving fixed rates on interest rate swaps or through purchased interest rate floors. Additionally, asset sensitivity is reduced due to $237 million of variable-rate loans being priced at floored rates at December 31, 2019, which were above the “index plus spread” rate by an average of 43 bps. At December 31, 2019, we also had $3.3 billion of variable-rate consumer loans scheduled to reprice in the next three months. Of these variable-rate consumer loans approximately $65 million were priced at floored rates, which were above the “index plus spread” rate by an average of 17 bps. See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
In July 2017, the Financial Conduct Authority, the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. For more information on the transition from LIBOR see Risk Factors on page 15. We are actively working to address any impacted contracts but realize that amending certain contracts indexed to LIBOR may require consent from the counterparties which could be difficult and costly to obtain in certain limited circumstances. Interest rate and market risk are managed centrally.
Market Risk – Fixed Income
We engage in the underwriting and trading of municipal securities. This trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed-income securities.
At December 31, 2019, we had a relatively small amount, $182 million, of trading assets and $66 million of securities sold, not yet purchased, compared with $106 million and $85 million, respectively, at December 31, 2018.
We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During 2019, the after-tax change in AOCI attributable to AFS securities increased by $257 million, due largely to changes in the interest rate environment, compared with a $114 million decrease in the same prior year period.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Market Risk – Equity Investments
Through our equity investment activities, we own equity securities that are publicly traded. In addition, we own equity securities in companies and governmental entities, e.g., Federal Reserve Bank and an FHLB, that are not publicly traded. The accounting for equity investments may use the cost, fair value, equity, or full consolidation methods of accounting, depending on our ownership position and degree of involvement in influencing the investees’ affairs. Regardless of the accounting method, the value of our investment is subject to fluctuation. Because the fair value of these securities may fall below our investment costs, we are exposed to the possibility of loss. Equity investments in private and public companies are approved, monitored, and evaluated by the Bank’s Equity Investments Committee consisting of members of management.
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds. Our equity exposure to these investments was approximately $154 million and $132 million at December 31, 2019 and December 31, 2018, respectively. On occasion, some of the companies within our SBIC investments may issue an initial public offering. In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce additional market risk.
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
Overseeing liquidity management is the responsibility of ALCO, which implements a Board-approved corporate Liquidity and Funding Policy. This policy addresses monitoring and maintaining adequate liquidity, diversifying funding positions, and anticipating future funding needs. The policy also includes liquidity ratio guidelines, such as a 30-day liquidity coverage ratio, that are used to monitor the liquidity positions of the Bank as well as various stress test and liquid asset measurements for the Bank. The Bank continues to perform liquidity stress tests and assess its portfolio of highly liquid assets (sufficient to cover 30-day funding needs under stress scenarios). At December 31 2019, our investment securities portfolio of $14 billion and cash and money market investments of $2 billion collectively comprised 24% of total assets.
The management of liquidity and funding is performed by the Treasury Department under the direction of the Corporate Treasurer, with oversight by ALCO. The Treasurer is responsible for recommending changes to existing funding plans, as well as to the Bank’s Liquidity Policy. These recommendations must be submitted for approval to ALCO, and changes to the Policy also must be approved by the Bank’s ERMC and the Board of Directors. The Bank has adopted policy limits that govern liquidity risk. The policy requires the Bank to maintain a buffer of highly liquid assets sufficient to cover cash outflows in the event of a severe liquidity crisis. Throughout 2019 and as of December 31, 2019, the Bank complied with this policy.
Liquidity Regulation
Upon passage of the Economic Growth, Regulatory Relief and Consumer Protection Act, the Bank is no longer subject to the Enhanced Prudential Standards for liquidity management (Reg. YY). However, the Bank continues to perform liquidity stress tests and assess its portfolio of highly liquid assets (sufficient to cover 30-day funding needs under the stress scenarios). Although the Bank is no longer subject to the regulations of the Final LCR Rule, it exceeds the regulatory requirements that mandates a buffer of securities and other liquid assets to cover 70% of 30-day cash outflows under the assumptions mandated therein.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Liquidity Management Actions
The Bank’s consolidated cash, interest-bearing deposits held as investments, and security resell agreements were $1.8 billion at December 31, 2019, compared with $2.4 billion at December 31, 2018, a decrease of $0.6 billion. During 2019 the uses of cash were primarily from (1) a net decrease in short-term borrowings, (2) net loan originations, (3) repurchases of our common stock, and (4) dividends on common and preferred stock. The sources of cash during this same period were primarily from (1) a net increase in deposits, (2) a net decrease in investment securities, (3) the issuance of long-term debt, and (4) net cash provided by operating activities.
The Bank’s core deposits, consisting of noninterest-bearing demand deposits, savings and money market deposits, and time deposits under $250,000, were $54.8 billion at December 31, 2019, compared with $51.2 billion at December 31, 2018. Total deposits were $57.1 billion at December 31, 2019, compared with $54.1 billion at December 31, 2018. The $3.0 billion increase during 2019 was primarily a result of a $2.6 billion and $0.4 billion increase in savings and money market deposits and time deposits, respectively.
During 2019, the Bank issued $500 million of senior notes with an interest rate of 3.35% and a maturity date of March 4, 2022 and $500 million of subordinated notes with an interest rate of 3.25% and a maturity date of October 29, 2029. The Bank subsequently entered into receive-fixed interest rate swaps for the notes. The notes and swaps constitute qualifying fair value hedging relationships. For more information on derivatives designated as qualifying cash flow and fair value hedges, see Note 7 – Derivative Instruments and Hedging Activities. At December 31, 2019, maturities of our long-term senior and subordinated debt ranged from August 2021 to October 2029.
The Bank’s cash payments for interest, reflected in operating expenses, increased to $401 million during 2019 from $237 million during 2018 primarily due to an increase in deposits and long-term debt and an increase in the rate paid on borrowed funds. Additionally, the Bank paid approximately $260 million of total dividends on preferred stock and common stock during 2019, compared with $236 million during 2018. Dividends paid per common share have increased gradually from $0.20 in the first quarter of 2018 to $0.34 in the fourth quarter of 2019. In February 2020, the Board approved a quarterly common dividend of $0.34 per share.
General financial market and economic conditions impact our access to and cost of external financing. Access to funding markets for the Bank is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. All of the credit rating agencies rate the Bank’s debt at an investment-grade level. The Bank’s credit ratings improved slightly during 2019 and are presented in the following schedule.
Schedule 34
CREDIT RATINGS

as of December 31, 2019:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

Kroll	Stable	A-	BBB+	K2
S&P	Stable	BBB+	BBB	NR
Fitch	Stable	BBB+	BBB	F1
Moody's	Stable	Baa2	NR	NR
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
At December 31, 2019, the amount available for additional FHLB and Federal Reserve borrowings was approximately $15.3 billion, compared with $13.8 billion at December 31, 2018. Loans with a carrying value of approximately $21.5 billion at December 31, 2019 have been pledged at the FHLB of Des Moines and the Federal Reserve as collateral for current and potential borrowings compared with $22.6 million at December 31, 2018. At

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
December 31, 2019, we had $1.0 billion of short-term FHLB borrowings outstanding and no long-term FHLB or Federal Reserve borrowings outstanding, compared with $4.5 billion of short-term FHLB borrowings and no long-term FHLB or Federal Reserve borrowings outstanding at December 31, 2018. At December 31, 2019, our total investment in FHLB and Federal Reserve stock was $50 million and $107 million, respectively, compared with $190 million and $139 million at December 31, 2018.
Our AFS investment securities are primarily held as a source of contingent liquidity. We target securities that can be easily turned into cash through sale or repurchase agreements and whose value remains relatively stable during market disruptions. We regularly manage our short-term funding needs through secured borrowing with the securities pledged as collateral. Interest rate risk management is another consideration for selection of investment securities. Our AFS securities balances decreased by $1.0 billion during 2019.
The Bank’s loan to total deposit ratio has remained consistent and was 85% at December 31, 2019, compared with 86% at December 31, 2018, indicating higher deposit growth than loan growth during 2019. In recent years loan growth has generally outpaced deposit growth. If our operating and investing activities, including deposit activity, do not provide the loan funding required, the Bank will rely on more expensive wholesale funding for a portion of its loan growth. Our use of average borrowed funds (both short- and long-term) increased by $858 million during 2019 as our average deposit growth, decrease in AFS securities, and operating activities only partially funded loan growth over the period. During 2019, we paid income taxes of $233 million, compared with $207 million during 2018.
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
Contractual Obligations
Schedule 35 summarizes our contractual obligations at December 31, 2019.
Schedule 35
CONTRACTUAL OBLIGATIONS

(In millions)	One year or less	Over one year through three years	Over three years through five years	Over five years	Indeterminable maturity [1]	Total

Deposits	$4,050	$556	$113	$—	$52,366	$57,085
Net unfunded commitments to extend credit	6,303	6,873	3,517	6,406	—	23,099
Standby letters of credit:
Financial	471	150	3	7	—	631
Performance	171	19	2	—	—	192
Commercial letters of credit	5	—	—	—	—	5
Commitments to make venture and other noninterest-bearing investments [2]	—	—	—	—	47	47
Federal funds and other short-term borrowings	2,053	—	—	—	—	2,053
Long-term debt [3]	—	997	131	585	—	1,713
Operating leases, net of subleases	50	84	56	99	—	289
Total contractual obligations	$13,103	$8,679	$3,822	$7,097	$52,413	$85,114
1Indeterminable maturity deposits include noninterest-bearing demand, savings and money market.
2Commitments to make venture and other noninterest-bearing investments do not have defined maturity dates. They are due upon demand and may be drawn immediately, or as late as after five years. Therefore, these commitments are shown as having indeterminable maturities.
3The maturities on long-term debt do not include the associated hedges.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
In addition to the commitments specifically noted in Schedule 35, we enter into a number of contractual commitments in the ordinary course of business. These include software licensing and maintenance, telecommunications services, facilities maintenance and equipment servicing, supplies purchasing, and other goods and services used in the operation of our business. Some of these contracts are renewable or cancellable at least annually, and in certain cases, to secure favorable pricing concessions, we have committed to contracts that may extend to several years.
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
We are continually improving our oversight of operational risk, including enhancement of risk identification, risk and control self-assessments, and antifraud measures, which are reported on a regular basis to enterprise management committees. The Operational Risk Management Committee reports to the ERMC, which reports to the ROC. Key measures have been established in line with our Risk Management Framework to increase oversight by ERM and Operational Risk Management through the strengthening of new initiative reviews, and enhancements to the Enterprise Procurement and Third Party Risk Management. We also continue to enhance and strengthen the Business Continuity and Disaster Recovery programs, Enterprise Security programs, Fraud Risk Oversight, Incident Response Oversight and Technology reporting.
Significant enhancements have also been made to governance, technology and reporting, including the establishment of Policy and Committee Governance programs, the implementation of a governance, risk and control solution, and the creation of an Enterprise Risk Profile and Operational Risk Profile. In addition, the establishment of an Enterprise Examination Management department has standardized our response and reporting, and increased our effectiveness and efficiencies with regulatory examination, communications and issues management.
The number and sophistication of attempts to disrupt or penetrate our systems, sometimes referred to as hacking, cyber fraud, cyberattacks, or other similar names continues to grow. To combat the ever increasing sophistication of cyberattacks, we have upgraded key detection software and expanded the number of staff and expertise to monitor and manage cyberattacks. In addition, we have elevated our oversight, internal reporting to the Board and respective

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
committees. We have also implemented an advisory group made up of cyber industry and academic experts to assist us in better managing this critical risk.
CAPITAL MANAGEMENT
Overview
The Board of Directors is responsible for approving the policies associated with capital management. The Board has established the Capital Management Committee (“CMC”), chaired by the Chief Financial Officer and consisting of members of management, whose primary responsibility is to recommend and administer the approved capital policies that govern the capital management of the Bank. Other major CMC responsibilities include:
•Setting overall capital targets within the Board-approved capital policy, monitoring performance compared with the Bank’s Capital Policy limits, and recommending changes to capital including dividends, common stock issuances and repurchases, subordinated debt, and changes in major strategies to maintain the Bank at well-capitalized levels;
•Maintaining an adequate capital cushion to withstand adverse stress events while continuing to meet the borrowing needs of its customers, and to provide reasonable assurance of continued access to wholesale funding, consistent with fiduciary responsibilities to depositors and bondholders; and
•Reviewing agency ratings of the Bank.
The Bank has a fundamental financial objective to consistently produce superior risk-adjusted returns on its shareholders’ capital. We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence. Specifically, it is the policy of the Bank to:
•Maintain sufficient capital to support current needs;
•Maintain an adequate capital cushion to withstand future adverse stress events while continuing to meet borrowing needs of its customers; and
•Meet fiduciary responsibilities to depositors and bondholders while managing capital distributions to shareholders through dividends and repurchases of common stock so as to be consistent with Federal Reserve guidelines SR 09-04 and 12 U.S.C §§ 56 and 60.
Merger of Bank Holding Company into Bank
On September 30, 2018, the Bank completed the merger of Zions Bancorporation, its former bank holding company, with, and into the Bank, formerly known as ZB, N.A. in order to reduce organizational complexity. The restructuring eliminated the bank holding company structure and associated regulatory framework, and resulted in ZB, N.A. being renamed Zions Bancorporation, National Association, and becoming the top-level entity within our corporate structure. The Bank’s primary regulator is now the OCC. The Bank continues to be subject to examinations by the CFPB with respect to consumer financial regulations. Under the National Bank Act and OCC regulations, certain capital transactions may be subject to the approval of the OCC.
Stress Testing
As a result of the Financial Stability Oversight Council’s action on September 12, 2018 and the merger of the holding company into the Bank, the Bank is no longer considered a systemically important financial institution under the Dodd-Frank Act. The Bank has experienced greater flexibility in the active management of shareholders’ equity. The Bank continues to utilize stress testing as the primary mechanism to inform its decisions on the appropriate level of capital and capital actions, based upon actual and hypothetically-stressed economic conditions. The results of our internal stress tests are publicly available on the Bank's website. The timing and amount of capital actions will be subject to various factors, including the Bank's financial performance, business needs, prevailing and anticipated economic conditions, and OCC approval.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Common Stock and Common Stock Repurchases
Common stock and additional paid-in capital decreased $1.1 billion, or 28%, from December 31, 2018 to December 31, 2019, primarily due to $1.1 billion of Bank common stock repurchases of 23.5 million shares from publicly announced plans at an average price of $46.80 per share.
The level of common stock repurchases we executed during 2019 will moderate in the near term as we approach our target capital amounts and ratios. The Bank expects to maintain the appropriate amount of capital to cover inherent risk, while distributing excess capital to shareholders through dividends and share repurchases. The timing and amount of additional common share repurchases will be subject to various factors, including the Bank's financial performance, business needs, prevailing economic conditions, and OCC approval. The magnitude, timing and form of capital return will be determined by the Board. Shares may be repurchased occasionally in the open market, through privately negotiated transactions, utilizing Rule 10b5-1 plans or otherwise. In February 2020, the Bank announced that the Board approved a plan to repurchase $75 million of common stock during the first quarter of 2020.
Schedule 36
CAPITAL DISTRIBUTIONS

(Dollar amounts in millions)	2019	2018	2017
Common dividends paid	$226	$202	$89
Bank common stock repurchased – from publicly announced plans	1,100	670	320
Total capital distributed to common shareholders	$1,326	$872	$409
Capital distributed as a percentage of net earnings applicable to common shareholders	170%	103%	74%
The Bank paid common dividends of $226 million, or $1.28 per share, during 2019, compared with $202 million, or$1.04 per share, during 2018. In February 2020, the Board of Directors declared a quarterly dividend of 0.34 per common share payable on February 20, 2020 to shareholders of record on February 13, 2020. We paid dividends on preferred stock of $34 million during both 2019 and 2018. See Note 14 for additional detail about capital management transactions during 2019.
Total shareholders’ equity decreased slightly and was $7.4 billion at December 31, 2019, compared with $7.6 billion at December 31, 2018. This decrease was primarily a result of $1.1 billion from repurchases of Bank common stock and $260 million from common and preferred dividends paid. These decreases were partially offset by net income of $816 million and $293 million from an increase in the fair value of our AFS securities due largely to changes in the interest rate environment
During 2017 through 2019, the market price of our common stock was higher than the exercise price of common stock warrants on our common stock and had a dilutive effect upon earnings per share. The exercise of the common stock warrants is cashless as the warrants are settled on a net share basis, and will increase average basic shares. The impact of the common stock warrants is already considered in the average dilutive shares. As of December 31, 2019, the Bank had 29.3 million ZIONW warrants outstanding with an exercise price of $33.91 which expire on May 22, 2020. During 2018, 1.8 million shares of common stock were issued from the cashless exercise of 5.8 million ZIONZ common stock warrants which expired on November 14, 2018.
The following schedule presents the diluted shares from the remaining common stock warrants at various Zions Bancorporation, N.A. common stock market prices as of December 31, 2019, excluding the effect of changes in exercise cost and warrant share multiplier from the future payment of common stock dividends.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 37
IMPACT OF COMMON STOCK WARRANTS

Assumed Zions Bancorporation, N.A. Common Stock Market Price	Diluted Shares (000s)

$30.00	—
35.00	3,251
40.00	6,794
45.00	9,549
50.00	11,754
55.00	13,557
60.00	15,060
65.00	16,332
See Note 14 of the Notes to Consolidated Financial Statements for more information on our common stock warrants.
Basel III
The Bank is subject to Basel III capital requirements to maintain adequate levels of capital as measured by several regulatory capital ratios. We met all capital adequacy requirements under the Basel III Capital Rules as of December 31, 2019. The following schedule presents the Bank’s capital and performance ratios as of December 31, 2019, December 31, 2018 and December 31, 2017. The Supervision and Regulation section of the 2019 Form 10-K on page 6 and Note 15 of the Notes to Consolidated Financial Statements contain more detail information about Basel III capital requirements and the Bank's compliance.
Schedule 38
CAPITAL AND PERFORMANCE RATIOS

	December 31, 2019	December 31, 2018	December 31, 2017

Tangible common equity ratio[1]	8.5%	8.9%	9.3%
Tangible equity ratio[1]	9.3%	9.7%	10.2%
Average equity to average assets	10.8%	11.4%	12.0%
Basel III risk-based capital ratios[2]:
Common equity tier 1 capital (to risk-weighted assets)	10.2%	11.7%	12.1%
Tier 1 capital (to average assets, or Tier 1 leverage)	9.2%	10.3%	10.5%
Tier 1 capital (to risk-weighted assets)	11.2%	12.7%	13.2%
Total capital (to risk-weighted assets)	13.2%	13.9%	14.8%
Return on average common equity	11.2%	12.1%	7.7%
Return on average tangible common equity[1]	13.1%	14.2%	9.0%
1See “GAAP to Non-GAAP Reconciliations” on page 27 for more information regarding these ratios.
2Based on the applicable phase-in periods.
At December 31, 2019, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.3 billion and $7.4 billion, respectively, compared with $6.8 billion and $7.4 billion, respectively, at December 31, 2018.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Investment securities are valued using several methodologies, which depend on the nature of the security, availability of current market information, and other factors. Investment securities in an unrealized loss position are

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
formally reviewed on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). OTTI is considered to have occurred if the instrument’s fair value is below its amortized cost and (1) we intend to sell the security, (2) it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis, or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. The “more likely than not” criterion is a lower threshold than the “probable” criterion.
Notes 1, 3, 5, 7, and 10 of the Notes to Consolidated Financial Statements and the “Investment Securities Portfolio” on page 49 contain further information regarding the use of fair value estimates.
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
Although we believe that our processes for determining an appropriate level for the allowance adequately address the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses. As an example, if the probability of default risk grade for all pass-graded loans was immediately downgraded one grade on our internal risk-grading scale, the quantitatively determined amount of the ALLL at December 31, 2019 would increase by approximately $90 million. This sensitivity analysis is hypothetical and has been provided only to indicate the potential impact that changes in risk grades may have on the allowance estimate.
Although the qualitative process is subjective, it represents the Bank’s best estimate of qualitative factors impacting the determination of the ACL. We believe that given the procedures we follow in determining the ACL, the various components used in the current estimation processes are appropriate. Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 54 contains further information and more specific descriptions of the processes and methodologies used to estimate the ACL.
On January 1, 2020, we adopted CECL and recorded an ACL for loans and leases of $526 million, resulting in an after-tax increase to retained earnings of $20 million. The impact of the adoption of CECL for our securities portfolio was less than $1 million. The ACL, as calculated under CECL, is influenced by the portfolio composition, credit quality, macroeconomic conditions, and forecasts at that time, as well as other management judgments. See Note 2 of the Notes to Consolidated Financial Statements on page 93 for more information on this guidance and its impact on the Bank.
Accounting for Goodwill
Goodwill is initially recorded at fair value in the financial statements of a reporting unit at the time of its acquisition and is subsequently evaluated at least annually for impairment in accordance with current accounting guidance. We perform this test at the beginning of the fourth quarter annually, or more often if events or circumstances indicate that the carrying value of any of our reporting units, inclusive of goodwill, is less than fair value. The goodwill impairment test for a given reporting unit compares its fair value with its carrying value. If the carrying amount, inclusive of goodwill, is more likely than not to exceed its fair value, additional quantitative analysis must be performed to determine the amount, if any, of goodwill impairment. Our reporting units with goodwill are Amegy, CB&T, and Zions Bank.
To determine the fair value of a reporting unit, we historically have used a combination of up to three separate quantitative methods: comparable publicly-traded commercial banks in the Western and Southwestern states

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
(“Market Value”); where applicable, comparable acquisitions of commercial banks in the Western and Southwestern states (“Transaction Value”); and the discounted present value of management’s estimates of future cash flows. Critical assumptions that are used as part of these calculations include:
•Selection of comparable publicly-traded companies based on location, size, and business focus and composition;
•Selection of market comparable acquisition transactions based on location, size, business focus and composition, and date of the transaction;
•The discount rate, which is based on the Bank’s estimate of its cost of equity capital;
•The projections of future earnings and cash flows of the reporting unit;
•The relative weight given to the valuations derived by the three methods described; and
•The control premium associated with reporting units.
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
During the fourth quarter of 2017, we performed a full quantitative analysis of the reporting units’ fair value as described above. Our evaluation process determined that the fair values of Amegy, CB&T, and Zions Bank exceeded their carrying values by 35%, 54%, and 78%, respectively. Additionally, we performed a hypothetical sensitivity analysis on the discount rate assumption to evaluate the impact of an adverse change to this assumption. If the discount rate applied to future earnings was increased by 100 bps, the fair values of Amegy, CB&T, and Zions Bank would exceed their carrying values by 33%, 52%, and 72%, respectively.
During the fourth quarter of 2019, we performed our annual goodwill impairment evaluation, effective October 1, 2019. The Bank elected to perform a qualitative analysis to determine if the quantitative analysis performed in prior years as described above was required. The Bank’s qualitative analysis assessed factors related to each reporting unit to determine if it was more likely than not that the carrying value of any reporting unit was greater than the unit’s fair value. The qualitative factors considered in our assessment for each reporting unit included (1) economic, industry and market conditions, (2) regulatory or political developments that could negatively impact operating costs and overall financial performance of any of our specific reporting units, and (3) any changes in management, key personnel, strategy, customers, and any new or evolving litigation.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
None of the factors considered in our qualitative assessment gave any indication that the reporting units’ fair values decreased during the 2019 fiscal year. Additionally, as evidenced in the Business Segment Analysis section of the MD&A, each reporting unit’s key performance metrics remained materially unchanged or improved in 2019, compared with 2017. Considering the improved performance of each reporting unit and the lack of any significant concerns being identified in our qualitative assessment, we concluded that it is more likely than not that the fair value of each reporting unit continues to be greater than its carry amount making further quantitative impairment testing unnecessary. As a result, none of our reporting units were subject to goodwill impairment during 2019 or were determined to be at risk for a potential goodwill impairment in the near future based on information known at this time.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this Item is included in “Interest Rate and Market Risk Management” in MD&A beginning on page 64 and is hereby incorporated by reference.
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
The Bank’s management has assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2019 and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in the Bank’s internal control over financial reporting that have been identified by the Bank’s management.
Ernst & Young LLP, an independent registered public accounting firm, has audited the consolidated financial statements of the Bank for the year ended December 31, 2019 and has also issued an attestation report, which is included herein, on internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”).

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
REPORTS OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders and the Board of Directors of Zions Bancorporation, National Association and Subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Zions Bancorporation, National Association and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Zions Bancorporation, National Association and subsidiaries' (the Bank) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Bank and our report dated February 25, 2020 expressed an unqualified opinion thereon.
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
February 25, 2020

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
To the Shareholders and the Board of Directors of Zions Bancorporation, National Association and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zions Bancorporation, National Association and subsidiaries (“the Bank”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Bank at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Bank’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgements. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical matter or on the account and the disclosures to which it relates.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Allowance for loan losses

Description of the Matter	As of December 31, 2019, the Bank's commercial and commercial real estate (CRE) loan portfolio totaled $36.9 billion and represented 76% of the total loan portfolio, and the associated allowance for loan and lease losses (ALLL) was $450 million and represented 91% of the total ALLL. As more fully described in Note 6 to the Consolidated financial statements, the ALLL represented the Bank's estimate of probable and estimable losses inherent in the loan portfolio as of the balance sheet date. Management's commercial and CRE allowance model includes quantitative calculations supplemented with qualitative and environmental factors ("qualitative factor adjustments") that the models quantitative calculations may not incorporate. There is significant amount of judgement required by management when reviewing the qualitative factor adjustments and the resulting qualitative estimate for the commercial and CRE loan portfolios.

Auditing management's estimate of the ALLL is complex due to the judgmental nature of the commercial and CRE qualitative factor adjustments used in the ALLL calculation. Management's identification and measurement of the qualitative estimate is highly judgmental and could have a significant effect on the ALL.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risk of material misstatement of the qualitative estimate. We tested controls over the Bank's allowance governance process, the data utilized in the qualitative factor adjustments, and management's identification of and review of the qualitative estimate which included observing key management meetings where the estimate is reviewed and approved.

To test the reasonableness of the Bank's qualitative factor adjustments, our procedures, included, among others, evaluating management's ALLL estimate by obtaining an understanding of any changes in underlying qualitative factor adjustments and evaluating the methodology. We assessed the qualitative factor adjustments considered by management related to changes in lending policies and procedures; national, regional and local economic and business conditions; nature and volume of the portfolio: lending staff experience; asset quality trends; internal loan review risk identification; collateral values; the existence and effects of concentrations; the effect of other external factors and we assessed the basis for concluding whether qualitative factor adjustments were warranted. We evaluated the accuracy of management's inputs into the qualitative factor adjustments by comparing the inputs to the Bank's historical loan performance data, third-party macroeconomic data and peer bank data.

Further, we assessed whether the total amount of the qualitative estimate was consistent with the Bank's historical loss information, credit quality statistics, and publicly observable indicators of macoreconomic financial conditions and whether the total ALLL amount was reflective of losses incurred in the loan portfolio as of the consolidated balance sheet date.

/s/ Ernst & Young LLP
We have served as the Bank’s auditor since 2000.
Salt Lake City, Utah
February 25, 2020

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	December 31,
	2019	2018
ASSETS
Cash and due from banks	$705	$614
Money market investments:
Interest-bearing deposits	743	619
Federal funds sold and security resell agreements	484	1,461
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $597 and $767)	592	774
Available-for-sale, at fair value	13,725	14,737
Trading account, at fair value	182	106
Total investment securities	14,499	15,617
Loans held for sale	129	93
Loans and leases, net of unearned income and fees	48,709	46,714
Less allowance for loan losses	495	495
Loans, net of allowance	48,214	46,219
Other noninterest-bearing investments	898	1,046
Premises, equipment and software, net	1,142	1,124
Goodwill and intangibles	1,014	1,015
Other real estate owned	8	4
Other assets	1,336	934
Total assets	$69,172	$68,746
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$23,576	$23,645
Interest-bearing:
Savings and money market	28,790	26,120
Time	4,719	4,336
Total deposits	57,085	54,101
Federal funds and other short-term borrowings	2,053	5,653
Long-term debt	1,723	724
Reserve for unfunded lending commitments	59	57
Other liabilities	899	633
Total liabilities	61,819	61,168
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	566	566
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 165,057 and 187,554 shares and additional paid-in capital	2,735	3,806
Retained earnings	4,009	3,456
Accumulated other comprehensive income (loss)	43	(250)
Total shareholders’ equity	7,353	7,578
Total liabilities and shareholders’ equity	$69,172	$68,746
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In millions, except shares and per share amounts)	Year Ended December 31,
	2019	2018	2017
Interest income:
Interest and fees on loans	$2,289	$2,102	$1,847
Interest on money market investments	32	29	19
Interest on securities	362	350	326
Total interest income	2,683	2,481	2,192
Interest expense:
Interest on deposits	254	135	59
Interest on short- and long-term borrowings	157	116	68
Total interest expense	411	251	127
Net interest income	2,272	2,230	2,065
Provision for credit losses:
Provision for loan losses	37	(39)	24
Provision for unfunded lending commitments	2	(1)	(7)
Total provision for credit losses	39	(40)	17
Net interest income after provision for credit losses	2,233	2,270	2,048
Noninterest income:
Commercial account fees	121	122	126
Card fees	92	94	96
Retail and business banking fees	78	78	78
Loan-related fees and income	75	74	72
Capital markets and foreign exchange fees	78	58	49
Wealth management and trust fees	60	55	47
Other customer-related fees	21	27	22
Customer-related fees	525	508	490
Dividends and other income	34	43	40
Securities gains, net	3	1	14
Total noninterest income	562	552	544
Noninterest expense:
Salaries and employee benefits	1,141	1,070	1,006
Occupancy, net	133	132	129
Furniture, equipment and software, net	135	126	130
Other real estate expense, net	(3)	1	(1)
Credit-related expense	20	25	29
Professional and legal services	47	52	57
Advertising	19	26	22
FDIC premiums	25	50	53
Other	225	197	231
Total noninterest expense	1,742	1,679	1,656
Income before income taxes	1,053	1,143	936
Income taxes	237	259	344
Net income	816	884	592
Preferred stock dividends	(34)	(34)	(40)
Preferred stock redemption	—	—	(2)
Net earnings applicable to common shareholders	$782	$850	$550
Weighted average common shares outstanding during the year:
Basic shares (in thousands)	175,984	193,589	200,776
Diluted shares (in thousands)	186,504	206,501	209,653
Net earnings per common share:
Basic	$4.41	$4.36	$2.71
Diluted	4.16	4.08	2.60
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	Year Ended December 31,
	2019	2018	2017

Net income	$816	$884	$592
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	257	(113)	(2)
Net unrealized gains (losses) on other noninterest-bearing investments	(9)	2	3
Net unrealized holding gains (losses) on derivative instruments	33	(4)	(3)
Reclassification adjustment for decrease (increase) in interest income recognized in earnings on derivative instruments	5	3	(2)
Pension and postretirement	7	1	12
Effect of new tax rates from Tax Cuts and Jobs Act of 2017	—	—	(25)
Other comprehensive income (loss)	293	(111)	(17)
Comprehensive income	$1,109	$773	$575
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2016	$710	203,085	$4,725	$—	$2,321	$(122)	$7,634
Net income					592		592
Other comprehensive income, net of tax						8	8
Preferred stock redemption	(144)		2		(2)		(144)
Bank common stock repurchased		(7,044)	(321)				(321)
Net activity under employee plans and related tax benefits		1,491	39				39
Dividends on preferred stock					(40)		(40)
Dividends on common stock, $0.44 per share					(89)		(89)
Effect of new tax rates from Tax Cuts and Jobs Act of 2017					25	(25)	—
Balance at December 31, 2017	566	197,532	4,445	—	2,807	(139)	7,679
Net income					884		884
Merger of Bank Holding Company into Bank			(4,052)	4,052			—
Cumulative effect adjustment, adoption of ASU 2014-09, Revenue from Contracts with Customers					1		1
Other comprehensive loss, net of tax						(111)	(111)
Bank common stock repurchased		(12,984)	(422)	(250)			(672)
Net shares issued from stock warrant exercises		1,770					—
Net activity under employee plans and related tax benefits		1,236	29	4			33
Dividends on preferred stock					(34)		(34)
Dividends on common stock, $1.04 per share					(202)		(202)
Balance at December 31, 2018	566	187,554	—	3,806	3,456	(250)	7,578
Net income					816		816
Cumulative effect adjustment, adoption of ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities					(3)		(3)
Other comprehensive income, net of tax						293	293
Bank common stock repurchased		(23,531)		(1,102)			(1,102)
Net shares issued from stock warrant exercises		8					—
Net activity under employee plans and related tax benefits		1,026		31			31
Dividends on preferred stock					(34)		(34)
Dividends on common stock, $1.28 per share					(226)		(226)
Balance at December 31, 2019	$566	165,057	$—	$2,735	$4,009	$43	$7,353
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$816	$884	$592
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	39	(40)	17
Depreciation and amortization	188	193	179
Share-based compensation	27	26	25
Deferred income tax expense (benefit)	(2)	—	154
Net decrease (increase) in trading securities	(76)	42	(33)
Net decrease (increase) in loans held for sale	(84)	9	97
Change in other liabilities	(14)	74	29
Change in other assets	(179)	14	(89)
Other, net	(18)	(26)	(43)
Net cash provided by operating activities	697	1,176	928
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	852	(784)	683
Proceeds from maturities and paydowns of investment securities held-to-maturity	391	361	314
Purchases of investment securities held-to-maturity	(209)	(365)	(216)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	3,105	3,061	2,412
Purchases of investment securities available-for-sale	(1,864)	(2,927)	(4,719)
Net change in loans and leases	(1,957)	(1,943)	(2,135)
Purchases and sales of other noninterest-bearing investments	172	14	(105)
Purchases of premises and equipment	(117)	(129)	(169)
Other, net	2	6	16
Net cash provided by (used in) investing activities	375	(2,706)	(3,919)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	2,984	1,484	(614)
Net change in short-term funds borrowed	(3,600)	2,677	2,149
Proceeds from debt over 90 days and up to one year	—	—	5,100
Repayments of debt over 90 days and up to one year	—	(2,000)	(3,100)
Cash paid for preferred stock redemptions	—	—	(144)
Repayments of long-term debt	—	(162)	(153)
Proceeds from the issuance of long-term debt	992	497	—
Bank common stock repurchased	(1,102)	(672)	(321)
Proceeds from the issuance of common stock	14	20	25
Dividends paid on common and preferred stock	(260)	(236)	(129)
Other, net	(9)	(12)	(11)
Net cash provided by (used in) financing activities	(981)	1,596	2,802
Net increase (decrease) in cash and due from banks	91	66	(189)
Cash and due from banks at beginning of year	614	548	737
Cash and due from banks at end of year	$705	$614	$548

Cash paid for interest	$401	$237	$118
Net cash paid for income taxes	233	207	246
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	12	8	6
Loans held for investment reclassified to loans held for sale, net	85	111	25
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, N.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Basis of Financial Statement Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Bank and its majority-owned subsidiaries. Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets held in an agency or fiduciary capacity are not included in the Consolidated Financial Statements.
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
Variable Interest Entities
A variable interest entity (“VIE”) is consolidated when a company is the primary beneficiary of the VIE. Current accounting guidance requires continuous analysis on a qualitative rather than a quantitative basis to determine the primary beneficiary of a VIE. At the commencement of our involvement, and periodically thereafter, we consider our consolidation conclusions for all entities with which we are involved. As of December 31, 2019 and 2018, zero VIEs have been consolidated in the Bank’s financial statements.
Statement of Cash Flows
For purposes of presentation in the consolidated statements of cash flows, “cash and cash equivalents” are defined as those amounts included in cash and due from banks in the consolidated balance sheets.
Fair Value Estimates
We measure many of our assets and liabilities on a fair value basis. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. To improve consistency and comparability in fair value measurements, GAAP has established a hierarchy to prioritize the valuation inputs among three levels. The Bank prioritizes quoted prices in active markets and minimizes reliance on unobservable inputs when possible. When observable market prices are not available, fair value is estimated using modeling techniques such as discounted cash flow analysis. These modeling techniques use assumptions that market

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
participants would consider in pricing the asset or the liability, including assumptions about the risk inherent in a particular valuation technique, the effect of a restriction on the sale or use of an asset, the life of the asset and applicable growth rate, the risk of nonperformance, and other related assumptions. Changes in market conditions may reduce the availability of quoted prices or observable data. When market data is not available, the Bank uses valuation techniques requiring professional judgment to estimate the appropriate fair value. See Note 3 of the Notes to Consolidated Financial Statements for further information regarding the use of fair value estimates.
Security Resell Agreements
Security resell agreements represent overnight and term agreements with the majority maturing within 30 days. These agreements are generally treated as collateralized financing transactions and are carried at amounts at which the securities were acquired plus accrued interest. Either the Bank, or in some instances third parties on its behalf, take possession of the underlying securities. The fair value of such securities is monitored throughout the contract term to ensure that asset values remain sufficient to protect against counterparty default. We are permitted by contract to sell or repledge certain securities that we accept as collateral for security resell agreements. If sold, our obligation to return the collateral is recorded as “securities sold, not yet purchased” and included as a liability in “Federal funds and other short-term borrowings.” At December 31, 2019, we held $0.3 billion of securities for which we were permitted by contract to sell or repledge. Security resell agreements averaged $0.6 billion during 2019, and the maximum amount outstanding at any month-end during 2019 was $1.0 billion.
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
Leases
As a lessee when we enter a lease contract we classify and account for the lease as either a finance lease or an operating lease, depending on the terms and conditions of the lease. A finance lease is recorded as an asset and a liability, and the asset is generally depreciated over the lease term. The lease liability is reduced as lease payments are made. An operating lease is recorded as a right-of-use ("ROU") asset and operating lease liability. These balance sheet items are reduced as lease payments are made. Lease payments are expensed over the lease term; they are recorded as rent expense and are recognized on a straight-line basis. Lease-related assets are reviewed for impairment on an on-going basis.
The lease term is the noncancelable period that we have the right to use the leased asset. This term begins on the commencement date of the lease and incorporates options to extend or renew the lease when it is reasonably certain that we will exercise these options.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Loans and Allowance for Credit Losses
Loans are reported at the principal amount outstanding, net of unearned income, unamortized purchase premiums and discounts, and net deferred loan fees and costs, which are amortized to interest income over the life of the loan using the interest method. Interest income is recognized on an accrual basis.
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
We evaluate loans throughout their lives for signs of credit deterioration, which may impact the loan’s status, and potentially impact our accounting for that loan. Loan status categories include past due as to contractual payments, nonaccrual, impaired, and restructured, including troubled debt restructurings (“TDRs”). Our accounting policies for these loan statuses and our estimation of the related allowance for loan and lease losses (“ALLL”) are discussed further in Note 6.
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
On January 1, 2020, we adopted ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its subsequent updates, often referred to as the Current Expected Credit Loss (“CECL”) model. CECL changes how the ACL is measured for loans and for additional financial assets, including HTM securities. Under CECL, the ACL will represent our estimate of current expected credit losses over the contractual term of the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. The ACL for debt securities is estimated separately from loans.
Other Noninterest-Bearing Investments
These investments include investments in private equity funds– referred to in this document as private equity investments (“PEIs”) – venture capital securities, securities acquired for various debt and regulatory requirements, bank-owned life insurance ("BOLI"), and certain other noninterest-bearing investments. See further discussion in Note 3.
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
BOLI is accounted for at fair value based on the cash surrender values (“CSVs”) of the general account insurance policies. A third-party service provides these values.
Other PEIs, and those acquired for various debt and regulatory requirements, are accounted for at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with such changes recognized in income. Periodic reviews are conducted for impairment by comparing carrying values with estimates of fair value determined according to the previous discussion.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Premises, Equipment and Software, Net
Premises, equipment and software are stated at cost, net of accumulated depreciation and amortization. Depreciation, computed primarily on the straight-line method, is charged to operations over the estimated useful lives of the properties, generally 25 to 40 years for buildings, 3 to 10 years for furniture and equipment, and 3 to 10 years for software, including capitalized costs related to the Bank’s technology initiatives. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements (including any extension options that are reasonably certain to be exercised), whichever is shorter. Premises, equipment and software are evaluated for impairment on a periodic basis.
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
Derivative Instruments
We use derivative instruments, including interest rate swaps and purchased and sold options such as floors and basis swaps, as part of our overall interest rate risk management strategy. Derivatives are an important tool used in managing our overall asset and liability sensitivities to remain within management’s stated interest rate risk thresholds. Their use allows us to adjust and align our naturally occurring mix of fixed and floating-rate assets and liabilities to manage interest income volatility by synthetically converting variable-rate assets to fixed-rate, or synthetically converting fixed-rate funding instruments to floating rates.
We also execute both interest rate and short-term foreign currency derivative instruments with our commercial banking customers to facilitate their risk management strategies. These derivatives are immediately hedged by offsetting derivatives with third parties such that we minimize our net risk exposure as a result of such transactions. We record all derivatives at fair value in the balance sheet as either other assets or other liabilities. The accounting for the change in value of a derivative depends on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings. See Note 7 for more information.
Derivatives in Designated Accounting Hedge
We apply hedge accounting to certain derivatives executed for risk management purposes, primarily interest rate risk. To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged and the hedging relationship must be formally documented. We primarily use regression analysis to assess the effectiveness of each hedging relationship, unless the hedge qualifies for other methods of assessing effectiveness (e.g. shortcut or critical terms match), both at inception and on an ongoing basis. We designate derivatives as fair value and cash flow hedges for accounting purposes and these hedges can be a

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
significant aspect of the Bank’s overall interest risk sensitivity management. The Bank may add additional hedging strategies and apply hedge accounting to the strategies as it deems necessary. See Note 7 for more information regarding the accounting for derivatives designated as hedging instruments.
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
Revenue Recognition
Service charges and fees on deposit accounts are recognized in accordance with published deposit account agreements for customer accounts or contractual agreements for commercial accounts. Other service charges, commissions and fees include interchange fees, bank services and other fees, which are generally recognized at the time of transaction or as the services are performed.
Share-Based Compensation
Share-based compensation generally includes grants of stock options, restricted stock, restricted stock units (“RSUs”), and other awards to employees and nonemployee directors. We recognize compensation expense in the statement of income based on the grant-date value of the associated share-based awards. See further discussion in Note 19.
Income Taxes
Deferred tax assets (“DTAs”) and liabilities are determined based on temporary differences between financial statement asset and liability amounts and their respective tax basis and are measured using enacted tax laws and rates. The effect on DTAs and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. DTAs are recognized subject to management’s judgment that realization is more likely than not. Unrecognized tax benefits for uncertain tax positions relate primarily to tax credits on technology initiatives. See further discussion in Note 20.
Net Earnings Per Common Share
Net earnings per common share is based on net earnings applicable to common shareholders, which is net of preferred stock dividends. Basic net earnings per common share is based on the weighted average outstanding common shares during each year. Unvested share-based awards with rights to receive nonforfeitable dividends are considered participating securities and included in the computation of basic earnings per share. Diluted net earnings per common share is based on the weighted average outstanding common shares during each year, including common stock equivalents. Stock options, restricted stock, RSUs, and stock warrants are converted to common stock equivalents using the more dilutive of the treasury stock method or the two-class method. Diluted net earnings per common share excludes common stock equivalents whose effect is antidilutive. See further discussion in Note 21.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standard Updates	Description	Date of adoption	Effect on the financial statements or other significant matters

Updates not yet adopted by the Bank during 2019

ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent related ASUs	This ASU, and subsequent updates, significantly changes how entities will measure credit losses for virtually all financial assets and certain other instruments that are not measured at fair value through net income that have the contractual right to receive cash. The update replaces today’s “incurred loss” approach with a current expected credit loss (“CECL”) model for instruments such as loans and held-to-maturity (“HTM”) securities that are measured at amortized cost. The ASU requires credit losses relating to available-for sale (“AFS”) debt securities to be recorded through an allowance for credit loss (“ACL”) rather than a reduction of the carrying amount and replaces the historically required other-than-temporary impairment (“OTTI”) analysis. It also changes the accounting for purchased credit-impaired debt securities and loans.

The ASU retains many of the current disclosure requirements in U.S. GAAP and expands other disclosure requirements. The new guidance is effective for calendar year-end public companies beginning January 1, 2020.	January 1, 2020	During 2019, we ran several parallel runs of the CECL model. Additionally, we implemented a set of controls, including management review controls; implementation controls; and data, model and forecasting controls.

The ACL, as calculated under CECL, is influenced by the portfolio composition, credit quality, macroeconomic conditions, and forecasts at that time, as well as other management judgments.

We adopted ASU 2016-13 and its subsequent updates on January 1, 2020; the impact upon adoption was not significant.

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	This ASU removes the requirements in step two of the current goodwill impairment model, eliminating the requirement to calculate and compare the implied fair value of the reporting entity with the carrying amount of that entity, including goodwill, to measure any impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its implied fair value of goodwill (i.e., measure the charge based on step one of the current guidance).

	The ASU also continues to allow entities to perform an optional qualitative goodwill impairment assessment before determining whether to proceed to the quantitative step one. The update is effective for the Bank as of January 1, 2020. Early adoption is allowed for any goodwill impairment test performed after January 1, 2017.	January 1, 2020	We adopted this guidance as of January 1, 2020, and there was no significant impact on the Bank's financial statements upon adoption.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Accounting Standard Updates	Description	Date of adoption	Effect on the financial statements or other significant matters

Updates adopted by the Bank during 2019

ASU 2016-02, Leases (Topic 842) and subsequent related ASUs	Although lessor accounting was left materially unchanged by ASU 2016-02 (and all related ASUs which together have been codified in ASC 842), ASC 842 requires that all lessees recognize a right-of-use ("ROU") asset and an offsetting lease liability for all leases with a term greater than 12 months. As the lessee, we adopted an accounting policy election, by class of underlying asset, to not recognize lease assets or liabilities for leases with a term of 12 months or less.

	The recognition, measurement, and presentation of expenses and cash flows arising from a lease will depend primarily on its classification as a finance or operating lease. ASC 842 requires additional disclosures to provide financial statement users a better understanding of the amount, timing, and uncertainty of cash flows arising from leases. These new quantitative and qualitative disclosure requirements are detailed further in Note 8.	January 1, 2019
The Bank adopted ASC 842 as of January 1, 2019 using the second of two permitted modified retrospective approaches for initial adoption. Under this method, the Bank recorded a right-of use asset of approximately $225 million and a lease liability of approximately $242 million. There was no impact to retained earnings upon adoption.

See Note 8 for additional details on the financial statement impact of completing the adoption of ASC 842.

ASU 2017-08, Nonrefundable Fees and Other Costs (Subtopic 310-20). Premium Amortization on Purchased Callable Debt Securities	The amendments in this ASU shorten the amortization period for certain callable debt securities held at a premium. The ASU requires the premium of qualifying debt securities to be amortized to the earliest call date. The update does not change the accounting for callable debt securities held at a discount.	January 1, 2019	We adopted this ASU as of January 1, 2019 using a modified retrospective transition approach. There was no significant impact on the Bank's financial statements upon adoption.

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement	The purpose of this ASU is to improve the effectiveness of disclosures in the notes to the financial statements. This update removes, modifies, and makes certain additions to the disclosure requirements for fair value measurement.
The mandatory adoption date of the guidance in this ASU is for the first fiscal period beginning after December 15, 2019, with early adoption permitted.	January 1, 2019	We early adopted this ASU as of January 1, 2019. This update will be applied prospectively. The changes to the disclosure requirements for fair value measurements are not significant to the financial statements and can be found in Note 3.

ASU 2018-15, Intangibles – Goodwill and Other-Internal- Use Software (Topic 350-40): Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract	This ASU aligns the requirements for capitalizing implementation costs associated with Cloud Computing Arrangements that meet the definition of a service contract with requirements already provided for costs associated with internal-use software. Additionally, it clarifies that:
-The amortization period for capitalized amounts will be the noncancelable hosting contract term plus any expected renewal periods;
-Entities in a hosting arrangement that is a service contract must provide certain qualitative and quantitative disclosures; and
	-Transition for those not already following the provisions of this ASU can be applied either retrospectively or prospectively.	January 1, 2019	We early adopted this ASU as of January 1, 2019. The Bank has historically been applying the guidance as clarified in this ASU. Consequently, the adoption of the ASU did not have a significant impact on the Bank’s financial statements.

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
Level 2 – Observable inputs other than Level 1, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in less active markets, observable inputs other than quoted prices that are used in the valuation of an asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and
Level 3 – Unobservable inputs supported by little or no market activity for financial instruments whose value is determined by pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
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
Third-party Service Providers
We use a third party pricing service to measure fair value for approximately 94% of our AFS Level 2 securities. Fair value measurements for other AFS Level 2 securities generally use certain inputs corroborated by market data and include standard discounted cash flow analysis.
For Level 2 securities, the third party pricing service provides documentation on an ongoing basis that presents market corroborative data, including detailed pricing information and market reference data. The documentation includes benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, including information from the vendor trading platform. We review, test and validate this information as appropriate. Absent observable trade data, we do not adjust prices from our third-party sources.
The following describes the hierarchy designations, valuation methodologies and key inputs to measure fair value on a recurring basis for designated financial instruments:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Available-for-Sale
U.S. Treasury, Agencies and Corporations
U.S. Treasury securities are measured under Level 1 using quoted market prices when available. U.S. agencies and corporations are measured under Level 2 generally using the previously discussed third-party pricing service.
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
Trading Account
Securities in the trading account are generally measured under Level 2 using third-party pricing service providers as described previously.
Held-to-Maturity
HTM securities are carried at amortized cost, but for disclosure purposes are measured at fair value using a third party pricing service or an internal model. The internal model utilizes observable market yields as inputs.
Bank-owned Life Insurance
BOLI is measured under Level 2 according to CSVs of the insurance policies that are provided by a third party service. Nearly all policies are general account policies with CSVs based on the Bank’s claims on the assets of the insurance companies. The insurance companies’ investments include predominantly fixed-income securities consisting of investment-grade corporate bonds and various types of mortgage instruments. Management regularly reviews its BOLI investment performance, including concentrations among insurance providers.
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
Certain valuation analytics may be employed that include current and projected financial performance, recent financing activities, economic and market conditions, market comparables, market liquidity, sales restrictions, and other factors. A significant change in the expected performance of the individual investment would result in a change in the fair value measurement of the investment. The amount of unfunded commitments to invest is disclosed in Note 16. Certain restrictions apply for the redemption of these investments and certain investments are prohibited by the Volcker Rule. See discussions in Notes 5 and 16.
Agriculture Loan Servicing
This asset results from our servicing of agriculture loans approved and funded by Federal Agricultural Mortgage Corporation (“FAMC”). We provide this servicing under an agreement with FAMC for loans they own. The asset’s fair value represents our projection of the present value of future cash flows measured under Level 3 using discounted cash flow methodologies.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Derivatives
Derivatives are measured according to their classification as either exchange-traded or over-the-counter. Exchange-traded derivatives consist of foreign currency exchange contracts measured under Level 1 because they are traded in active markets. Over-the-counter derivatives, including those for customers, consist of interest rate swaps and options. These derivatives are measured under Level 2 using third party services. Observable market inputs include yield curves –the London Interbank Offered Rate (“LIBOR”) swap curve and relevant overnight index swap curves– foreign exchange rates, commodity prices, option volatilities, counterparty credit risk, and other related data. Credit valuation adjustments are required to reflect nonperformance risk for both the Bank and the respective counterparty. These adjustments are determined generally by applying a credit spread to the total expected exposure of the derivative.
Securities Sold, Not Yet Purchased
Securities sold, not yet purchased, included in “Federal funds and other short-term borrowings” on the balance sheet, are measured under Level 1 using quoted market prices. If not available, quoted prices under Level 2 for similar securities are used.
Loans
Loans are generally carried at amortized cost, but for disclosure purposes are measured at fair value under Level 3 according to their status as nonimpaired or impaired. For nonimpaired loans, fair value is estimated by discounting future cash flows using the LIBOR yield curve adjusted by a factor which reflects the credit, interest rate risk and liquidity inherent in the loan. These future cash flows are then reduced by the estimated “life-of-the-loan” aggregate credit losses in the loan portfolio. These adjustments for lifetime future credit losses are derived from the methods used to estimate the ALLL for our loan portfolio and are adjusted quarterly as necessary to reflect the most recent loss experience. Impaired loans that are collateral-dependent are already considered to be held at fair value. Impaired loans that are not collateral-dependent have future cash flows reduced by the estimated “life-of-the-loan” credit loss derived from methods used to estimate the ALLL for these loans. See Impaired Loans in Note 6 for details on the impairment measurement method for impaired loans. Loans, other than those held for sale, are not normally purchased and sold by the Bank, and there are no active trading markets for most of this portfolio.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	December 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$25	$12,356	$—	$12,381
Municipal securities		1,319		1,319
Other debt securities		25		25
Total Available-for-sale	25	13,700	—	13,725
Trading account	65	117		182
Other noninterest-bearing investments:
Bank-owned life insurance		525		525
Private equity investments[1]	9		107	116
Other assets:
Agriculture loan servicing and interest-only strips			18	18
Deferred compensation plan assets	113			113
Derivatives:
Derivatives not designated as hedges:
Customer-facing interest rate		146		146
Other interest rate		3		3
Foreign exchange	4			4
Total Assets	$216	$14,491	$125	$14,832
LIABILITIES
Securities sold, not yet purchased	$66	$—	$—	$66
Other liabilities:
Deferred compensation plan obligations	113			113
Derivatives:
Derivatives not designated as hedges:
Customer-facing interest rate		14		14
Other interest rate		1		1
Foreign exchange	4			4
Total Liabilities	$183	$15	$—	$198
1 The level 1 PEIs amount relates to the portion of our SBIC investments that are now publicly traded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	December 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$40	$13,385	$—	$13,425
Municipal securities		1,291		1,291
Other debt securities		21		21
Total Available-for-sale	40	14,697	—	14,737
Trading account	14	92		106
Other noninterest-bearing investments:
Bank-owned life insurance		516		516
Private equity investments			102	102
Other assets:
Agriculture loan servicing and interest-only strips			18	18
Deferred compensation plan assets	95			95
Derivatives:
Derivatives not designated as hedges:
Customer-facing interest rate		40		40
Other interest rate		1		1
Foreign exchange	4			4
Total Assets	$153	$15,346	$120	$15,619
LIABILITIES
Securities sold, not yet purchased	$85	$—	$—	$85
Other liabilities:
Deferred compensation plan obligations	95			95
Derivatives:
Derivatives not designated as hedges:
Customer-facing interest rate		36		36
Other interest rate		1		1
Foreign exchange	2			2
Total Liabilities	$182	$37	$—	$219
Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	December 31, 2019		December 31, 2018
(In millions)	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips

Balance at beginning of year	$102	$18	$95	$18
Securities gains, net	2	—	2	—
Other noninterest income	—	1	—	1
Purchases	10	—	11	—
Redemptions and paydowns	—	(1)	(6)	(1)
Transfers out[1]	(7)	—	—	—
Balance at end of year	$107	$18	$102	$18
1 This represents the value of a private equity investment at the beginning of the quarter during which it became publicly traded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
During the third quarter of 2019 one of our PEIs became publicly traded and was transferred from Level 3 to Level 1. No transfers of assets or liabilities occurred among Levels 1, 2 or 3 for 2018.
The reconciliation of Level 3 instruments includes the following realized gains and losses in the statement of income:

(In millions)	Year Ended December 31,
	2019	2018

Securities gains (losses), net	$(9)	$(1)
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis:

(In millions)	Fair value at December 31, 2019				Gains (losses) from fair value changes Year Ended December 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments, carried at cost	$—	$—	$1	$1	$(1)
Impaired loans	—	—	—	—	—
Other real estate owned	—	—	—	—	(1)
Total	$—	$—	$1	$1	$(2)

(In millions)	Fair value at December 31, 2018				Gains (losses) from fair value changes Year Ended December 31, 2018
	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments, carried at cost	$—	$—	$1	$1	$—
Impaired loans	—	32	—	32	(13)
Other real estate owned	—	—	—	—	(1)
Total	$—	$32	$1	$33	$(14)
The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal the current fair value.
We recognized net gains of $3 million in 2019 and $1 million in 2018 from the sale of OREO properties that had a carrying value at the time of sale of approximately $5 million in 2019 and $4 million in 2018. Previous to their sale in these years, we recognized an insignificant amount of impairment on these properties in 2019 and 2018.
PEIs carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $8 million at December 31, 2019 and $10 million at December 31, 2018. Amounts of other noninterest-bearing investments carried at cost were $157 million and $329 million at December 31, 2019 and 2018, respectively, which were comprised of Federal Reserve and Federal Home Loan Bank (“FHLB”) stock. PEIs accounted for using the equity method were $45 million and $35 million at December 31, 2019 and 2018, respectively.
Impaired (or nonperforming) loans that are collateral-dependent were measured at fair value based on the fair value of the collateral. OREO was measured initially at fair value based on collateral appraisals at the time of transfer and subsequently at the lower of cost or fair value.
Measurement of fair value for collateral-dependent loans and OREO was based on third party appraisals that utilize one or more valuation techniques (income, market and/or cost approaches). Any adjustments to calculated fair value were made based on recently completed and validated third-party appraisals, third party appraisal services,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
automated valuation services, or our informed judgment. Evaluations were made to determine that the appraisal process met the relevant concepts and requirements of applicable accounting guidance.
Automated valuation services may be used primarily for residential properties when values from any of the previous methods were not available within 90 days of the balance sheet date. These services use models based on market, economic, and demographic values. The use of these models has only occurred in very few instances and the related property valuations have not been sufficiently significant to consider disclosure under Level 3 rather than Level 2.
Impaired loans that are not collateral-dependent were measured based on the present value of future cash flows discounted at the expected coupon rates over the lives of the loans. Because the loans were not discounted at market interest rates, the valuations do not represent fair value and have been excluded from the nonrecurring fair value balance in the preceding schedules.
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	December 31, 2019			December 31, 2018
(In millions)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
Held-to-maturity investment securities	$592	$597	2	$774	$767	2
Loans and leases (including loans held for sale), net of allowance	48,343	47,958	3	46,312	45,251	3
Financial liabilities:
Time deposits	4,719	4,725	2	4,336	4,319	2
Long-term debt	1,723	1,751	2	724	727	2
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
4. OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	December 31, 2019
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$694	$(210)	$484	$—	$—	$484
Derivatives (included in other assets)	153	—	153	(6)	—	147
Total assets	$847	$(210)	$637	$(6)	$—	$631
Liabilities:
Federal funds and other short-term borrowings	$2,263	$(210)	$2,053	$—	$—	$2,053
Derivatives (included in other liabilities)	19	—	19	(6)	(10)	3
Total liabilities	$2,282	$(210)	$2,072	$(6)	$(10)	$2,056

	December 31, 2018
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$1,461	$—	$1,461	$—	$—	$1,461
Derivatives (included in other assets)	45	—	45	(35)	(3)	7
Total assets	$1,506	$—	$1,506	$(35)	$(3)	$1,468
Liabilities:
Federal funds and other short-term borrowings	$5,653	$—	$5,653	$—	$—	$5,653
Derivatives (included in other liabilities)	39	—	39	(35)	(1)	3
Total liabilities	$5,692	$—	$5,692	$(35)	$(1)	$5,656
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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

	December 31, 2019
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$592	$5	$—	$597
Available-for-sale
U.S. Treasury securities	25	—	—	25
U.S. Government agencies and corporations:
Agency securities	1,301	5	4	1,302
Agency guaranteed mortgage-backed securities	9,518	83	42	9,559
Small Business Administration loan-backed securities	1,535	1	41	1,495
Municipal securities	1,282	37	—	1,319
Other debt securities	25	—	—	25
Total available-for-sale	13,686	126	87	13,725
Total investment securities	$14,278	$131	$87	$14,322

	December 31, 2018
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$774	$4	$11	$767
Available-for-sale
U.S. Treasury securities	40	—	—	40
U.S. Government agencies and corporations:
Agency securities	1,394	—	19	1,375
Agency guaranteed mortgage-backed securities	10,236	18	240	10,014
Small Business Administration loan-backed securities	2,042	1	47	1,996
Municipal securities	1,303	4	16	1,291
Other debt securities	25	—	4	21
Total available-for-sale	15,040	23	326	14,737
Total investment securities	$15,814	$27	$337	$15,504
Maturities
The amortized cost and estimated fair value of investment debt securities are shown subsequently as of December 31, 2019 by contractual maturity of principal payments. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held-to-maturity		Available-for-sale
(In millions)	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value

Due in one year or less	$101	$102	$122	$122
Due after one year through five years	215	216	718	726
Due after five years through ten years	156	159	2,434	2,450
Due after ten years	120	120	10,412	10,427
Total	$592	$597	$13,686	$13,725

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	December 31, 2019
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$—	$73	$—	$45	$—	$118
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	2	222	2	359	4	581
Agency guaranteed mortgage-backed securities	4	1,173	38	3,215	42	4,388
Small Business Administration loan-backed securities	1	172	40	1,215	41	1,387
Municipal securities	—	50	—	5	—	55
Other	—	—	—	—	—	—
Total available-for-sale	7	1,617	80	4,794	87	6,411
Total	$7	$1,690	$80	$4,839	$87	$6,529

	December 31, 2018
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$1	$86	$10	$438	$11	$524
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	2	245	17	913	19	1,158
Agency guaranteed mortgage-backed securities	16	1,081	224	6,661	240	7,742
Small Business Administration loan-backed securities	19	1,180	28	711	47	1,891
Municipal securities	2	266	14	641	16	907
Other	—	—	4	11	4	11
Total available-for-sale	39	2,772	287	8,937	326	11,709
Total	$40	$2,858	$297	$9,375	$337	$12,233
At December 31, 2019 and 2018, respectively, 146 and 606 HTM and 849 and 2,588 AFS investment securities were in an unrealized loss position.
Other-Than-Temporary Impairment
Ongoing Policy
We review investment securities on a quarterly basis for the presence of OTTI. We assess whether OTTI is present when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. When we do not expect to recover the entire amortized cost basis of a security then the decline in fair value is considered to be other-than-temporary. OTTI is considered to have occurred for debt securities in unrealized loss positions if we have formed a documented intent to sell identified securities or initiated such sales or it is “more likely than not” we will be required to sell the security before recovery of its amortized cost basis. In these scenarios the impairment loss is equal to the full difference between the amortized cost basis and the fair value of the securities. For debt securities in an unrealized loss position that we have the intent and ability to hold, the expected cash flows to be received from the securities are evaluated to determine if a credit loss exists. In the event of a credit loss, only the amount of the impairment associated with the credit loss is recognized in income. Unrealized losses relating to factors other than credit losses are recorded in OCI.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Other-Than-Temporary Impairment Conclusions
The Bank did not recognize any OTTI on its investment securities portfolio during 2019 or 2018. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At December 31, 2019, we did not have an intent to sell identified securities with unrealized losses or initiate such sales, and we believe it is more likely than not we would be required to sell such securities before recovery of their amortized cost basis.
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
Securities gains and losses recognized in income
The following summarizes gains and losses that were recognized in the statement of income:

	2019		2018		2017
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses
Other noninterest-bearing investments	$20	$17	$17	$16	$22	$8
Net gains		$3		$1		$14
Interest income by security type is as follows:

(In millions)	2019			2018			2017
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$9	$13	$22	$10	$14	$24	$10	$13	$23
Available-for-sale	308	25	333	295	26	321	277	24	301
Trading	1	6	7	1	4	5	—	2	2
Total	$318	$44	$362	$306	$44	$350	$287	$39	$326
Investment securities with a carrying value of approximately $2.0 billion and $2.6 billion at December 31, 2019 and 2018, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
6. LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
Loans and leases are summarized as follows according to major portfolio segment and specific class:

	December 31,
(In millions)	2019	2018

Loans held for sale	$129	$93
Commercial:
Commercial and industrial	$14,760	$14,513
Leasing	334	327
Owner-occupied	7,901	7,661
Municipal	2,393	1,661
Total commercial	25,388	24,162
Commercial real estate:
Construction and land development	2,211	2,186
Term	9,344	8,939
Total commercial real estate	11,555	11,125
Consumer:
Home equity credit line	2,917	2,937
1-4 family residential	7,568	7,176
Construction and other consumer real estate	624	643
Bankcard and other revolving plans	502	491
Other	155	180
Total consumer	11,766	11,427
Total loans and leases [1]	$48,709	$46,714
1Loans and leases are presented net of unearned income, unamortized purchase premiums and discounts, and net deferred loan fees and costs totaling $48 million and $50 million at December 31, 2019 and December 31, 2018, respectively.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land development loans included in the construction and land development loan class were $158 million at December 31, 2019, and $237 million at December 31, 2018.
Loans with a carrying value of approximately $21.5 billion at December 31, 2019, and $22.6 billion at December 31, 2018, have been pledged at the Federal Reserve and the FHLB of Des Moines as collateral for current and potential borrowings.
We sold loans totaling $0.9 billion in 2019, $0.6 billion in 2018, and $0.9 billion in 2017, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans. The loans are mainly sold to U.S. government agencies or participated to third parties. At times, we have continuing involvement in the transferred loans in the form of servicing rights or a guarantee from the respective issuer. Amounts added to loans held for sale during these same periods were $0.9 billion, $0.8 billion, and $0.8 billion, respectively.
The principal balance of sold loans for which we retain servicing was approximately $1.7 billion at December 31, 2019, $2.2 billion at December 31, 2018, and $2.2 billion at December 31, 2017. Income from loans sold, excluding servicing, was $18 million in 2019, $12 million in 2018, and $13 million in 2017.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Allowance for Credit Losses
The ACL consists of the ALLL and the RULC.
Allowance for Loan and Lease Losses
The ALLL represents our estimate of probable and estimable losses inherent in the loan and lease portfolio as of the balance sheet date. Losses are charged to the ALLL when recognized. Generally, commercial and industrial and commercial real estate (“CRE”) loans are charged off or charged down when they are determined to be uncollectible in whole or in part, or when 180 days past due, unless the loan is well secured and in process of collection. Consumer loans are either charged off or charged down to net realizable value no later than the month in which they become 180 days past due. Closed-end consumer loans that are not secured by residential real estate are either charged off or charged down to net realizable value no later than the month in which they become 120 days past due. We establish the amount of the ALLL by analyzing the portfolio at least quarterly, and we adjust the provision for loan losses so the ALLL is at an appropriate level at the balance sheet date.
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
For consumer and small commercial and CRE loans with commitments less than or equal to $1 million, we primarily use roll rate models to forecast probable inherent losses. Roll rate models measure the rate at which these loans migrate from one delinquency category to the next worst delinquency category, and eventually to loss. We estimate roll rates for these loans using recent delinquency and loss experience by segmenting our loan portfolios into separate pools based on common risk characteristics and separately calculating historical delinquency and loss experience for each pool. These roll rates are then applied to current delinquency levels to estimate probable inherent losses.
The current status and historical changes in qualitative and environmental factors may not be reflected in our quantitative models. Thus, after applying historical loss experience, as described above, we review the quantitatively derived level of ALLL for each segment using qualitative criteria, then use those criteria to determine our qualitative estimate. We monitor various risk factors that influence our judgment regarding the level of the ALLL across the portfolio segments. These factors primarily include:
•Changes in lending policies and procedures, including changes in underwriting standards and collection, charge-off, and recovery practices;
•Changes in international, national, regional, and local economic and business conditions;
•Changes in the nature and volume of the portfolio and in the terms of loans;
•Changes in the experience, ability, and depth of lending management and other relevant staff;
•Changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;
•Changes in the quality of the loan review system;
•Changes in the value of underlying collateral for collateral-dependent loans;
•The existence and effect of any concentration of credit, and changes in the level of such concentrations;
•The effect of other external factors such as competition and legal and regulatory requirements;
The magnitude of the impact of these factors on our qualitative assessment of the ALLL changes from quarter to quarter according to changes made by management in its assessment of these factors, the extent these factors are

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Changes in the allowance for credit losses are summarized as follows:

	December 31, 2019
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of year	$331	$110	$54	$495
Provision for loan losses	42	(11)	6	37
Gross loan and lease charge-offs	57	4	17	78
Recoveries	25	6	10	41
Net loan and lease charge-offs (recoveries)	32	(2)	7	37
Balance at end of year	$341	$101	$53	$495
Reserve for unfunded lending commitments
Balance at beginning of year	$40	$17	$—	$57
Provision for unfunded lending commitments	(1)	3	—	2
Balance at end of year	$39	$20	$—	$59
Total allowance for credit losses
Allowance for loan losses	$341	$101	$53	$495
Reserve for unfunded lending commitments	39	20	—	59
Total allowance for credit losses	$380	$121	$53	$554

	December 31, 2018
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of year	$371	$103	$44	$518
Provision for loan losses	(62)	3	20	(39)
Gross loan and lease charge-offs	46	5	18	69
Recoveries	68	9	8	85
Net loan and lease charge-offs (recoveries)	(22)	(4)	10	(16)
Balance at end of year	$331	$110	$54	$495
Reserve for unfunded lending commitments
Balance at beginning of year	$48	$10	$—	$58
Provision for unfunded lending commitments	(8)	7	—	(1)
Balance at end of year	$40	$17	$—	$57
Total allowance for credit losses
Allowance for loan losses	$331	$110	$54	$495
Reserve for unfunded lending commitments	40	17	—	57
Total allowance for credit losses	$371	$127	$54	$552

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The ALLL and outstanding loan balances according to the Bank’s impairment method are summarized as follows:

	December 31, 2019
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$8	$1	$2	$11
Collectively evaluated for impairment	333	100	51	484
Total	$341	$101	$53	$495
Outstanding loan balances
Individually evaluated for impairment	$168	$30	$58	$256
Collectively evaluated for impairment	25,220	11,525	11,708	48,453
Total	$25,388	$11,555	$11,766	$48,709

	December 31, 2018
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Individually evaluated for impairment	$6	$1	$2	$9
Collectively evaluated for impairment	325	109	52	486
Total	$331	$110	$54	$495
Outstanding loan balances
Individually evaluated for impairment	$164	$55	$72	$291
Collectively evaluated for impairment	23,998	11,070	11,355	46,423
Total	$24,162	$11,125	$11,427	$46,714
Nonaccrual and Past Due Loans
Loans are generally placed on nonaccrual status when payment in full of principal and interest is not expected, or the loan is 90 days or more past due as to principal or interest, unless the loan is both well secured and in the process of collection. Factors we consider in determining whether a loan is placed on nonaccrual include delinquency status, collateral-value, borrower or guarantor financial statement information, bankruptcy status, and other information that would indicate the full and timely collection of interest and principal is uncertain.
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
Closed-end loans with payments scheduled monthly are reported as past due when the borrower is in arrears for two or more monthly payments. Similarly, open-end credits, such as charge-card plans and other revolving credit plans, are reported as past due when the minimum payment has not been made for two or more billing cycles. Other multi-payment obligations (i.e., quarterly, semi-annual, etc.), single payment, and demand notes, are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Nonaccrual loans are summarized as follows:

	December 31,
(In millions)	2019	2018

Loans held for sale	$—	$6
Commercial:
Commercial and industrial	$110	$82
Leasing	—	2
Owner-occupied	65	67
Municipal	—	1
Total commercial	175	152
Commercial real estate:
Construction and land development	—	—
Term	16	38
Total commercial real estate	16	38
Consumer:
Home equity credit line	12	13
1-4 family residential	40	42
Construction and other consumer real estate	—	—
Bankcard and other revolving plans	—	1
Other	—	—
Total consumer loans	52	56
Total	$243	$246
Past-due loans (accruing and nonaccruing) are summarized as follows:

	December 31, 2019
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Loans held for sale	$129	$—	$—	$—	$129	$—	$—
Commercial:
Commercial and industrial	$14,665	$57	$38	$95	$14,760	$8	$54
Leasing	334	—	—	—	334	1	—
Owner-occupied	7,862	20	19	39	7,901	—	44
Municipal	2,393	—	—	—	2,393	—	—
Total commercial	25,254	77	57	134	25,388	9	98
Commercial real estate:
Construction and land development	2,206	5	—	5	2,211	—	1
Term	9,333	8	3	11	9,344	—	10
Total commercial real estate	11,539	13	3	16	11,555	—	11
Consumer:
Home equity credit line	2,908	6	3	9	2,917	—	7
1-4 family residential	7,532	12	24	36	7,568	—	13
Construction and other consumer real estate	624	—	—	—	624	—	—
Bankcard and other revolving plans	499	2	1	3	502	1	—
Other	154	1	—	1	155	—	—
Total consumer loans	11,717	21	28	49	11,766	1	20
Total	$48,510	$111	$88	$199	$48,709	$10	$129

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2018
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Loans held for sale	$89	$—	$4	$4	$93	$—	$2
Commercial:
Commercial and industrial	$14,445	$37	$31	$68	$14,513	$4	$46
Leasing	325	1	1	2	327	—	1
Owner-occupied	7,621	23	17	40	7,661	3	48
Municipal	1,661	—	—	—	1,661	—	1
Total commercial	24,052	61	49	110	24,162	7	96
Commercial real estate:
Construction and land development	2,185	1	—	1	2,186	—	—
Term	8,924	4	11	15	8,939	1	26
Total commercial real estate	11,109	5	11	16	11,125	1	26
Consumer:
Home equity credit line	2,927	4	6	10	2,937	—	4
1-4 family residential	7,143	15	18	33	7,176	—	19
Construction and other consumer real estate	642	1	—	1	643	—	—
Bankcard and other revolving plans	487	2	2	4	491	2	—
Other	179	1	—	1	180	—	—
Total consumer loans	11,378	23	26	49	11,427	2	23
Total	$46,539	$89	$86	$175	$46,714	$10	$145
1Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.
Credit Quality Indicators
In addition to the past-due and nonaccrual criteria, we also analyze loans using loan risk-grading systems, which vary based on the size and type of credit risk exposure. The internal risk grades assigned to loans follow our definitions of Pass, Special Mention, Substandard, and Doubtful, which are consistent with published definitions of regulatory risk classifications.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Outstanding loan balances (accruing and nonaccruing) categorized by these credit quality classifications are summarized as follows:

	December 31, 2019
(In millions)	Pass	Special mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$13,950	$394	$416	$—	$14,760
Leasing	312	20	2	—	334
Owner-occupied	7,587	68	246	—	7,901
Municipal	2,390	—	3	—	2,393
Total commercial	24,239	482	667	—	25,388	$341
Commercial real estate:
Construction and land development	2,193	15	3	—	2,211
Term	9,234	42	68	—	9,344
Total commercial real estate	11,427	57	71	—	11,555	101
Consumer:
Home equity credit line	2,902	—	15	—	2,917
1-4 family residential	7,523	—	45	—	7,568
Construction and other consumer real estate	623	—	1	—	624
Bankcard and other revolving plans	498	—	4	—	502
Other	155	—	—	—	155
Total consumer loans	11,701	—	65	—	11,766	53
Total	$47,367	$539	$803	$—	$48,709	$495

	December 31, 2018
(In millions)	Pass	Special mention	Sub- standard	Doubtful	Total loans	Total allowance

Commercial:
Commercial and industrial	$13,891	$322	$300	$—	$14,513
Leasing	313	10	4	—	327
Owner-occupied	7,369	72	220	—	7,661
Municipal	1,632	2	27	—	1,661
Total commercial	23,205	406	551	—	24,162	$331
Commercial real estate:
Construction and land development	2,174	11	1	—	2,186
Term	8,853	10	76	—	8,939
Total commercial real estate	11,027	21	77	—	11,125	110
Consumer:
Home equity credit line	2,920	—	17	—	2,937
1-4 family residential	7,129	—	47	—	7,176
Construction and other consumer real estate	641	—	2	—	643
Bankcard and other revolving plans	488	—	3	—	491
Other	179	—	1	—	180
Total consumer loans	11,357	—	70	—	11,427	54
Total	$45,589	$427	$698	$—	$46,714	$495

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
When a loan is impaired, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral. The process of estimating future cash flows also incorporates the same determining factors discussed previously under nonaccrual loans. When we base the impairment amount on the fair value of the loan’s underlying collateral, we generally charge-off the portion of the balance that is impaired, such that these loans do not have a specific reserve in the ALLL. Payments received on impaired loans that are accruing are recognized in interest income, according to the contractual loan agreement. Payments received on impaired loans that are on nonaccrual are not recognized in interest income, but are applied as a reduction to the principal outstanding. The amount of interest income recognized on a cash basis during the time the loans were impaired within the years ended December 31, 2019 and 2018 was not significant.
Information on impaired loans individually evaluated is summarized as follows, including the average recorded investment and interest income recognized for the years ended December 31, 2019 and 2018:

	December 31, 2019					Year Ended December 31, 2019
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
		with no allowance	with allowance
Commercial:
Commercial and industrial	$132	$48	$56	$104	$7	$103	$2
Owner-occupied	53	27	24	51	1	61	1
Municipal	—	—	—	—	—	—	—
Total commercial	185	75	80	155	8	164	3
Commercial real estate:
Construction and land development	—	—	—	—	—	—	—
Term	18	15	2	17	—	34	—
Total commercial real estate	18	15	2	17	—	34	—
Consumer:
Home equity credit line	14	10	3	13	—	15	1
1-4 family residential	52	26	18	44	2	56	1
Construction and other consumer real estate	—	—	—	—	—	2	—
Other	—	—	—	—	—	1	—
Total consumer loans	66	36	21	57	2	74	2
Total	$269	$126	$103	$229	$10	$272	$5

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2018					Year Ended December 31, 2018
(In millions)	Unpaid principal balance	Recorded investment		Total recorded investment	Related allowance	Average recorded investment	Interest income recognized
		with no allowance	with allowance
Commercial:
Commercial and industrial	$112	$52	$36	$88	$4	$83	$—
Owner-occupied	67	31	29	60	2	47	8
Municipal	1	1	—	1	—	1	—
Total commercial	180	84	65	149	6	131	8
Commercial real estate:
Construction and land development	1	—	—	—	—	1	—
Term	44	37	3	40	—	41	1
Total commercial real estate	45	37	3	40	—	42	1
Consumer:
Home equity credit line	15	12	2	14	—	13	—
1-4 family residential	69	32	25	57	2	51	—
Construction and other consumer real estate	1	1	—	1	—	1	—
Other	—	—	—	—	—	—	—
Total consumer loans	85	45	27	72	2	65	—
Total	$310	$166	$95	$261	$8	$238	$9

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
We consider many factors in determining whether to agree to a loan modification involving concessions, and we seek a solution that will both minimize potential loss to the Bank and attempt to help the borrower. We evaluate borrowers’ current and forecasted future cash flows, their ability and willingness to make current contractual or proposed modified payments, the value of the underlying collateral (if applicable), the possibility of obtaining additional security or guarantees, and the potential costs related to a repossession or foreclosure and the subsequent sale of the collateral.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Selected information on TDRs at year-end that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	December 31, 2019
	Recorded investment resulting from the following modification types:
	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$1	$2	$—	$—	$8	$5	$16
Owner-occupied	3	1	—	—	4	7	15
Total commercial	4	3	—	—	12	12	31
Commercial real estate:
Construction and land development	—	—	—	—	—	—	—
Term	2	—	—	1	—	3	6
Total commercial real estate	2	—	—	1	—	3	6
Consumer:
Home equity credit line	—	2	7	—	—	2	11
1-4 family residential	1	1	4	—	1	22	29
Construction and other consumer real estate	—	1	—	—	—	—	1
Total consumer loans	1	4	11	—	1	24	41
Total accruing	$7	$7	$11	$1	$13	$39	$78
Nonaccruing
Commercial:
Commercial and industrial	$—	$4	$—	$20	$4	$22	$50
Owner-occupied	5	—	—	—	1	4	10
Municipal	—	—	—	—	—	—	—
Total commercial	5	4	—	20	5	26	60
Commercial real estate:
Construction and land development	—	—	—	—	—	—	—
Term	1	—	—	—	3	3	7
Total commercial real estate	1	—	—	—	3	3	7
Consumer:
Home equity credit line	—	—	2	—	—	—	2
1-4 family residential	—	—	1	—	1	4	6
Construction and other consumer real estate	—	—	—	—	—	—	—
Total consumer loans	—	—	3	—	1	4	8
Total nonaccruing	6	4	3	20	9	33	75
Total	$13	$11	$14	$21	$22	$72	$153
1Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.
2Includes TDRs that resulted from a combination of any of the previous modification types.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2018
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$2	$4	$—	$—	$15	$7	$28
Owner-occupied	3	2	—	—	2	14	21
Total commercial	5	6	—	—	17	21	49
Commercial real estate:
Construction and land development	—	—	—	—	—	—	—
Term	2	2	—	1	—	6	11
Total commercial real estate	2	2	—	1	—	6	11
Consumer:
Home equity credit line	—	1	8	—	—	3	12
1-4 family residential	1	2	6	1	1	28	39
Construction and other consumer real estate	—	—	—	—	—	1	1
Total consumer loans	1	3	14	1	1	32	52
Total accruing	$8	$11	$14	$2	$18	$59	$112
Nonaccruing
Commercial:
Commercial and industrial	$1	$6	$—	$1	$10	$27	$45
Owner-occupied	6	—	—	1	2	5	14
Municipal	—	—	—	—	—	1	1
Total commercial	7	6	—	2	12	33	60
Commercial real estate:
Construction and land development	—	—	—	—	—	—	—
Term	3	—	—	2	14	1	20
Total commercial real estate	3	—	—	2	14	1	20
Consumer:
Home equity credit line	—	—	1	—	—	—	1
1-4 family residential	—	—	1	—	1	7	9
Construction and other consumer real estate	—	—	—	—	—	—	—
Total consumer loans	—	—	2	—	1	7	10
Total nonaccruing	10	6	2	4	27	41	90
Total	$18	$17	$16	$6	$45	$100	$202
1Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.
2Includes TDRs that resulted from a combination of any of the previous modification types.
Unfunded lending commitments on TDRs amounted to approximately $5 million at December 31, 2019, and $11 million at December 31, 2018.
The total recorded investment of all TDRs in which interest rates were modified below market was $73 million at December 31, 2019, and $88 million at December 31, 2018, respectively. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs is summarized in the following schedule:

(In millions)	2019	2018
Consumer:
1-4 family residential	$—	$(1)
Total consumer loans	—	(1)
Total decrease to interest income [1]	$—	$(1)
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
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at year-end) and are within 12 months or less of being modified as TDRs is as follows:

(In millions)	December 31, 2019			December 31, 2018
	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$—	$—	$—	$5	$5
Owner-occupied	—	1	1	—	1	1
Total commercial	—	1	1	—	6	6
Commercial real estate:
Term	—	—	—	—	2	2
Total commercial real estate	—	—	—	—	2	2
Total	$—	$1	$1	$—	$8	$8
Note: Total loans modified as TDRs during the 12 months previous to December 31, 2019 and 2018 were $40 million and $105 million, respectively.
At December 31, 2019 and 2018, the amount of foreclosed residential real estate property held by the Bank was less than $1 million and $2 million, respectively. The recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $8 million and $10 million for the same periods, respectively.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives
The Bank maintains an overall interest rate risk management strategy that actively incorporates the use of interest rate derivatives that include unleveraged interest rate swaps, purchased options, combinations of options, and may include futures and other forward interest rate contracts. The Bank’s objective for using derivatives is to manage risks, primarily interest rate risk. The Bank uses derivatives to manage volatility in interest income, interest expense, earnings, and capital by adjusting our interest rate sensitivity to minimize the impact of fluctuations in interest rates. Derivatives are used to stabilize forecasted interest receipts from variable-rate assets and to modify the coupon or the duration of fixed-rate financial assets or liabilities as we consider advisable.
We also provide certain borrowers access to over-the-counter interest rate derivatives by selling interest rate derivatives to our customers, which we generally offset with interest rate derivatives executed with other dealers or central clearing houses. The Bank also provides commercial clients with short-term foreign currency spot trades or forward contracts with a maturity of, generally, 90 days or less that are also largely offset by foreign currency trades with closely mirroring terms executed with other dealer counterparties or central clearing houses.
When we use derivatives as hedges, either for economic or accounting purposes, it is done only to manage identified risks. We apply hedge accounting to certain derivatives executed for risk management purposes as subsequently described in more detail. However, we do not apply hedge accounting to all the derivatives involved in our risk management activities. Derivatives not designated as accounting hedges are not speculative and are used to economically manage our exposure to interest rate movements, including offsetting customer-facing derivatives. These derivatives either do not require the use of hedge accounting for their economic impact to be accurately reflected in our financial statements or they do not meet the strict hedge accounting requirements.
Accounting
We record all derivatives on the Consolidated Balance Sheet at fair value in Other Assets or Other Liabilities regardless of the accounting designation of each derivative. The Bank enters into International Swaps and Derivatives Association, Inc. (ISDA) master netting agreements, or similar agreements, with substantially all derivative counterparties. See Note 4, “Offsetting Assets and Liabilities” for more information. Where legally enforceable, these master netting agreements give the Bank, in the event of default or the triggering of other specified contingent events by the counterparty, the right to use cash or liquidate securities held as collateral and to offset receivables and payables with the same counterparty. For purposes of the Consolidated Balance Sheet, the Bank does not offset derivative assets and liabilities and cash collateral held with the same counterparty where it has a legally enforceable master netting agreement and reports all derivatives on a gross fair value basis. Note 3 discusses the process to estimate fair value for derivatives. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting accounting designation. Derivatives used to hedge the exposure to changes in the fair value of assets, liabilities, or firm commitments attributable to interest rates or other eligible risks, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Changes in the fair value of derivatives that are not part of designated fair value or cash flow hedging relationships are recorded in current period earnings.
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
As of December 31, 2019, the Bank had an aggregate notional amount of $1.5 billion of interest rate swaps designated in qualifying fair value hedge relationships. The hedging instruments used are receive-fixed interest rate swaps converting the interest on our fixed-rate debt to floating. These hedges are designated as fair values hedges of

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
the change in fair value of the LIBOR benchmark swap rate component of the contractual coupon cash flows of our fixed-rate debt. The swaps are structured to match the critical terms of the hedged notes, resulting in the expectation that the swaps will be highly effective as hedging instruments. All interest rate swaps designated as fair value hedges were highly effective and met all other requirements to remain designated and part of qualifying hedge accounting relationships as of the balance sheet date. The Bank has no remaining debt basis adjustments from previously designated fair value hedges, as such, there is no scheduled amortization for previously terminated fair value hedges that will impact the Bank’s financial statements for the foreseeable future.
Cash flow hedges - For derivatives designated and qualifying as cash flow hedges, ineffectiveness is not measured or separately disclosed. Rather, as long as the hedging relationship continues to qualify for hedge accounting, the entire change in the fair value of the hedging instrument is deferred in OCI until the hedged transaction affects earnings, at which point amounts deferred in OCI are reclassified to earnings and reported in the same income statement line item used to present the earnings effect of the hedged item or forecasted transactions. We may use interest rate swaps, options, or a combination of options in our cash flow hedging strategy to eliminate or reduce the variable cash flows associated primarily with interest receipts on floating-rate commercial loans due to changes in any separately identifiable and reliably measurable contractual interest rate index.
As of December 31, 2019, the Bank had receive-fixed interest rate swaps with an aggregate notional amount of $3.6 billion designated as cash flow hedges of the variability of interest receipts on floating-rate commercial loans due to changes in the LIBOR swap rate. During 2019, the Bank purchased interest rate floors with an aggregate notional amount of $7 billion that were designated as cash flow hedges of floating rate commercial loans. Prior to year-end 2019, the purchased floors were terminated and replaced with receive-fixed interest rate swaps with a total notional amount of $2 billion. As of December 31, 2019, the Bank had gains deferred in OCI of $18.4 million from active receive-fixed interest rate swaps designated as cash flow hedges and $23.5 million from the terminated interest rate floors. Amounts deferred in OCI from cash flow hedges are expected to be fully reclassified to interest income by the second quarter of 2024.
Hedge effectiveness - We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows on the derivative hedging instrument with the changes in fair value or cash flows on the designated hedged item or transactions for the risk being hedged. If a hedging relationship ceases to qualify for hedge accounting, the relationship is discontinued and future changes in the fair value of the derivative instrument are recognized in current period earnings. For a discontinued or terminated fair value hedging relationship, all remaining basis adjustments to the carrying amount of the hedged item are amortized to interest income or expense over the remaining life of the hedged item consistent with the amortization of other discounts or premiums. Previous balances deferred in AOCI from discontinued or terminated cash flow hedges are reclassified to interest income or expense as the hedged transactions affect earnings or over the originally specified term of the hedging relationship.
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. Financial institutions which are well-capitalized and well-established are the counterparties for those derivatives entered into for asset-liability management and used to offset derivatives sold to our customers. The Bank reduces its counterparty exposure for derivative contracts by centrally clearing all eligible derivatives.
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
We offer interest rate swaps to our customers to assist them in managing their exposure to changing interest rates. Upon issuance, all of these customer swaps are immediately offset through closely matching derivative contracts,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
such that the Bank minimizes its interest rate risk exposure resulting from such transactions. Most of these customers do not have the capability for centralized clearing. Therefore, we manage the credit risk through loan underwriting that includes a credit risk exposure formula for the swap, the same collateral and guarantee protection applicable to the loan and credit approvals, limits, and monitoring procedures. Fee income from customer swaps is included in other service charges, commissions and fees. Nevertheless, the related credit risk is considered and measured when and where appropriate. See Notes 6 and 16 for further discussion of our underwriting, collateral requirements, and other procedures used to address credit risk.
Our noncustomer facing derivative contracts generally require us to pledge collateral for derivatives that are in a net liability position. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their contracts. At December 31, 2019, the fair value of our noncleared (bilateral) derivative liabilities was $167 million, for which we were required to pledge cash collateral of approximately $106 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at December 31, 2019, there would likely be $2 million additional collateral required to be pledged. As a result of the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.
Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at December 31, 2019 and 2018, and the related gain (loss) of derivative instruments for the years then ended is summarized as follows:

	December 31, 2019			December 31, 2018
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Purchased interest rate floors	$—	$—	$—	$—	$—	$—
Receive-fixed interest rate swaps	3,588	—	—	687	—	—
Fair value hedges:
Receive-fixed interest rate swaps	1,500	—	—	500	—	—
Total derivatives designated as hedging instruments	5,088	—	—	1,187	—	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives [1,2]	4,409	146	5	2,826	37	33
Offsetting interest rate derivatives [2]	4,422	5	157	2,826	33	40
Other interest rate derivatives	726	3	1	300	1	1
Foreign exchange derivatives	385	4	4	389	4	2
Total derivatives not designated as hedging instruments	9,942	158	167	6,341	75	76
Total derivatives	$15,030	$158	$167	$7,528	$75	$76
1 Customer-facing interest rate derivatives in an asset position include an $11 million and $3 million net credit valuation adjustment reducing the fair value amounts as of December 31, 2019 and December 31, 2018, respectively. There was no debit valuation adjustment for derivative liabilities. These adjustments are required to reflect both our nonperformance risk and that of the respective counterparty.
2 The fair value amounts for these derivatives do not include the settlement amounts for those trades that are cleared. Once the settlement amounts with the clearing houses are included the derivative fair values would be the following:

	December 31, 2019		December 31, 2018
(In millions)	Other assets	Other liabilities	Other assets	Other liabilities
Customer-facing interest rate derivatives	$141	$5	$7	$33
Offsetting interest rate derivatives	5	9	33	3

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amount of derivative gains (losses) from cash flow and fair value hedges that was deferred in OCI or recognized in earnings is as follows:

	Year Ended December 31, 2019
(In millions)	Effective portion of derivative gain/(loss) deferred in OCI	Excluded components deferred in OCI (amortization approach)	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness / AOCI reclass due to failed forecast
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets[1]:
Purchased interest rate floors	$—	$27	$3	$—	$—
Interest rate swaps	47	—	(7)	—	—
Fair value hedges of fixed-rate debt:
Receive-fixed interest rate swaps	—	—	—	3	—
Total derivatives designated as hedging instruments	$47	$27	$(4)	$3	$—

	Year Ended December 31, 2018
(In millions)	Effective portion of derivative gain/(loss) deferred in OCI	Excluded components deferred in OCI (amortization approach)	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness / AOCI reclass due to failed forecast
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets[1]:
Purchased interest rate floors	$—	$—	$—	$—	$—
Interest rate swaps	(5)	—	(2)	—	—
Fair value hedges of fixed-rate debt:
Receive-fixed interest rate swaps	—	—	—	1	—
Total derivatives designated as hedging instruments	$(5)	$—	$(2)	$1	$—

Note: These schedules are not intended to present at any given time the Bank’s long/short position with respect to its derivative contracts.
1 Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss). For the 12 months following December 31, 2019, we estimate that $13 million will be reclassified from AOCI into interest income.
The amount of derivative gains (losses) recognized from derivatives not designated in accounting hedges is as follows:

	Noninterest (Other) Income/(Expense)
(In millions)	2019	2018
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	$146	$7
Offsetting interest rate derivatives	(129)	11
Other interest rate derivatives	1	(1)
Foreign exchange derivatives	22	18
Total derivatives not designated as hedging instruments	$40	$35

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented.

	Gain/(loss) recorded in income
	Twelve Months Ended December 31, 2019			Twelve Months Ended December 31, 2018
(In millions)	Derivatives[2]	Hedged items	Total income statement impact	Derivatives[2]	Hedged items	Total income statement impact
Interest rate swaps[1]	$5	$(5)	$—	$5	$(5)	$—
1Consists of hedges of benchmark interest rate risk of fixed-rate long-term debt. Gains and losses were recorded in net interest expense.
2The income for the derivative does not reflect interest income/expense to be consistent with the presentation of the gains/(losses) on the hedged items.
The following schedule provides selected information regarding the long-term debt in the statement of financial position in which the hedged item is included.

	Carrying amount of the hedged assets/(liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities)
(In millions)	2019	2018	2019	2018
Long-term debt	$(1,510)	$(505)	$(10)	$(5)
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
•The Bank elected to not separate lease components from nonlease components for all classes of underlying assets for lessee or lessor transactions.
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
Lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The lease ROU asset also incorporates any amortization incurred,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
including initial direct costs, and excludes lease incentives received. Our lease terms may include options to extend or terminate the lease, and the lease term incorporates these when it is reasonably certain that we will exercise these options. The Bank enters into certain lease agreements with both lease and nonlease components, which are not separated out for lessees and lessors on a relative standalone basis.
We have operating and finance leases for branches, corporate offices, and data centers. Our equipment leases are not material. At December 31, 2019, we had 434 branches, of which 280 are owned and 154 are leased. We lease our headquarters in Salt Lake City, Utah, and other office or data centers are either owned or leased.
The Bank may enter into certain lease arrangements with a term of 12 months or less, and we have elected to exclude these from capitalization. The length of our commitments for leases ranges from 2020 to 2063, some of which include options to extend or terminate the leases.
As of December 31, 2019, assets recorded under operating leases were $218 million, while assets recorded under finance leases were $4 million. We utilized a secured incremental borrowing rate based on the remaining term of the lease as of the effective date for the discount rate to determine our lease ROU assets and liabilities. The following schedule presents lease-related assets and liabilities, their weighted average remaining life, and the weighted average discount rate.

(Dollar amounts in millions)	December 31, 2019

Operating assets and liabilities
Operating right-of-use assets, net of amortization	$218
Operating lease liabilities	246
Weighted average remaining lease term (years)
Operating leases	9.1
Finance leases	20.2
Weighted average discount rate
Operating leases	3.2%
Finance leases	3.1%
The components of lease expense for 2019 are as follows:

(In millions)

Operating lease costs	$48
Variable lease costs	53
Total lease cost	$101
Supplemental cash flow information for 2019 related to leases is as follows:

(In millions)

Cash paid for amounts in the measurement of lease liabilities:
Operating cash disbursements from operating leases	$50
ROU assets obtained in exchange for lease liabilities for 2019 is as follows:

(In millions)

New operating lease liabilities	$10
New finance lease liabilities	6
Total	$16
Maturities analysis for operating lease liabilities as of December 31, 2019 is as follows (contractual undiscounted lease payments):

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)

2020	$50
2021	44
2022	40
2023	33
2024	23
Thereafter	99
Total	$289
The Bank enters into certain lease agreements where it is the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which the Bank occupies portions of the building. Operating lease income was $12 million and $11 million for the years ending 2019 and 2018, respectively.
The Bank also has a lending division that makes equipment leases, considered to be sales-type leases or direct financing leases, totaling $334 million and $327 million at December 31, 2019 and 2018, respectively. The Bank uses leasing of equipment as a venue for customers to access equipment without purchasing upfront. The Bank recorded income of $14 million for both the years ending 2019 and 2018.
9. PREMISES, EQUIPMENT AND SOFTWARE, NET
Premises, equipment and software, net are summarized as follows:

(In millions)	December 31,
	2019	2018
Land	$235	$238
Buildings	747	736
Furniture and equipment	442	427
Leasehold improvements	164	145
Software	507	449
Total [1]	2,095	1,995
Less accumulated depreciation and amortization	953	871
Net book value	$1,142	$1,124
1Amounts include $105 million at December 31, 2019, and $147 million at December 31, 2018, of costs that have been capitalized but are not yet depreciating because the respective assets have not been placed in service.
10. GOODWILL AND OTHER INTANGIBLE ASSETS
Core deposit and other intangible assets and related accumulated amortization are as follows at December 31:

	Gross carrying amount		Accumulated amortization		Net carrying amount
(In millions)	2019	2018	2019	2018	2019	2018

Core deposit intangibles	$167	$167	$(167)	$(166)	$—	$1
Customer relationships and other intangibles	28	28	(28)	(28)	—	—
Total	$195	$195	$(195)	$(194)	$—	$1

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Changes in the carrying amount of goodwill for operating segments with goodwill are as follows:

(In millions)	Zions Bank	CB&T	Amegy	Consolidated Bank

Balance at December 31, 2017	$20	$379	$615	$1,014
Impairment losses	—	—	—	—
Balance at December 31, 2018	20	379	615	1,014
Impairment losses	—	—	—	—
Balance at December 31, 2019	$20	$379	$615	$1,014
A bank-wide annual impairment test is conducted as of October 1 of each year and updated on a more frequent basis when events or circumstances indicate that impairment could have taken place. Results of the testing for 2019 and 2018 concluded that no impairment was present in any of the operating segments.
11. DEPOSITS
At December 31, 2019, the scheduled maturities of all time deposits were as follows:

(In millions)
2020	$4,050
2021	480
2022	76
2023	60
2024	53
Thereafter	—
Total	$4,719
The contractual maturities of time deposits with a denomination of $100,000 and over were as follows:

(In millions)	December 31, 2019

Three months or less	$438
After three months through six months	300
After six months through twelve months	576
After twelve months	255
Total	$1,569
Nonbrokered time deposits in denominations that exceed the current Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 were $885 million and $683 million at December 31, 2019 and 2018, respectively. Nonbrokered time deposits at or under $250,000 were $1.6 billion and $1.5 billion at December 31, 2019 and 2018, respectively. Deposit overdrafts reclassified as loan balances were $10 million and $12 million at December 31, 2019 and 2018, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
12. SHORT-TERM BORROWINGS
Selected information for FHLB advances and other short-term borrowings is as follows:

(Dollar amounts in millions)	2019	2018	2017
Federal Home Loan Bank advances
Average amount outstanding	$3,149	$2,971	$2,657
Average rate	2.50%	2.01%	1.13%
Highest month-end balance	$4,950	$5,400	$3,750
Year-end balance	1,000	4,500	3,600
Average rate on outstandings at year-end	1.73%	2.61%	1.44%
Other short-term borrowings, year-end balances
Federal funds purchased	$472	$541	$927
Security repurchase agreements	515	527	354
Securities sold, not yet purchased	66	85	95
Total Federal Home Loan Bank advances and other short-term borrowings	$2,053	$5,653	$4,976
The Bank may borrow from the FHLB under their lines of credit that are secured under blanket pledge arrangements. The Bank maintained unencumbered collateral with carrying amounts adjusted for the types of collateral pledged, equal to at least 100% of the outstanding advances. At December 31, 2019, the amount available for FHLB advances was approximately $11.1 billion. The Bank may also borrow from the Federal Reserve based on the amount of collateral pledged to a Federal Reserve Bank. At December 31, 2019, the amount available for Federal Reserve borrowings was approximately $4.2 billion.
Federal funds purchased and security repurchase agreements generally mature in less than 30 days. Our participation in security repurchase agreements is on an overnight or term basis (e.g., 30 or 60 days). The Bank executes overnight repurchase agreements with sweep accounts in conjunction with a master repurchase agreement. When this occurs, securities under the Bank’s control are pledged and interest is paid on the collected balance of the customers’ accounts. For the nonsweep overnight and term repurchase agreements, securities are transferred to the applicable counterparty. The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral. Of the total security repurchase agreements at December 31, 2019, $469 million were overnight and $46 million were term.
13. LONG-TERM DEBT
Long-term debt is summarized as follows:

	December 31,
(In millions)	2019	2018

Subordinated notes	$572	$87
Senior notes	1,147	637
Finance lease obligations	4	—
Total	$1,723	$724
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount, unamortized debt issuance costs, and basis adjustments for interest rate swaps designated as fair value hedges.
During 2019, the Bank issued $500 million of subordinated notes with a coupon rate of 3.25% and $500 million of senior notes with a coupon rate of 3.35% (see the subsequent Subordinated Notes and Senior Notes schedules). The Bank subsequently entered into receive-fixed interest rate swaps on the notes. For more information on derivatives designated as qualifying hedges, see Note 7 - Derivative Instruments and Hedging Activities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Subordinated Notes
Subordinated notes issued by the Bank consist of the following at December 31, 2019:

(Dollar amounts in millions)	Subordinated notes
Coupon rate	Balance	Par amount	Maturity

6.95%	$87	$88	September 2028
3.25%	485	500	October 2029
Total	$572	$588
The 6.95% subordinated notes are unsecured and interest is payable quarterly. The earliest possible redemption date on the 6.95% subordinated notes is September 15, 2023, after which the interest rate changes to an annual floating rate equal to 3mL+3.89%. The 3.25% subordinated notes are unsecured, interest is payable semi-annually, and the earliest possible redemption date is July 29, 2029.
Senior Notes
Senior notes issued by the Bank consist of the following at December 31, 2019:

(Dollar amounts in millions)	Senior notes
Coupon rate	Balance	Par amount	Maturity

4.50%	$131	$136	June 2023
3.50%	509	500	August 2021
3.35%	507	500	March 2022
Total	$1,147	$1,136
These notes are unsecured and interest is payable semi-annually. The notes were issued under a shelf registration filed with the Securities and Exchange Commission (“SEC”). The notes are not redeemable prior to maturity.
Maturities of Long-term Debt
Maturities of long-term debt are as follows for the years succeeding December 31, 2019:

(In millions)

2020	$—
2021	499
2022	498
2023	131
2024	—
Thereafter	585
Total	$1,713
These maturities do not include the basis adjustments for interest rate swaps designated as fair value hedges.
14. SHAREHOLDERS’ EQUITY
Preferred Stock
We have 4.4 million authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share, or $25 per depositary share. Except for Series I and J, all preferred shares were issued in the form of depositary shares, with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. All preferred shares are registered with the SEC. In addition, Series A, G, and H preferred stock are listed and traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Redemption of the preferred stock is at the Bank’s option after the expiration of any applicable redemption restrictions and the redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. Redemptions are subject to certain regulatory provisions and maintaining well-capitalized minimum requirements.
Preferred stock is summarized as follows:

			Shares at December 31, 2019
(Dollar amounts in millions)	Carrying value at December 31,		Authorized	Outstanding		Dividends payable	Earliest redemption date	Rate following earliest redemption date	Dividends payable after rate change
	2019	2018	(thousands)	(thousands)	Rate
								(when applicable)
Series A	$67	$67	140,000	66,139	> of 4.0% or 3mL+0.52%	Qtrly Mar,Jun,Sep,Dec	Dec 15, 2011
Series G	138	138	200,000	138,391	6.3%	Qtrly Mar,Jun,Sep,Dec	Mar 15, 2023	annual float-ing rate = 3mL+4.24%
Series H	126	126	126,221	126,221	5.75%	Qtrly Mar,Jun,Sep,Dec	Jun 15, 2019
Series I	99	99	300,893	98,555	5.8%	Semi-annually Jun,Dec	Jun 15, 2023	annual float-ing rate = 3mL+3.8%	Qtrly Mar,Jun,Sep,Dec
Series J	136	136	195,152	136,368	7.2%	Semi-annually Mar,Sep	Sep 15, 2023	annual float-ing rate = 3mL+4.44%	Qtrly Mar,Jun,Sep,Dec
Total	$566	$566
Common Stock
The Bank’s common stock is traded on the NASDAQ Global Select Market. As of December 31, 2019, there were 165.1 million shares of $0.001 par common stock outstanding. The balance of common stock and additional paid-in-capital was $2.7 billion at December 31, 2019, and decreased $1.1 billion, or 28%, from December 31, 2018, from Bank common stock repurchases.
The Bank continued its common stock repurchase program during 2019 and repurchased 23.5 million shares of common shares outstanding with a fair value of $1.1 billion at an average price of $46.80 per share. In February 2020, the Bank announced that the Board approved a plan to repurchase up to $75 million of common stock during the first quarter of 2020.
During 2018 the Bank repurchased 12.9 million shares of common shares outstanding with a fair value of $670 million at an average price of $51.77 per share.
Common Stock Warrants
As of December 31, 2019, 29.3 million common stock warrants (NASDAQ: ZIONW) with an exercise price of $33.91 were outstanding, and each common stock warrant was convertible into 1.08 common shares. The exercise of the common stock warrants is cashless as the warrants are settled on a net share basis.
These warrants expire on May 22, 2020. During 2018, 1.8 million shares of common stock were issued from the cashless exercise of 5.8 million common stock warrants (NASDAQ: ZIONZ), which expired on November 14, 2018.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Accumulated Other Comprehensive Income
Accumulated other comprehensive income (loss) was $43 million at December 31, 2019, compared with $(250) million at December 31, 2018. Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
2019
Balance at December 31, 2018	$(228)	$(1)	$(21)	$(250)
Other comprehensive income before reclassifications, net of tax	257	24	6	287
Amounts reclassified from AOCI, net of tax	—	5	1	6
Other comprehensive income	257	29	7	293
Balance at December 31, 2019	$29	$28	$(14)	$43
Income tax expense included in other comprehensive income	$84	$10	$2	$96
2018
Balance at December 31, 2017	$(114)	$(3)	$(22)	$(139)
Other comprehensive loss before reclassifications, net of tax	(114)	(1)	(1)	(116)
Amounts reclassified from AOCI, net of tax	—	3	2	5
Other comprehensive income (loss)	(114)	2	1	(111)
Balance at December 31, 2018	$(228)	$(1)	$(21)	$(250)
Income tax expense (benefit) included in other comprehensive income (loss)	$(37)	$1	$—	$(36)

				Statement of Income (SI) Balance Sheet (BS)
(In millions)	Amounts reclassified from AOCI [1]
Details about AOCI components	2019	2018	2017		Affected line item

Net unrealized gains (losses) on derivative instruments	$(6)	$(4)	$4	SI	Interest and fees on loans
Income tax expense (benefit)	(1)	(1)	2
	$(5)	$(3)	$2
Amortization of net actuarial loss	$(2)	$(3)	$(7)	SI	Salaries and employee benefits
Income tax benefit	(1)	(1)	(3)
	$(1)	$(2)	$(4)

1Negative reclassification amounts indicate decreases to earnings in the statement of income and increases to balance sheet assets. The opposite applies to positive reclassification amounts.
Deferred Compensation
Deferred compensation consists of invested assets, including the Bank’s common stock, which are held in rabbi trusts for certain employees and directors. The cost of the common stock included in retained earnings was approximately $13 million at both December 31, 2019 and 2018. We consolidate the fair value trust invested assets along with the total obligations and include them in other assets and other liabilities in the balance sheet. At December 31, 2019 and 2018, total invested assets were approximately $113 million and $93 million and total obligations were approximately $126 million and $107 million, respectively.
15. REGULATORY MATTERS
We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Required capital levels are also subject to judgmental review by regulators.
In 2013, the FRB, FDIC, and the Office of the Comptroller of the Currency (“OCC”) published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations that implemented the Basel Committee’s December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III capital rules became effective for the Bank on January 1, 2015 and were subject to phase-in periods for certain of their components. In November 2017, the FRB, FDIC and OCC published a final rule for nonadvanced approaches banks that extends the regulatory capital treatment applicable during 2017 under the regulatory capital rules for certain items. We met all capital adequacy requirements under the Basel III Capital Rules as of December 31, 2019.
Under prior Basel I capital standards, the effects of AOCI items included in capital were excluded for purposes of determining regulatory capital and capital ratios. As a “nonadvanced approaches banking organization,” we made a one-time permanent election as of January 1, 2015 to continue to exclude these items, as allowed under the Basel III Capital Rules.
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). “Well-capitalized” levels are also published as a guideline to evaluate capital positions. As of December 31, 2019, all capital ratios of the Bank exceeded the “well-capitalized” levels under the regulatory framework for prompt corrective action.
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
The actual capital amounts and ratios at December 31, 2019 and 2018 for the Bank under Basel III are as follows:

(Dollar amounts in millions)	December 31, 2019		To be well-capitalized
	Amount	Ratio	Amount	Ratio
Basel III Regulatory Capital Amounts and Ratios
Total capital (to risk-weighted assets)	$7,411	13.2%	$5,604	10.0%
Tier 1 capital (to risk-weighted assets)	6,285	11.2	4,483	8.0
Common equity tier 1 capital (to risk-weighted assets)	5,719	10.2	3,643	6.5
Tier 1 capital (to average assets)	6,285	9.2	3,426	5.0

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2018		To be well-capitalized
(Dollar amounts in millions)	Amount	Ratio	Amount	Ratio
Basel III Regulatory Capital Amounts and Ratios
Total capital (to risk-weighted assets)	$7,450	13.9%	$5,359	10.0%
Tier 1 capital (to risk-weighted assets)	6,811	12.7	4,287	8.0
Common equity tier 1 capital (to risk-weighted assets)	6,245	11.7	3,483	6.5
Tier 1 capital (to average assets)	6,811	10.3	3,317	5.0
The Bank is also subject to “capital conservation buffer” regulatory requirements. At December 31, 2019, the Basel III capital rules also require the Bank to maintain a 2.5% “capital conservation buffer” designed to absorb losses during periods of economic stress, composed entirely of Common Equity Tier 1 (“CET1”), on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and progressively increased over time. The Bank’s triggers and limits under actual conditions and baseline projections are more restrictive than the capital conservation buffer requirements.
The schedule below presents the Bank’s actual capital ratios in comparison to minimum capital ratios and capital ratios in excess of minimum capital requirements plus minimum capital conservation buffer requirements.

	December 31, 2019
	Actual Capital Ratio	Minimum Capital Ratio	Capital Conservation Buffer Ratio	Capital Ratio in Excess of Minimum Capital Ratio plus Capital Conservation Buffer Requirement
Total capital (to risk-weighted assets)	13.2%	8.0%	2.5%	2.7%
Tier 1 capital (to risk-weighted assets)	11.2	6.0	2.5	2.7
Common equity tier 1 capital (to risk-weighted assets)	10.2	4.5	2.5	3.2
16. COMMITMENTS, GUARANTEES, CONTINGENT LIABILITIES, AND RELATED PARTIES
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
Contractual amounts of the off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

	December 31,
(In millions)	2019	2018

Net unfunded commitments to extend credit [1]	$23,099	$21,454
Standby letters of credit:
Financial	631	655
Performance	192	199
Commercial letters of credit	5	18
Total unfunded lending commitments	$23,927	$22,326
1Net of participations

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
While establishing commitments to extend credit creates credit risk, a significant portion of such commitments is expected to expire without being drawn upon. As of December 31, 2019, $6.3 billion of commitments expire in 2020. We use the same credit policies and procedures in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments. These policies and procedures include credit approvals, limits, and monitoring.
We issue standby and commercial letters of credit as conditional commitments generally to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include remaining commitments of $642 million expiring in 2020 and $181 million expiring thereafter through 2026. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We generally hold marketable securities and cash equivalents as collateral when necessary. At December 31, 2019, the Bank recorded $4 million as a liability for these guarantees, which consisted of $1 million attributable to the RULC and $3 million of deferred commitment fees.
Certain mortgage loans sold have limited recourse provisions for periods ranging from three months to one year. The amount of losses resulting from the exercise of these provisions has not been significant.
The contractual or notional amount of financial instruments indicates a level of activity associated with a particular financial instrument class and is not a reflection of the actual level of risk. As of December 31, 2019 and 2018, the regulatory risk-weighted values assigned to all off-balance sheet financial instruments and derivative instruments described herein were $8.3 billion and $7.6 billion, respectively.
At December 31, 2019, we were required to maintain cash balances of $389 million with the Federal Reserve Bank to meet minimum balance requirements in accordance with FRB regulations.
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
As of December 31, 2019, we were subject to the following material litigation or governmental inquiries:
•a civil suit, JTS Communities, Inc. et. al v. CB&T, Jun Enkoji and Dawn Satow, brought against us in the Superior Court for Sacramento County, California in June 2017. In this case four investors in our former customer, International Manufacturing Group (“IMG”) seek to hold us liable for losses arising from their investments in that company, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. This case is in the discovery phase with dispositive motion practice underway and to be scheduled for hearing in the first quarter of 2020. Trial is scheduled for May 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•a civil class action lawsuit, Evans v. CB&T, brought against us in the United States District Court for the Eastern District of California in May 2017. This case was filed on behalf of a class of up to 50 investors in IMG and seeks to hold us liable for losses of class members arising from their investments in IMG, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. In December 2017, the District Court dismissed all claims against the Bank. In January 2018, the plaintiff filed an appeal with the Court of Appeals for the Ninth Circuit. The appeal was heard in early April 2019 with the Court of Appeals reversing the trial court’s dismissal. This case is in the pleadings phase and as a result, trial will not occur for a substantial period of time.
•two civil cases, Lifescan Inc. and Johnson & Johnson Health Care Services v. Jeffrey Smith, et. al., brought against us in the United States District Court for the District of New Jersey in December 2017, and Roche Diagnostics and Roche Diabetes Care Inc. v. Jeffrey C. Smith, et. al., brought against us in the United States District Court for the District of New Jersey in March 2019. In these cases, certain manufacturers and distributors of medical products seek to hold us liable for allegedly fraudulent practices of a borrower of the Bank who filed for bankruptcy protection in 2017. The cases are in early phases, with initial motion practice and discovery underway in the Lifescan case. Trial has not been scheduled in either case.
•a civil class action lawsuit, Gregory, et. al. v. Zions Bancorporation, brought against us in the United States District Court in Utah in January 2019. This case was filed on behalf of investors in Rust Rare Coin, Inc., alleging that we aided and abetted a Ponzi scheme fraud perpetrated by Rust Rare Coin, a Zions Bank customer. The case follows civil actions and the establishment of a receivership for Rust Rare Coin by The Commodities Futures Trading Commission and the Utah Division of Securities in November 2018, as well as a separate suit brought by the SEC against Rust Rare Coin and its principal, Gaylen Rust. The matter is in the early motion practice state and initial phase discovery has commenced. During the second quarter of 2019, we filed a motion to dismiss. Trial has not been scheduled.
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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of December 31, 2019, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to approximately $35 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Related Party Transactions
We have no material related party transactions requiring disclosure. In the ordinary course of business, the Bank extends credit to related parties, including executive officers, directors, principal shareholders, and their associates and related interests. These related party loans are made in compliance with applicable banking regulations.
17. REVENUE RECOGNITION
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
•The Bank recognizes the incremental cost of obtaining a contract as an expense, when incurred, if the amortization period of the asset that the Bank would have recognized is one year or less.
•For performance obligations satisfied over time, if the Bank has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the Bank’s performance completed to date, the Bank will generally recognize revenue in the amount to which the Bank has a right to invoice.
•The Bank does not generally disclose information about its remaining performance obligations for those performance obligations that have an original expected duration of one year or less, or where the Bank recognizes revenue in the amount to which the Bank has a right to invoice.
Revenue Recognition
We derive our revenue primarily from interest income on loans and securities, which was more than three-quarters of our revenue for 2019, and is out of scope of ASC 606. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The following is a description of revenue from contracts with customers:
Commercial account fees
Commercial account fee income is comprised of account analysis fees, merchant fees, and payroll services income. Revenue is recognized as the services are rendered or upon completion of services.
Card fees
The Bank’s card fee income includes interchange income from credit and debit cards, net fees earned from processing card transactions for merchants, and automated teller machine (“ATM”) services. Card income is recognized as earned. Reward program costs are recorded when the rewards are earned by the customer and presented as a reduction to interchange income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Retail and business banking fees
Retail and business banking fees typically consist of fees charged for providing customers with deposit services. These fees are primarily comprised of insufficient funds fees, noncustomer ATM charges, and other various fees on deposit accounts. Service charges on deposit accounts include fees earned in lieu of compensating balances, and fees earned for performing cash management services and other deposit account services. Service charges on deposit accounts in this revenue category are recognized over the period in which the related service is provided. Treasury Management fees are billed monthly based on services rendered for the month.
Loan-related fees and income
Loan-related fees and income consists of servicing and sales income on loan accounts as well as other miscellaneous loan-related fees. Service charges on loan accounts are recognized over the period in which the related service is provided, when the service is rendered, or upon completion of the service.
Capital markets and foreign exchange fees
Capital markets and foreign exchange fees primarily consist of mutual fund distribution fees, municipal advisory services, customer swap fees, loan syndication fees, and foreign exchange services provided to customers. Revenue is recognized as the services are rendered or upon completion of services.
Wealth management and trust fees
Wealth management and trust fees is primarily comprised of personal trust income and wealth management commissions, but also is made up of other products such as corporate trust income, portfolio services, and advisory services. Revenue is recognized as the services are rendered or upon completion of services. Financial planning and estate services typically have performance obligations that are greater than 12 months, although the amount of future performance obligations are not significant.
Other customer-related fees
Other customer-related fees consist of miscellaneous income streams, including claims and inventory management services for certain customers. Revenue is recognized as the services are rendered or upon completion of services.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
In accordance with ASC 606, noninterest income and net revenue by operating segments for 2019 and 2018 are summarized as follows:

	Zions Bank		Amegy		CB&T
(In millions)	2019	2018	2019	2018	2019	2018

Commercial account fees	$42	$42	$34	$34	$23	$22
Card fees	51	50	28	29	16	15
Retail and business banking fees	23	24	17	16	13	14
Capital markets and foreign exchange fees	6	6	16	14	5	4
Wealth management and trust fees	17	16	11	10	4	4
Other customer-related fees	3	3	2	1	2	2
Total noninterest income from contracts with customers (ASC 606)	142	141	108	104	63	61
Other noninterest income (Non-ASC 606 customer related)	7	8	30	22	23	19
Total customer-related fees	149	149	138	126	86	80
Other noninterest income (noncustomer related)	1	1	—	—	2	2
Total noninterest income	150	150	138	126	88	82
Other real estate owned income	3	1	—	—	—	—
Net interest income	703	673	497	491	522	513
Total income less interest expense	$856	$824	$635	$617	$610	$595

	NBAZ		NSB		Vectra
(In millions)	2019	2018	2019	2018	2019	2018

Commercial account fees	$7	$7	$8	$9	$6	$6
Card fees	11	10	12	11	6	6
Retail and business banking fees	8	9	11	10	4	4
Capital markets and foreign exchange fees	1	1	1	1	1	1
Wealth management and trust fees	1	2	3	3	2	2
Other customer-related fees	1	1	1	1	—	—
Total noninterest income from contracts with customers (ASC 606)	29	30	36	35	19	19
Other noninterest income (Non-ASC 606 customer related)	12	9	7	6	7	5
Total customer-related fees	41	39	43	41	26	24
Other noninterest income (noncustomer related)	1	—	—	—	—	—
Total noninterest income	42	39	43	41	26	24
Other real estate owned income	—	—	1	—	—	—
Net interest income	227	218	153	144	137	131
Total income less interest expense	$269	$257	$197	$185	$163	$155

	TCBW		Other		Consolidated Bank
(In millions)	2019	2018	2019	2018	2019	2018

Commercial account fees	$2	$2	$(1)	$—	$121	$122
Card fees	1	2	2	2	127	125
Retail and business banking fees	—	—	2	1	78	78
Capital markets and foreign exchange fees	—	—	4	3	34	30
Wealth management and trust fees	1	—	18	14	57	51
Other customer-related fees	—	—	9	16	18	24
Total noninterest income from contracts with customers (ASC 606)	4	4	34	36	435	430
Other noninterest income (Non-ASC 606 customer related)	1	1	3	8	90	78
Total customer-related fees	5	5	37	44	525	508
Other noninterest income (noncustomer related)	—	—	33	41	37	44
Total noninterest income	5	5	70	85	562	552
Other real estate owned income	—	—	—	—	4	1
Net interest income	54	53	(21)	7	2,272	2,230
Total income less interest expense	$59	$58	$49	$92	$2,838	$2,783

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Prior to the adoption of ASC 606, noninterest income and net revenue by operating segments for 2017 are summarized as follows:

	Zions Bank	Amegy	CB&T
(In millions)	2017	2017	2017

Commercial account fees	$46	$33	$22
Card fees	27	19	10
Retail and business banking fees	25	16	14
Loan-related fees and income	21	23	12
Capital markets and foreign exchange fees	8	16	10
Wealth management and trust fees	15	9	3
Other customer-related fees	4	—	3
Total customer-related fees	146	116	74
Other noninterest income	2	—	1
Total noninterest income	148	116	75
Other real estate owned income (loss)	—	—	(1)
Net interest income	605	453	455
Total income less interest expense	$753	$569	$529

	NBAZ	NSB	Vectra
(In millions)	2017	2017	2017

Commercial account fees	$8	$9	$6
Card fees	11	13	6
Retail and business banking fees	9	10	4
Loan-related fees and income	4	3	4
Capital markets and foreign exchange fees	3	1	2
Wealth management and trust fees	2	3	1
Other customer-related fees	2	—	1
Total customer-related fees	39	39	24
Other noninterest income	—	—	1
Total noninterest income	39	39	25
Other real estate owned income (loss)	—	—	—
Net interest income	191	123	121
Total income less interest expense	$230	$162	$146

	TCBW	Other	Consolidated Bank
(In millions)	2017	2017	2017

Commercial account fees	$2	$—	$126
Card fees	2	8	96
Retail and business banking fees	—	—	78
Loan-related fees and income	—	5	72
Capital markets and foreign exchange fees	1	8	49
Wealth management and trust fees	—	14	47
Other customer-related fees	—	12	22
Total customer-related fees	5	47	490
Other noninterest income	—	50	54
Total noninterest income	5	97	544
Other real estate owned income (loss)	—	—	(1)
Net interest income	44	73	2,065
Total income less interest expense	$49	$170	$2,608

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in Other Assets. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically not significant.
18. RETIREMENT PLANS
Defined Benefit Plans
Pension – This qualified noncontributory defined benefit plan is frozen to new participation. No service-related benefits have been accrued since July 1, 2013. All participants in the Plan are currently 100% vested in their benefits. For 2019 plan assets consist principally of fixed-income investments and cash instruments. For 2018 plan assets consist principally of corporate equity securities, mutual fund investments, real estate, and fixed-income investments. Plan benefits are paid as a lump-sum cash value or an annuity at retirement age. Contributions to the plan are based on actuarial recommendation and pension regulations. There was no minimum regulatory contribution required in 2019 and 2018. Currently, it is expected that no minimum regulatory contributions will be required in 2020.
In October 2018, we announced the termination of the pension plan subject to obtaining necessary regulatory approval. Completion of this termination is expected in mid-2020.
Supplemental Retirement – These unfunded, nonqualified plans are for certain current and former employees. Each year, Bank contributions to these plans are made in amounts sufficient to meet benefit payments to plan participants.
Postretirement Medical/Life – This unfunded health care and life insurance plan provides postretirement medical benefits to certain full-time employees who meet minimum age and service requirements. The plan also provides specified life insurance benefits to certain employees. The plan is contributory with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. Plan coverage is provided by self-funding or health maintenance organization options. Our contribution toward the retiree medical premium has been permanently frozen at an amount that does not increase in any future year. Retirees pay the difference between the full premium rates and our capped contribution.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following presents the change in benefit obligation, change in fair value of plan assets, and funded status, of the plans and amounts recognized in the balance sheet as of the measurement date of December 31:

	Pension		Supplemental Retirement		Postretirement
(In millions)	2019	2018	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation at beginning of year	$138	$154	$9	$10	$1	$1
Interest cost	5	6	—	—	—	—
Actuarial loss (gain)	8	(10)	—	—	—	—
Benefits paid	(11)	(12)	(1)	(1)	—	—
Benefit obligation at end of year	140	138	8	9	1	1
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	157	168	—	—	—	—
Actual return on plan assets	25	1	—	—	—	—
Employer contributions	—	—	1	1	—	—
Benefits paid	(11)	(12)	(1)	(1)	—	—
Fair value of plan assets at end of year	171	157	—	—	—	—
Funded status	$31	$19	$(8)	$(9)	$(1)	$(1)
Amounts recognized in balance sheet:
Asset (liability) for pension/postretirement benefits	$31	$19	$(8)	$(9)	$(1)	$(1)
Accumulated other comprehensive income (loss)	(17)	(27)	(2)	(2)	—	—
The pension asset and the liability for supplement retirement/postretirement benefits are included in other assets and other liabilities, respectively, in the balance sheet. The accumulated benefit obligation is the same as the benefit obligation shown in the preceding schedule.
The amounts in AOCI (loss) at December 31, 2019 expected to be recognized as an expense component of net periodic benefit cost in 2020 for the plans are estimated as follows:

(In millions)	Pension	Supplemental Retirement	Postretirement

Net loss	$(17)	$—	$—
The following presents the components of net periodic benefit cost (credit) for the plans:

	Pension			Supplemental Retirement			Postretirement
(In millions)	2019	2018	2017	2019	2018	2017	2019	2018	2017

Interest cost	$5	$6	$6	$—	$—	$1	$—	$—	$—
Expected return on plan assets	(9)	(11)	(11)	—	—	—	—	—	—
Amortization of net actuarial loss	—	1	4	—	—	—	—	—	—
Settlement loss	1	1	3	—	—	—	—	—	—
Net periodic benefit cost	$(3)	$(3)	$2	$—	$—	$1	$—	$—	$—
Weighted average assumptions based on the pension plan are the same where applicable for each of the plans and are as follows:

	2019	2018	2017
Used to determine benefit obligation at year-end:
Discount rate	3.20%	4.20%	3.50%
Used to determine net periodic benefit cost for the years ended December 31:
Discount rate	4.20	3.50	4.10
Expected long-term return on plan assets	5.25	5.75	7.25
The discount rate reflects the yields available on long-term, high-quality fixed-income debt instruments with cash flows similar to the obligations of the pension plan, and is reset annually on the measurement date. The expected long-term rate of return on plan assets is based on a review of the target asset allocation of the plan. This rate is

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
intended to approximate the long-term rate of return that we anticipate receiving on the plan’s investments, considering the mix of the assets that the plan holds as investments, the expected return on these underlying investments, the diversification of these investments, and the rebalancing strategies employed. An expected long-term rate of return is assumed for each asset class and an underlying inflation rate assumption is determined.
Benefit payments to the plans’ participants are estimated in the following schedule for the years succeeding December 31, 2019. If the necessary regulatory approvals are obtained, and the pension plan is terminated, there would not be payments made by the Bank to plan participants after termination of the plan.

(In millions)	Pension	Supplemental Retirement	Postretirement

2020	$10	$2	$—
2021	9	1	—
2022	9	1	—
2023	9	1	—
2024	9	1	—
Years 2025 – 2029	39	2	—
We are also obligated under other supplemental retirement plans for certain current and former employees. Our liability for these plans were $5 million during both December 31, 2019 and 2018.
For the pension plan, the investment strategy is predicated on its investment objectives and the risk and return expectations of asset classes appropriate for the plan. Investment objectives have been established by considering the plan’s liquidity needs and time horizon and the fiduciary standards under the Employee Retirement Income Security Act of 1974. The asset allocation strategy is developed to meet the plan’s upcoming settlement needs, in connection with the plan's termination, in a manner designed to control volatility and to reflect risk tolerance. As of December 31, 2019, the plan is entirely invested in fixed income and cash instruments, in a strategy designed to reasonably track the duration of the investments with that of the liability.
The following presents the fair values of pension plan investments according to the fair value hierarchy described in Note 3, and the weighted average allocations:

(In millions)	December 31, 2019				December 31, 2018
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Bank common stock	$—	$—	$—	$—	$10	$—	$—	$10
Mutual funds:
Debt	—	—	—	—	—	—	—	—
Guaranteed deposit account	—	—	$5	5	—	—	$12	12
In addition to the investments listed in the previous schedule, as of December 31, 2019, pension plan investments valued using NAV as the practical expedient for fair value consist of $166 million in debt investments in pooled separate accounts. As of December 31, 2018, pension plan investments valued using NAV as the practical expedient for fair value consist of $15 million in equity investments, and $116 million in debt investments, which are in pooled separate accounts, as well as $4 million in limited partnerships.
No transfers of assets occurred among Levels 1, 2 or 3 during 2019 or 2018.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Additional fair value quantitative information for the guaranteed deposit account is as follows:

Principal valuation techniques	Significant unobservable inputs	Range (weighted average) of significant input values

For the underlying investments – reported fair values when available for market traded investments; when not applicable, discounted cash flows under an income approach using U.S. Treasury rates and spreads based on cash flow timing and quality of assets.	Earnings at guaranteed crediting rate	Gross guaranteed crediting rate must be greater than or equal to contractual minimum crediting rate
	Composite market value factor	At December 31,
		2019	1.017905 - 1.053874 (actual = 1.049618)
		2018	0.962521 - 1.005471 (actual = 0.994488)
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
The following presents additional information as of December 31, 2019 and 2018 for the pooled separate accounts and limited partnerships whose fair values under Levels 2 and 3 are based on NAV per share:

Investment	Unfunded commitments (in millions, approximately)	Redemption
		Frequency	Notice period

Pooled separate accounts	na	Daily	< $1 million, 1 day >= $1 million, 3 days

Limited partnerships	$—	Investments in these limited partnerships are illiquid and voluntary withdrawal is prohibited.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs:

	Guaranteed deposit account
	Year Ended December 31,
(In millions)	2019	2018

Balance at beginning of year	$12	$9
Purchases	4	15
Sales	(11)	(12)
Balance at end of year	$5	$12
Shares of Bank common stock were zero at December 31, 2019, and 233,849 at December 31, 2018. Dividends received by the plan were not significant in 2019 and 2018.
Defined Contribution Plan
The Bank offers a 401(k) and employee stock ownership plan under which employees select from several investment alternatives. Employees can contribute up to 80% of their earnings subject to the annual maximum allowed contribution. The Bank matches 100% of the first 3% of employee contributions and 50% of the next 3% of employee contributions. Matching contributions to participants, which were shares of the Bank’s common stock purchased in the open market, amounted to $33 million, $29 million, and $26 million in 2019, 2018 and 2017 respectively.
The 401(k) plan also has a noncontributory profit sharing feature which is discretionary and may range from 0% to 3.5% of eligible compensation based upon the Bank’s return on average common equity for the year. The profit-sharing expense was computed at a contribution rate of 2.25%, 2.50%, and 1.75% in 2019, 2018, and 2017, respectively. The profit-sharing expense was $16 million, $17 million, and $11 million in 2019, 2018, and 2017, respectively. The profit-sharing contribution to participants consisted of shares of the Bank’s common stock purchased in the open market.
19. SHARE-BASED COMPENSATION
We have a share-based compensation incentive plan which allows us to grant stock options, restricted stock, RSUs, and other awards to employees and nonemployee directors. Total shares authorized under the plan were 9,000,000 at December 31, 2019, of which 3,667,621 were available for future grants.
All share-based payments to employees, including grants of employee stock options, are recognized in the statement of income based on their grant date values. The value of an equity award is estimated on the grant date using a fair value-based model without regard to service or performance vesting conditions, but does consider post-vesting restrictions.
We classify all share-based awards as equity instruments. Compensation expense is included in salaries and employee benefits in the statement of income, with the corresponding increase included in additional paid-in capital. Substantially all awards of stock options, restricted stock, and RSUs have graded vesting that is recognized on a straight-line basis over the vesting period.
Compensation expense and the related tax benefit for all share-based awards were as follows:

(In millions)	2019	2018	2017

Compensation expense	$27	$26	$25
Reduction of income tax expense	11	14	19
During 2017, as a result of our adoption of ASU 2016-09, the tax effects recognized from the exercise of stock options and the vesting of restricted stock and RSUs were recorded as a $9 million reduction of income tax expense. Income tax was reduced by $5 million and $8 million during 2019 and 2018, respectively, as a result of applying this new accounting standard. Also, upon the adoption of ASU 2016-09, we elected to account for forfeitures of

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
share-based compensation awards as they occur, rather than estimating forfeitures as was previously done. There was no material impact from the cumulative effect adjustment to retained earnings from this change.
We reduced share-based compensation expense by $1 million during 2019, 2018, and 2017, respectively, as a result of using a valuation model to estimate a liquidity discount on RSUs with post-vesting restrictions.
As of December 31, 2019, compensation expense not yet recognized for nonvested share-based awards was approximately $26 million, which is expected to be recognized over a weighted average period of 2.5 years.
Stock Options
Stock options granted to employees generally vest at the rate of one third each year and expire seven years after the date of grant. For all stock options granted in 2019, 2018, and 2017, we used the Black-Scholes option pricing model to estimate the grant date value of stock options in determining compensation expense. The following summarizes the weighted average value at grant date and the significant assumptions used in applying the Black-Scholes model for options granted:

	2019	2018	2017
Weighted average value for options granted	$10.30	$12.64	$10.69
Weighted average assumptions used:
Expected dividend yield	2.5%	2.0%	1.8%
Expected volatility	26.0%	27.5%	30.0%
Risk-free interest rate	2.52%	2.62%	1.81%
Expected life (in years)	5.0	5.0	5.0
The assumptions for expected dividend yield, expected volatility, and expected life reflect management’s judgment and include consideration of historical experience. Expected volatility is based in part on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
The following summarizes our stock option activity for the three years ended December 31, 2019:

	Number of shares	Weighted average exercise price

Balance at December 31, 2016	3,437,910	$26.44
Granted	195,882	44.18
Exercised	(941,761)	26.03
Expired	(58,257)	66.20
Forfeited	(73,203)	25.63
Balance at December 31, 2017	2,560,571	27.06
Granted	194,001	55.13
Exercised	(729,346)	26.79
Expired	(2,000)	25.74
Forfeited	(18,628)	31.11
Balance at December 31, 2018	2,004,598	29.85
Granted	256,818	50.80
Exercised	(569,808)	24.61
Expired	(4,330)	22.37
Forfeited	(10,500)	43.13
Balance at December 31, 2019	1,676,778	34.77
Outstanding stock options exercisable as of:
December 31, 2019	1,239,821	$28.95
December 31, 2018	1,448,244	26.68
December 31, 2017	1,648,367	26.55

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We issue new authorized common shares for the exercise of stock options. The total intrinsic value of stock options exercised was approximately $13 million in 2019, $20 million in 2018, and $17 million in 2017. Cash received from the exercise of stock options was $13 million in 2019, $18 million in 2018, and $23 million in 2017.
Additional selected information on stock options at December 31, 2019 follows:

	Outstanding stock options				Exercisable stock options
Exercise price range	Number of shares	Weighted average exercise price		Weighted average remaining contractual life (years)	Number of shares	Weighted average exercise price

$ 0.32 to $19.99	19,496	$4.89	[1]		19,496	$4.89
$20.00 to $24.99	312,029	21.03		3.1	312,029	21.03
$25.00 to $29.99	711,794	28.36		1.7	711,794	28.36
$30.00 to $39.99	22,225	30.10		1.4	22,225	30.10
$40.00 to $44.99	174,737	44.12		4.0	110,657	44.11
$50.00 to $55.68	436,497	52.90		5.6	63,620	55.13
	1,676,778	34.77	[1]	3.2	1,239,821	28.95
1The weighted average remaining contractual life excludes 19,496 stock options without a fixed expiration date that were assumed with the Amegy acquisition. They expire between the date of termination and one year from the date of termination, depending upon certain circumstances.
The aggregate intrinsic value of outstanding stock options at December 31, 2019 and 2018 was $29 million and $25 million, respectively, while the aggregate intrinsic value of exercisable options was $29 million and $21 million at the same respective dates. For exercisable options, the weighted average remaining contractual life was 2.4 years and 2.7 years at December 31, 2019 and 2018, respectively, excluding the stock options previously noted without a fixed expiration date. At December 31, 2019, 432,266 stock options with a weighted average exercise price of $51.28, a weighted average remaining life of 5.5 years, and an aggregate intrinsic value of $1 million, were expected to vest.
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
During 2019, 2018, and 2017, we granted 19,116, 14,796, and 20,711 RSUs, respectively, to nonemployee directors. The RSUs vested immediately upon grant.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following summarizes our restricted stock activity for the three years ended December 31, 2019:

	Number of shares	Weighted average issue price

Nonvested restricted shares at December 31, 2016	63,255	$25.43
Issued	314	44.55
Vested	(24,591)	24.90
Nonvested restricted shares at December 31, 2017	38,978	25.91
Issued	21,634	42.90
Vested	(14,836)	26.27
Forfeited	(90)	55.68
Nonvested restricted shares at December 31, 2018	45,686	33.78
Issued	24,994	42.83
Vested	(20,223)	30.69
Nonvested restricted shares at December 31, 2019	50,457	39.50
The following summarizes our RSU activity for the three years ended December 31, 2019:

	Number of restricted stock units	Weighted average grant price

Restricted stock units at December 31, 2016	2,047,158	$25.08
Granted	587,396	41.78
Vested	(803,492)	26.19
Forfeited	(121,249)	28.12
Restricted stock units at December 31, 2017	1,709,813	30.08
Granted	461,305	53.17
Vested	(699,920)	29.56
Forfeited	(70,499)	35.95
Restricted stock units at December 31, 2018	1,400,699	37.65
Granted	536,489	47.85
Vested	(614,968)	33.74
Forfeited	(28,150)	44.69
Restricted stock units at December 31, 2019	1,294,070	43.59
The total value at grant date of restricted stock and RSUs vested during the year was $21 million in both 2019 and 2018, and $22 million in 2017. At December 31, 2019, 50,457 shares of restricted stock and 813,705 RSUs were expected to vest with an aggregate intrinsic value of $3 million and $42 million, respectively.
20. INCOME TAXES
Income tax expense is summarized as follows:

(In millions)	2019	2018	2017
Federal:
Current	$195	$210	$166
Deferred	(1)	(1)	146
Total Federal	194	209	312
State:
Current	44	49	24
Deferred	(1)	1	8
Total State	43	50	32
Total	$237	$259	$344

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Income tax expense computed at the statutory federal income tax rate of 21% for both 2019 and 2018, and 35% for 2017 reconciles to actual income tax expense as follows:

(In millions)	2019	2018	2017

Income tax expense at statutory federal rate	$221	$240	$327
State income taxes including credits, net	34	40	21
Other nondeductible expenses	13	15	3
Nontaxable income	(28)	(24)	(33)
Share-based compensation	(4)	(7)	(8)
Tax credits and other taxes	1	—	1
Tax Cuts and Jobs Act of 2017	—	(2)	47
Other	—	(3)	(14)
Total	$237	$259	$344
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (“DTA”) and deferred tax liabilities are presented below:

(In millions)	December 31,
	2019	2018
Gross deferred tax assets:
Book loan loss deduction in excess of tax	$137	$137
Pension and postretirement	5	7
Deferred compensation	72	70
Security investments and derivative fair value adjustments	—	78
Net operating losses, capital losses and tax credits	—	2
Lease liabilities	61	—
Other	35	31
	310	325
Valuation allowance	—	—
Total deferred tax assets	310	325
Gross deferred tax liabilities:
Premises and equipment, due to differences in depreciation	(66)	(61)
Federal Home Loan Bank stock dividends	(2)	(2)
Leasing operations	(52)	(54)
Prepaid expenses	(6)	(6)
Prepaid pension reserves	(12)	(12)
Mortgage servicing	(7)	(8)
Security investments and derivative fair value adjustments	(17)	—
Deferred loan fees	(30)	(27)
ROU assets	(55)	—
Equity investments	(26)	(25)
Total deferred tax liabilities	(273)	(195)
Net deferred tax assets	$37	$130
On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (“the Act”), was signed into law. The Act made significant changes to the U.S. Internal Revenue Code of 1986, including a decrease in the current corporate federal income tax rate to 21% from 35%, effective January 1, 2018. In conjunction with the enactment of the Act, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the accounting for certain income tax effects of the Act that may not be complete by the time financial statements are issued. The Bank evaluated all available information and made reasonable estimates of the impact of the Act to substantially all components of its deferred taxes. The provisional impact of the Act on the deferred taxes resulted in a noncash charge of $47 million recorded through income tax expense in 2017 related to items such as foregone interest, equity investments in flow-through entities, certain employee compensation arrangements, FDIC-supported transactions and premises and equipment.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
During 2018 after filing its 2017 federal and state tax returns, the Bank finalized its analysis of all net DTAs that existed at December 31, 2017 and made a $(2) million tax benefit adjustment on net DTAs as a result of the Act. This adjustment offset the provisional amount of $47 million recognized in 2017 to deferred tax expense, resulting in an overall adjustment of $45 million to net DTAs from the Act. The Bank complied with the requirements of SAB 118 as all impacts of the Act were recognized in the financial statements prior to December 22, 2018.
In 2017, the Bank early adopted the guidance in ASU 2018-02, which allows reclassification from AOCI to retained earnings for the stranded tax effects related to the change in the corporate income tax rate from the Act. The early adoption of the guidance resulted in a $25 million increase to retained earnings out of AOCI as of December 31, 2017.
The amount of net DTAs is included with other assets in the balance sheet. There is no valuation allowance at December 31, 2019. The less than $1 million valuation allowance at December 31, 2018 was for certain acquired net operating loss carryforwards included in our acquisition of the remaining interests in a less significant subsidiary. At December 31, 2019, the tax effect of remaining net operating loss and tax credit carryforward was less than $1 million expiring through 2030.
We evaluate the DTAs on a regular basis to determine whether a valuation allowance is required. In conducting this evaluation, we have considered all available evidence, both positive and negative, based on the more likely than not criteria that such assets will be realized. This evaluation includes, but is not limited to: (1) available carryback potential to prior tax years; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with DTAs; (3) potential tax planning strategies; and (4) future projected taxable income. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that a valuation allowance is not required as of December 31, 2019.
We have a liability for unrecognized tax benefits relating to uncertain tax positions for tax credits on technology initiatives and certain accrued expenses. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(In millions)	2019	2018	2017

Balance at beginning of year	$8	$6	$4
Tax positions related to current year:
Additions	2	1	1
Reductions	—	—	—
Tax positions related to prior years:
Additions	4	1	1
Reductions	—	—	—
Settlements with taxing authorities	—	—	—
Lapses in statutes of limitations	—	—	—
Balance at end of year	$14	$8	$6
At December 31, 2019 and 2018, the liability for unrecognized tax benefits included approximately $10 million and $7 million, respectively (net of the federal tax benefit on state issues) that, if recognized, would affect the effective tax rate. The amount of gross unrecognized tax benefits related to tax credits on technology initiatives that may increase or decrease during the 12 months subsequent to December 31, 2019, is dependent on the timing and outcome of various federal and state examinations that are ongoing. It is expected that an unrecognized tax benefit related to certain accrued expenses will decrease during the 12 months subsequent to December 31, 2019. The decrease in unrecognized tax benefits affecting the effective tax rate for accrued expenses is estimated to be approximately $1 million.
Interest and penalties related to unrecognized tax benefits are included in income tax expense in the statement of income. At December 31, 2019, and 2018, accrued interest and penalties recognized in the balance sheet, net of any federal and/or state tax benefits, were $1 million and less than $1 million, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The Bank files income tax returns in U.S. federal and various state jurisdictions. The Bank is no longer subject to income tax examinations for years prior to 2013 for federal and for certain state returns.
21. NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

(In millions, except shares and per share amounts)	2019	2018	2017

Basic:
Net income	$816	$884	$592
Less common and preferred dividends	260	236	131
Undistributed earnings	556	648	461
Less undistributed earnings applicable to nonvested shares	4	5	4
Undistributed earnings applicable to common shares	552	643	457
Distributed earnings applicable to common shares	224	200	88
Total earnings applicable to common shares	$776	$843	$545
Weighted average common shares outstanding (in thousands)	175,984	193,589	200,776
Net earnings per common share	$4.41	$4.36	$2.71
Diluted:
Total earnings applicable to common shares	$776	$843	$545
Weighted average common shares outstanding (in thousands)	175,984	193,589	200,776
Dilutive effect of common stock warrants (in thousands)	9,926	11,959	7,778
Dilutive effect of stock options (in thousands)	594	953	1,099
Weighted average diluted common shares outstanding (in thousands)	186,504	206,501	209,653
Net earnings per common share	$4.16	$4.08	$2.60
The following schedule presents the weighted average shares of stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share.

(In thousands)	2019	2018	2017

Restricted stock and restricted stock units	$1,390	$1,602	$1,936
Stock options	460	151	241

22. OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographical area. Our banking operations are managed under their own individual brand names, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. Performance assessment and resource allocation are based upon this geographical structure. We use an internal funds transfer pricing ("FTP") allocation system to report results of operations for business segments. This process is continually refined. In the third quarter of 2019, we made changes to the FTP process to more accurately reflect the cost of funds for loans. In the first quarter of 2017 we made changes to the FTP process and internal allocation of central expenses to better reflect the performance of business segments. Prior period amounts have been revised to reflect the impact of these changes had they been instituted for the periods presented. Total average loans and deposits presented for the banking segments include insignificant intercompany amounts between banking segments and may also include deposits with the Other segment.
As of December 31, 2019, our banking business is conducted through seven locally managed and branded segments in distinct geographic areas. Zions Bank operates 99 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. CB&T operates 86 branches in California. Amegy operates 78 branches in Texas. NBAZ operates 58

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
branches in Arizona. NSB operates 50 branches in Nevada. Vectra operates 37 branches in Colorado and one branch in New Mexico. TCBW operates two branches in Washington and one branch in Oregon.
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
The following schedule does not present total assets or income tax expense for each operating segment, but instead presents average loans, average deposits and income before income taxes because these are the metrics that management uses when evaluating performance and making decisions pertaining to the operating segments. The Bank's net interest income includes interest expense on borrowed funds. The condensed statement of income identifies the components of income and expense which affect the operating amounts presented in the Other segment.
The accounting policies of the individual operating segments are the same as those of the Bank. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.
The following is a summary of selected operating segment information:

(In millions)	Zions Bank			Amegy			CB&T
	2019	2018	2017	2019	2018	2017	2019	2018	2017
SELECTED INCOME STATEMENT DATA
Net interest income	$703	$673	$605	$497	$491	$453	$522	$513	$455
Provision for credit losses	18	8	20	9	(80)	20	7	15	(5)
Net interest income after provision for credit losses	685	665	585	488	571	433	515	498	460
Noninterest income	150	150	148	138	126	116	88	82	75
Noninterest expense	471	462	432	344	344	340	316	308	299
Income before income taxes	$364	$353	$301	$282	$353	$209	$287	$272	$236
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$13,109	$12,643	$12,481	$12,235	$11,358	$11,021	$10,763	$10,033	$9,539
Total average deposits	15,870	15,410	15,986	11,627	11,160	11,096	11,522	11,268	11,030

(In millions)	NBAZ			NSB			Vectra
	2019	2018	2017	2019	2018	2017	2019	2018	2017
SELECTED INCOME STATEMENT DATA
Net interest income	$227	$218	$191	$153	$144	$123	$137	$131	$121
Provision for credit losses	2	8	(8)	(1)	1	(11)	3	6	1
Net interest income after provision for credit losses	225	210	199	154	143	134	134	125	120
Noninterest income	42	39	39	43	41	39	26	24	25
Noninterest expense	156	152	148	145	143	138	108	105	101
Income before income taxes	$111	$97	$90	$52	$41	$35	$52	$44	$44
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,774	$4,608	$4,267	$2,630	$2,394	$2,357	$3,109	$2,924	$2,644
Total average deposits	5,002	4,931	4,762	4,512	4,286	4,254	2,853	2,761	2,756

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	TCBW			Other			Consolidated Bank
	2019	2018	2017	2019	2018	2017	2019	2018	2017
SELECTED INCOME STATEMENT DATA
Net interest income	$54	$53	$44	$(21)	$7	$73	$2,272	$2,230	$2,065
Provision for credit losses	(1)	2	2	2	—	(2)	39	(40)	17
Net interest income after provision for credit losses	55	51	42	(23)	7	75	2,233	2,270	2,048
Noninterest income	5	5	5	70	85	97	562	552	544
Noninterest expense	22	22	20	180	143	178	1,742	1,679	1,656
Income (loss) before income taxes	$38	$34	$27	$(133)	$(51)	$(6)	$1,053	$1,143	$936
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,194	$1,118	$926	$451	$347	$266	$48,265	$45,425	$43,501
Total average deposits	1,094	1,092	1,107	2,600	2,275	1,209	55,080	53,183	52,200

23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Financial information by quarter for 2019 and 2018 is as follows:

(In millions, except per share amounts)	Quarters
	First	Second	Third	Fourth	Year
2019
Gross interest income	$675	$684	$677	$647	$2,683
Net interest income	577	569	567	559	2,272
Provision for credit losses	4	21	10	4	39
Noninterest income	132	132	146	152	562
Noninterest expense	431	424	415	472	1,742
Income before income taxes	274	256	288	235	1,053
Net income	213	198	222	183	816
Preferred stock dividends	(8)	(9)	(8)	(9)	(34)
Net earnings applicable to common shareholders	205	189	214	174	782
Net earnings per common share:
Basic	1.10	1.05	1.23	1.03	4.41
Diluted	1.03	0.99	1.17	0.97	4.16
2018
Gross interest income	$588	$606	$631	$656	$2,481
Net interest income	541	548	565	576	2,230
Provision for credit losses	(47)	12	(11)	6	(40)
Noninterest income	138	138	136	140	552
Noninterest expense	418	421	420	420	1,679
Income before income taxes	308	253	292	290	1,143
Net income	238	197	223	226	884
Preferred stock dividends	(7)	(10)	(8)	(9)	(34)
Net earnings applicable to common shareholders	231	187	215	217	850
Net earnings per common share:
Basic	1.16	0.95	1.11	1.14	4.36
Diluted	1.08	0.88	1.04	1.08	4.08
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
The Bank’s management, with the participation of the Bank’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Banks’s disclosure controls and procedures as of December 31, 2019. Based on that evaluation, the Bank’s Chief Executive Officer and Chief Financial Officer concluded that the Bank’s disclosure controls and procedures were effective as of December 31, 2019. There were no changes in the Bank’s internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting. See “Report on Management’s Assessment of Internal Control over Financial Reporting” included in Item 8 on page 79 for management’s report on the adequacy of internal control over financial reporting. Also see “Report on Internal Control over Financial Reporting” issued by Ernst & Young LLP included in Item 8 on page 80.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
The following schedule provides information as of December 31, 2019 with respect to the shares of the Bank’s common stock that may be issued under existing equity compensation plans.

	(a)	(b)	(c)
Plan category [1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plan approved by security holders:

Zions Bancorporation, N.A. 2015 Omnibus Incentive Plan	1,265,031	$37.25	3,667,621
1Column (a) excludes 50,457 shares of unvested restricted stock, 1,294,070 RSUs (each unit representing the right to one share of common stock), and 392,251 shares of common stock issuable upon the exercise of stock options, with a weighted average exercise price of $28.27, granted under the prior plan. The schedule also excludes 19,496 shares of common stock issuable upon the exercise of stock options, with a weighted average exercise price of $4.89, granted under plans assumed in mergers that are outstanding.
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
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a.(1) Financial statements – The following consolidated financial statements of Zions Bancorporation, N.A. and subsidiaries are filed as part of this Form 10-K under Item 8, Financial Statements and Supplementary Data:
Consolidated balance sheets – December 31, 2019 and 2018
Consolidated statements of income – Years ended December 31, 2019, 2018 and 2017
Consolidated statements of comprehensive income – Years ended December 31, 2019, 2018 and 2017
Consolidated statements of changes in shareholders’ equity – Years ended December 31, 2019, 2018 and 2017
Consolidated statements of cash flows – Years ended December 31, 2019, 2018 and 2017
Notes to consolidated financial statements – December 31, 2019
(2) Financial statement schedules – All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and have therefore been omitted.
(3) List of Exhibits:

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 10, 2018, by and between Zions Bancorporation and ZB, National Association, incorporated by reference to Exhibit 2.1 of Form 8-K filed on October 2, 2018.	*

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

4.1	Senior Debt Indenture dated September 10, 2002 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, with respect to senior debt securities of Zions Bancorporation, incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended December 31, 2017.	*

4.2	First Supplemental Indenture dated April 21, 2014 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee (filed herewith).

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

4.3	Second Supplemental Indenture, dated as of September 30, 2018, by and among The Bank of New York Mellon Trust Company, N.A., as Trustee, ZB, National Association and Zions Bancorporation, incorporated by reference to Exhibit 4.1 of Form 8-K filed on October 2, 2018.	*

4.4	Subordinated Debt Indenture dated September 10, 2002 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, with respect to subordinated debt securities of Zions Bancorporation, incorporated by reference to Exhibit 4.2 of Form 10-K for the year ended December 31, 2017.	*

4.5	Supplemental Indenture dated June 30, 2009 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.5 of Form 10-K for the year ended December 31, 2018.	*

4.6	Second Supplemental Indenture dated November 5, 2013 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.6 of Form 10-K for the year ended December 31, 2018.	*

4.7	Third Supplemental Indenture dated April 21, 2014 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee (filed herewith).

4.8	Fourth Supplemental Indenture, dated as of September 30, 2018, by and among The Bank of New York Mellon Trust Company, N.A., as Trustee, ZB, National Association and Zions Bancorporation, incorporated by reference to Exhibit 4.2 of Form 8-K filed on October 2, 2018.	*

4.9	Junior Subordinated Indenture dated August 21, 2002 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, with respect to junior subordinated debentures of Zions Bancorporation, incorporated by reference to Exhibit 4.3 of Form 10-K for the year ended December 31, 2017.	*

4.10	Warrant Agreement, between Zions Bancorporation and Zions First National Bank (now known as Zions Bancorporation, National Association), and Warrant Certificate, incorporated by reference to Exhibit 4.5 of Form 10-K for the year ended December 31, 2016.	*

4.11	First Amendment to Warrant Agreement, dated as of September 30, 2018, by and between Zions Bancorporation and ZB, National Association, incorporated by reference to Exhibit 4.3 of Form 10-Q for the quarter ended September 30, 2018.	*

4.12	Description of Securities of Zions Bancorporation, National Association, as of December 31, 2019 (filed herewith).

10.1	Zions Bancorporation 2017-2019 Value Sharing Plan, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2017.	*

10.2	Zions Bancorporation 2018-2020 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2018.	*

10.3	Zions Bancorporation 2017 Management Incentive Compensation Plan, incorporated by reference to Appendix I of the Bank’s Proxy Statement dated April 14, 2016.	*

10.4	Zions Bancorporation Third Restated and Revised Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2018.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

10.5	Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2018.	*

10.6	Amendment to the Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2015.	*

10.7	Amegy Bancorporation, Inc. Fifth Amended and Restated Non-Employee Directors Deferred Fee Plan (Frozen upon merger with Zions Bancorporation in 2005), incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2018.	*

10.8	Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2014.	*

10.9	Zions Bancorporation First Restated Excess Benefit Plan, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2014.	*

10.10	Amegy Bancorporation 2004 (formerly Southwest Bancorporation of Texas, Inc.) Omnibus Incentive Plan, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2015.	*

10.11	Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB effective October 1, 2002, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2018.	*

10.12	Amendment to the Trust Agreement Establishing the Zions Bancorporation Deferred Compensation Plans Trust, effective September 1, 2006, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2018.	*

10.13	Amendment to the Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB substituting Prudential Bank & Trust, FSB as the trustee, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2016.	*

10.14	Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 1, 2006, incorporated by reference to Exhibit 10.15 of Form 10-K for the year ended December 31, 2018.	*

10.15	Revised schedule C to Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 13, 2006, incorporated by reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 2018.	*

10.16	Third Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, dated June 13, 2012, incorporated by reference to Exhibit 10.17 of Form 10-K for the year ended December 31, 2017.	*

10.17	Fifth Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2018.	*

10.18	Sixth Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, dated August 17, 2015, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2015.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

10.19	Seventh Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, effective September 30, 2018, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2018.	*

10.20	Second Amendment to the Zions Bancorporation Pension Plan, dated July 17, 2017, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2017.	*

10.21	Third Amendment to the Zions Bancorporation Pension Plan, dated October 30, 2017, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2018.	*

10.22	Zions Bancorporation Restated Pension Plan effective January 1, 2009, including amendments adopted through December 31, 2013, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2018.	*

10.23	First Amendment to the Zions Bancorporation Restated Pension Plan, effective October 1, 2018, dated October 29, 2018, incorporated by reference to Exhibit 10.24 of Form 10-K for the year ended December 31, 2018.	*

10.24	Second Amendment to the Zions Bancorporation Restated Pension Plan, effective December 31, 2018, dated December 31, 2018, incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 2018.	*

10.25	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, Restated and Amended effective January 31, 2007, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2018.	*

10.26	Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 31, 2018, effective January 1, 2019, incorporated by reference to Exhibit 10.27 of Form 10-K for the year ended December 31, 2018.	*

10.27	Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated June 27, 2019, effective September 30, 2018, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2019.	*

10.28	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated July 3, 2006, incorporated by reference to Exhibit 10.28 of Form 10-K for the year ended December 31, 2018.	*

10.29	First Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 5, 2010, incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 2015.	*

10.30	Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 5, 2010, incorporated by reference to Exhibit 10.26 of Form 10-K for the year ended December 31, 2015.	*

10.31	Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 30, 2010, incorporated by reference to Exhibit 10.27 of
	Form 10-K for the year ended December 31, 2015.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

10.32	Fourth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated October 1, 2014, incorporated by reference to Exhibit 10.25 of
	Form 10-K for the year ended December 31, 2014.	*

10.33	Fifth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated October 1, 2014, incorporated by reference to Exhibit 10.26 of
	Form 10-K for the year ended December 31, 2014.	*

10.34	Sixth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated August 17, 2015, incorporated by reference to Exhibit 10.2 of
	Form 10-Q for the quarter ended September 30, 2015.	*

10.35	Seventh Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 27, 2016, incorporated by reference to Exhibit 10.31 of
	Form 10-K for the year ended December 31, 2016.	*

10.36	Eighth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, effective September 30, 2018, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2018.	*

10.37	Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.1 of Form S-8 filed on July 1, 2015.	*

10.38	Form of Restricted Stock Award Agreement subject to holding requirement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.2 of Form S-8 filed on July 1, 2015.	*

10.39	Form of Standard Restricted Stock Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.3 of Form S-8 filed on July 1, 2015.	*

10.40	Form of Standard Restricted Stock Unit Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.4 of Form S-8 filed on July 1, 2015.	*

10.41	Form of Restricted Stock Unit Agreement subject to holding requirement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.5 of Form S-8 filed on July 1, 2015.	*

10.42	Form of Standard Stock Option Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.6 of Form S-8 filed on July 1, 2015.	*

10.43	Form of Standard Directors Stock Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 4.7 of Form S-8 filed on July 1, 2015.	*

10.44	Form of Change in Control Agreement between the Bank and Certain Executive Officers, incorporated by reference to Exhibit 10.44 of Form 10-K for the year ended December 31, 2018.	*

10.45	Addendum to Change in Control Agreement, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2014.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

10.46	Form of Change in Control Agreement between the Bank and Dallas E. Haun, dated May 23, 2008, incorporated by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2014.	*

21	List of Subsidiaries of Zions Bancorporation, National Association (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in inline XBRL: (i) the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018, (ii) the Consolidated Statements of Income for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.
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
February 25, 2020 ZIONS BANCORPORATION, NATIONAL ASSOCIATION

By	/s/ Harris H. Simmons
HARRIS H. SIMMONS, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
February 25, 2020

/s/ Harris H. Simmons	/s/ Paul E. Burdiss
HARRIS H. SIMMONS, Director, Chairman and Chief Executive Officer (Principal Executive Officer)	PAUL E. BURDISS, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Alexander J. Hume	/s/ Jerry C. Atkin
ALEXANDER J. HUME, Controller (Principal Accounting Officer)	JERRY C. ATKIN, Director

/s/ Gary L. Crittenden	/s/ Suren K. Gupta
GARY L. CRITTENDEN, Director	SUREN K. GUPTA, Director

/s/ J. David Heaney	/s/ Vivian S. Lee
J. DAVID HEANEY, Director	VIVIAN S. LEE, Director

/s/ Scott J. McLean	/s/ Edward F. Murphy
SCOTT J. MCLEAN, Director	EDWARD F. MURPHY, Director

/s/ Stephen D. Quinn	/s/ Aaron B. Skonnard
STEPHEN D. QUINN, Director	AARON B. SKONNARD, Director

/s/ Barbara A. Yastine
BARBARA A. YASTINE, Director