Form 10-Q
period 2020-03-31
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2020-05-06
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
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
Number of common shares outstanding at April 23, 2020      163,861,950 shares

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
PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
This quarterly report on Form 10-Q includes "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations regarding future events or determinations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, industry results or regulatory outcomes to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements include, among others:
•statements with respect to the beliefs, plans, objectives, goals, targets, commitments, designs, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Zions Bancorporation, National Association and its subsidiaries (collectively “Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”), and statements concerning the potential effects of the COVID-19 pandemic on the Bank's businesses and financial results and condition; and
•statements preceded by, followed by, or that include the words “may,” "might," "can," “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “target,” “commit,” “design,” “plan,” “projects,” "will," and the negative thereof and similar words and expressions.
These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about future financial and operating results. Actual results and outcomes may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Management’s Discussion and Analysis. Important risk factors that may cause such material differences include, but are not limited to:
•the effect of the COVID-19 pandemic, and other infectious illness outbreaks that may arise in the future, on the Bank’s customers, businesses, liquidity, financial results and overall condition and which has created significant uncertainties in U.S. and global markets;
•changes in governmental policy and regulation, including measures taken in response to economic, business, political and social conditions, such as the Small Business Administration’s Paycheck Protection Program (“PPP”), the Federal Reserve Board's efforts to provide liquidity to the financial system and provide credit to private commercial and municipal borrowers, and other programs designed to address the effects of the COVID-19 pandemic;
•the Bank's participation as a lender in the PPP and similar programs and its effect on the Bank's liquidity, financial results, businesses and customers, including the availability of program funds and the ability of customers to comply with requirements and otherwise perform with respect to loans obtained under such programs;
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
•changes in local, national and international political and economic conditions, including without limitation the political and economic effects of the fiscal imbalance in the United States (“U.S.”) and other countries, potential or actual downgrades in ratings of sovereign debt issued by the U. S. and other countries, and other major developments, including wars, military actions, and terrorist attacks;

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•changes in business, financial and commodity market prices and conditions, either internationally, nationally or locally in areas in which the Bank conducts its operations, including without limitation rates of business formation and growth, commercial and residential real estate development, real estate prices, agricultural-related commodity prices, and oil and gas-related commodity prices, particularly with respect to the effects on the economy and the Bank’s customers, businesses, and financial results of segments subject to high volatility and stress that may be exacerbated by the COVID-19 pandemic, such as the recent sudden decreases in oil and gas prices;
•changes in markets for equity, fixed-income, and other securities, commodities, including availability, market liquidity levels, and pricing;
•changes in interest rates, the quality and composition of the loan and securities portfolios, demand for loan products, deposit flows and competition;
•uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new benchmark interest rates;
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
•uncertainties related to the application of the National Bank Act of 1863, 12 U.S.C. 38 (the “National Bank Act”) and OCC regulations to the Bank’s corporate affairs as more fully described under “Risk Factors” in our 2019 Annual Report on Form 10-K;
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Further, statements about the potential effects of the COVID-19 pandemic on the Bank’s businesses and financial results and condition may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond the Bank’s control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on the Bank, its customers and third parties.
Except to the extent required by law, the Bank specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.
GLOSSARY OF ACRONYMS

ACL	Allowance for Credit Losses	HTM	Held-to-Maturity
AFS	Available-for-Sale	IMG	International Manufacturing Group
ALCO	Asset/Liability Committee	LIBOR	London Interbank Offered Rate
ALLL	Allowance for Loan and Lease Losses	MD&A	Management’s Discussion and Analysis
ALM	Asset Liability Management	Municipalities	State and Local Governments
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	NASDAQ	National Association of Securities Dealers Automated Quotations
AOCI	Accumulated Other Comprehensive Income	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
ASC	Accounting Standards Codification	NIM	Net Interest Margin
ASU	Accounting Standards Update	NM	Not Meaningful
ATM	Automated Teller Machine	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
bps	basis points	OCC	Office of the Comptroller of the Currency
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	OCI	Other Comprehensive Income
CECL	Current Expected Credit Loss	OREO	Other Real Estate Owned
CET1	Common Equity Tier 1 (Basel III)	OTTI	Other-Than-Temporary Impairment
CFPB	Consumer Financial Protection Bureau	PEI	Private Equity Investment
CLTV	Combined Loan-to-Value Ratio	PPNR	Pre-provision Net Revenue
COSO	Committee of Sponsoring Organizations of the Treadway Commission	ROC	Risk Oversight Committee
CRE	Commercial Real Estate	ROU	Right-of-Use
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	RULC	Reserve for Unfunded Lending Commitments
DTA	Deferred Tax Asset	S&P	Standard and Poor's
EaR	Earnings at Risk	SBA	Small Business Administration
ERM	Enterprise Risk Management	SBIC	Small Business Investment Company
EVE	Economic Value of Equity at Risk	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
FDIC	Federal Deposit Insurance Corporation	TDR	Troubled Debt Restructuring
FDICIA	Federal Deposit Insurance Corporation Improvement Act	Tier 1	Common Equity Tier 1 (Basel III) and Additional Tier 1 Capital
FHLB	Federal Home Loan Bank	U.S.	United States
FTP	Funds Transfer Pricing	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
GAAP	Generally Accepted Accounting Principles	Zions Bancorporation, N.A.	Zions Bancorporation, National Association
HECL	Home Equity Credit Line	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association

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
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		March 31, 2020	December 31, 2019	September 30, 2019	March 31, 2019

Net earnings applicable to common shareholders (GAAP)		$6	$174	$214	$205
Adjustment, net of tax:
Amortization of core deposit and other intangibles		—	—	—	—
Net earnings applicable to common shareholders, excluding the effects of the adjustment, net of tax (non-GAAP)	(a)	$6	$174	$214	$205
Average common equity (GAAP)		$6,924	$6,866	$7,002	$7,005
Average goodwill and intangibles		(1,014)	(1,014)	(1,014)	(1,014)
Average tangible common equity (non-GAAP)	(b)	$5,910	$5,852	$5,988	$5,991
Number of days in quarter	(c)	91	92	92	90
Number of days in year	(d)	366	365	365	365
Return on average tangible common equity (non-GAAP)	(a/b/c)*d	0.4%	11.8%	14.2%	13.9%

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
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		March 31, 2020	December 31, 2019	September 30, 2019	March 31, 2019

Total shareholders’ equity (GAAP)		$7,472	$7,353	$7,509	$7,588
Goodwill and intangibles		(1,014)	(1,014)	(1,014)	(1,014)
Tangible equity (non-GAAP)	(a)	6,458	6,339	6,495	6,574
Preferred stock		(566)	(566)	(566)	(566)
Tangible common equity (non-GAAP)	(b)	$5,892	$5,773	$5,929	$6,008
Total assets (GAAP)		$71,467	$69,172	$70,361	$69,195
Goodwill and intangibles		(1,014)	(1,014)	(1,014)	(1,014)
Tangible assets (non-GAAP)	(c)	$70,453	$68,158	$69,347	$68,181
Common shares outstanding (thousands)	(d)	163,852	165,057	170,373	182,513
Tangible equity ratio (non-GAAP)	(a/c)	9.2%	9.3%	9.4%	9.6%
Tangible common equity ratio (non-GAAP)	(b/c)	8.4%	8.5%	8.5%	8.8%
Tangible book value per common share (non-GAAP)	(b/d)	$35.96	$34.98	$34.80	$32.92
Efficiency Ratio and Adjusted Pre-Provision Net Revenue – this schedule also includes “adjusted noninterest expense,” “taxable-equivalent net interest income,” “adjusted taxable-equivalent revenue,” “pre-provision net revenue" (“PPNR”) and “adjusted PPNR.” The methodology of determining the efficiency ratio may differ among companies. Management makes adjustments to exclude certain items as identified in the subsequent schedule which it believes allows for more consistent comparability among periods. Management believes the efficiency ratio provides useful information regarding the cost of generating revenue. Adjusted noninterest expense provides a measure as to how well the Bank is managing its expenses, and adjusted PPNR enables management and others to assess the Bank’s ability to generate capital to cover credit losses through a credit cycle. Taxable-equivalent net interest income allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Year Ended
(Dollar amounts in millions)		March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2019

Noninterest expense (GAAP)	(a)	$408	$472	$430	$1,742
Adjustments:
Severance costs		—	22	—	25
Other real estate expense, net		—	—	(1)	(3)
Amortization of core deposit and other intangibles		—	—	—	1
Restructuring costs		1	15	—	15
Pension termination-related expense		—	—	—	—
Total adjustments	(b)	1	37	(1)	38
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$407	$435	$431	$1,704
Net interest income (GAAP)	(d)	$548	$559	$576	$2,272
Fully taxable-equivalent adjustments	(e)	7	7	6	26
Taxable-equivalent net interest income (non-GAAP)	(d+e)=f	555	566	582	2,298
Noninterest income (GAAP)	g	134	152	132	562
Combined income (non-GAAP)	(f+g)=(h)	689	718	714	2,860
Adjustments:
Fair value and nonhedge derivative income (loss)		(11)	6	(3)	(9)
Securities gains (losses), net		(6)	2	1	3
Total adjustments	(i)	(17)	8	(2)	(6)
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$706	$710	$716	$2,866
Pre-provision net revenue (PPNR) (non-GAAP)	(h)-(a)	$281	$246	$284	$1,118
Adjusted PPNR (non-GAAP)	(j-c)=(k)	299	275	285	1,162
Efficiency ratio (non-GAAP)	(c/j)	57.7%	61.3%	60.2%	59.5%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
Executive Summary
The financial performance in the first quarter of 2020 reflects moderate loan growth, demand and interest-bearing deposit growth, customer-related fee improvement, and expense control. The positive impact of these items was partially offset by the effects of the COVID-19 pandemic, a 150 basis point reduction to the Federal Funds target rate in March 2020, and a decline in oil and gas-related prices. During the first quarter, the provision for credit losses increased as a result of the uncertain economic impact related to the effects of the COVID-19 pandemic. Net interest margin compression remained a challenge as loan yields declined, but was partially offset by a decline in the cost of deposits and borrowed funds. For more information on the Bank's first quarter of 2020 performance, see "First Quarter 2020 Financial Performance" on page 11 in Management's Discussion and Analysis.
COVID-19 Pandemic
In the latter part of the first quarter of 2020, the COVID-19 pandemic manifested its impact on individuals, companies, and governmental entities around the world. It has significantly curtailed the global economy and created a challenging operating environment. As economic conditions deteriorated in mid-March as a result of the COVID-19 pandemic, we responded rapidly. Some of the key adjustments and developments include the following:
•For our employees:
◦Enhancing the ability of our employees to work remotely, adjusting branch operating hours and restricting lobby access in many cases.
◦Providing significant support to employees by granting an increase in flexibility with paid leave, temporarily adjusting vacation policies, and increasing the cleaning of facilities to enable a safer environment for those employees that are not able to work from home.
•For our customers and communities:
◦Offering short-term loan payment and fee forbearance programs. Thousands of borrowers have requested and received temporary forbearance from obligations to assist them with the expected shortage in their near-term cash flow.
◦Moving certain offshore operations domestically to ensure that information security standards are met and that our customers are provided with the service and support they need.
◦Facilitating government programs. See "SBA Paycheck Protection Program" in this section for more information.
◦Investing in our communities. We plan to use a portion of the proceeds received from the SBA PPP loans and invest in the communities we serve.
•For our shareholders and regulators:
◦Maintaining our capital ratios at strong levels and materially augmenting our allowance for credit losses ("ACL"), increasing the ACL by $221 million, or 40%.
◦Reducing costs where possible, including reducing incentive compensation for certain executives that is linked to profitability and credit quality performance.
Select Industries Significantly Affected by COVID-19
We believe select industries have elevated risk due to the COVID-19 pandemic, and as a result, loans to these industries are being closely managed. The following chart shows the Bank's loan balances in some of these industries. The total loan balance in these selected industries was $5.6 billion, or 11.2% of total loans, as of March 31, 2020. As of mid-April, more than 95% of loans in these industries were not deferring payments, and many loans in various industries have strong collateral coverage. The oil and gas-related industry has been affected by the COVID-19 pandemic and broader international production matters, but is not identified in the subsequent table. For more information see "Oil and Gas-Related Exposure" on page 23 of Management's Discussion and Analysis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

COVID-19 Selected Risk Industries
% of Loans
5.2%
2.1%
1.5%
1.2%
0.6%
0.4%
0.3%
Retail Related
Hotels & Casinos
Restaurants
Dentists
Airlines
Leisure Related Activities
Day Care Facilities

Utilization of available credit for the total loan portfolio increased approximately two percentage points in the first quarter of 2020, compared with the fourth quarter of 2019. Industries where utilization increased include retail-related (excluding supermarkets, gas stations and automotive dealerships), dentists, hotels, restaurants (full-service and bars), construction, financials (non-banks), and manufacturing. The utilization rate remained relatively stable within restaurants (limited/quick service), travel, tourism and theme parks, and day care facilities. For information on loan modifications related to COVID-19 see "COVID-19 modifications" on page 28 of Management's Discussion and Analysis.
SBA Paycheck Protection Program
Subsequent to March 31, 2020, we provided assistance to many small businesses through the SBA's Paycheck Protection Program. This program provides small businesses with funds to pay up to eight weeks of payroll costs including benefits. A portion of the funds can also be used to pay interest on mortgages, rent, and utilities.
We processed approximately $4.4 billion of PPP loans for more than 14,000 customers in the first round of SBA PPP loan fundings. We ranked ninth by dollar volume of all the participating financial institutions as cited by the SBA. Payments by borrowers on the loans begin six months after the note date, and interest, at 1%, will continue to accrue during the six-month deferment. Loans can be forgiven in whole or part (up to full principal and any accrued interest).
Loan processing fees paid to the Bank from the SBA are accounted for as loan origination fees. Net deferred fees are recognized over the life of the loan, or two years, as a yield adjustment on the loans. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized deferred fees will be recognized in interest income at that time. At such time that any of these loans are forgiven or repaid before the scheduled maturity, we expect an increase in interest income and the net interest margin during that period.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
First Quarter 2020 Financial Performance

Net Earnings Applicable to Common Shareholders (in millions)	Provision for Credit Losses	Adjusted PPNR (in millions)	Efficiency ratio

The decline in earnings was primarily due to a $258 million provision for credit losses in the first quarter of 2020 compared with a $4 million provision for both the fourth quarter of 2019 and the first quarter of 2019.

The provision for credit losses increased $254 million from both the fourth quarter of 2019 and the first quarter of 2019, primarily due to the uncertain economic impact related to the effects of the COVID-19 pandemic, and also from prolonged stress in energy prices.
The increase in adjusted PPNR from the prior year period is primarily a result of a $24 million decrease in adjusted noninterest expense, partially offset by a $10 million decrease in adjusted taxable-equivalent revenue.
Our efficiency ratio improved as a result of expense control, including a reduction in workforce during the fourth quarter of 2019. Credit-related, advertising, travel, entertainment, donation, and other miscellaneous expenses decreased from the prior year quarter.

The Bank reported net earnings applicable to common shareholders of $6 million, or $0.04 per diluted common share for the first quarter of 2020, compared with net earnings applicable to common shareholders of $205 million, or $1.04 per diluted common share for the first quarter of 2019.
During this time of economic uncertainty, we materially strengthened our allowance for credit losses. Although net charge-offs remained low at $7 million during the first quarter of 2020, compared with zero net charge-offs during the prior year quarter, we expect an increase in loan charge-offs in subsequent quarters as a result of the effects of the COVID-19 pandemic on the economy and the related effect on our customers.
Looking forward, we confront the uncertain current economic environment with a strong capital and reserve position, a robust liquidity profile, and a loan portfolio that has been substantially “de-risked” in recent years and that largely tends to have collateral as a secondary source of repayment - a characteristic that has historically resulted in lower loss rates per dollar of troubled loans.
Net income decreased by $199 million from $213 million in the first quarter of 2019 to $14 million in the first quarter of 2020, primarily due to a $254 million increase in the provision for credit losses and a $28 million decrease in net interest income. The decrease in net income was partially offset by a $59 million reduction in income taxes, a $21 million increase in customer-related fees and a $13 million decline in salaries and employee benefits. Customer-related fees increased primarily from loan-related fees as a result of increased mortgage originations and sales in addition to customer interest rate swap fees.
Net interest income decreased from the first quarter of 2019 to the first quarter of 2020, primarily from lower interest rates earned on interest-earning assets and lower investment securities balances, partially offset by loan growth and lower interest rates paid on interest-bearing liabilities.
Adjusted PPNR of $299 million for the first quarter of 2020 was up $14 million, or 5%, from the first quarter of 2019. Adjusted noninterest expense decreased by $24 million in the same period, reflecting expense control and the reduction in workforce announced in October 2019. The Bank’s efficiency ratio was 57.7% in the first quarter of

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
2020 compared with 60.2% in the first quarter of 2019 and 61.3% in the fourth quarter of 2019. See “GAAP to Non-GAAP Reconciliations” on page 6 for more information regarding the calculation of adjusted PPNR.
Our average loan portfolio increased $1.6 billion, or 3%, since the first quarter of 2019, with commercial loans accounting for approximately 67% of the growth. The yields on average loans decreased by 51 bps. Overall, from the first quarter of 2019 to the first quarter of 2020, classified loans increased by $152 million, or 21%, and nonaccrual loans increased by $40 million, or 17%. The ratio of net loan charge-offs to average loans was 0.06% for the first quarter of 2020, compared with zero net charge-offs for the first quarter of 2019. Unfunded lending commitments increased $0.3 billion, or 1.3%, to $22.7 billion at March 31, 2020 from $22.4 billion at March 31, 2019.
At March 31, 2020, oil and gas-related loans represented 5% of the total loan portfolio, compared with 8% at December 31, 2014, or the beginning of the last energy cycle. Since December 31, 2014 the mix of oil and gas-related loans has shifted toward lower risk loans and underwriting standards have been strengthened. For the first quarter of 2020, the classified oil and gas-related loan ratio was 3.4%, oil and gas-related net charge-offs were $1 million, and the ACL related to oil and gas-related loans exceeded 5%. See "Oil and Gas-Related Exposure" on page 23 for additional information on oil and gas-related loans.
Areas of focus for 2020
We started 2020 with a continued focus on initiatives related to Bank profitability and returns on- and of-equity as detailed in our 2019 Annual Report on Form 10-K (see “Focus for 2020” in our 2019 Annual Report on Form 10-K). More recently, with the human and economic crisis caused by the COVID-19 pandemic, we are focusing on servicing our customers, communities and employees who have been negatively impacted by the COVID-19 pandemic, as previously discussed, as well as continuing our normal operations. We believe this focus will create the best long-term value for our shareholders.
Net Interest Income and Net Interest Margin
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities and is more than three-quarters of our revenue. Net interest income is derived from both the volume of interest-earning assets and interest-bearing liabilities and their respective yields/rates.
Net interest income decreased $28 million to $548 million in the first quarter of 2020 from $576 million in the first quarter of 2019.The decrease was primarily due to a decrease of $38 million in interest and fees on loans and a $14 million decrease in interest on securities. Interest expense decreased $25 million from the first quarter of 2019 to the first quarter of 2020. Interest income recoveries did not materially impact the first quarter of 2020 or the prior year quarter.
The net interest margin (“NIM”) decreased to 3.41% in the first quarter of 2020, compared with 3.68% in the same prior year period and 3.46% in the fourth quarter of 2019. The decrease in the NIM from the prior year quarter was a result of lower yields on loans and securities, a decrease in securities, and an increase in interest-bearing deposits. These decreases to the NIM were partially offset by loan growth, lower borrowed funds, and decreases in rates paid on interest-bearing deposits and borrowed funds. Excluding the effect of the PPP loans, we expect that the NIM will compress further in the next several quarters.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average interest-earning assets increased $1.2 billion from the first quarter of 2019 to the first quarter of 2020, with average rates decreasing 44 basis points ("bps"). Excluding the effect of the PPP loans, we expect the average rate on interest-earning assets to decrease in the second quarter of 2020 as a result of declining interest rates, including 150 bps of Federal Funds target rate reductions in March 2020. Average interest-bearing liabilities increased $1.1 billion during this same period, while the average rate paid on interest-bearing liabilities decreased 31 bps. We are continuing to work on reducing our cost of funds.
The average loan portfolio increased $1.6 billion, or 3%, between the first quarter of 2019 and the first quarter of 2020, with growth mainly in commercial loans. The loan growth was funded through a mix of deposits, securities run-off, and issuance of long-term debt. The average loan yield decreased 51 bps over the same period, with decreases of 52 bps, 69 bps, and 31 bps in commercial, CRE, and consumer loans, respectively.
Benchmark interest rates decreased in 2019 and 2020 and this decline has had a negative impact on yields. A portion of our variable-rate loans, such as those with longer initial rate periods or longer reset frequencies, have not yet been affected by declines in benchmark interest rates. Also, our earning assets generally reprice more quickly than our funding sources.
Average AFS securities balances decreased by $1.0 billion from the first quarter of 2019 to the first quarter of 2020. Yields on average AFS securities decreased by 23 bps over the same period.
Although we consider a wide variety of sources when determining our funding needs, we benefit from access to deposits from a significant number of small to mid-sized business customers which provide us with a low cost of funds that have a positive impact on our NIM. Because many of our deposit accounts are of an operating nature for businesses and households, we expect our noninterest-bearing deposits to remain a competitive advantage. Average noninterest-bearing demand deposits increased by $378 million, or 2% from the first quarter of 2019 to the first quarter of 2020. Average noninterest-bearing deposits comprised 41% and 43% of average total deposits for the first quarters of 2020 and 2019, respectively. The net impact of noninterest-bearing sources of funds on the NIM was 0.32% during the first quarter of 2020 compared with 0.46% during the first quarter of 2019, reflecting a decline in the value of money.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average total deposits were $56.9 billion for the first quarter of 2020 compared with $53.9 billion for the first quarter of 2019. Average interest-bearing deposits grew 9% and were $33.3 billion for the first quarter of 2020, compared with $30.7 billion for the same prior year period. The daily average benchmark Federal Funds target rate decreased from 2.50% to 1.43% between the first quarter of 2019 and the first quarter of 2020, or 107 bps, while the rate paid on the Bank’s average interest-bearing deposits decreased 13 bps. We are actively monitoring and managing deposits, and have been reducing deposit rates since mid-2019, as benchmark Federal Funds interest rates have decreased. Our cost of total deposits decreased 7 basis point relative to the prior year quarter, and we plan to continue our ongoing efforts to better align deposit costs with lower market rates.
Average borrowed funds decreased by $1.5 billion from the first quarter of 2019 to the first quarter of 2020, with average short-term borrowings decreasing $2.4 billion and average long-term borrowings increasing by $0.9 billion. During 2019 the Bank issued $500 million of senior notes with an interest rate of 3.35% and $500 million of subordinated notes with an interest rate of 3.25%. Both of these note issuances were originally accompanied by fair value swap hedges which effectively transformed the borrowing cost to variable-rate. In late March 2020, we terminated the swaps which resulted in a reduction to the effective interest rate on the debt. For more information the termination of these swaps see Note 7 – Derivative Instruments and Hedging Activities. The average interest rate paid on short-term borrowings and long-term debt decreased by 138 bps and 87 bps, respectively, from the first quarter of 2019 to the first quarter of 2020 due to lower interest rates, deposit growth and less reliance on short-term borrowings.
The spread on average interest-bearing funds was 3.09% and 3.22% for the first quarters of 2020 and 2019, respectively. The spread on average interest-bearing funds for these periods was affected by the same factors that impacted the NIM. Interest rate spreads and margins are impacted by the mix of assets we hold, the composition of our loan and securities portfolios, and the type of funding used. Our estimates of the Bank’s interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. Further detail on interest rate risk is discussed in “Interest Rate and Market Risk Management” on page 29.
The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES
(Unaudited)

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$2,013	$8	1.52%	$1,268	$9	2.73%
Securities:
Held-to-maturity	593	5	3.72	829	8	3.72
Available-for-sale	13,687	77	2.26	14,724	90	2.49
Trading account	164	2	4.27	107	1	4.52
Total securities [2]	14,444	84	2.34	15,660	99	2.57
Loans held for sale	109	1	3.14	63	—	1.70
Loans and leases [3]
Commercial	25,514	287	4.53	24,427	304	5.05
Commercial real estate	11,546	133	4.62	11,335	148	5.31
Consumer	11,737	116	3.99	11,409	121	4.30
Total loans and leases	48,797	536	4.42	47,171	573	4.93
Total interest-earning assets	65,363	629	3.87	64,162	681	4.31
Cash and due from banks	676			554
Allowance for credit losses on loans and debt securities	(499)			(499)
Goodwill and intangibles	1,014			1,014
Other assets	3,651			3,353
Total assets	$70,205			$68,584
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$28,856	$33	0.47%	$26,021	$35	0.54%
Time	4,454	18	1.61	4,674	22	1.90
Total interest-bearing deposits	33,310	51	0.62	30,695	57	0.75
Borrowed funds:
Federal funds purchased and other short-term borrowings	2,922	9	1.19	5,289	33	2.57
Long-term debt	1,747	14	3.21	880	9	4.08
Total borrowed funds	4,669	23	1.95	6,169	42	2.78
Total interest-bearing liabilities	37,979	74	0.78	36,864	99	1.09
Noninterest-bearing demand deposits	23,599			23,221
Other liabilities	1,137			928
Total liabilities	62,715			61,013
Shareholders’ equity:
Preferred equity	566			566
Common equity	6,924			7,005
Total shareholders’ equity	7,490			7,571
Total liabilities and shareholders’ equity	$70,205			$68,584
Spread on average interest-bearing funds			3.09%			3.22%
Effect of net noninterest-bearing sources of funds			0.32			0.46
Net interest margin		$555	3.41		$582	3.68
Memo: total cost of deposits			0.36			0.43
Memo: total deposits and interest-bearing liabilities	$61,578	$74	0.48%	$60,085	$99	0.67%
1 Rates are calculated using amounts in thousands and taxable-equivalent rates used where applicable. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
2 Interest on total securities includes $28 million and $31 million of taxable-equivalent premium amortization for the first quarters of 2020 and 2019, respectively.
3 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Provision for Credit Losses
The allowance for credit losses (“ACL”) is the combination of both the allowance for loan and lease losses (ALLL) and the reserve for unfunded lending commitments (RULC). The ALLL represents the estimated current expected credit losses over the contractual term of the loan and lease portfolio as of the balance sheet date. The RULC represents the estimated reserve for current expected credit losses associated with off-balance sheet commitments. Changes in the ALLL and RULC, including changes in net charge-offs, are recorded in the provision for loan and lease losses and the provision for unfunded lending commitments in the income statement, respectively. The ACL for debt securities is estimated separately from loans.
The provision for credit losses, which is the combination of both the provision for loan losses and the provision for unfunded lending commitments, was $258 million in the first quarter of 2020, compared with $4 million in both the fourth quarter of 2019 and the first quarter of 2019. The ACL increased $221 million to $777 million at March 31, 2020, compared with $556 million at March 31, 2019. The increase in the ACL is primarily due to the uncertain economic impact related to the effects of the COVID-19 pandemic, and also from prolonged stress in energy prices. The provision for credit losses for debt securities was less than $1 million in the first quarter of 2020.
On January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its subsequent updates, often referred to as the Current Expected Credit Loss ("CECL") accounting standard. Upon adoption of the ASU, Zions recorded the full amount of the ACL for loans and leases of $526 million, compared with $554 million at December 31, 2019, resulting in an after-tax increase to retained earnings of $20 million. The impact of the adoption of CECL for our securities portfolio was less than $1 million. As a result of this new accounting standard, we expect our ACL will become more volatile primarily because, under the new process, the allowance is subject to economic forecasts that may change materially from period to period.
The OCC, Federal Reserve, and FDIC issued a joint statement on March 27, 2020, revised on April 7, 2020, with proposed guidance for banking institutions that have adopted CECL in 2020. We adopted the provisions of this interim final rule, which allows banks an adjustment to dampen the impact of CECL adoption on regulatory capital ratios, beginning with the first quarter 2020 financial statements. As a result, we will delay recognizing the full amount of the March 31, 2020 impact of the ACL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of the ACL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The adoption of these provisions improved our CET1 capital ratio by 8 bps at March 31, 2020.
Note 6 of our 2019 Annual Report on Form 10-K and “Credit Risk Management” on page 22 contains information on how we determine the appropriate level for the ALLL and the RULC. Also, for more information see "Critical Accounting Policies and Significant Estimates" on page 39.
Noninterest Income
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. Growing noninterest income is a key strategic priority, and several strategic initiatives are underway to support this effort. Specifically, we are working to leverage our focus on commercial and small business customers to accelerate sales of capital markets products and wealth advisory services. Noninterest income accounted for 20% and 19% of net revenue during the first quarters of 2020 and 2019, respectively. Noninterest income was $134 million for the first quarter of 2020 compared to $132 million for the first quarter of 2019.
We believe a subtotal of customer-related fees provides a better view of income over which we have more direct near-term control. It excludes items such as dividends, insurance-related income, mark-to-market adjustments on certain derivatives, and securities gains and losses. Customer-related fees increased by $21 million, or 17%, from the first quarter of 2019 to the first quarter of 2020, while non customer-related fees decreased by $19 million from $10 million to a negative $9 million during the same period.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents a comparison of the major components of noninterest income.
NONINTEREST INCOME

	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2020	2019

Commercial account fees	$31	$30	$1	3%
Card fees	21	22	(1)	(5)
Retail and business banking fees	19	18	1	6
Loan-related fees and income	26	16	10	63
Capital markets and foreign exchange fees	24	17	7	41
Wealth management and trust fees	16	14	2	14
Other customer-related fees	6	5	1	20
Customer-related fees	143	122	21	17
Dividends and other income	(3)	9	(12)	NM
Securities gains (losses), net	(6)	1	(7)	NM
Total noninterest income	$134	$132	$2	2%
Customer-related fees increased $21 million primarily due to a $10 million increase in loan-related fees and income as a result of increased mortgage originations and sales, and a $7 million increase in capital markets and foreign exchange fees resulting largely from customer interest rate swaps fees. Mortgage originations and sales increased due to increased origination volume and sales, largely the result of our efforts during the past two years to streamline and simplify our origination process using automation, as well as our increased focus at the branch level to offer mortgage products to a wider range of customers. Wealth management and trust fees increased by $2 million primarily from increased corporate and personal trust income. Fees from customer card usage declined from the prior year period, attributable in part to reduced economic activity in March 2020.
Dividends and other income decreased $12 million from the prior year period, to a negative $3 million. In the first quarter of 2020, the Bank recognized an $11 million negative credit valuation adjustment on client-related interest rate swaps, compared with a $3 million negative credit valuation adjustment in the prior year period. This change reflects the decline in interest rates during the past year and increased client activity, which significantly increased the value of, and the Bank’s credit exposure to, the client-related interest rate swaps. Securities losses of $6 million in the first quarter of 2020 were a result of decreases in the fair value of the Bank’s Small Business Investment Company (“SBIC”) investments.
Noninterest Expense
Noninterest expense decreased by $22 million, or 5%, from the first quarter of 2019 to the first quarter of 2020, reflecting our ongoing efforts to reduce expenses and streamline operations. Adjusted noninterest expense decreased $24 million, or 6%, over the same period. The following schedule presents a comparison of the major components of noninterest expense.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NONINTEREST EXPENSE

	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2020	2019

Salaries and employee benefits	$274	$287	$(13)	(5)%
Occupancy, net	33	33	—	—
Furniture, equipment and software, net	32	32	—	—
Other real estate expense, net	—	(1)	1	NM
Credit-related expense	4	6	(2)	(33)
Professional and legal services	12	11	1	9
Advertising	3	5	(2)	(40)
FDIC premiums	5	6	(1)	(17)
Other	45	51	(6)	(12)
Total noninterest expense	$408	$430	$(22)	(5)%
Adjusted noninterest expense [1]	$407	$431	$(24)	(6)%
1 For information on non-GAAP financial measures, see “GAAP to Non-GAAP Reconciliations” on page 6.
Noninterest expense decreased from the first quarter of 2019 to the first quarter of 2020 primarily as a result of a $13 million decrease in salaries and employee benefits and a $6 million decrease in other noninterest expense. The decrease from the first quarter of 2019 in salaries and employee benefits was primarily due to a $7 million decrease in incentive compensation and a $3 million decrease in the expected profit-sharing contribution to the employee 401(k) plan. Full-time equivalent employees decreased from 10,204 to 9,879 from the first quarter of 2019 to the first quarter of 2020 primarily as a result of the 5% workforce reduction announced in October 2019. However, base salaries did not decline 5% from the prior year first quarter due to the effects of inflation and merit increases and more working days during the current quarter. Other noninterest expense declined as a result of decreased travel and entertainment, donations, and other miscellaneous expenses. Both credit-related expense and advertising expense decreased by $2 million.
The Bank’s efficiency ratio was 57.7% in the first quarter of 2020 compared with 60.2% in the first quarter of 2019 and 61.3% in the fourth quarter of 2019. Adjusted noninterest expense for the first quarter of 2020 decreased $24 million, or 6%, to $407 million, compared with $431 million for the same prior year period. To arrive at adjusted noninterest expense, GAAP noninterest expense is adjusted to exclude certain expense items, which are the same as those items excluded in arriving at the efficiency ratio (see “GAAP to Non-GAAP Reconciliations” on page 6 for more information regarding the calculation of the efficiency ratio).
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
Income Taxes
Income tax expense for the first quarter of 2020 was $2 million compared with $61 million for the same prior year period as a result of lower income during the first quarter of 2020. The effective income tax rates were 12.5% and 22.3% for the first quarters of 2020 and 2019, respectively, as a result of the proportional increase in nontaxable items and tax credits relative to pretax book income as compared to the prior year period. Note 13 of the Notes to Consolidated Financial Statements contains additional information about the factors that influenced the income tax rates and information about deferred income tax assets and liabilities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Preferred Stock Dividends
Preferred stock dividends have been consistent over the past year and were $8 million for both the first quarters of 2020 and 2019.
BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets while keeping non-earning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases.
For information regarding the average balances of our interest-earning assets, the amount of revenue generated by them, and their respective yields, see the average balance sheet on page 15.
Average interest-earning assets were $65.4 billion for the first three months of 2020, compared with $64.2 billion for the first three months of 2019. Average interest-earning assets as a percentage of total average assets for the first three months of 2020 and 2019 were 93% and 94%, respectively.
Average loans were $48.8 billion and $47.2 billion for the first three months of 2020 and 2019, respectively. Average loans as a percentage of total average assets for the first three months of 2020 were 70%, compared with 69% in the same prior year period.
Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, increased by 59% to $2.0 billion for the first three months of 2020, compared with $1.3 billion for the first three months of 2019. Average securities decreased by 8% for the first three months of 2020, compared with the first three months of 2019.
Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk, in addition to generating revenue for the Bank. Refer to the “Liquidity Risk Management” section on page 35 for additional information on management of liquidity and funding. The following schedule presents a profile of our investment securities portfolio. The amortized cost amounts represent the original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 3 of our 2019 Annual Report on Form 10-K.
INVESTMENT SECURITIES PORTFOLIO

	March 31, 2020			December 31, 2019
(In millions)	Par value	Amortized cost	Estimated fair value	Par value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$585	$585	$587	$592	$592	$597
Available-for-sale
U.S. Treasury securities	25	25	25	25	25	25
U.S. Government agencies and corporations:
Agency securities	1,347	1,347	1,367	1,301	1,301	1,302
Agency guaranteed mortgage-backed securities	9,807	9,918	10,136	9,406	9,518	9,559
Small Business Administration loan-backed securities	1,308	1,418	1,381	1,414	1,535	1,495
Municipal securities	1,162	1,265	1,299	1,175	1,282	1,319
Other debt securities	25	25	23	25	25	25
Total available-for-sale	13,674	13,998	14,231	13,346	13,686	13,725
Total investment securities	$14,259	$14,583	$14,818	$13,938	$14,278	$14,322

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amortized cost of investment securities at March 31, 2020 increased by 2% from the balances at December 31, 2019. Approximately 29% of the investment securities are floating-rate as of March 31, 2020.
The investment securities portfolio includes $324 million of net premium that is distributed across various asset classes as illustrated in the preceding schedule. Premium amortization for the three months ended March 31, 2020, was $28 million, compared with $31 million for the same period in 2019.
As of March 31, 2020, under the GAAP fair value accounting hierarchy, 0.2% of the $14.2 billion fair value of the AFS securities portfolio was valued at Level 1, 99.8% was valued at Level 2, and there were no Level 3 AFS securities. At December 31, 2019, 0.2% of the $13.7 billion fair value of AFS securities portfolio was valued at Level 1, 99.8% was valued at Level 2, and there were no Level 3 AFS securities. See Note 3 of our 2019 Annual Report on Form 10-K for further discussion of fair value accounting.
Exposure to State and Local Governments
We provide multiple products and services to state and local governments (referred to collectively as “municipalities”), including deposit services, loans, and investment banking services, and we invest in securities issued by the municipalities. The following schedule summarizes our exposure to state and local municipalities:
MUNICIPALITIES

(In millions)	March 31, 2020	December 31, 2019

Loans and leases	$2,483	$2,393
Held-to-maturity – municipal securities	584	592
Available-for-sale – municipal securities	1,299	1,319
Trading account – municipal securities	135	107
Unfunded lending commitments	326	200
Total direct exposure to municipalities	$4,827	$4,611
At March 31, 2020, no municipal loans were on nonaccrual. Most of the municipal loan and lease portfolio is secured by real estate, equipment, or is a general obligation of a municipal entity. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.
Foreign Exposure and Operations
Our credit exposure to foreign sovereign risks and total foreign credit exposure is not significant. We also do not have significant foreign exposure to derivative counterparties. We had no foreign deposits at March 31, 2020 and December 31, 2019.
Loan Portfolio
For the first three months of 2020 and 2019, average loans accounted for 70% and 69%, respectively, of total average assets. As presented in the following schedule, the largest category was commercial and industrial loans, which constituted 31% of our loan portfolio at March 31, 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
LOAN PORTFOLIO

	March 31, 2020		December 31, 2019
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$15,533	31.1%	$14,760	30.3%
Leasing	331	0.7	334	0.7
Owner-occupied	8,045	16.1	7,901	16.2
Municipal	2,483	5.0	2,393	4.9
Total commercial	26,392	52.9	25,388	52.1
Commercial real estate:
Construction and land development	2,257	4.5	2,211	4.5
Term	9,484	19.0	9,344	19.2
Total commercial real estate	11,741	23.5	11,555	23.7
Consumer:
Home equity credit line	2,958	5.9	2,917	6.0
1-4 family residential	7,567	15.1	7,568	15.6
Construction and other consumer real estate	629	1.3	624	1.3
Bankcard and other revolving plans	488	1.0	502	1.0
Other	152	0.3	155	0.3
Total consumer	11,794	23.6	11,766	24.2
Total net loans	$49,927	100.0%	$48,709	100.0%
Loan portfolio growth during the first three months of 2020 was widespread across loan products and geographies, with particular strength in commercial and industrial, municipal, construction and land development, term commercial real estate ("CRE"), and commercial owner-occupied. The growth in the loan portfolio during the first three months of 2020 was primarily at CB&T and Amegy Bank (“Amegy”).
Other Noninterest-Bearing Investments
During the first three months of 2020, the Bank increased its short-term borrowings with the Federal Home Loan Bank (“FHLB”) by $1.2 billion. This increase also led to a $48 million increase in FHLB activity stock. Aside from this increase and a decrease in SBIC investments, other noninterest-bearing investments remained relatively stable as illustrated in the following schedule.
The $52 million book value of Farmer Mac stock is composed of $37 million of Class C stock and $15 million of Class A stock. As a result of the merger of our former bank holding company into the Bank effective September 30, 2018, we agreed to dispose of our Class C stock in order to resolve questions about the permissibility of national bank investments in such shares. We initiated sales of Class C stock in the first quarter of 2020, selling $0.5 million book value of the stock, and recently received conditional regulatory approval to extend the original sale deadline from September 30, 2020 to a date we believe will enable an orderly liquidation of our Class C stock.
OTHER NONINTEREST-BEARING INVESTMENTS

(In millions)	March 31, 2020	December 31, 2019

Bank-owned life insurance	$527	$525
Federal Home Loan Bank stock	98	50
Federal Reserve stock	99	107
Farmer Mac stock	52	47
SBIC investments	125	154
Non-SBIC investment funds	12	12
Other	3	3
Total other noninterest-bearing investments	$916	$898

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Premises, Equipment, and Software
Net premises, equipment, and software increased $2 million, or 0.2%, during the first three months of 2020. In 2017, the Bank implemented the first phase of our core lending and deposit systems replacement project, which replaced the Bank’s primary consumer lending systems. During the first quarter of 2019, the Bank successfully implemented the second phase of this project by replacing its primary commercial and CRE lending systems. With this milestone reached, we now have substantially all our retail, commercial and CRE loans on a new modern core platform. The Bank is well underway with the project to convert its deposit servicing system by 2022. The total core replacement project spend amount is comprised of both capitalized amounts and amounts that are expensed as incurred. The useful life for most of the capitalized costs is 10 years. The following schedule shows the total amount of costs capitalized, less accumulated depreciation, by phase for the core replacement project.

	March 31, 2020
(In millions)	Phase 1	Phase 2	Phase 3	Total
Capitalized costs for the core replacement project
Total amount capitalized, less accumulated depreciation	$52	$81	$67	$200
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Bank. Average total deposits for the first three months of 2020 increased by 6%, compared with the first three months of 2019, with average interest-bearing deposits increasing by 9% and average noninterest-bearing deposits increasing by 2%. The average interest rate paid for interest-bearing deposits was 13 bps lower during the first three months of 2020, compared with the first three months of 2019.
Demand, savings, and money market deposits were 93% and 92% of total deposits at March 31, 2020 and December 31, 2019, respectively. At March 31, 2020 and December 31, 2019, total deposits included $2.0 billion and $2.3 billion, respectively, of brokered deposits. See “Liquidity Risk Management” on page 35 for additional information on funding and borrowed funds.
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
Management applies various strategies to reduce the risks to which the Bank’s operations are exposed, including credit risk, interest rate and market risk, liquidity risk, strategic risk, business and corporate governance risk, operational/technology risk, cyber risk, capital/financial reporting risk, legal/compliance risk (including regulatory risk); and reputational risk. These risks are overseen by the various management committees of which the Enterprise Risk Management Committee is the focal point for the monitoring and review of enterprise risk. For a more comprehensive discussion of these risks, see “Risk Factors” in our 2019 Annual Report on Form 10-K.
Credit Risk Management
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. Credit risk arises primarily from our lending activities, as well as from off-balance sheet credit instruments. For a more comprehensive discussion of credit risk management, see “Credit Risk Management” in our 2019 Annual Report on Form 10-K.
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration (“SBA”), Federal Housing Authority, Veterans’ Administration, Export-Import Bank of

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
the U.S., and the U.S. Department of Agriculture. As of March 31, 2020, the principal balance of these loans was $590 million, and the guaranteed portion of these loans was $439 million. Most of these loans were guaranteed by the SBA. The following schedule presents the composition of government agency guaranteed loans and does not include any loans related to the aforementioned Paycheck Protection Program.
GOVERNMENT GUARANTEES

(Dollar amounts in millions)	March 31, 2020	Percent guaranteed	December 31, 2019	Percent guaranteed

Commercial	$566	74%	$555	74%
Commercial real estate	17	76	18	78
Consumer	7	100	7	100
Total loans	$590	74%	$580	75%
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	March 31, 2020		December 31, 2019
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Retail trade	$2,782	10.5%	$2,606	10.3%
Real estate, rental and leasing	2,382	9.0	2,401	9.5
Manufacturing	2,245	8.5	2,160	8.5
Healthcare and social assistance	2,047	7.8	1,916	7.5
Finance and insurance	2,026	7.7	1,837	7.2
Wholesale trade	1,729	6.6	1,639	6.4
Transportation and warehousing	1,488	5.6	1,454	5.7
Utilities[1]	1,475	5.6	1,411	5.6
Mining, quarrying, and oil and gas extraction	1,381	5.2	1,429	5.6
Construction	1,288	4.9	1,158	4.6
Public administration	1,272	4.8	1,189	4.7
Professional, scientific, and technical services	1,035	3.9	950	3.7
Hospitality and food services	1,014	3.8	983	3.9
Other services (except public administration)	892	3.4	890	3.5
Other[2]	3,336	12.7	3,365	13.3
Total	$26,392	100.0%	$25,388	100.0%
1 Includes primarily utilities, power, and renewable energy.
2 No other industry group exceeds 3.2%.
Oil and Gas-Related Exposure
Various industries represented in the previous schedule, including mining, quarrying and oil and gas extraction, manufacturing, and transportation and warehousing, contain certain loans we categorize as oil and gas-related. At March 31, 2020, we had approximately $4.6 billion of total oil and gas-related credit exposure. The distribution of oil and gas-related loans by customer market segment is shown in the following schedule:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
OIL AND GAS-RELATED EXPOSURE 1

(in millions)	March 31, 2020		December 31, 2014

Loans and leases	Amount	Percent	Amount	Percent
Upstream	$1,025	40%	$1,107	36%
Midstream	889	34	579	19
Oil and gas services	470	18	1,277	41
Downstream	195	8	110	4
Total loan and lease balances	2,579	100%	3,073	100%
Unfunded lending commitments	2,039		2,700
Total oil and gas-related credit exposure	$4,618		$5,773

Credit quality measures
Classified loan ratio	3.4%		4.4%
Nonaccrual loan ratio	0.7%		0.6%
Ratio of nonaccrual loans that are current	70.6%		58.8%
Net charge-offs, annualized [2]	0.2%		—%
1 Because many borrowers operate in multiple businesses, judgment has been applied in characterizing a borrower as oil and gas-related, including a particular segment of oil and gas-related activity, e.g., upstream or midstream; typically, 50% of revenues coming from the oil and gas sector is used as a guide.
2 Calculated as the ratio of annualized net charge-offs for each respective period to loan balances at each period end.
At March 31, 2020, oil and gas-related loans represented approximately 5% of the total loan portfolio, compared with 8% at December 31, 2014, or the beginning of the last energy cycle. Due to active risk management of the portfolio, the mix of oil and gas-related loans at March 31, 2020 consists of 40% upstream, 34% midstream, 18% oil and gas-related services, and 8% downstream, compared with 36%, 19%, 41%, and 4%, respectively, at December 31, 2014.
We use disciplined underwriting practices to mitigate the risk associated with upstream lending activities. Upstream loans are made to reserve-based borrowers where approximately 85% of those loans are collateralized by the value of the borrower’s oil and gas reserves.
For the first quarter of 2020, the classified oil and gas-related loan ratio was 3.4%, oil and gas-related net charge-offs were $1 million, and the ACL related to oil and gas-related loans exceeded 5%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Real Estate Loans
Select information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	3/31/2020	$1,123	$3,067	$548	$666	$1,613	$1,502	$464	$501	$9,484	80.8%
% of loan type		11.8%	32.3%	5.8%	7.0%	17.0%	15.9%	4.9%	5.3%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2020	0.1%	0.3%	—%	0.2%	0.4%	0.5%	—%	—%	0.3%
	12/31/2019	0.1%	0.1%	—%	0.2%	—%	0.1%	—%	0.2%	0.1%
≥ 90 days	3/31/2020	—%	0.1%	—%	—%	—%	0.1%	—%	0.2%	—%
	12/31/2019	—%	0.1%	—%	—%	—%	—%	—%	0.2%	—%
Accruing loans past due 90 days or more	3/31/2020	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2019	—	—	—	—	—	—	—	—	—
Nonaccrual loans	3/31/2020	$—	$4	$—	$—	$3	$5	$—	$3	$15
	12/31/2019	—	3	—	—	3	6	—	4	16
Residential construction and land development
Balance outstanding	3/31/2020	$117	$262	$76	$—	$234	$139	$10	$24	$862	7.3%
% of loan type		13.6%	30.4%	8.8%	—%	27.1%	16.1%	1.2%	2.8%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2020	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2019	—%	1.2%	—%	—%	—%	—%	—%	—%	0.4%
≥ 90 days	3/31/2020	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
Accruing loans past due 90 days or more	3/31/2020	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2019	—	—	—	—	—	—	—	—	—
Nonaccrual loans	3/31/2020	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2019	—	—	—	—	—	—	—	—	—
Commercial construction and land development
Balance outstanding	3/31/2020	$144	$237	$67	$109	$310	$380	$88	$60	$1,395	11.9%
% of loan type		10.3%	17.0%	4.8%	7.8%	22.2%	27.3%	6.3%	4.3%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2020	—%	0.4%	—%	—%	—%	—%	—%	—%	0.1%
	12/31/2019	—%	0.4%	—%	—%	—%	0.2%	—%	—%	0.1%
≥ 90 days	3/31/2020	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
Accruing loans past due 90 days or more	3/31/2020	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2019	—	—	—	—	—	—	—	—	—
Nonaccrual loans	3/31/2020	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2019	—	—	—	—	—	—	—	—	—
Total construction and land development	3/31/2020	$261	$499	$143	$109	$544	$519	$98	$84	$2,257
Total commercial real estate	3/31/2020	$1,384	$3,566	$691	$775	$2,157	$2,021	$562	$585	$11,741	100.0%
1 No other geography exceeds $87 million for all three loan types.
2 Delinquency rates include nonaccrual loans.
At March 31, 2020, our CRE construction and land development and term loan portfolios represent approximately 24% of the total loan portfolio. The majority of our CRE loans are secured by real estate located within our geographical footprint. Approximately 21% of the CRE loan portfolio matures in the next 12 months. Construction

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
and land development loans generally mature in 18 to 36 months and contain full or partial recourse guarantee structures with one to five-year extension options or roll-to-perm options that often result in term debt. Term CRE loans generally mature within a three to seven-year period and consist of full, partial, and non-recourse guarantee structures. Typical term CRE loan structures include annually-tested operating covenants that require loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value tests.
Approximately $149 million, or 7%, of the construction and land development portfolio at March 31, 2020 consists of land acquisition and development loans. Most of these land acquisition and development loans are secured by specific retail, apartment, office, or other projects. For a more comprehensive discussion of CRE loans, see the “Commercial Real Estate Loans” section in our 2019 Annual Report on Form 10-K.
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
We are also engaged in Home Equity Credit Line (“HECL”) lending. At March 31, 2020 and December 31, 2019, our HECL portfolio totaled $3.0 billion and $2.9 billion, respectively. The following schedule describes the composition of our HECL portfolio by lien status.
HECL PORTFOLIO BY LIEN STATUS

(In millions)	March 31, 2020	December 31, 2019

Secured by first deeds of trust	$1,410	$1,392
Secured by second (or junior) liens	1,548	1,525
Total	$2,958	$2,917
At March 31, 2020, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.
Approximately 89% of our HECL portfolio is still in the draw period, and approximately 18% of those loans are scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The annualized ratio of net charge-offs to average balances for the first three months of 2020 and 2019 for the HECL portfolio was 0.00% and (0.09)%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned (“OREO”) increased to 0.56% at March 31, 2020, compared with 0.51% at December 31, 2019.
Total nonaccrual loans at March 31, 2020 increased $31 million from December 31, 2019, primarily in the commercial and industrial loan portfolio at CB&T and Vectra.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	March 31, 2020	December 31, 2019

Nonaccrual loans [1]	$274	$243
Other real estate owned	6	8
Total nonperforming assets	$280	$251
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	0.56%	0.51%
Accruing loans past due 90 days or more	$8	$10
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.02%	0.02%
Nonaccrual loans and accruing loans past due 90 days or more	$282	$253
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases[1]	0.56%	0.52%
Accruing loans past due 30-89 days	$135	$75
Nonaccrual loans[1] current as to principal and interest payments	58.5%	53.1%
1 Includes loans held for sale.
Restructured Loans
Troubled debt restructurings (“TDRs”) are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for whom we have granted a concession that we would not otherwise consider. TDRs increased $14 million, or 9%, during the first three months of 2020. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.
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
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	March 31, 2020	December 31, 2019

Restructured loans – accruing	$79	$78
Restructured loans – nonaccruing	88	75
Total	$167	$153
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended March 31,
(In millions)	2020	2019

Balance at beginning of period	$153	$202
New identified TDRs and principal increases	27	6
Payments and payoffs	(10)	(28)
Charge-offs	—	(4)
No longer reported as TDRs	(2)	—
Sales and other	(1)	(2)
Balance at end of period	$167	$174
COVID-19 modifications
As described previously, we have developed various debt relief programs for our borrowers that have been adversely impacted by the COVID-19 pandemic. Consistent with recent accounting and regulatory guidance, loan modifications provided to borrowers experiencing financial difficulties exclusively related to the COVID-19 pandemic, in which we provide certain short-term modifications or payment deferrals, are not classified as TDRs. Approximately 3% of total loan balances (across most loan types and industries) have been processed for modifications or payment deferrals as of April 26, 2020, and we expect additional payment deferral requests.
Allowance for Credit Losses
In analyzing the adequacy of the ALLL, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, our loan and lease portfolio is broken into segments based on loan type.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:
SUMMARY OF LOAN LOSS EXPERIENCE

(Dollar amounts in millions)	Three Months Ended March 31, 2020	Twelve Months Ended December 31, 2019	Three Months Ended March 31, 2019

Loans and leases outstanding (net of unearned income)	$49,927	$48,709	$47,606
Average loans and leases outstanding (net of unearned income)	$48,797	$48,265	$47,171
Allowance for loan losses:
Balance at beginning of period[1]	$497	$495	$495
Provision for loan losses	240	37	2
Charge-offs:
Commercial	10	57	8
Commercial real estate	—	4	1
Consumer	3	17	3
Total	13	78	12
Recoveries:
Commercial	4	25	6
Commercial real estate	—	6	3
Consumer	2	10	3
Total	6	41	12
Net loan and lease charge-offs (recoveries)	7	37	—
Balance at end of period	$730	$495	$497
Ratio of annualized net charge-offs to average loans and leases	0.06%	0.08%	—%
Ratio of allowance for loan losses to net loans[2] and leases, at period end	1.46%	1.02%	1.04%
Ratio of allowance for loan losses to nonaccrual loans[2], at period end	266%	204%	212%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	259%	196%	205%
1 Beginning balances at March 31, 2020 for the allowance for loan losses do not agree to their respective ending balances at December 31, 2019 because of the adoption of the CECL accounting standard.
2 Does not include loans held for sale.
The total ALLL increased during the first three months of 2020 by $235 million as a result of the uncertain economic impact related to the effects of the COVID-19 pandemic and the prolonged stress in energy prices.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. At March 31, 2020, the reserve was $47 million, a decrease of $12 million from December 31, 2019, and March 31, 2019, respectively.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
At December 31, 2019 we had $1.5 billion of fixed-to-floating interest rate swaps hedging long-term debt (effectively converting the fixed-rate debt into floating-rate debt). In late March 2020, we terminated $1.0 billion of swaps (i.e. two $500 million swaps with maturities in August 2021 and February 2022). As a result, the unamortized cumulative basis adjustment of $36 million on the debt at the time of the terminations will be amortized as an adjustment to interest expense through the maturity of the debt, thereby reducing the effective interest rate. For more information on derivatives designated as qualifying hedges, see Note 7 – Derivative Instruments and Hedging Activities.
The schedule below presents all derivatives utilized in our asset-liability management ("ALM") activities that are designated in qualifying hedging relationships as defined by GAAP as of March 31, 2020 and December 31, 2019. The schedule includes the notional amount, fair value, and the weighted-average receive-fixed rate for each category of interest rate derivatives, shown by maturity for the next five years.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	March 31, 2020
		Contractual Maturity
(Dollar amounts in millions)	Total	2020	2021	2022	2023	2024	Thereafter	Maturities-to-date 2020
Cash flow hedges
Receive-fixed interest rate swaps
Net fair value[1]	$135	$1	$1	$83	$18	$32	$—	$—
Total notional amount	3,538	388	50	2,400	300	400	—	50
Weighted-average fixed-rate	2.06%	1.55%	1.81%	2.06%	2.35%	2.35%	—%	1.58%

Fair value hedges
Receive-fixed interest rate swaps
Net fair value[1]	$45	$—	$—	$—	$—	$—	$45	$—
Total notional amount	500	—	—	—	—	—	500	—
Weighted-average fixed-rate	1.70%	—%	—%	—%	—%	—%	1.70%	—%

Total ALM interest rate derivatives
Net fair value[1]	$180	$1	$1	$83	$18	$32	$45	$—
Total notional amount	4,038	388	50	2,400	300	400	500	50

	December 31, 2019
		Contractual Maturity
(Dollar amounts in millions)	Total	2020	2021	2022	2023	2024	Thereafter	Matured in 2019
Cash flow hedges
Receive-fixed interest rate swaps
Net fair value[1]	$48	$—	$—	$27	$8	$13	$—	$—
Total notional amount	3,588	438	50	2,400	300	400	—	200
Weighted-average fixed-rate	2.05%	1.56%	1.81%	2.06%	2.35%	2.35%	—%	1.62%

Fair value hedges
Receive-fixed interest rate swaps
Net fair value[1]	$9	$—	$10	$9	$—	$—	$(10)	$—
Total notional amount	1,500	—	500	500	—	—	500	—
Weighted-average fixed-rate	2.39%	—%	2.99%	2.46%	—%	—%	1.70%	—%

Total ALM interest rate derivatives
Net fair value[1]	$57	$—	$10	$36	$8	$13	$(10)	$—
Total notional amount	5,088	438	550	2,900	300	400	500	200
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
EaR is an estimate of the change in total net interest income that would be recognized under different interest rate environments over a one-year period. This simulated impact to net interest income due to a change in rates uses as its base a modeled net interest income that is not necessarily the same as the most recent quarter's or year's reported

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
net interest income. Rather, EaR employs estimated net interest income under an unchanged interest rate scenario as the basis for comparison. The EaR process then simulates changes to the base net interest income under several interest rate scenarios, including parallel and nonparallel interest rate shifts across the yield curve, taking into account deposit repricing assumptions and estimates of the possible exercise of embedded options within the portfolio (e.g., a borrower’s ability to refinance a loan under a lower-rate environment). The EaR model does not contemplate changes in fee income that are amortized into interest income (e.g. premiums, discounts, origination points and costs, etc.). Our policy contains a trigger for a 10% decline in rate-sensitive income as well as a risk capacity of a 13% decline if rates were to immediately rise or fall in parallel by 200 bps. As of December 31, 2018 the EaR declined by 12% for a 200 bps decline in rates. This trigger violation informed our decision to move to a less asset-sensitive position throughout 2019 and into 2020. As of March 31, 2020 the EaR declined by 6% for a 200 bps decline in rates.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
DEPOSIT ASSUMPTIONS

	March 31, 2020
Product	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	4.0%	3.1%
Money market	5.3%	1.8%
Savings and interest-on-checking	3.4%	2.4%
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows EaR, or percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	March 31, 2020
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(5.6)%	—%	6.4%	11.1%	15.2%
1 Assumes rates cannot go below zero in the negative rate shift.
For non-maturity interest-bearing deposits, the weighted average modeled beta is 25%. If the weighted average deposit beta were to increase 6%, the EaR in the +100 bps rate shock would change from 6.4% to 5.6%.
For comparative purposes, the December 31, 2019 measures are presented in the following schedule.

	December 31, 2019
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(4.6)%	—%	3.0%	6.0%	8.9%
1 Assumes rates cannot go below zero in the negative rate shift.
The asset sensitivity as measured by EaR increased quarter over quarter primarily due to changes in the deposit beta for money market accounts. The lower beta is consistent with our prior experience with the Fed Fund Target in the range of 0%-0.25%.
The EaR analysis focuses on parallel rate shocks across the term structure of rates. The yield curve typically does not move in a parallel manner. If we consider a flattening rate shock where the short-term rate moves +200 bps but the ten-year rate only moves +30 bps, the earnings increase is 41% less over 24 months compared with the parallel +200 bps rate shock.
CHANGES IN ECONOMIC VALUE OF EQUITY
As of the dates indicated, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps. For non-maturity interest-bearing deposits, the weighted average modeled beta is 25%. If the weighted average deposit beta were to increase 6% it would change the EVE in the +100 bps rate shock from 4.2% to 3.1%. In the -100 bps rate shock the EVE would increase due to the fact that we cap the value of our indeterminate deposits at their par value, or equivalently we assume no premium would be required to dispose of these liabilities given that depositors could be repaid at par. Since our assets increase in value as rates fall and the majority of our liabilities are indeterminate deposits, EVE increases disproportionately.

	March 31, 2020
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Economic Value of Equity	12.7%	—%	4.2%	4.8%	4.1%
1 Assumes rates cannot go below zero in the negative rate shift.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
For comparative purposes, the December 31, 2019 measures are presented in the following schedule. The changes in EVE measures from December 31, 2019 are primarily driven by the behavior of the deposit models. For non-maturity deposits, the deposit premium (or discount below par value) is floored at zero in a low-rate environment.

	December 31, 2019
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Economic Value of Equity	8.0%	—%	1.1%	0.4%	(0.6)%
1 Assumes rates cannot go below zero in the negative rate shift.
Our focus on business banking also plays a significant role in determining the nature of the Bank’s asset-liability management posture. At March 31, 2020, $23 billion of the Bank’s commercial lending and CRE loan balances were scheduled to reprice in the next three months. Of these variable-rate loans approximately 98% are tied to either the prime rate or LIBOR. For these variable-rate loans we have executed $3.5 billion of cash flow hedges by receiving fixed rates on interest rate swaps or through purchased interest rate floors. Additionally, asset sensitivity is reduced due to $972 million of variable-rate loans being priced at floored rates at March 31, 2020, which were above the “index plus spread” rate by an average of 26 bps. At March 31, 2020, we also had $3.3 billion of variable-rate consumer loans scheduled to reprice in the next three months. Of these variable-rate consumer loans approximately $1.2 billion were priced at floored rates, which were above the “index plus spread” rate by an average of 35 bps.
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
At March 31, 2020, we had a relatively small amount, $160 million, of trading assets and $18 million of securities sold, not yet purchased, compared with $182 million and $66 million, respectively, at December 31, 2019.
We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During the first quarter of 2020, the after-tax change in AOCI attributable to AFS securities increased by $147 million, due largely to changes in the interest rate environment, compared with a $121 million increase in the same prior year period.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Because the fair value of these securities may fall below our investment costs, we are exposed to the possibility of loss. Equity investments in private and public companies are approved, monitored and evaluated by the Bank’s Equity Investment Committee consisting of members of management.
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various small business investment company ("SBIC") venture capital funds. Our equity exposure to these investments was $125 million and $154 million at March 31, 2020 and December 31, 2019, respectively. On occasion, some of the companies within our SBIC investments may issue an initial public offering. In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce additional market risk.
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
The Bank continues to perform liquidity stress tests and assess its portfolio of highly liquid assets (sufficient to cover 30-day funding needs under the stress scenarios). At March 31, 2020, our investment securities portfolio of $15.0 billion and cash and money market investments of $2.5 billion collectively comprised 24% of total assets.
The Bank’s consolidated cash, interest-bearing deposits held as investments, and security resell agreements were $2.5 billion at March 31, 2020 compared to $1.8 billion at December 31, 2019 and $1.6 billion at March 31, 2019. During the first quarter 2020 sources of cash were from (1) short-term funds borrowed and (2) an increase in deposits. Uses of cash during the same period were primarily from (1) loan originations, (2) an increase in investment securities, (3) repurchases of our common stock, and (4) dividends on common and preferred stock.
Total deposits were $57.5 billion at March 31, 2020 compared to $57.1 billion at December 31, 2019 and $54.5 billion at March 31, 2019. The increase for the first quarter of 2020 was a result of a $804 million and $111 million increase in noninterest-bearing demand deposits and savings and money market deposits, respectively, partially offset by a $482 million decrease in time deposits. The Bank’s core deposits, consisting of noninterest-bearing demand deposits, savings and money market deposits, and time deposits under $250,000, was $54.8 billion at March 31, 2020 compared with $53.9 billion at December 31, 2019 and $51.1 billion at March 31, 2019.
At March 31, 2020, maturities of our long-term senior and subordinated debt ranged from August 2021 to October 2029.
The Bank’s cash payments for interest, reflected in operating expenses, decreased to $88 million during the first quarter of 2020 from $95 million during the first quarter of 2019. This decrease is primarily due to lower interest rates paid on deposits and borrowed funds and lower borrowed funds. Additionally, the Bank paid approximately $66 million of dividends on preferred stock and common stock for both the first quarters of 2020 and 2019. Dividends paid per common share increased from $0.30 in the first quarter of 2019 to $0.34 in the first quarter of 2020. In May 2020, the Board approved a quarterly common dividend of $0.34 per share.
General financial market and economic conditions impact our access to and cost of external financing. Access to funding markets for the Bank is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. All of the credit rating agencies rate the Bank’s debt at an investment-grade level. Although the Bank’s credit ratings did not change during the first quarter of 2020, Fitch and S&P revised their outlook to Negative from

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Stable due to disruption in economic activity and financial markets from the COVID-19 pandemic and the Bank's oil and gas exposure. The Bank's credit ratings and outlooks are presented in the following schedule.

CREDIT RATINGS
as of April 30, 2020:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

Kroll	Stable	A-	BBB+	K2
S&P	Negative	BBB+	BBB	NR
Fitch	Negative	BBB+	BBB	F1
Moody's	Stable	Baa2	NR	NR
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
The amount available for additional FHLB and Federal Reserve borrowings was approximately $18.2 billion at March 31, 2020 compared to $15.3 billion at December 31, 2019. Loans with a carrying value of approximately $27.8 billion at March 31, 2020 have been pledged at the FHLB of Des Moines and the Federal Reserve as collateral for current and potential borrowings compared with $21.5 billion at December 31, 2019. At March 31, 2020, we had $2.2 billion of short-term FHLB borrowings outstanding and no long-term FHLB or Federal Reserve borrowings outstanding, compared with $1.0 billion of short-term FHLB borrowings and no long-term FHLB or Federal Reserve borrowings outstanding at December 31, 2019. At March 31, 2020, our total investment in FHLB and Federal Reserve stock was $98 million and $99 million, respectively, compared with $50 million and $107 million at December 31, 2019.
Subsequent to March 31, 2020 the Federal Reserve established the Payroll Protection Program Liquidity Facility (PPPLF). Zions has the ability to pledge loans it has made under the SBA's PPP program to the PPPLF and receive term funding matching the term of the pledged loans for the full balance of PPP loans held by the Bank. The PPPLF is therefore an additional source of liquidity with the amount determined by the balance of PPP loans held.
Our AFS investment securities are primarily held as a source of contingent liquidity. We target securities that can be easily turned into cash through sale or repurchase agreements and whose value remains relatively stable during market disruptions. We regularly manage our short-term funding needs through secured borrowing with the securities pledged as collateral. Interest rate risk management is another consideration for selection of investment securities. Our average AFS securities balances decreased by $84 million during the first quarter of 2020.
The Bank’s average loan to average total deposit ratio was 86% at both March 31, 2020 and December 31, 2019, indicating a similar loan and deposit growth pattern for the first quarter of 2020. If our operating, investing and deposit activity do not provide the loan funding required, the Bank will rely on more expensive wholesale funding for a portion of its loan growth. Our use of average borrowed funds (both short- and long-term) increased by $363 million during the first quarter of 2020 as our average deposit growth and average securities decline only partially funded average loan growth over the period.
We may also, from time to time, issue additional preferred stock, senior or subordinated notes or other forms of capital or debt instruments, depending on our capital, funding, asset-liability management or other needs as market conditions warrant and subject to any required regulatory approvals. Management believes that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands. A more comprehensive discussion of liquidity risk management, including certain contractual obligations, is contained in our 2019 Annual Report on Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Operational/Technology and Cyber Risk Management
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
The number and sophistication of attempts to disrupt or penetrate our systems, sometimes referred to as hacking, cyber fraud, cyberattacks, or other similar names continues to grow. To combat the ever increasing sophistication of cyberattacks, we have upgraded key detection software and expanded the number of staff and expertise to monitor and manage cyberattacks. In addition, we have elevated our oversight and internal reporting to the Board and respective committees. We have also implemented an advisory group made up of cyber industry and academic experts to assist us in better managing this critical risk.
While we have significant internal resources, policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, the Bank has experienced security breaches due to cyberattacks in the past and there can be no assurance that any such failure, interruption or security breach will not occur in the future, or, if they do occur, that they will be adequately addressed. It is impossible to determine the potential effects of these events with any certainty but any such breach could result in material adverse consequences for the Bank and its customers.
For a more comprehensive discussion of operational/technology and cyber risk management see our 2019 Annual Report on Form 10-K.
CAPITAL MANAGEMENT
Overview
We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence. The Bank has a fundamental financial objective to consistently produce superior risk-adjusted returns on its shareholders’ capital.
The Bank’s primary regulator is the OCC. The Bank continues to be subject to examinations by the CFPB with respect to consumer financial regulations. Under the National Bank Act and OCC regulations, certain capital transactions may be subject to the approval of the OCC.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Capital Management Actions
Total shareholders’ equity has remained consistent and was $7.5 billion at March 31, 2020 compared to $7.4 billion at December 31, 2019 and $7.6 billion at March 31, 2019. The primary increase during the first quarter of 2020 was $216 million from an increase in the fair value of our AFS securities due largely to changes in the interest rate environment. The primary decreases during the same time period was $75 million from repurchases of Bank common stock from publicly announced plans and $66 million from common and preferred stock dividends paid. Common stock and additional paid-in capital decreased $67 million, or 2%, during the first quarter of 2020 primarily due to the Bank common stock repurchases.
During the first quarter of 2020, the Bank repurchased 1.7 million shares of common stock, or 1% of common stock outstanding as of December 31, 2019, for $75 million at an average price of $45.02 per share. The Bank expects to maintain the appropriate amount of capital to cover inherent risk, while distributing excess capital to shareholders through dividends and share repurchases. The timing and amount of additional common share repurchases will be subject to various factors, including the Bank's financial performance, business needs, prevailing economic conditions, and OCC approval. The magnitude, timing and form of capital return will be determined by the Board. Shares may be repurchased occasionally in the open market, through privately negotiated transactions, utilizing Rule 10b5-1 plans or otherwise.
The Bank paid common dividends of $56 million during both the first quarters of 2020 and 2019. In May 2020 the Board of Directors declared a quarterly dividend of $0.34 per common share payable on May 21, 2020 to shareholders of record on May 8, 2020. The Bank also paid dividends on preferred stock of $10 million for both the first quarters of 2020 and 2019. See Note 9 for additional detail about capital management transactions during the first quarter of 2020.
As of March 31, 2020, the Bank had 29.2 million ZIONW common stock warrants outstanding with an exercise price of $33.67 which expire on May 22, 2020. Each warrant is equivalent to 1.09 common shares. The exercise of the common stock warrants is cashless as the warrants are settled on a net share basis and will increase average basic shares. The impact of the common stock warrants is already considered in the average dilutive shares.
The following schedule presents diluted shares from the outstanding common stock warrants at March 31, 2020 at various Zions Bancorporation, N.A. common stock market prices as of April 30, 2020, excluding the effect of changes in exercise cost and common stock warrant share multiplier from the future payment of common stock dividends.
IMPACT OF COMMON STOCK WARRANTS

Assumed Zions Bancorporation, N.A. Common Stock Market Price	Diluted Shares (000s)

$30.00	—
35.00	3,678
40.00	7,195
45.00	9,931
50.00	12,120
55.00	13,910
60.00	15,403
65.00	16,665
See Note 9 of the Notes to Consolidated Financial Statements for additional information on our common stock warrants.
Basel III Capital Requirements
The Bank is subject to Basel III capital requirements to maintain adequate levels of capital as measured by several regulatory capital ratios. We met all capital adequacy requirements under the Basel III Capital Rules as of March 31, 2020. The following schedule presents the Bank’s capital and performance ratios as of March 31, 2020,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
December 31, 2019 and March 31, 2019. The application of the interim final rule regarding the adoption of CECL improved our CET1, Tier 1 risk-based and Total risk-based capital ratios by 8 basis points each, and improved our Tier 1 leverage capital ratio by 5 basis points.
CAPITAL RATIOS

	March 31, 2020	December 31, 2019	March 31, 2019

Tangible common equity ratio[1]	8.4%	8.5%	8.8%
Tangible equity ratio[1]	9.2	9.3	9.6
Average equity to average assets (three months ended)	10.7	10.7	11.0
Basel III risk-based capital ratios:
Common equity tier 1 capital	10.0	10.2	11.3
Tier 1 leverage	9.0	9.2	9.9
Tier 1 risk-based	11.0	11.2	12.3
Total risk-based	13.2	13.2	13.5
Return on average common equity (three months ended)	0.3	10.1	11.9
Return on average tangible common equity (three months ended)[1]	0.4	11.8	13.9
1 See “GAAP to Non-GAAP Reconciliations” on page 6 for more information regarding these ratios.
At March 31, 2020, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.2 billion and $7.5 billion, respectively, compared with $6.3 billion and $7.4 billion, respectively, at December 31, 2019. A more detailed discussion of capital management and Basel III requirements, including implications for the Bank, is contained in “Capital Standards – Basel Framework” under Part 1, Item 1, “Capital Management," and Note 15 of the Notes to Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
On January 1, 2020, we adopted ASU 2016-13, or CECL. Upon adoption of the ASU, we recorded the full amount of the ACL for loans and leases of $526 million, compared with $554 million at December 31, 2019, resulting in an after-tax increase to retained earnings of $20 million. The impact of the adoption of CECL for our securities portfolio was less than $1 million. At March 31, 2020, the ACL was $777 million.
The OCC, Federal Reserve, and FDIC issued a joint statement on March 27, 2020, revised on April 7, 2020, with proposed guidance for banking institutions that have adopted CECL in 2020. We adopted the provisions of this interim final rule, which allows banks an adjustment to dampen the impact of CECL adoption on regulatory capital ratios, beginning with the first quarter 2020 financial statements. As a result, we will delay recognizing the full amount of the March 31, 2020 impact of the ACL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of the ACL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. The adoption of these provisions improved our CET1 capital ratio by 8 bps at March 31, 2020.
The CECL allowance is calculated based on quantitative models and management qualitative judgment based on many factors over the life of loan. The primary assumptions of the CECL quantitative model are the economic forecast, the length of the reasonable and supportable forecast period, the length of the reversion period, prepayment rates, and the credit quality of the portfolio.
As a result of this new accounting standard, we expect our ACL will become more volatile primarily because, under the new methodology, the allowance is subject to economic forecasts that may change materially from period to period. Although we believe that our methodology for determining an appropriate level for the allowance adequately addresses the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We estimate CECL over the contractual remaining life of each loan, which considers historical credit loss experience, current conditions, and reasonable and supportable forecasts about the future. We use the following two types of credit loss estimation models:
•Econometric loss models, which rely on statistical analyses of our historical loss experience dependent upon economic factors and other loan-level characteristics. Statistically relevant economic factors vary depending upon the type of loan, but include variables such as unemployment, real estate price indices, energy prices, GDP, etc.
•Loss models that are based on our long-term average historical credit loss experience since 2008, which rely on statistical analyses of our historical loss experience dependent upon loan-level characteristics.
Estimated credit losses during the first 12 months of a loan’s contractual remaining life, or reasonable and supportable period, are derived from the econometric loss models. Over a subsequent 12-month reversion period, we blend the estimated credit losses from the two models on a straight-line basis. For the remaining life of the loan, the estimated credit losses are derived from the long-term average historical credit loss models.
In addition to our quantitative allowance for loan losses, we also consider other qualitative and environmental factors related to current conditions and reasonable and supportable forecasts that may indicate current expected credit losses may differ from the historical information reflected in our quantitative models. Although the qualitative process is subjective, it represents our best estimate of qualitative factors impacting the determination of the ACL as of the financial reporting date.
Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 22 contain further information and more specific descriptions of the processes and methodologies used to estimate the allowance for credit losses.

ITEM 1. FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and due from banks	$730	$705
Money market investments:
Interest-bearing deposits	1,225	743
Federal funds sold and security resell agreements	550	484
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $587 and $597)	585	592
Available-for-sale, at fair value	14,231	13,725
Trading account, at fair value	160	182
Total securities	14,976	14,499
Loans held for sale	140	129
Loans and leases, net of unearned income and fees	49,927	48,709
Less allowance for loan losses	730	495
Loans held for investment, net of allowance	49,197	48,214
Other noninterest-bearing investments	916	898
Premises, equipment and software, net	1,144	1,142
Goodwill and intangibles	1,014	1,014
Other real estate owned	6	8
Other assets	1,569	1,336
Total Assets	$71,467	$69,172
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$24,380	$23,576
Interest-bearing:
Savings and money market	28,901	28,790
Time	4,237	4,719
Total deposits	57,518	57,085
Federal funds purchased and other short-term borrowings	3,765	2,053
Long-term debt	1,795	1,723
Reserve for unfunded lending commitments	47	59
Other liabilities	870	899
Total liabilities	63,995	61,819
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	566	566
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 163,852 and 165,057 shares) and additional paid-in capital	2,668	2,735
Retained earnings	3,979	4,009
Accumulated other comprehensive income (loss)	259	43
Total shareholders’ equity	7,472	7,353
Total liabilities and shareholders’ equity	$71,467	$69,172
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except shares and per share amounts)	Three Months Ended March 31,
	2020	2019
Interest income:
Interest and fees on loans	$532	$570
Interest on money market investments	8	9
Interest on securities	82	96
Total interest income	622	675
Interest expense:
Interest on deposits	51	57
Interest on short- and long-term borrowings	23	42
Total interest expense	74	99
Net interest income	548	576
Provision for credit losses:
Provision for loan losses	240	2
Provision for unfunded lending commitments	18	2
Total provision for credit losses	258	4
Net interest income after provision for credit losses	290	572
Noninterest income:
Commercial account fees	31	30
Card fees	21	22
Retail and business banking fees	19	18
Loan-related fees and income	26	16
Capital markets and foreign exchange fees	24	17
Wealth management and trust fees	16	14
Other customer-related fees	6	5
Customer-related fees	143	122
Dividends and other investment income	(3)	9
Securities gains (losses), net	(6)	1
Total noninterest income	134	132
Noninterest expense:
Salaries and employee benefits	274	287
Occupancy, net	33	33
Furniture, equipment and software, net	32	32
Other real estate expense, net	—	(1)
Credit-related expense	4	6
Professional and legal services	12	11
Advertising	3	5
FDIC premiums	5	6
Other	45	51
Total noninterest expense	408	430
Income before income taxes	16	274
Income taxes	2	61
Net income	14	213
Preferred stock dividends	(8)	(8)
Net earnings applicable to common shareholders	$6	$205
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	164,143	184,767
Diluted shares (in thousands)	172,998	195,241
Net earnings per common share:
Basic	$0.04	$1.10
Diluted	0.04	1.04
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2020	2019

Net income for the period	$14	$213
Other comprehensive income (loss), net of tax:
Net unrealized holding gains on investment securities	147	122
Net unrealized gains (losses) on other noninterest-bearing investments	2	(3)
Net unrealized holding gains on derivative instruments	69	8
Reclassification adjustment for (increase) decrease in interest income recognized in earnings on derivative instruments	(2)	1
Other comprehensive income	216	128
Comprehensive income	$230	$341
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2019	$566	165,057	$—	$2,735	$4,009	$43	$7,353
Net income for the period					14		14
Other comprehensive income, net of tax						216	216
Cumulative effect adjustment, adoption of ASU 2016-13, Credit Losses: Measurement of Credit Losses on Financial Instruments					20		20
Bank common stock repurchased		(1,669)		(75)			(75)
Net shares issued from stock warrant exercises		1
Net activity under employee plans and related tax benefits		463		8			8
Dividends on preferred stock					(8)		(8)
Dividends on common stock, $0.34 per share					(56)		(56)
Balance at March 31, 2020	$566	163,852	$—	$2,668	$3,979	$259	$7,472

Balance at December 31, 2018	$566	187,554	$—	$3,806	$3,456	$(250)	$7,578
Net income for the period					213		213
Other comprehensive loss, net of tax						128	128
Cumulative effect adjustment, adoption of ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities					(3)		(3)
Bank common stock repurchased		(5,506)		(276)			(276)
Net shares issued from stock warrant exercises		1
Net activity under employee plans and related tax benefits		464		11			11
Dividends on preferred stock					(7)		(7)
Dividends on common stock, $0.30 per share					(56)		(56)
Balance at March 31, 2019	$566	182,513	$—	$3,541	$3,603	$(122)	$7,588

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$14	$213
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	258	4
Depreciation and amortization	45	44
Share-based compensation	13	14
Deferred income tax expense (benefit)	(46)	15
Net decrease (increase) in trading securities	22	(210)
Net increase in loans held for sale	(18)	(1)
Change in other liabilities	(13)	(43)
Change in other assets	(120)	(70)
Other, net	(2)	(8)
Net cash provided by (used in) operating activities	153	(42)
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	(547)	940
Proceeds from maturities and paydowns of investment securities held-to-maturity	24	101
Purchases of investment securities held-to-maturity	(17)	(91)
Proceeds from sales, maturities and paydowns of investment securities available-for-sale	828	587
Purchases of investment securities available-for-sale	(1,164)	(623)
Net change in loans and leases	(1,211)	(860)
Purchases and sales of other noninterest-bearing investments	(29)	54
Purchases of premises and equipment	(28)	(25)
Other, net	19	4
Net cash provided by (used in) investing activities	(2,125)	87
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	433	435
Net change in short-term funds borrowed	1,712	(709)
Proceeds from the issuance of long-term debt	—	497
Proceeds from the issuance of common stock	2	4
Dividends paid on common and preferred stock	(66)	(66)
Bank common stock repurchased	(75)	(276)
Other, net	(9)	(8)
Net cash provided by (used in) financing activities	1,997	(123)
Net increase (decrease) in cash and due from banks	25	(78)
Cash and due from banks at beginning of period	705	614
Cash and due from banks at end of period	$730	$536
Cash paid for interest	$88	$95
Net cash paid (refunds received) for income taxes	1	(2)
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	—	5
Loans held for investment reclassified to loans held for sale, net	7	—
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020
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
Operating results for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 2019 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank’s 2019 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity. Additionally, effective October 1, 2019, we made certain financial reporting changes and reclassifications to noninterest income in our Consolidated Statements of Income. These changes and reclassifications were adopted on a retrospective basis. The changes and reclassifications reflect changes only to noninterest income in the Consolidated Statements of Income and do not impact net income, net interest income or noninterest expense.
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

Updates not yet adopted by the Bank during 2020

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
As part of reference rate reform, the London Interbank Offered Rate ("LIBOR") is expected to be discontinued by December 31, 2021 and is being replaced by observable or transaction-based alternative reference rates less susceptible to manipulation. This ASU addresses certain operational accounting concerns of modifying contracts such as debt, lease, and derivative agreements that reference LIBOR, or another rate, that is expected to be discontinued due to reference rate reform.

The ASU provides temporary optional expedients and exceptions to the accounting requirements for contract modifications for contracts that reference LIBOR. This ASU also provides for a one-time election to sell or transfer to available-for-sale or trading certain qualifying held-to-maturity ("HTM") debt securities. Additionally, this guidance provides various optional expedients for hedging relationships affected by reference rate reform.
March 12, 2020 through December 31, 2022	The Bank has organized operational teams to inventory contracts with LIBOR exposure maturing after December 31, 2021. These teams are finalizing their review and are developing plans for modifying the relevant contracts and developing a timeline for remediation.

To date, the Bank has identified a significant number of contracts referencing LIBOR across various business units and contract types. Additionally, the Bank’s designated hedging relationships utilize LIBOR-indexed derivatives and hedge the LIBOR exposure of floating-rate commercial loans and the Bank’s fixed-rate debt. Remediation of these LIBOR exposures will constitute a significant operational effort. While the full impact of reference rate reform is still being determined, this ASU is expected to significantly reduce the operational and financial statement impact of the Bank’s remediation efforts.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Accounting Standard Updates	Description	Date of adoption	Effect on the financial statements or other significant matters
Updates adopted by the Bank during 2020

ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent related ASUs	This ASU, and subsequent updates, significantly changes how entities will measure credit losses for virtually all financial assets and certain other instruments that are not measured at fair value through net income that have the contractual right to receive cash. The update replaces today’s “incurred loss” approach with a current expected credit loss (“CECL”) model for instruments such as loans and HTM securities that are measured at amortized cost. The ASU requires credit losses relating to available-for sale (“AFS”) debt securities to be recorded through an allowance for credit loss (“ACL”) rather than a reduction of the carrying amount and replaces the historically required other-than-temporary impairment (“OTTI”) analysis. It also changes the accounting for purchased credit-impaired debt securities and loans.

	The ASU retains many of the current disclosure requirements in U.S. GAAP and expands other disclosure requirements. The new guidance is effective for calendar year-end public companies beginning January 1, 2020.	January 1, 2020	We adopted ASU 2016-13 and its subsequent updates on January 1, 2020; the impact upon adoption was an after-tax increase to retained earnings of approximately $20 million.

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	This ASU removes the requirements in step two of the current goodwill impairment model, eliminating the requirement to calculate and compare the implied fair value of the reporting entity with the carrying amount of that entity, including goodwill, to measure any impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its implied fair value of goodwill (i.e., measure the charge based on step one of the current guidance).

	The ASU also continues to allow entities to perform an optional qualitative goodwill impairment assessment before determining whether to proceed to the quantitative step one. The Update is effective for the Bank as of January 1, 2020. Early adoption is allowed for any goodwill impairment test performed after January 1, 2017.	January 1, 2020	We adopted ASU 2017-04 on January 1, 2020; the impact upon adoption was not significant. The transition and adoption provisions were applied prospectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
3. FAIR VALUE
Fair Value Measurement
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For a discussion of the Bank’s valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 3 of our 2019 Annual Report on Form 10-K.
Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	March 31, 2020
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$25	$12,884	$—	$12,909
Municipal securities		1,299		1,299
Other debt securities		23		23
Total Available-for-sale	25	14,206	—	14,231
Trading account	18	142		160
Other noninterest-bearing investments:
Bank-owned life insurance		527		527
Private equity investments[1]	6		79	85
Other assets:
Agriculture loan servicing and interest-only strips			17	17
Deferred compensation plan assets	95			95
Derivatives:
Derivatives designated as hedges		1		1
Derivatives not designated as hedges:
Customer-facing interest rate		447		447
Other interest rate		19		19
Foreign exchange	8			8
Total Assets	$152	$15,342	$96	$15,590
LIABILITIES
Securities sold, not yet purchased	$18	$—	$—	$18
Other liabilities:
Deferred compensation plan obligations	95			95
Derivatives:
Derivatives designated as hedges		1		1
Derivatives not designated as hedges:
Customer-facing interest rate		29		29
Other interest rate		8		8
Foreign exchange	7			7
Total Liabilities	$120	$38	$—	$158
1 The level 1 PEI amount relates to the portion of our SBIC investments that is now publicly traded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	December 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$25	$12,356	$—	$12,381
Municipal securities		1,319		1,319
Other debt securities		25		25
Total Available-for-sale	25	13,700	—	13,725
Trading account	65	117		182
Other noninterest-bearing investments:
Bank-owned life insurance		525		525
Private equity investments[1]	9		107	116
Other assets:
Agriculture loan servicing and interest-only strips			18	18
Deferred compensation plan assets	113			113
Derivatives:
Derivatives not designated as hedges:
Customer-facing interest rate		146		146
Other interest rate		3		3
Foreign exchange	4			4
Total Assets	$216	$14,491	$125	$14,832
LIABILITIES
Securities sold, not yet purchased	$66	$—	$—	$66
Other liabilities:
Deferred compensation plan obligations	113			113
Derivatives:
Derivatives not designated as hedges:
Customer-facing interest rate		14		14
Other interest rate		1		1
Foreign exchange	4			4
Total Liabilities	$183	$15	$—	$198
1 The level 1 PEI amount relates to the portion of our SBIC investments that is now publicly traded.
Level 3 Valuations
The Bank’s Level 3 holdings include private equity investments (“PEIs”), agriculture loan servicing, and interest-only strips. For additional information regarding the financial instruments measured under Level 3, and the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2019 Annual Report on Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended
	March 31, 2020		March 31, 2019
(In millions)	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips

Balance at beginning of period	$107	$18	$102	$18
Securities gains (losses), net	(4)	—	1	—
Other noninterest income (expense)	—	(1)	—	(1)
Purchases	1	—	4	—
Other	(25)	—	—	—
Balance at end of period	$79	$17	$107	$17
The reconciliation of Level 3 instruments includes $15 million in realized gains in the statement of income during the three months ended March 31, 2020, and no realized gains or losses during the same period in 2019.
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis.

(In millions)	Fair value at March 31, 2020				Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments	$—	$—	$—	$—	$—	$—	$1	$1
Collateral-dependent loans	—	—	—	—	—	—	—	—
Other real estate owned	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$1	$1
The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In millions)	Three Months Ended March 31,
	2020	2019
ASSETS
Private equity investments	$—	$—
Collateral-dependent loans	—	(4)
Other real estate owned	—	—
Total	$—	$(4)
During the three months ended March 31, we recognized less than $1 million of net gains in 2020 and 2019 from the sale of other real estate owned (“OREO”) properties that had a carrying value, at the time of sale, of $2 million and $1 million during these same periods. Prior to their sale, we recognized an insignificant amount of impairment on these properties during the three months ended March 31, 2020 and 2019.
Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $8 million at both March 31, 2020 and December 31, 2019. Amounts of other noninterest-bearing investments carried at cost were $197 million at March 31, 2020 and $157 million at December 31, 2019, which were comprised of Federal Reserve

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
and Federal Home Loan Bank (“FHLB”) stock. Private equity investments accounted for using the equity method were $47 million at March 31, 2020 and $45 million at December 31, 2019.
Loans that are collateral-dependent were measured at the lower of amortized cost or the fair value of the collateral. OREO was measured initially at fair value based on collateral appraisals at the time of transfer and subsequently at the lower of cost or fair value. For additional information regarding the measurement of fair value for impaired loans, collateral-dependent loans, and OREO, see Note 3 of our 2019 Annual Report on Form 10-K.
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	March 31, 2020			December 31, 2019
(In millions)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$585	$587	2	$592	$597	2
Loans and leases (including loans held for sale), net of allowance	49,337	47,557	3	48,343	47,958	3
Financial liabilities:
Time deposits	4,237	4,265	2	4,719	4,725	2
Long-term debt	1,795	1,705	2	1,723	1,751	2
This summary excludes financial assets and liabilities for which carrying value approximates fair value and financial instruments that are recorded at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2019 Annual Report on Form 10-K.
4. OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	March 31, 2020
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$580	$(30)	$550	$—	$—	$550
Derivatives (included in other assets)	474	—	474	(2)	(1)	471
Total assets	$1,054	$(30)	$1,024	$(2)	$(1)	$1,021
Liabilities:
Federal funds purchased and other short-term borrowings	$3,795	$(30)	$3,765	$—	$—	$3,765
Derivatives (included in other liabilities)	44	—	44	(2)	(30)	12
Total Liabilities	$3,839	$(30)	$3,809	$(2)	$(30)	$3,777

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2019
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$694	$(210)	$484	$—	$—	$484
Derivatives (included in other assets)	153	—	153	(6)	—	147
Total assets	$847	$(210)	$637	$(6)	$—	$631
Liabilities:
Federal funds purchased and other short-term borrowings	$2,263	$(210)	$2,053	$—	$—	$2,053
Derivatives (included in other liabilities)	19	—	19	(6)	(10)	3
Total Liabilities	$2,282	$(210)	$2,072	$(6)	$(10)	$2,056
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
5. INVESTMENTS
Investment Securities
Securities are classified as HTM, AFS or trading. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. AFS securities are carried at fair value and unrealized gains and losses are reported as net increases or decreases to accumulated other comprehensive income (“AOCI”). Trading securities are carried at fair value with gains and losses recognized in current period earnings. The purchase premiums for callable debt securities classified as HTM or AFS are amortized at a constant effective yield to the earliest call date. The purchase premiums and discounts for all other HTM and AFS securities are amortized and accreted at a constant effective yield to the contractual maturity date and no assumption is made concerning prepayments. As principal prepayments occur, the portion of the unamortized premium or discount associated with the principal reduction is recognized in interest income in the period the principal is reduced. Note 3 of our 2019 Annual Report on Form 10-K discusses the process to estimate fair value for investment securities.

	March 31, 2020
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$585	$4	$2	$587
Available-for-sale
U.S. Treasury securities	25	—	—	25
U.S. Government agencies and corporations:
Agency securities	1,347	22	2	1,367
Agency guaranteed mortgage-backed securities	9,918	233	15	10,136
Small Business Administration loan-backed securities	1,418	1	38	1,381
Municipal securities	1,265	34	—	1,299
Other debt securities	25	—	2	23
Total available-for-sale debt securities	13,998	290	57	14,231
Total investment securities	$14,583	$294	$59	$14,818

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2019
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$592	$5	$—	$597
Available-for-sale
U.S. Treasury securities	25	—	—	25
U.S. Government agencies and corporations:
Agency securities	1,301	5	4	1,302
Agency guaranteed mortgage-backed securities	9,518	83	42	9,559
Small Business Administration loan-backed securities	1,535	1	41	1,495
Municipal securities	1,282	37	—	1,319
Other debt securities	25	—	—	25
Total available-for-sale debt securities	13,686	126	87	13,725
Total investment securities	$14,278	$131	$87	$14,322
Maturities
The following schedule shows the amortized cost and weighted average yields of investment debt securities by contractual maturity of principal payments as of March 31, 2020. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2020
	Total debt investment securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(In millions)	Amortized cost	Avg yield	Amortized cost	Avg yield	Amortized cost	Avg yield	Amortized cost	Avg yield	Amortized cost	Avg yield

Held-to-maturity
Municipal securities [1]	$585	3.72%	$112	3.29%	$219	3.48%	$135	4.04%	$119	4.19%
Available-for-sale
U.S. Treasury securities	25	0.40	25	0.40	—	—	—	—	—	—
U.S. Government agencies and corporations:
Agency securities	1,347	2.44	1	3.76	279	1.78	408	2.61	659	2.63
Agency guaranteed mortgage-backed securities	9,918	2.33	2	3.64	127	1.52	1,075	1.80	8,714	2.41
Small Business Administration loan-backed securities	1,418	2.86	—	—	23	2.35	166	2.54	1,229	2.91
Municipal securities [1]	1,265	2.64	80	2.13	552	2.32	530	2.91	103	3.42
Other debt securities	25	6.57	—	—	—	—	10	9.50	15	4.61
Total available-for-sale debt securities	13,998	2.43	108	1.77	981	2.06	2,189	2.31	10,720	2.49
Total investment securities	$14,583	2.48%	$220	2.55%	$1,200	2.32%	$2,324	2.41%	$10,839	2.51%
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	March 31, 2020
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$1	$213	$1	$18	$2	$231
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1	87	1	87	2	174
Agency guaranteed mortgage-backed securities	6	547	9	515	15	1,062
Small Business Administration loan-backed securities	—	153	38	1,122	38	1,275
Municipal securities	—	65	—	—	—	65
Other	2	13	—	—	2	13
Total available-for-sale	9	865	48	1,724	57	2,589
Total investment securities	$10	$1,078	$49	$1,742	$59	$2,820

	December 31, 2019
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$—	$73	$—	$45	$—	$118
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	2	222	2	359	4	581
Agency guaranteed mortgage-backed securities	4	1,173	38	3,215	42	4,388
Small Business Administration loan-backed securities	1	172	40	1,215	41	1,387
Municipal securities	—	50	—	5	—	55
Other	—	—	—	—	—	—
Total available-for-sale	7	1,617	80	4,794	87	6,411
Total investment securities	$7	$1,690	$80	$4,839	$87	$6,529
At March 31, 2020 and December 31, 2019, respectively, 196 and 146 HTM and 642 and 849 AFS investment securities were in an unrealized loss position.
Impairment
Ongoing Policy
We review investment securities on a quarterly basis for the presence of impairment. For AFS securities, we assess whether impairment is present on an individual security basis when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. When determining if the fair value of an investment is less than the amortized cost basis we have elected to exclude accrued interest from the amortized cost basis of the investment. If we have an intent to sell an identified security, or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, then we recognize an impairment equal to any existing allowance written off against the security.
If we do not have the intent to sell a security, and it is more likely than not that we will not be required to sell a security prior to recovery of its amortized cost basis, then we determine whether there is any impairment attributable to credit-related factors. We analyze certain factors, primarily internal and external credit ratings, to determine if the decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. If a credit

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
impairment is determined to exist, then we measure the amount of credit loss and recognize an allowance for the credit loss. In measuring the credit loss, we generally compare the present value of cash flows expected to be collected from the security to the amortized cost basis of the security. These cash flows are credit adjusted using, among other things, assumptions for default probability and loss severity. Certain other unobservable inputs such as prepayment rate assumptions are also utilized. In addition, certain internal models may be utilized. To determine the credit-related portion of impairment we use the security-specific effective interest rate when estimating the present value of cash flows. If the present value of cash flows is less than the amortized cost basis of the security, then this amount is recorded as an allowance for credit loss, limited to the amount that the fair value is less than the amortized cost basis (i.e., the credit impairment cannot result in the security being carried at an amount lower than its fair value). The assumptions used to estimate the expected cash flows depends on the particular asset class, structure and credit rating of the security. Declines in fair value that are not recorded in the allowance are recorded in other comprehensive income, net of applicable taxes.
AFS Impairment Conclusions
The Bank did not recognize any impairment on its AFS investment securities portfolio during the first three months of 2020. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At March 31, 2020, we had not initiated any sales of AFS securities nor did we have an intent to sell any identified securities with unrealized losses, and we do not believe it is more likely than not we would be required to sell such securities before recovery of their amortized cost basis.
HTM Credit Quality
For HTM securities, the allowance for credit losses ("ACL") is assessed consistent with the approach discussed in Note 6 for loans carried at amortized cost. The ACL on HTM securities was less than $1 million at March 31, 2020. All HTM securities were risk-graded as "pass" in terms of credit quality and none were past due as of March 31, 2020. The amortized cost basis of HTM securities categorized by year of issuance is summarized as follows:

	March 31, 2020
	Amortized cost basis by year of issuance
(In millions)	2020	2019	2018	2017	2016	Prior	Total Securities
Held-to-maturity	$17	$34	$16	$52	$205	$261	$585
Securities Gains and Losses Recognized in Income
The following summarizes gains and losses that were recognized in the statement of income:

	Three Months Ended March 31,
	2020		2019
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses

Other noninterest-bearing investments	$5	$11	$4	$3
Net gains (losses) [1]		$(6)		$1
1 Net gains (losses) were recognized in securities gains (losses), net in the statement of income.
Interest income by security type is as follows:

	Three Months Ended March 31,
	2020			2019
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$2	$3	$5	$2	$4	$6
Available-for-sale	69	6	75	83	6	89
Trading	—	2	2	—	1	1
Total securities	$71	$11	$82	$85	$11	$96

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Investment securities with a carrying value of $2.0 billion at both March 31, 2020 and December 31, 2019, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.
6. LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
Loans and leases are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	March 31, 2020	December 31, 2019

Loans held for sale	$140	$129
Commercial:
Commercial and industrial	$15,533	$14,760
Leasing	331	334
Owner-occupied	8,045	7,901
Municipal	2,483	2,393
Total commercial	26,392	25,388
Commercial real estate:
Construction and land development	2,257	2,211
Term	9,484	9,344
Total commercial real estate	11,741	11,555
Consumer:
Home equity credit line	2,958	2,917
1-4 family residential	7,567	7,568
Construction and other consumer real estate	629	624
Bankcard and other revolving plans	488	502
Other	152	155
Total consumer	11,794	11,766
Total loans and leases	$49,927	$48,709
Loans and leases are presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $44 million and $48 million at March 31, 2020 and December 31, 2019, respectively. Amortized cost basis does not include accrued interest receivables of $164 million at both March 31, 2020 and December 31, 2019. These receivables are presented in the Consolidated Balance Sheet within the Other Assets line item.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $149 million at March 31, 2020 and $158 million at December 31, 2019.
Loans with a carrying value of $27.8 billion at March 31, 2020 and $21.5 billion at December 31, 2019 have been pledged at the Federal Reserve or the FHLB of Des Moines as collateral for current and potential borrowings.
We sold loans totaling $299 million and $118 million for the three months ended March 31, 2020 and 2019, respectively, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of Small Business Administration (“SBA”) loans, and does not consist of loans from the SBA's Payroll Protection Program. The loans are mainly sold to U.S. government agencies or participated to third parties. At times, we have continuing involvement in the transferred loans in the form of servicing rights or a guarantee from

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
the respective issuer. Amounts added to loans held for sale during these same periods were $315 million and $93 million, respectively. See Note 5 for further information regarding guaranteed securities.
The principal balance of sold loans for which we retain servicing was approximately $1.7 billion at both March 31, 2020, and December 31, 2019. Income from loans sold, excluding servicing, was $13 million and $2 million for the three months ended March 31, 2020 and 2019, respectively.
Allowance for Credit Losses
The allowance for credit losses (“ACL”), which consists of the allowance for loan and lease losses ("ALLL") and the reserve for unfunded lending commitments, represents our estimate of current expected credit losses over the contractual term of the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. The ACL for AFS and HTM debt securities is estimated separately from loans. For HTM securities, the ACL is assessed consistent with the approach for loans carried at amortized cost. See Note 5 for further discussion on our assessment of expected credit losses on AFS securities and disclosures related to AFS and HTM securities.
We determine our ACL as the best estimate within a range of estimated current expected losses by using the loan’s amortized cost basis (principal balance, net of unamortized premiums, discounts, and deferred fees and costs). We do not estimate the ACL for accrued interest receivables because we reverse or write-off uncollectible accrued interest receivable balances in a timely manner, generally within one month.
The methodologies we use to estimate the ACL depend upon the type of loan, the age and contractual term of the loan, expected payments (both contractual and assumed prepayments), credit quality indicators, economic forecasts, and the evaluation method (whether individually or collectively evaluated). Expected loan extensions, renewals, or modifications are not considered in the ACL, unless they are included in the original or modified contract at the reporting date and are not unconditionally cancellable, or we reasonably expect them to result in a TDR.
Losses are charged to the ACL when recognized. Generally, commercial and commercial real estate (“CRE”) loans are charged off or charged down when they are determined to be uncollectible in whole or in part, or when 180 days past due, unless the loan is well-secured and in process of collection. Consumer loans are either charged off or charged down to net realizable value no later than the month in which they become 180 days past due. Closed-end consumer loans that are not secured by residential real estate are either charged off or charged down to net realizable value no later than the month in which they become 120 days past due.
We establish the amount of the ACL by analyzing the portfolio at least quarterly, and we adjust the provision for loan losses and unfunded lending commitments to ensure the ACL is at an appropriate level at the balance sheet date.
For commercial and CRE loans with commitments greater than $1 million, we assign internal risk grades using a comprehensive loan grading system based on financial and statistical models, individual credit analysis, and loan officer experience and judgment. The credit quality indicators discussed subsequently are based on this grading system. Estimated credit losses on all loan segments, including consumer and small commercial and CRE loans with commitments less than or equal to $1 million that are evaluated on a collective basis, are derived from statistical analyses of our historical default and loss experience since January 2008.
We estimate current expected credit losses over the contractual remaining life of each loan, which considers historical credit loss experience, current conditions, and reasonable and supportable forecasts about the future. We use the following two types of credit loss estimation models:
•Econometric loss models, which rely on statistical analyses of our historical loss experience dependent upon economic factors and other loan-level characteristics. Statistically relevant economic factors vary depending upon the type of loan, but include variables such as unemployment, real estate price indices, energy prices, GDP, etc.
•Loss models that are based on our long-term average historical credit loss experience since 2008, which rely on statistical analyses of our historical loss experience dependent upon loan-level characteristics.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Estimated credit losses during the first 12 months of a loan’s contractual remaining life, or reasonable and supportable period, are derived from the econometric loss models. Over a subsequent 12-month reversion period, we blend the estimated credit losses from the two models on a straight-line basis. For the remaining life of the loan, the estimated credit losses are derived from the long-term average historical credit loss models.
For loans that do not share risk characteristics with other loans, we estimate lifetime expected credit losses on an individual basis. We consider individually-evaluated loans to be nonaccrual loans with a balance greater than $1 million; TDR loans, including TDRs that subsequently default; a loan no longer reported as a TDR; or a loan where we reasonably expect it to become a TDR. When a loan is individually-evaluated for expected credit losses, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, or the observable market price of the loan, or the fair value of the loan’s underlying collateral.
The process of estimating future cash flows also incorporates the same determining factors discussed subsequently under nonaccrual loans. When we base the specific reserve on the fair value of the loan’s underlying collateral, we generally charge-off the portion of the balance that is greater than fair value. For these loans, subsequent to the charge-off, if the fair value of the loan's underlying collateral increases according to an updated appraisal, we hold a negative reserve up to the lesser of the amount of the charge-off or the updated fair value.
The methodologies described above generally rely on historical loss information to help determine our quantitative portion of the ACL. However, we also consider other qualitative and environmental factors related to current conditions and reasonable and supportable forecasts that may indicate current expected credit losses may differ from the historical information reflected in our quantitative models. Thus, after applying historical loss experience, as described above, we review the quantitative portion of ACL for each segment using qualitative criteria, and we use those criteria to determine our qualitative estimate. We monitor various risk factors that influence our judgment regarding the level of the ACL across the portfolio segments. These factors primarily include:
•Actual and expected changes in international, national, regional, and local economic and business conditions and developments;
•The volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;
•Lending policies and procedures, including changes in underwriting standards and practices for collection, charge-off, and recovery;
•The experience, ability, and depth of lending management and other relevant staff;
•The nature and volume of the portfolio;
•The quality of the credit review function;
•The existence, growth, and effect of any concentration of credit;
•The effect of other external factors such as regulatory, legal, and technological environments; competition; and events such as natural disasters and pandemics;
The magnitude of the impact of these factors on our qualitative assessment of the ACL changes from quarter to quarter according to changes made by management in its assessment of these factors, the extent these factors are already reflected in quantitative loss estimates, and the extent changes in these factors diverge from one to another. We also consider the uncertainty and imprecision inherent in the estimation process when evaluating the ACL.
Off-Balance-Sheet Credit Exposures
As previously discussed, we estimate current expected credit losses for off-balance sheet loan commitments, including standby letters of credit, that are not unconditionally cancellable. This estimate uses the same procedures and methodologies described previously for loans and is calculated by taking the difference between the estimated current expected credit loss and the funded balance, if greater than zero.
Changes in the Allowance for Credit Losses
On January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its subsequent updates, often referred to as the Current

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Expected Credit Loss ("CECL") standard. Due to the adoption of the standard, the ACL methodology explained above has significantly changed from the prior period. For more information on our previous ACL methodology, see Note 6 in our 2019 Annual Report on Form 10-K.
The ACL at adoption of the CECL standard was $526 million. During the first quarter of 2020, our estimate of current expected credit losses significantly increased primarily due to the uncertain economic impact related to the effects of the COVID-19 pandemic and the significant decrease in oil and gas-related prices, both of which were not contemplated during the prior period.
Changes in the ACL are summarized as follows:

	Three Months Ended March 31, 2020
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at December 31, 2019	$341	$101	$53	$495
Adjustment for change in accounting standard	(59)	(32)	93	2
Balance at beginning of period (January 1, 2020)	282	69	146	497
Provision for loan losses	137	59	44	240
Gross loan and lease charge-offs	10	—	3	13
Recoveries	4	—	2	6
Net loan and lease charge-offs (recoveries)	6	—	1	7
Balance at end of period	$413	$128	$189	$730

Reserve for unfunded lending commitments
Balance at December 31, 2019	$39	$20	$—	$59
Adjustment for change in accounting standard	(28)	(8)	6	(30)
Balance at beginning of period (January 1, 2020)	11	12	6	29
Provision for unfunded lending commitments	5	11	2	18
Balance at end of period	$16	$23	$8	$47
Total allowance for credit losses at end of period
Allowance for loan losses	$413	$128	$189	$730
Reserve for unfunded lending commitments	16	23	8	47
Total allowance for credit losses	$429	$151	$197	$777
Nonaccrual Loans
Loans are generally placed on nonaccrual status when payment in full of principal and interest is not expected, or the loan is 90 days or more past due as to principal or interest, unless the loan is both well-secured and in the process of collection. Factors we consider in determining whether a loan is placed on nonaccrual include delinquency status, collateral value, borrower or guarantor financial statement information, bankruptcy status, and other information which would indicate that the full and timely collection of interest and principal is uncertain.
A nonaccrual loan may be returned to accrual status when all delinquent interest and principal become current in accordance with the terms of the loan agreement; the loan, if secured, is well-secured; the borrower has paid according to the contractual terms for a minimum of six months; and an analysis of the borrower indicates a reasonable assurance of the ability and willingness to maintain payments.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amortized cost basis of loans on nonaccrual status are summarized as follows:

	March 31, 2020
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Commercial:
Commercial and industrial	$32	$103	$135	$27
Leasing	—	1	1	—
Owner-occupied	27	38	65	4
Municipal	—	—	—	—
Total commercial	59	142	201	31
Commercial real estate:
Construction and land development	—	—	—	—
Term	10	5	15	3
Total commercial real estate	10	5	15	3
Consumer:
Home equity credit line	1	13	14	2
1-4 family residential	8	35	43	4
Construction and other consumer real estate	—	—	—	—
Bankcard and other revolving plans	—	1	1	1
Other	—	—	—	—
Total consumer loans	9	49	58	7
Total	$78	$196	$274	$41
For accruing loans, interest is accrued, and interest payments are recognized, into interest income according to the contractual loan agreement. For nonaccruing loans, the accrual of interest is discontinued, any uncollected or accrued interest is reversed or written-off from interest income in a timely manner (generally within one month), and any payments received on these loans are not recognized into interest income, but are applied as a reduction to the principal outstanding. There was no interest income recognized on a cash basis during the period the loans were on nonaccrual for the three months ended March 31, 2020 and 2019.
The amount of accrued interest receivables written off by reversing interest income during the period is summarized by loan portfolio segment as follows:

Three Months Ended
(In millions)	March 31, 2020

Commercial	$4
Commercial real estate	—
Consumer	—
Total	$4
Past Due Loans
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Past due loans (accruing and nonaccruing) are summarized as follows:

	March 31, 2020
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Commercial:
Commercial and industrial	$15,413	$79	$41	$120	$15,533	$5	$88
Leasing	330	1	—	1	331	—	1
Owner-occupied	7,999	32	14	46	8,045	1	43
Municipal	2,483	—	—	—	2,483	—	—
Total commercial	26,225	112	55	167	26,392	6	132
Commercial real estate:
Construction and land development	2,256	1	—	1	2,257	—	—
Term	9,456	24	4	28	9,484	—	8
Total commercial real estate	11,712	25	4	29	11,741	—	8
Consumer:
Home equity credit line	2,946	8	4	12	2,958	—	8
1-4 family residential	7,527	15	25	40	7,567	—	13
Construction and other consumer real estate	629	—	—	—	629	—	—
Bankcard and other revolving plans	482	4	2	6	488	2	—
Other	151	1	—	1	152	—	—
Total consumer loans	11,735	28	31	59	11,794	2	21
Total	$49,672	$165	$90	$255	$49,927	$8	$161

	December 31, 2019
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Commercial:
Commercial and industrial	$14,665	$57	$38	$95	$14,760	$8	$54
Leasing	334	—	—	—	334	1	—
Owner-occupied	7,862	20	19	39	7,901	—	44
Municipal	2,393	—	—	—	2,393	—	—
Total commercial	25,254	77	57	134	25,388	9	98
Commercial real estate:
Construction and land development	2,206	5	—	5	2,211	—	1
Term	9,333	8	3	11	9,344	—	10
Total commercial real estate	11,539	13	3	16	11,555	—	11
Consumer:
Home equity credit line	2,908	6	3	9	2,917	—	7
1-4 family residential	7,532	12	24	36	7,568	—	13
Construction and other consumer real estate	624	—	—	—	624	—	—
Bankcard and other revolving plans	499	2	1	3	502	1	—
Other	154	1	—	1	155	—	—
Total consumer loans	11,717	21	28	49	11,766	1	20
Total	$48,510	$111	$88	$199	$48,709	$10	$129
1 Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Credit Quality Indicators
In addition to the nonaccrual and past due criteria, we also analyze loans using loan risk-grading systems, which vary based on the size and type of credit risk exposure. The internal risk grades assigned to loans follow our definitions of Pass, Special Mention, Substandard, and Doubtful, which are consistent with published definitions of regulatory risk classifications.
Definitions of Pass, Special Mention, Substandard, and Doubtful are summarized as follows:
•Pass – A Pass asset is higher-quality and does not fit any of the other categories described below. The likelihood of loss is considered low.
•Special Mention – A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s credit position at some future date.
•Substandard – A Substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have well-defined weaknesses and are characterized by the distinct possibility that the Bank may sustain some loss if deficiencies are not corrected.
•Doubtful – A Doubtful asset has all the weaknesses inherent in a Substandard asset with the added characteristics that the weaknesses make collection or liquidation in full highly questionable and improbable.
The balance of loans classified as Doubtful as of March 31, 2020 and December 31, 2019 was insignificant.
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
The amortized cost basis of loans and leases categorized by year of origination and by credit quality classifications as monitored by management are summarized as follows:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	March 31, 2020
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2020	2019	2018	2017	2016	Prior			Total loans
Commercial:
Commercial and industrial
Pass	$679	$4,040	$2,857	$1,585	$606	$391	$4,157	$258	$14,573
Special Mention	6	136	69	110	7	52	109	3	492
Accruing Substandard	—	68	73	25	18	23	114	12	333
Nonaccrual	—	17	20	10	16	19	39	14	135
Total commercial and industrial	685	4,261	3,019	1,730	647	485	4,419	287	15,533
Leasing
Pass	32	132	56	42	23	24	—	—	309
Special Mention	—	13	3	3	1	—	—	—	20
Accruing Substandard	—	—	1	—	—	—	—	—	1
Nonaccrual	—	—	—	1	—	—	—	—	1
Total leasing	32	145	60	46	24	24	—	—	331
Owner-occupied
Pass	448	1,430	1,413	1,137	787	2,257	215	2	7,689
Special Mention	1	7	19	17	26	27	9	1	107
Accruing Substandard	3	12	30	31	16	86	5	1	184
Nonaccrual	—	8	10	13	9	25	—	—	65
Total owner-occupied	452	1,457	1,472	1,198	838	2,395	229	4	8,045
Municipal
Pass	173	924	484	518	95	283	1	1	2,479
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	4	—	—	4
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	173	924	484	518	95	287	1	1	2,483
Total commercial	1,342	6,787	5,035	3,492	1,604	3,191	4,649	292	26,392
Commercial real estate:
Construction and land development
Pass	122	698	654	146	22	7	578	3	2,230
Special Mention	—	—	—	6	—	—	9	—	15
Accruing Substandard	8	4	—	—	—	—	—	—	12
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	130	702	654	152	22	7	587	3	2,257
Term
Pass	765	2,406	1,897	1,331	1,010	1,820	115	2	9,346
Special Mention	—	29	11	—	2	7	—	—	49
Accruing Substandard	—	5	17	8	11	33	—	—	74
Nonaccrual	—	1	1	1	—	11	1	—	15
Total term	765	2,441	1,926	1,340	1,023	1,871	116	2	9,484
Total commercial real estate	895	3,143	2,580	1,492	1,045	1,878	703	5	11,741

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	March 31, 2020
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2020	2019	2018	2017	2016	Prior			Total loans
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	2,794	146	2,940
Accruing Substandard	—	—	—	—	—	—	4	—	4
Nonaccrual	—	—	—	—	—	—	10	4	14
Total home equity credit line	—	—	—	—	—	—	2,808	150	2,958
1-4 family residential
Pass	291	1,160	1,093	1,404	1,446	2,126	—	—	7,520
Accruing Substandard	—	—	1	—	1	2	—	—	4
Nonaccrual	—	—	3	6	4	30	—	—	43
Total 1-4 family residential	291	1,160	1,097	1,410	1,451	2,158	—	—	7,567
Construction and other consumer real estate
Pass	18	324	232	35	4	16	—	—	629
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	18	324	232	35	4	16	—	—	629
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	481	1	482
Accruing Substandard	—	—	—	—	—	—	5	—	5
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	487	1	488
Other consumer
Pass	28	55	38	19	8	4	—	—	152
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	28	55	38	19	8	4	—	—	152
Total consumer	337	1,539	1,367	1,464	1,463	2,178	3,295	151	11,794
Total loans	2,574	11,469	8,982	6,448	4,112	7,247	8,647	448	49,927

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
Consistent with recent accounting and regulatory guidance, loan modifications provided to borrowers experiencing financial difficulties exclusively related to the COVID-19 pandemic, in which we provide certain short-term modifications or payment deferrals, are not classified as TDRs. The TDRs disclosed subsequently do not include these loan modifications.
For further discussion of our policies and processes regarding TDRs, see Note 6 of our 2019 Annual Report on Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	March 31, 2020
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$2	$1	$—	$—	$8	$5	$16
Owner-occupied	3	2	—	3	3	9	20
Total commercial	5	3	—	3	11	14	36
Commercial real estate:
Term	2	—	—	1	—	3	6
Total commercial real estate	2	—	—	1	—	3	6
Consumer:
Home equity credit line	—	1	7	—	—	3	11
1-4 family residential	1	1	4	—	1	19	26
Construction and other consumer real estate	—	—	—	—	—	—	—
Total consumer loans	1	2	11	—	1	22	37
Total accruing	8	5	11	4	12	39	79
Nonaccruing
Commercial:
Commercial and industrial	—	4	—	22	19	19	64
Owner-occupied	6	—	—	—	1	3	10
Municipal	—	—	—	—	—	—	—
Total commercial	6	4	—	22	20	22	74
Commercial real estate:
Term	1	—	—	—	3	2	6
Total commercial real estate	1	—	—	—	3	2	6
Consumer:
Home equity credit line	—	—	2	—	—	—	2
1-4 family residential	—	—	1	—	1	4	6
Total consumer loans	—	—	3	—	1	4	8
Total nonaccruing	7	4	3	22	24	28	88
Total	$15	$9	$14	$26	$36	$67	$167
1 Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.
2 Includes TDRs that resulted from a combination of any of the previous modification types.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2019
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$1	$2	$—	$—	$8	$5	$16
Owner-occupied	3	1	—	—	4	7	15
Total commercial	4	3	—	—	12	12	31
Commercial real estate:
Term	2	—	—	1	—	3	6
Total commercial real estate	2	—	—	1	—	3	6
Consumer:
Home equity credit line	—	2	7	—	—	2	11
1-4 family residential	1	1	4	—	1	22	29
Construction and other consumer real estate	—	1	—	—	—	—	1
Total consumer loans	1	4	11	—	1	24	41
Total accruing	7	7	11	1	13	39	78
Nonaccruing
Commercial:
Commercial and industrial	—	4	—	20	4	22	50
Owner-occupied	5	—	—	—	1	4	10
Municipal	—	—	—	—	—	—	—
Total commercial	5	4	—	20	5	26	60
Commercial real estate:
Term	1	—	—	—	3	3	7
Total commercial real estate	1	—	—	—	3	3	7
Consumer:
Home equity credit line	—	—	2	—	—	—	2
1-4 family residential	—	—	1	—	1	4	6
Total consumer loans	—	—	3	—	1	4	8
Total nonaccruing	6	4	3	20	9	33	75
Total	$13	$11	$14	$21	$22	$72	$153
1 Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.
2 Includes TDRs that resulted from a combination of any of the previous modification types.
Unfunded lending commitments on TDRs amounted to $4 million and $5 million at March 31, 2020 and December 31, 2019, respectively.
The total recorded investment of all TDRs in which interest rates were modified below market was $70 million at March 31, 2020 and $73 million at December 31, 2019. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the three months ended March 31, 2020 and 2019 was not significant.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period end) and are within 12 months or less of being modified as TDRs is as follows:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(In millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$1	$1	$—	$3	$3
Owner-occupied	—	—	—	—	—	—
Total commercial	—	1	1	—	3	3
Commercial real estate:
Term	—	—	—	—	2	2
Total commercial real estate	—	—	—	—	2	2
Total	$—	$1	$1	$—	$5	$5
Note: Total loans modified as TDRs during the 12 months previous to March 31, 2020 and 2019 were $59 million and $73 million, respectively.
Collateral-Dependent Loans
As discussed previously, when a loan is individually-evaluated for expected credit losses, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, or the observable market price of the loan, or the fair value of the loan’s underlying collateral.
Selected information on loans for which the repayment is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulties, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

	March 31, 2020
(In millions)	Amortized Cost	Major Types of Collateral	Weighted Average LTV[1]
Commercial:
Commercial and industrial	$15	Single family residential, Agriculture	45%
Owner-occupied	2	Farm land	31%
Commercial real estate:
Term	8	Multi-family, Industrial	58%
Consumer:
Home equity credit line	2	Single family residential	31%
1-4 family residential	1	Single family residential	35%
Total	$28
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
At both March 31, 2020 and December 31, 2019, the amount of foreclosed residential real estate property held by the Bank was less than $1 million. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $12 million and $8 million for the same periods, respectively.
Concentrations of Credit Risk
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to any concentrations of credit risk. See Note 6 of our 2019 Annual Report

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
on Form 10-K for further discussion of our evaluation of credit risk concentrations. See also Note 7 of our 2019 Annual Report on Form 10-K for a discussion of counterparty risk associated with the Bank’s derivative transactions.
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Accounting
The Bank is exposed to certain risks arising from both its business operations and economic conditions. Our objectives in using derivatives are to add stability to interest income or expense, to modify the duration of specific assets or liabilities as we consider advisable, to manage exposure to interest rate movements or other identified risks, and/or to directly offset derivatives sold to our customers. For a detailed discussion of the use of and accounting policies regarding derivative instruments, see Note 7 of our 2019 Annual Report on Form 10-K.
Fair Value Hedges – As of March 31, 2020, the Bank had $500 million notional amount of an interest rate swap designated in a qualifying fair value hedge relationship. The hedging instrument used is a receive-fixed interest rate swap converting the interest on our fixed-rate debt to floating. The hedge is designated as a fair value hedge of the change in fair value of the London Interbank Offered Rate (“LIBOR”) benchmark swap rate component of the contractual coupon cash flows of our fixed-rate debt. The swap is structured to match the critical terms of the hedged notes, resulting in the expectation that the swap will be highly effective as a hedging instrument. All interest rate swaps designated as fair value hedges were highly effective and met all other requirements to remain designated and part of qualifying hedge accounting relationships as of the balance sheet date. During the quarter the fair value hedge swap portfolio increased in value by $71 million, which was offset by the change in fair value of the hedged debt, resulting in no direct earnings impact.
At December 31, 2019 we had $1.5 billion of fixed-to-floating interest rate swaps designated as fair value hedges of long-term debt (effectively converting the fixed-rate debt into floating-rate debt). In late March 2020, we terminated $1 billion of swaps (i.e., two $500 million swaps with maturities in August 2021 and February 2022) with a combined fair value of $36 million. As a result, the cumulative basis adjustment on the debt at the time of the terminations will be amortized as an adjustment to interest expense through the maturity of the debt, thereby reducing the effective interest rate. The Bank has $36 million of unamortized debt basis adjustments from previously designed fair value hedges.
Cash Flow Hedges – For derivatives designated as qualifying cash flow hedges, periodic changes in fair value are deferred in AOCI. Amounts deferred in AOCI are reclassified into earnings in the periods in which the hedged forecasted transactions (i.e., the hedged floating-rate commercial loan interest receipts) are recognized in earnings or become probable not to occur.
As of March 31, 2020, the Bank had $3.5 billion notional amount of receive-fixed interest rate swaps designated as cash flow hedges of pools of floating-rate commercial loans. During the first quarter of 2020, the Bank's cash flow hedge portfolio increased in value by $88 million, which was recorded in AOCI. The amounts deferred in AOCI are reclassified into earnings in the periods in which the interest payments occur (i.e. when the hedged forecasted transactions affect earnings).
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. For a more detailed discussion of collateral and credit risk related to our derivative contracts, see Note 7 of our 2019 Annual Report on Form 10-K.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for by the contractual terms. At March 31, 2020, the fair value of our derivative liabilities was $484 million, for which we were required to

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
pledge cash collateral of $145 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s (“S&P”) or Moody’s at March 31, 2020, there would likely be $3 million of additional collateral required to be pledged. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.
Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at March 31, 2020 and December 31, 2019, is summarized as follows:

	March 31, 2020			December 31, 2019
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Purchased interest rate floors	$—	$—	$—	$—	$—	$—
Receive-fixed interest rate swaps	3,538	—	—	3,588	—	—
Fair value hedges:
Receive-fixed interest rate swaps	500	—	—	1,500	—	—
Total derivatives designated as hedging instruments	4,038	—	—	5,088	—	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives [1,2]	4,948	447	—	4,409	146	5
Offsetting interest rate derivatives [2]	4,960	—	469	4,422	5	157
Other interest rate derivatives	1,916	19	8	726	3	1
Foreign exchange derivatives	467	8	7	385	4	4
Total derivatives not designated as hedging instruments	12,291	474	484	9,942	158	167
Total derivatives	$16,329	$474	$484	$15,030	$158	$167
1 Customer-facing interest rate derivatives in an asset position include a $23 million and an $11 million net credit valuation adjustment reducing the fair value amounts as of March 31, 2020 and December 31, 2019, respectively. There was no debit valuation adjustment for derivative liabilities. These adjustments are required to reflect both our nonperformance risk and that of the respective counterparty.
2 The fair value amounts for these derivatives do not include the settlement amounts for those trades that are cleared. Once the settlement amounts with the clearing houses are included the derivative fair values would be the following:

	March 31, 2020		December 31, 2019
(In millions)	Other assets	Other liabilities	Other assets	Other liabilities
Customer-facing interest rate derivatives	$447	$—	$141	$5
Offsetting interest rate derivatives	—	29	5	9

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amount of derivative gains (losses) from cash flow and fair value hedges that was deferred in OCI or recognized in earnings for the three months ended March 31, 2020 and 2019 is as follows:

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended March 31, 2020
(In millions)	Effective Portion of Derivatives Gain/(Loss) Deferred in OCI	Excluded Components Deferred in OCI (Amortization Approach)	Amount of Gain/(Loss) Reclassified From OCI into Income	Interest on Fair Value Hedges	Hedge Ineffectiveness / OCI Reclass due to Missed Forecast
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets[1]:
Purchased interest rate floors	$—	$—	$3	$—	$—
Interest rate swaps	92	—	1	—	—
Fair value hedges of fixed-rate debt:
Receive-fixed interest rate swaps	—	—	—	2	—
Basis amortization on terminated swaps[2]	—	—	—	—	—
Total derivatives designated as hedging instruments	$92	$—	$4	$2	$—

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended March 31, 2019
(In millions)	Effective Portion of Derivatives Gain/(Loss) Deferred in OCI	Excluded Components Deferred in OCI (Amortization Approach)	Amount of Gain/(Loss) Reclassified From OCI into Income	Interest on Fair Value Hedges	Hedge Ineffectiveness / OCI Reclass due to Missed Forecast
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets[1]:
Purchased interest rate floors	$—	$3	$—	$—	$—
Interest rate swaps	8	—	(2)	—	—
Fair value hedges of fixed-rate debt:
Receive-fixed interest rate swaps	—	—	—	—	—
Basis amortization on terminated swaps[2]	—	—	—	—	—
Total derivatives designated as hedging instruments	$8	$3	$(2)	$—	$—
Note: These schedules are not intended to present at any given time the Bank’s long/short position with respect to its derivative contracts.
1 Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss). For the 12 months following March 31, 2020, we estimate that $56 million will be reclassified from AOCI into interest income
2 Adjustment to interest expense resulting from the amortization of the debt basis adjustment on fixed-rate debt previously hedged by terminated receive-fixed interest rate
The amount of gains (losses) recognized from derivatives not designated as accounting hedges is as follows:

	Noninterest (Other) Income/(Expense)
(In millions)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	$312	$46
Offsetting interest rate derivatives	(313)	(45)
Other interest rate derivatives	9	—
Foreign exchange derivatives	7	5
Total derivatives not designated as hedging instruments	$15	$6

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented.

	Gain/(loss) recorded in income
	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
(In millions)	Derivatives[2]	Hedged items	Total income statement impact	Derivatives[2]	Hedged items	Total income statement impact
Interest rate swaps[1]	$71	$(71)	$—	$6	$(6)	$—

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

	Carrying amount of the hedged assets/(liabilities)[1]		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities)
(In millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Long-term debt[2]	$(545)	$(1,510)	$(45)	$(10)
1 Carrying amounts displayed above exclude issuance discounts or premiums and unamortized issuance costs.
2 The carrying amount of long-term fixed-rate debt excludes amounts related to terminated fair value hedges.
8. LEASES
We determine if a contract is a lease or contains a lease at inception. For a more detailed discussion of our lease policies, see Note 8 of our 2019 Annual Report on Form 10-K.
We have operating and finance leases for branches, corporate offices, and data centers. Our equipment leases are not material. At March 31, 2020, we had 423 branches, of which 276 are owned and 147 are leased. We lease our headquarters in Salt Lake City, Utah, and other office or data centers are either owned or leased.
The Bank may enter into certain lease arrangements with a term of 12 months or less, and we have elected to exclude these from capitalization. The length of our commitments for leases ranges from 2020 to 2062, some of which include options to extend or terminate the leases.
Assets recorded under operating leases were $211 million at March 31, 2020, and $218 million at December 31, 2019, while assets recorded under finance leases were $4 million at both of those dates. We utilized a secured incremental borrowing rate based on the remaining term of the lease as of the effective date for the discount rate to determine our lease ROU assets and liabilities. The following schedule presents lease-related assets and liabilities, their weighted average remaining life, and the weighted average discount rate.

(Dollar amounts in millions)	March 31, 2020	December 31, 2019

Operating assets and liabilities
Operating right-of-use assets, net of amortization	$211	$218
Operating lease liabilities	240	246
Weighted average remaining lease term (years)
Operating leases	9.0	9.1
Finance leases	19.9	20.2
Weighted average discount rate
Operating leases	3.2%	3.2%
Finance leases	3.1%	3.1%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The components of lease expense are as follows:

	Three Months Ended March 31,
(In millions)	2020	2019

Operating lease costs	$12	$12
Variable lease costs	12	13
Total lease cost	$24	$25
Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
(In millions)	2020	2019

Cash paid for amounts in the measurement of lease liabilities:
Operating cash disbursements from operating leases	$13	$10
ROU assets obtained in exchange for lease liabilities:

	Three Months Ended March 31,
(In millions)	2020	2019

New operating lease liabilities	$3	$—
Maturities analysis for operating lease liabilities as of March 31, 2020 is as follows (contractual undiscounted lease payments):

(In millions)

2020 [1]	$38
2021	45
2022	41
2023	34
2024	25
Thereafter	100
Total	$283
1 Contractual maturities for the nine months remaining in 2020.
The Bank enters into certain lease agreements where it is the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which the Bank occupies portions of the building. Operating lease income was $3 million for both the first quarters of 2020 and 2019.
The Bank also has a lending division that makes equipment leases, considered to be sales-type leases or direct financing leases, totaling $331 million and $334 million as of March 31, 2020 and December 31, 2019, respectively. The Bank uses leasing of equipment as a venue for customers to access equipment without purchasing upfront. The Bank recorded income of $3 million and $4 million on these leases for the first quarters of 2020 and 2019.
9. LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
Long-term debt is summarized as follows:

(In millions)	March 31, 2020	December 31, 2019

Subordinated notes	$626	$572
Senior notes	1,165	1,147
Finance lease obligations	4	4
Total	$1,795	$1,723

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount, unamortized debt issuance costs, and basis adjustments for interest rate swaps designated as fair value hedges. The change in outstanding senior and subordinated debt balances from December 31, 2019 to March 31, 2020 was primarily a result of the basis adjustments on the interest rate swaps. During the first quarter of 2020 the Bank terminated two receive-fixed interest rate swaps designated as hedges on senior notes, resulting in one outstanding receive-fixed interest rate swap designated as a hedge on a $500 million subordinated note with an interest rate of 3.25% at March 31, 2020. The outstanding swap constitutes a qualifying fair value hedging relationship. The terminated interest rate swaps will be amortized off until the original maturity date. For more information on derivatives designated as qualifying fair value hedges, see Note 7 – Derivative Instruments and Hedging Activities.
Common Stock
The Bank’s common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. As of March 31, 2020, there were 163.9 million shares of 0.001 par value common stock outstanding. The balance of common stock and additional paid-in capital was $2.7 billion at March 31, 2020, and decreased $67 million, or 2%, from December 31, 2019, primarily due to Bank common stock repurchases.
During the first quarter of 2020, we continued our common stock buyback program and repurchased 1.7 million shares of common stock outstanding with a fair value of $75 million at an average price of $45.02 per share.
As of March 31, 2020 29.2 million common stock warrants (NASDAQ: ZIONW), with an exercise price of $33.67 were outstanding, and each common stock warrant was convertible into 1.09 shares. The exercise of the common stock warrants is cashless as the warrants are settled on a net share basis. These warrants expire on May 22, 2020.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income improved to $259 million at March 31, 2020 from $43 million at December 31, 2019 primarily as a result of increases in the fair value of AFS securities due to changes in interest rates. Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Three Months Ended March 31, 2020
Balance at December 31, 2019	$29	$28	$(14)	$43
OCI before reclassifications, net of tax	147	71	—	218
Amounts reclassified from AOCI, net of tax	—	(2)	—	(2)
OCI	147	69	—	216
Balance at March 31, 2020	$176	$97	$(14)	$259
Income tax expense included in OCI	$48	$23	$—	$71
Three Months Ended March 31, 2019
Balance at December 31, 2018	$(228)	$(1)	$(21)	$(250)
OCI before reclassifications, net of tax	122	5	—	127
Amounts reclassified from AOCI, net of tax	—	1	—	1
OCI	122	6	—	128
Balance at March 31, 2019	$(106)	$5	$(21)	$(122)
Income tax expense included in OCI	$40	$2	$—	$42

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Amounts reclassified from AOCI [1]		Statement of income (SI)
(In millions)	Three Months Ended March 31,
Details about AOCI components	2020	2019		Affected line item

Net unrealized gains (losses) on derivative instruments	$3	$(1)	SI	Interest and fees on loans
Income tax expense	1	—
Amounts Reclassified from AOCI	2	(1)
1 Negative reclassification amounts indicate decreases to earnings in the statement of income.
10. COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In millions)	March 31, 2020	December 31, 2019

Net unfunded commitments to extend credit [1]	$21,983	$23,099
Standby letters of credit:
Financial	564	631
Performance	190	192
Commercial letters of credit	5	5
Total unfunded lending commitments	$22,742	$23,927
1 Net of participations
The Bank’s 2019 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At March 31, 2020, the Bank had recorded $4 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $2 million attributable to the RULC and $2 million of deferred commitment fees.
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
As of March 31, 2020, we were subject to the following material litigation or governmental inquiries:
•a civil suit, JTS Communities, Inc. et. al v. CB&T, Jun Enkoji and Dawn Satow, brought against us in the Superior Court for Sacramento County, California in June 2017. In this case four investors in our former customer, International Manufacturing Group (“IMG”) seek to hold us liable for losses arising from their investments in that company, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. This case is in the discovery phase with dispositive motion practice underway. The hearings for the dispositive motions have been delayed indefinitely, and the previously scheduled May 2020 trial setting has been vacated to be reset in the future due to the COVID-19 pandemic.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•a civil class action lawsuit, Evans v. CB&T, brought against us in the United States District Court for the Eastern District of California in May 2017. This case was filed on behalf of a class of up to 50 investors in IMG and seeks to hold us liable for losses of class members arising from their investments in IMG, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. In December 2017, the District Court dismissed all claims against the Bank. In January 2018, the plaintiff filed an appeal with the Court of Appeals for the Ninth Circuit. The appeal was heard in early April 2019 with the Court of Appeals reversing the trial court’s dismissal. This case is in the post-pleading phase, with an initial status conference scheduled for July 2020, and as a result, trial will not occur for a substantial period of time.
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
•a civil class action lawsuit, Gregory, et. al. v. Zions Bancorporation, brought against us in the United States District Court in Utah in January 2019. This case was filed on behalf of investors in Rust Rare Coin, Inc., alleging that we aided and abetted a Ponzi scheme fraud perpetrated by Rust Rare Coin, a Zions Bank customer. The case follows civil actions and the establishment of a receivership for Rust Rare Coin by The Commodities Futures Trading Commission and the Utah Division of Securities in November 2018, as well as a separate suit brought by the SEC against Rust Rare Coin and its principal, Gaylen Rust. The matter is in the early motion practice state. During the second quarter of 2019, we filed a motion to dismiss which has not yet been ruled upon by the Court. Trial has not been scheduled.
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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of March 31, 2020, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $35 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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
11. REVENUE RECOGNITION
We derive our revenue primarily from interest income on loans and securities, which was more than three-quarters of our revenue in the first quarter of 2020. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. For a discussion of the Bank’s revenue recognition from contracts, and the implementation of ASC 606, see Note 17 of our 2019 Annual Report on Form 10-K.
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
The following schedule presents the noninterest income and net revenue by operating segments for the three months ended March 31, 2020 and 2019:

	Zions Bank		Amegy		CB&T
(In millions)	2020	2019	2020	2019	2020	2019

Commercial account fees	$11	$10	$9	$8	$6	$6
Card fees	12	12	7	7	4	4
Retail and business banking fees	5	6	4	4	3	3
Capital markets and foreign exchange fees	—	—	2	1	—	—
Wealth management and trust fees	5	4	4	3	2	1
Other customer-related fees	1	1	—	—	1	—
Total noninterest income from contracts with customers (ASC 606)	34	33	26	23	16	14
Other noninterest income (Non-ASC 606 customer related)	5	1	9	11	8	5
Total customer-related fees	39	34	35	34	24	19
Other noninterest income (non-customer related)	(1)	(1)	1	—	1	—
Total noninterest income	38	33	36	34	25	19
Other real estate owned gain from sale	—	1	—	—	—	—
Net interest income	159	176	117	126	122	133
Total income less interest expense	$197	$210	$153	$160	$147	$152

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2020	2019	2020	2019	2020	2019

Commercial account fees	$2	$2	$2	$2	$2	$2
Card fees	3	3	3	3	1	2
Retail and business banking fees	2	2	3	2	1	1
Capital markets and foreign exchange fees	—	—	—	—	—	—
Wealth management and trust fees	1	—	1	1	1	—
Other customer-related fees	—	—	—	—	—	—
Total noninterest income from contracts with customers (ASC 606)	8	7	9	8	5	5
Other noninterest income (Non-ASC 606 customer related)	3	3	2	2	3	1
Total customer-related fees	11	10	11	10	8	6
Other noninterest income (non-customer related)	—	—	—	—	—	—
Total noninterest income	11	10	11	10	8	6
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	53	58	35	38	32	35
Total income less interest expense	$64	$68	$46	$48	$40	$41

	TCBW		Other		Consolidated Bank
(In millions)	2020	2019	2020	2019	2020	2019

Commercial account fees	$—	$—	$(1)	$—	$31	$30
Card fees	1	1	(1)	(1)	30	31
Retail and business banking fees	—	—	1	—	19	18
Capital markets and foreign exchange fees	—	—	1	2	3	3
Wealth management and trust fees	—	—	1	4	15	13
Other customer-related fees	—	—	4	3	6	4
Total noninterest income from contracts with customers (ASC 606)	1	1	5	8	104	99
Other noninterest income (Non-ASC 606 customer related)	—	—	9	—	39	23
Total customer-related fees	1	1	14	8	143	122
Other noninterest income (non-customer related)	—	—	(10)	11	(9)	10
Total noninterest income	1	1	4	19	134	132
Other real estate owned gain from sale	—	—	—	—	—	1
Net interest income	12	14	18	(4)	548	576
Total income less interest expense	$13	$15	$22	$15	$682	$709

Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in Other Assets. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically not significant.
12. RETIREMENT PLANS
The following discloses the net periodic cost (benefit) and its components for the Bank’s pension and other retirement plans:

(In millions)	Three Months Ended March 31,
	2020	2019

Interest cost	$1	$1
Expected return on plan assets	(2)	(2)
Partial settlement loss	1	—
Amortization of net actuarial loss	—	1
Net periodic cost (benefit)	$—	$—
As disclosed in our 2019 Annual Report on Form 10-K, the Bank has frozen its participation and benefit accruals for the pension plan and its contributions for individual benefit payments in the postretirement benefit plan. In October 2018, the Bank decided to terminate its pension plan subject to obtaining necessary regulatory approval.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Completion of this termination is expected in mid-2020. Plan participant benefits will not be disadvantaged because of this decision.
13. INCOME TAXES
The effective income tax rate of 12.5% for the first quarter of 2020 was lower than the 2019 first quarter rate of 22.3%. The income tax rates for both 2020 and 2019 were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance, and were increased by the non-deductibility of Federal Deposit Insurance Corporation (“FDIC”) premiums, certain executive compensation, and other fringe benefits. Further, the 2020 tax rate was reduced as a result of the proportional increase in nontaxable items and tax credits relative to pretax book income as compared to the prior year period.
We had a net deferred tax asset (“DTA”) balance of $6 million at March 31, 2020, compared with $37 million at December 31, 2019. The decrease in the net DTA resulted primarily from the decrease of accrued compensation and an increase in unrealized gains in other comprehensive income ("OCI") related to securities. An increase in the provision for loan losses in excess of net charge-offs, offset some of the overall decrease in DTA.
14. NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

	Three Months Ended March 31,
(In millions, except shares and per share amounts)	2020	2019

Basic:
Net income	$14	$213
Less common and preferred dividends	64	64
Undistributed earnings	(50)	149
Less undistributed earnings applicable to nonvested shares	—	1
Undistributed earnings applicable to common shares	(50)	148
Distributed earnings applicable to common shares	57	56
Total earnings applicable to common shares	$7	$204
Weighted average common shares outstanding (in thousands)	164,143	184,767
Net earnings per common share	$0.04	$1.10
Diluted:
Total earnings applicable to common shares	$7	$204
Weighted average common shares outstanding (in thousands)	164,143	184,767
Dilutive effect of common stock warrants (in thousands)	7,810	9,739
Dilutive effect of restricted stock awards and units (in thousands)	665	—
Dilutive effect of stock options (in thousands)	380	735
Weighted average diluted common shares outstanding (in thousands)	172,998	195,241
Net earnings per common share	$0.04	$1.04
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share.

	Three Months Ended March 31,
(In thousands)	2020	2019

Restricted stock and restricted stock units	627	1,423
Stock options	766	327

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
As of March 31, 2020, our banking business is conducted through 7 locally managed and branded segments in distinct geographical areas. Zions Bank operates 95 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. Amegy operates 75 branches in Texas. CB&T operates 85 branches in California. NBAZ operates 58 branches in Arizona. NSB operates 46 branches in Nevada. Vectra operates 34 branches in Colorado and one branch in New Mexico. TCBW operates two branches in Washington and one branch in Oregon.
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
The following schedule presents selected operating segment information for the three months ended March 31, 2020 and 2019:

	Zions Bank		Amegy		CB&T
(In millions)	2020	2019	2020	2019	2020	2019
SELECTED INCOME STATEMENT DATA
Net interest income	$159	$176	$117	$126	$122	$133
Provision for credit losses	53	11	103	(15)	38	3
Net interest income after provision for credit losses	106	165	14	141	84	130
Noninterest income	38	33	36	34	25	19
Noninterest expense	110	118	82	88	77	82
Income (loss) before income taxes	$34	$80	$(32)	$87	$32	$67
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$13,001	$12,939	$12,399	$11,861	$11,022	$10,574
Total average deposits	15,930	15,271	11,664	11,441	12,129	11,243

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2020	2019	2020	2019	2020	2019
SELECTED INCOME STATEMENT DATA
Net interest income	$53	$58	$35	$38	$32	$35
Provision for credit losses	20	3	12	(1)	25	4
Net interest income after provision for credit losses	33	55	23	39	7	31
Noninterest income	11	10	11	10	8	6
Noninterest expense	36	39	35	36	27	28
Income (loss) before income taxes	$8	$26	$(1)	$13	$(12)	$9
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,736	$4,749	$2,716	$2,500	$3,102	$3,055
Total average deposits	5,103	4,894	4,828	4,329	2,988	2,821

	TCBW		Other		Consolidated Bank
(In millions)	2020	2019	2020	2019	2020	2019
SELECTED INCOME STATEMENT DATA
Net interest income	$12	$14	$18	$(4)	$548	$576
Provision for credit losses	5	—	2	(1)	258	4
Net interest income after provision for credit losses	7	14	16	(3)	290	572
Noninterest income	1	1	4	19	134	132
Noninterest expense	6	6	35	33	408	430
Income (loss) before income taxes	$2	$9	$(15)	$(17)	$16	$274
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,258	$1,110	$563	$383	$48,797	$47,171
Total average deposits	1,047	1,075	3,220	2,842	56,909	53,916

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate and market risks are among the most significant risks regularly undertaken by us, and they are closely monitored as previously discussed. A discussion regarding our management of interest rate and market risk is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
The Bank’s management, with the participation of the Bank’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Bank’s disclosure controls and procedures as of March 31, 2020. Based on that evaluation, the Bank’s Chief Executive Officer and Chief Financial Officer concluded that the Bank’s disclosure controls and procedures were effective as of March 31, 2020. There were no changes in the Bank’s internal control over financial reporting during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 1.A RISK FACTORS
In addition to the risk factors included in Zions Bancorporation, National Association’s 2019 Annual Report on Form 10-K, we have added the following risk factor:
Our business, financial condition, liquidity and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, liquidity, capital and results of operations. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the continued effectiveness of our business continuity plan, the direct and indirect impact of the pandemic on our employees, customers, communities, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.
The COVID-19 pandemic has contributed to the following, any of which could have an adverse effect on our business, financial condition, liquidity and results of operations:
•Increased unemployment and decreased consumer confidence and business generally, leading to an increased risk of delinquencies, defaults and foreclosures.
•Ratings downgrades, credit deterioration and defaults in many sectors and industries, including, but not limited to, states and municipalities, retail, oil and gas, hotels and casinos, restaurants, dentists, airlines and transportation, leisure and day care facilities.
•A sudden and significant reduction in the valuation of the equity, fixed-income and commodity markets and the significant increase in the volatility of those markets.
•A decrease in the rates and yields on U.S. Treasury and other securities, which may lead to decreased net interest income.
•Increased demands on capital and liquidity.
•A reduction in the value of the assets that the Bank manages or otherwise administers or services for others, affecting related fee income and demand for the Bank’s services.
•Heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements.
We are prioritizing the safety of our customers, communities and employees, and have limited branch activity to be occupied by a specified number of individuals at any given time, drive-through services or in-office appointments. Additionally, the majority of employees are working remotely. If these measures are not effective in serving our customers or affect the productivity of our associates, they may lead to significant disruptions in our business operations.
Many of our counterparties and third-party service providers have also been, and may further be, affected by “stay-at-home” orders, market volatility and other factors that increase their risks of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or provide essential services. As a result, our operational and other risks are generally expected to increase until the pandemic subsides.
We are offering special financial assistance to support customers who are experiencing financial hardships related to the COVID-19 pandemic, including waivers of certain withdrawal fees from CDs and savings and money market accounts, loan payment deferrals and extensions, credit card payment extensions, temporary consumer mortgage payment forbearance and payment deferment, suspending initiation of new repossessions of automobiles and other vehicles and suspending new residential property foreclosures on consumer real estate loans. Additionally, we are a certified and qualified SBA lender and are assisting our customers with their applications for the Paycheck Protection Program. These assistance efforts may adversely affect our revenue and results of operations. In addition, if such measures are not effective in mitigating the effects of the COVID-19 pandemic on borrowers, we may experience higher rates of default and increased credit losses in future periods.
Certain segments and industries where the Bank has credit exposure, including, but not limited to, municipal finance, retail, oil and gas, hotels and casinos, restaurants, dentists, airlines and transportation, leisure and day care, have experienced significant operational challenges as a result of the COVID-19 pandemic. In some cases, the COVID-19 pandemic accelerated deterioration in industries, such as oil and gas, that were already experiencing increased volatility and stress. These negative effects may result in a number of clients making higher than usual

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
draws on outstanding lines of credit, which may negatively affect our liquidity if current economic conditions persist. The effects of the COVID-19 pandemic may also cause our municipal and commercial customers to be unable to pay their loans as they come due or decrease the value of collateral, which we expect would cause significant increases in our credit losses.
Net interest income is the largest component of the Bank’s revenue. Net interest income is significantly affected by market rates of interest. The significant reductions to the federal funds rate has led to a decrease in the rates and yields on U.S. Treasury securities, in some cases declining below zero. If interest rates are reduced further in response to the COVID-19 pandemic, we expect that our net interest income will decline, perhaps significantly. The overall effect of lower interest rates on the economic environment cannot be predicted at this time and depends on future actions the Federal Reserve may take to increase or reduce the targeted federal funds rate in response to the COVID-19 pandemic, and resulting economic conditions.
Governmental authorities have taken unprecedented measures to provide economic assistance to individual households and businesses, stabilize the markets and support economic growth. The success of these measures is unknown and they may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic. Additionally, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on the Bank’s business, financial condition, liquidity and results of operations. We also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the COVID-19 pandemic on market and economic conditions and actions governmental authorities take in response to those conditions.
The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. Until the pandemic subsides, the Bank expects continued draws on lines of credit, reduced revenues and increased customer and client defaults. Even after the pandemic subsides, the U.S. economy may experience a recession which may be prolonged, which could materially and adversely affect the Bank’s business, financial condition, liquidity and capital. To the extent the COVID-19 pandemic adversely affects our business, financial condition, liquidity, capital or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled “Risk Factors” in the Bank’s 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes the Bank’s share repurchases for the first quarter of 2020:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan (in millions)

January	1,149	$50.24	—	$—
February	1,465,246	45.63	1,463,700	8
March	202,396	40.53	202,396	—
First quarter	1,668,791	45.02	1,666,096
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
a.Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in Inline XBRL (i) the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Income for the three months ended March 31, 2020 and March 31, 2019, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and March 31, 2019, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2020 and March 31, 2019, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and March 31, 2019 and (vi) the Notes to Consolidated Financial Statement (filed herewith).

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.
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
Date: May 6, 2020