Form 10-Q
period 2020-06-30
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2020-08-05
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
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
Number of common shares outstanding at July 29, 2020      163,980,710 shares

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
•changes in governmental policy and regulation, including measures taken in response to economic, business, political and social conditions, such as the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), the Federal Reserve Board's efforts to provide liquidity to the financial system and provide credit to private commercial and municipal borrowers, and other programs designed to address the effects of the COVID-19 pandemic;
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
We caution against the undue reliance on forward-looking statements, which reflect our views only as of the date they are made. Except to the extent required by law, the Bank specifically disclaims any obligation to update any factors or to publicly announce the result of revisions to any of the forward-looking statements included herein to reflect future events or developments.
GLOSSARY OF ACRONYMS

ACL	Allowance for Credit Losses	GAAP	Generally Accepted Accounting Principles
AFS	Available-for-Sale	HECL	Home Equity Credit Line
ALCO	Asset/Liability Committee	HTM	Held-to-Maturity
ALLL	Allowance for Loan and Lease Losses	IMG	International Manufacturing Group
ALM	Asset Liability Management	LIBOR	London Interbank Offered Rate
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	MD&A	Management’s Discussion and Analysis
AOCI	Accumulated Other Comprehensive Income	Municipalities	State and Local Governments
ASC	Accounting Standards Codification	NASDAQ	National Association of Securities Dealers Automated Quotations
ASU	Accounting Standards Update	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
bps	basis points	NIM	Net Interest Margin
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
CECL	Current Expected Credit Loss	OCC	Office of the Comptroller of the Currency
CET1	Common Equity Tier 1 (Basel III)	OCI	Other Comprehensive Income
CFPB	Consumer Financial Protection Bureau	OREO	Other Real Estate Owned
CLTV	Combined Loan-to-Value Ratio	OTTI	Other-Than-Temporary Impairment
COSO	Committee of Sponsoring Organizations of the Treadway Commission	PEI	Private Equity Investment
CRE	Commercial Real Estate	PPNR	Pre-provision Net Revenue
CVA	Credit Valuation Adjustment	PPP	Paycheck Protection Program
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	PPPLF	Payroll Protection Program Liquidity Facility
DTA	Deferred Tax Asset	ROC	Risk Oversight Committee
EaR	Earnings at Risk	ROU	Right-of-Use
ERM	Enterprise Risk Management	RULC	Reserve for Unfunded Lending Commitments
EVE	Economic Value of Equity at Risk	S&P	Standard and Poor's
FASB	Financial Accounting Standards Board	SBA	Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SBIC	Small Business Investment Company
FDICIA	Federal Deposit Insurance Corporation Improvement Act	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
FTP	Funds Transfer Pricing	TDR	Troubled Debt Restructuring

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Tier 1	Common Equity Tier 1 (Basel III) and Additional Tier 1 Capital	Zions Bancorporation, N.A.	Zions Bancorporation, National Association
U.S.	United States	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association
Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association

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
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019

Net earnings applicable to common shareholders (GAAP)		$57	$6	$174	$189
Adjustment, net of tax:
Amortization of core deposit and other intangibles		—	—	—	—
Net earnings applicable to common shareholders, excluding the effects of the adjustment, net of tax (non-GAAP)	(a)	$57	$6	$174	$189
Average common equity (GAAP)		$7,030	$6,924	$6,866	$6,988
Average goodwill and intangibles		(1,014)	(1,014)	(1,014)	(1,014)
Average tangible common equity (non-GAAP)	(b)	$6,016	$5,910	$5,852	$5,974
Number of days in quarter	(c)	91	91	92	91
Number of days in year	(d)	366	366	365	365
Return on average tangible common equity (non-GAAP)	(a/b/c)*d	3.8%	0.4%	11.8%	12.7%

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
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		June 30, 2020	March 31, 2020	December 31, 2019	June 30, 2019

Total shareholders’ equity (GAAP)		$7,575	$7,472	$7,353	$7,599
Goodwill and intangibles		(1,014)	(1,014)	(1,014)	(1,014)
Tangible equity (non-GAAP)	(a)	6,561	6,458	6,339	6,585
Preferred stock		(566)	(566)	(566)	(566)
Tangible common equity (non-GAAP)	(b)	$5,995	$5,892	$5,773	$6,019
Total assets (GAAP)		$76,447	$71,467	$69,172	$70,065
Goodwill and intangibles		(1,014)	(1,014)	(1,014)	(1,014)
Tangible assets (non-GAAP)	(c)	$75,433	$70,453	$68,158	$69,051
Common shares outstanding (thousands)	(d)	163,978	163,852	165,057	176,935
Tangible equity ratio (non-GAAP)	(a/c)	8.7%	9.2%	9.3%	9.5%
Tangible common equity ratio (non-GAAP)	(b/c)	7.9%	8.4%	8.5%	8.7%
Tangible book value per common share (non-GAAP)	(b/d)	$36.56	$35.96	$34.98	$34.02
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Six Months Ended		Year Ended
(Dollar amounts in millions)		June 30, 2020	March 31, 2020	June 30, 2019	June 30, 2020	June 30, 2019	December 31, 2019

Noninterest expense (GAAP)	(a)	$430	$408	$424	$837	$854	$1,742
Adjustments:
Severance costs		—	—	1	—	1	25
Other real estate expense, net		—	—	—	—	(1)	(3)
Amortization of core deposit and other intangibles		—	—	—	—	1	1
Restructuring costs		—	1	—	1	—	15
Pension termination-related expense		28	—	—	28	—	—
Total adjustments	(b)	28	1	1	29	1	38
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$402	$407	$423	$808	$853	$1,704
Net interest income (GAAP)	(d)	$563	$548	$569	$1,111	$1,145	$2,272
Fully taxable-equivalent adjustments	(e)	6	7	7	13	13	26
Taxable-equivalent net interest income (non-GAAP)	(d+e)=f	569	555	576	1,124	1,158	2,298
Noninterest income (GAAP)	g	117	134	132	250	264	562
Combined income (non-GAAP)	(f+g)=(h)	686	689	708	1,374	1,422	2,860
Adjustments:
Fair value and nonhedge derivative loss		(12)	(11)	(6)	(23)	(8)	(9)
Securities gains (losses), net		(4)	(6)	(3)	(9)	(2)	3
Total adjustments	(i)	(16)	(17)	(9)	(32)	(10)	(6)
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$702	$706	$717	$1,406	$1,432	$2,866
Pre-provision net revenue (PPNR) (non-GAAP)	(h)-(a)	$256	$281	$284	$537	$568	$1,118
Adjusted PPNR (non-GAAP)	(j)-(c)	300	299	294	598	579	1,162
Efficiency ratio (non-GAAP)	(c/j)	57.3%	57.7%	59.0%	57.5%	59.6%	59.5%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
Executive Summary
The financial performance in the second quarter of 2020 reflected the continued deterioration in the economic environment due to the COVID-19 pandemic. The slowing of economic activity and rising unemployment rate contributed to a $168 million provision for credit losses. Rapidly decreasing interest rates drove our loan yields down more quickly than our deposit rates, leading to a 31 basis point decline in our net interest margin, which was 3.23% in the second quarter. The decline in the net interest margin was largely offset by strong loan and deposit growth, which were significantly assisted by the PPP. Core customer-related fee income was stable despite the economic weakness, while overall fee income was down due to declining values in our Small Business Investment Company portfolio and credit-related valuations in our customer interest rate swap exposure. Noninterest expenses were well controlled, due in part to the reductions in staff announced in late 2019, and also included a one-time pension plan termination-related expense of $28 million.
COVID-19 Pandemic
In the latter part of the first quarter of 2020, the COVID-19 pandemic manifested its impact on individuals, companies, and governments around the world. It has significantly curtailed the global economy and created a challenging operating environment. As economic conditions deteriorated in mid-March, we responded rapidly with some key modifications to adjust to the change in the operating environment:
•For our employees:
◦Enhanced the ability of our employees to work remotely, adjusting branch operating hours and restricting lobby access in many cases.
◦Provided significant support to employees by granting an increase in flexibility with paid leave, temporarily adjusting vacation policies, and increasing the cleaning of facilities to enable a safer environment for those employees who are not able to work from home.
◦Paid enhanced overtime for employees working on PPP loans and announced a $1,000 bonus to each of our employees with annualized compensation of less than $150,000 to be paid later this year.
•For our customers and communities:
◦Provided short-term loan payment and fee forbearance programs. Many borrowers requested and received temporary forbearance from obligations to assist them with the expected shortage in their near-term cash flow.
◦Moved certain offshore operations domestically to ensure that information security standards are met and that our customers are provided with the service and support they need.
◦Facilitated government programs. See "SBA Paycheck Protection Program" in this section for more information.
◦Provided support to our communities and we announced $30 million in future charitable contributions from the loan processing fees received from the PPP loans.
•For our shareholders and regulators:
◦Maintained our capital ratios at strong levels and materially augmented our allowance for credit losses ("ACL"), increased the ACL by $388 million, or 74%, since January 1, 2020.
◦Reduced costs where possible, which included reductions in incentive compensation linked to profitability and credit quality performance for certain executives.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Select Industries with Elevated Risk Related to COVID-19
We believe select industries have elevated risk due to the COVID-19 pandemic, and as a result, we are more closely managing our credit exposure to these industries, including having completed detailed industry credit reviews during the quarter. The following chart shows $4.2 billion, or 8.6%, of the Bank's non-PPP loan balances as of June 30, 2020, in these select industries. Approximately 29% of these loans were modified or deferring payments, and 97% were secured by collateral. The oil and gas-related industry has also been affected by the COVID-19 pandemic and a resulting global imbalance of supply and demand. For more information see "Oil and Gas-Related Exposure" on page 25 of Management's Discussion and Analysis.

Loan Balances of Select Industries with Elevated Risk Related to COVID-19 as of June 30, 2020 (in billions)
$1.12
$0.64
$0.47
$0.46
$0.43
$0.39
$0.23
$0.21
$0.15
$0.09
CRE: Retail
CRE: Hotel-Motel
C&I: Tech, Telecom, Media
C&I: Retail
C&I: Entertain., Recreation
C&I: Transp.
C&I: Consumer Services
C&I: Real Estate Constr.
C&I: Food & Bev. Mfg. Wholesale
C&I: Commercial Services

Line utilization for the COVID-19 selected industries declined approximately nine percentage points from March 31, 2020 to June 30, 2020. For information on loan modifications related to COVID-19 see "COVID-19 modifications" on page 30 of Management's Discussion and Analysis.
SBA's Paycheck Protection Program
During the second quarter of 2020, we provided assistance to many small businesses through the PPP. This program provides small businesses with funds to be used for certain expenses as defined by the SBA.
As of June 30, 2020, we had processed approximately $7 billion of PPP loans for more than 46,000 customers, which included more than 10,000 new customers. We are working diligently to solidify those new relationships. We ranked ninth by dollar volume of all the participating financial institutions, as disclosed by the SBA. Payments by borrowers on the loans will begin six months after the note date, while interest at 1%, will continue to accrue during the six-month deferment. Loans can be forgiven in whole or part (up to full principal and any accrued interest).
Loan processing fees paid to the Bank from the SBA are accounted for as loan origination fees. These fees, net of loan origination costs, are deferred and recognized over the life of the loan as a yield adjustment. If a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized net deferred fees will be recognized in

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
interest income at that time. As the PPP continues to evolve, changes to the loan terms and exercise of loan forgiveness may impact the effective yield.
Federal Reserve's Main Street Lending Program
We are a participant in the Federal Reserve's Main Street Lending Program to support lending to small and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. As of June 30, 2020, we had not funded any loans under this program.
Second Quarter 2020 Financial Performance

Net Earnings Applicable to Common Shareholders (in millions)	Provision for Credit Losses (in millions)	Adjusted PPNR (in millions)	Efficiency ratio

Net earnings decreased from the second quarter of 2019 to the second quarter of 2020 primarily from an increase in the provision for credit losses. The increase in net earnings from the first quarter of 2020 to the current period was primarily due to a lower provision for credit losses.

The increased provision for credit losses in the first and second quarters of 2020 compared with the second quarter of 2019 is primarily due to experienced and expected economic deterioration caused by the COVID-19 pandemic and stress in the oil and gas-related sector.
PPNR increased from both the first quarter of 2020 and the second quarter of 2019. The increase in adjusted PPNR from the same prior year period is primarily a result of a $21 million decrease in adjusted noninterest expense, partially offset by a $15 million decrease in adjusted taxable-equivalent revenue.
Our efficiency ratio improved from both the first quarter of 2020 and the second quarter of 2019. The improvement from the same prior year period is a result of expense control, including a reduction in workforce during the fourth quarter of 2019.

The Bank reported net earnings applicable to common shareholders of $57 million, or $0.34 per diluted common share for the second quarter of 2020, compared with net earnings applicable to common shareholders of $189 million, or $0.99 per diluted common share for the second quarter of 2019.
During this time of economic uncertainty, we have materially strengthened our allowance for credit losses. Charge-offs were $31 million during the second quarter of 2020, compared with $14 million during the same prior year period.
We entered the current economic environment with a strong capital and reserve position, a robust liquidity profile, and a loan portfolio that has been substantially “de-risked” in recent years and that largely tends to have collateral as a secondary source of repayment – a characteristic that has historically resulted in lower loss rates per dollar of troubled loans.
Net income decreased by $132 million to $66 million in the second quarter of 2020 from $198 million in the second quarter of 2019, primarily due to a $147 million increase in the provision for credit losses, $28 million of expense related to the previously announced pension plan termination, and a decrease of $15 million in total noninterest income. These decreases were partially offset by a $42 million reduction in income taxes, a $10 million increase in loan-related fees and income, and a $7 million decrease in salaries and employee benefits.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Net income for the first six months of 2020 was $80 million, compared with $411 million for the first six months of 2019. The provision for credit losses increased by $401 million during this same time period to $426 million from $25 million and was the primary reason for the decrease in net income. Noninterest expense decreased $17 million while total noninterest income decreased $14 million during this same time period.
Net interest income was $563 million in the second quarter of 2020 compared with $569 million in the same prior year period. Interest income decreased by $89 million, but was partially offset by a decrease in interest expense of $83 million. Both were impacted from lower benchmark interest rates. Interest income also benefited from loan growth of 13%, largely from PPP loans.
Adjusted PPNR of $300 million for the second quarter of 2020 was up $6 million, or 2%, from the second quarter of 2019. Adjusted noninterest expense decreased by $21 million in the same period, reflecting expense control and the reduction in workforce announced in October 2019. The Bank’s efficiency ratio was 57.3% in the second quarter of 2020 compared with 59.0% in the second quarter of 2019 and 57.7% in the first quarter of 2020. See “GAAP to Non-GAAP Reconciliations” on page 6 for more information regarding the calculation of the adjusted PPNR and the efficiency ratio.
Our average loan portfolio increased $5.9 billion, or 12%, from the second quarter of 2019, with PPP loans accounting for $5.0 billion, or 84% of the growth. The yield on average loans decreased by 102 bps, reflecting the decline in benchmark interest rates. Overall, from the second quarter of 2019 to the second quarter of 2020, classified loans increased by $707 million, or 92%, and nonaccrual loans increased by $91 million, or 37%. The ratio of net loan charge-offs to average loans was 0.23% for the second quarter of 2020, compared with 0.12% for the second quarter of 2019. Unfunded lending commitments increased $0.9 billion, or 3.9%, to $24.2 billion at June 30, 2020 from $23.3 billion at June 30, 2019.
At June 30, 2020, oil and gas-related loans represented 5% of the total loan portfolio, compared with 8% at December 31, 2014, or the beginning of the last energy cycle. Since December 31, 2014, the mix of oil and gas-related loans has shifted toward lower risk loans and our underwriting standards for these loans have been strengthened. For the second quarter of 2020, the classified oil and gas-related loan ratio was 8.3%, there were no oil and gas-related net charge-offs, and the ACL related to oil and gas-related loans was 5.7%. See "Oil and Gas-Related Exposure" on page 25 for additional information on oil and gas-related loans.
Areas of focus for 2020
We started 2020 with a continued focus on initiatives related to Bank profitability and returns on- and of-equity as detailed in our 2019 Annual Report on Form 10-K (see “Focus for 2020” in our 2019 Annual Report on  Form 10-K). More recently, with the human and economic crises caused by the COVID-19 pandemic, we are focusing on serving our customers, communities, and employees who have been negatively impacted by the COVID-19 pandemic, as previously discussed, as well as heightening our vigilance in managing emerging risks. We believe this focus will create the best long-term value for our shareholders.
Net Interest Income and Net Interest Margin
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities and is more than three-quarters of our revenue. Net interest income is derived from both the volume of interest-earning assets and interest-bearing liabilities and their respective yields/rates.
Net interest income decreased $6 million to $563 million in the second quarter of 2020 from $569 million in the second quarter of 2019. The decrease was primarily due to lower interest rates, with yields on loans and securities declining more than the rates paid on deposits and borrowed funds. The impact of lower interest rates was partially offset by loan growth, primarily PPP loans, and a shift in liability balances from borrowed funds to lower-cost deposits.
The net interest margin (“NIM”) decreased to 3.23% in the second quarter of 2020, compared with 3.54% in the same prior year period and 3.41% in the first quarter of 2020. The decrease in the NIM from the same prior year

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
period was a result of lower yields on loans and securities, somewhat offset by decreases in interest rates on deposits and other borrowed funds. Excluding the effect of the PPP loans, we expect that the NIM will remain under pressure over the next several quarters.
Average interest-earning assets increased $5.6 billion from the second quarter of 2019 to the second quarter of 2020, with average rates decreasing 83 bps. Average interest-bearing liabilities increased $0.4 billion during this same period, while the average rate paid on interest-bearing liabilities decreased 86 bps. We are continuing to work on reducing our cost of funds, and during the second quarter of 2020, we repurchased and retired $429 million principal amount of our senior notes to manage liquidity.
The loan growth during the second quarter of 2020 was funded through a mix of deposits, securities run-off, and a net increase of long-term debt. The average loan yield decreased 102 bps over the same prior year period, with decreases of 89 bps, 141 bps, and 62 bps in commercial non-PPP, CRE, and consumer loans, respectively. The yield on PPP loans was 3.14% during the second quarter of 2020, which was impacted by the amortization of loan fees that are recognized over the life of the loans. As the PPP continues to evolve, changes to the loan terms and exercise of loan forgiveness may impact the effective yield.
Benchmark interest rates decreased in 2019 and 2020 resulting in a negative impact on yields. A portion of our variable-rate loans, such as those with longer initial rate periods or longer reset frequencies, have not yet been affected by declines in benchmark interest rates. Also, our earning assets generally reprice more quickly than our funding sources, because nearly half of our deposits are noninterest-bearing.
Average AFS securities balances decreased by $622 million from the second quarter of 2019 to the second quarter of 2020. Yields on average AFS securities decreased by 31 bps over the same period.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average total deposits were $63.0 billion for the second quarter of 2020, compared with $54.3 billion for the second quarter of 2019. The funding of PPP loan proceeds into customer deposit accounts contributed meaningfully to overall deposit growth, which may be short-term, depending on behavior of the PPP customers and their use of the funds. Average interest-bearing deposits grew 9% and were $33.9 billion for the second quarter of 2020, compared with $31.2 billion for the same prior year period. The daily average benchmark federal funds target rate decreased from 2.50% to 0.25% between the second quarter of 2019 and the second quarter of 2020, or 225 bps, while the rate paid on the Bank’s average interest-bearing deposits decreased 58 bps, from 85 bps in the second quarter of 2019 to 27 bps in the second quarter of 2020. We are actively monitoring and managing deposits, and have been reducing deposit rates since mid-2019. Our cost of total deposits decreased 34 bps, from 49 bps in the second quarter of 2019 to 15 bps in the second quarter of 2020.
Although we consider a wide variety of sources when determining our funding needs, we benefit from access to deposits from a significant number of small- to mid-sized business customers, which provides us with a low cost of funds that have a positive impact on our NIM. Because many of our deposit accounts are of an operating nature for businesses and households, we expect our noninterest-bearing deposits to remain a competitive advantage. Average noninterest-bearing demand deposits increased by $6.0 billion, or 26% from the second quarter of 2019 to the second quarter of 2020. This increase in demand deposits primarily reflects PPP loans that were funded directly into these accounts. Average noninterest-bearing deposits comprised 46% and 42% of average total deposits for the second quarters of 2020 and 2019, respectively. The net impact of noninterest-bearing sources of funds on the NIM was 0.16% during the second quarter of 2020, compared with 0.50% during the second quarter of 2019, reflecting a decline in the value of these funds.
Average borrowed funds decreased by $3.0 billion from the second quarter of 2019 to the second quarter of 2020, with average short-term borrowings decreasing $3.6 billion, and average long-term borrowings increasing by $0.6 billion, reflecting less reliance on short-term borrowings and deposit growth. During 2019 the Bank issued $500 million of senior notes with an interest rate of 3.35% and $500 million of subordinated notes with an interest rate of 3.25%. Both of these note issuances were originally accompanied by fair value swap hedges which effectively transformed the borrowing cost to variable-rate. In late March 2020, we terminated the swaps which resulted in a reduction to the effective interest rate on the debt. For more information the termination of these swaps see Note 7 – Derivative Instruments and Hedging Activities. During the second quarter of 2020 the Bank repurchased and retired $210 million and $219 million principal amount of its 3.35% and 3.50% senior notes, respectively. The average

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
interest rate paid on short-term borrowings and long-term debt decreased by 242 bps and 191 bps, respectively, from the second quarter of 2019 to the second quarter of 2020 due to lower benchmark interest rates.
The spread on average interest-bearing funds was 3.07% and 3.04% for the second quarters of 2020 and 2019, respectively. The spread on average interest-bearing funds for these periods was affected by the same factors that impacted the NIM. Interest rate spreads and margins are impacted by the mix of assets we hold, the composition of our loan and securities portfolios, and the type of funding used. Our estimates of the Bank’s interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. Further detail on interest rate risk is discussed in “Interest Rate and Market Risk Management” on page 31.
The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$1,610	$1	0.35%	$1,261	$8	2.64%
Securities:
Held-to-maturity	632	6	3.58	687	6	3.69
Available-for-sale	14,128	74	2.12	14,750	90	2.43
Trading account	149	2	4.29	172	2	4.48
Total securities [2]	14,909	82	2.20	15,609	98	2.51
Loans held for sale	125	2	5.02	71	—	2.18
Loans and leases [3]
Commercial - excluding PPP loans	25,773	259	4.05	24,977	308	4.94
Commercial - PPP loans	5,016	39	3.14	—	—	—
Commercial real estate	11,866	112	3.81	11,777	153	5.22
Consumer	11,613	106	3.66	11,570	124	4.28
Total loans and leases	54,268	516	3.83	48,324	585	4.85
Total interest-earning assets	70,912	601	3.41	65,265	691	4.24
Cash and due from banks	617			592
Allowance for credit losses on loans and debt securities	(724)			(496)
Goodwill and intangibles	1,014			1,014
Other assets	4,095			3,480
Total assets	$75,914			$69,855
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$30,094	$10	0.13%	$26,262	$41	0.63%
Time	3,853	13	1.35	5,025	25	2.02
Total interest-bearing deposits	33,947	23	0.27	31,287	66	0.85
Borrowed funds:
Federal funds purchased and other short-term borrowings	2,230	1	0.11	5,795	37	2.53
Long-term debt	1,736	8	1.93	1,230	12	3.84
Total borrowed funds	3,966	9	0.91	7,025	49	2.76
Total interest-bearing liabilities	37,913	32	0.34	38,312	115	1.20
Noninterest-bearing demand deposits	29,053			23,060
Other liabilities	1,352			929
Total liabilities	68,318			62,301
Shareholders’ equity:
Preferred equity	566			566
Common equity	7,030			6,988
Total shareholders’ equity	7,596			7,554
Total liabilities and shareholders’ equity	$75,914			$69,855
Spread on average interest-bearing funds			3.07%			3.04%
Effect of net noninterest-bearing sources of funds			0.16			0.50
Net interest margin		$569	3.23		$576	3.54
Memo: total loans and leases, excluding PPP loans	$49,252	477	3.90	$48,324	585	4.85
Memo: total cost of deposits			0.15			0.49
Memo: total deposits and interest-bearing liabilities	66,966	32	0.19	61,372	115	0.75
1 Rates are calculated using amounts in thousands and the statutory taxable-equivalent rates where applicable. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
2 Interest on total securities includes $25 million and $31 million of taxable-equivalent premium amortization for the second quarters of 2020 and 2019, respectively.
3 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(Unaudited)	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$1,812	$9	1.00%	$1,264	$17	2.69%
Securities:
Held-to-maturity	612	11	3.65	758	14	3.71
Available-for-sale	13,907	151	2.19	14,737	180	2.46
Trading account	157	3	4.28	140	3	4.49
Total securities [2]	14,676	165	2.27	15,635	197	2.54
Loans held for sale	117	2	4.15	67	1	1.96
Loans and leases [3]
Commercial - excluding PPP loans	25,645	545	4.27	24,703	612	4.99
Commercial - PPP loans	2,506	41	3.29	—	—	—
Commercial real estate	11,706	245	4.21	11,557	301	5.26
Consumer	11,675	222	3.83	11,490	244	4.29
Total loans and leases	51,532	1,053	4.11	47,750	1,157	4.89
Total interest-earning assets	68,137	1,229	3.63	64,716	1,372	4.27
Cash and due from banks	646			574
Allowance for loan losses	(611)			(498)
Goodwill and intangibles	1,014			1,014
Other assets	3,873			3,417
Total assets	$73,059			$69,223
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$29,475	43	0.30%	$26,142	76	0.59%
Time	4,153	31	1.49	4,851	47	1.96
Total interest-bearing deposits	33,628	74	0.44	30,993	123	0.80
Borrowed funds:
Federal funds purchased and other short-term borrowings	2,576	9	0.72	5,543	70	2.55
Long-term debt	1,742	22	2.57	1,056	21	3.94
Total borrowed funds	4,318	31	1.47	6,599	91	2.77
Total interest-bearing liabilities	37,946	105	0.56	37,592	214	1.15
Noninterest-bearing demand deposits	26,326			23,140
Other liabilities	1,244			929
Total liabilities	65,516			61,661
Shareholders’ equity:
Preferred equity	566			566
Common equity	6,977			6,996
Total shareholders’ equity	7,543			7,562
Total liabilities and shareholders’ equity	$73,059			$69,223
Spread on average interest-bearing funds			3.07%			3.12%
Impact of net noninterest-bearing sources of funds			0.25			0.49
Net interest margin		$1,124	3.32		$1,158	3.61
Memo: total loans and leases, excluding PPP loans	$49,026	1,012	4.15	$47,750	1,157	4.89
Memo: total cost of deposits			0.25			0.46
Memo: total deposits and interest-bearing liabilities	64,272	105	0.32	60,732	214	1.14
1 Rates are calculated using amounts in thousands and the statutory taxable-equivalent rates where applicable. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
2 Interest on total securities includes $54 million and $63 million of taxable-equivalent premium amortization for the first six months of 2020 and 2019, respectively.
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
The provision for credit losses, which is the combination of both the provision for loan losses and the provision for unfunded lending commitments, was $168 million in the second quarter of 2020, compared with $21 million in the second quarter of 2019 and $258 million in the first quarter of 2020. The ACL increased $351 million to $914 million at June 30, 2020, compared with $563 million at June 30, 2019. The increase in the ACL is primarily due to experienced and expected economic deterioration caused by the COVID-19 pandemic, and stress in the oil and gas-related sector. The provision for credit losses for debt securities was less than $1 million in the second quarter of 2020.
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
Note 6 of our 2019 Annual Report on Form 10-K and “Credit Risk Management” on page 24 contains information on how we determine the appropriate level for the ALLL and the RULC. Also, for more information see "Critical Accounting Policies and Significant Estimates" on page 41.
Noninterest Income
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. Growing noninterest income is a key strategic priority, and several strategic initiatives are underway to

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
support this effort, although growth has been impacted by the effects of COVID-19. Specifically, we are working to leverage our focus on commercial and small business customers to accelerate sales of capital markets products and wealth advisory services. Noninterest income accounted for 17% and 19% of net revenue during the second quarters of 2020 and 2019, respectively. Noninterest income was $117 million for the second quarter of 2020, compared with $132 million for the second quarter of 2019.
We believe a subtotal of customer-related fees provides a better view of income over which we have more direct near-term control. It excludes items such as dividends, insurance-related income, mark-to-market adjustments on certain derivatives, and securities gains and losses. Customer-related fees were stable at $130 million during both the second quarters of 2020 and 2019. Non customer-related fees decreased by $15 million from the second quarter of 2019 to the second quarter of 2020.
The following schedule presents a comparison of the major components of noninterest income.
NONINTEREST INCOME

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2020	2019			2020	2019

Commercial account fees	$30	$30	$—	—%	$61	$60	$1	2%
Card fees	19	23	(4)	(17)	39	46	(7)	(15)
Retail and business banking fees	15	20	(5)	(25)	33	38	(5)	(13)
Loan-related fees and income	27	17	10	59	53	35	18	51
Capital markets and foreign exchange fees	18	20	(2)	(10)	42	35	7	20
Wealth management and trust fees	15	15	—	—	31	28	3	11
Other customer-related fees	6	5	1	20	12	10	2	20
Customer-related fees	130	130	—	—	271	252	19	8
Fair value and nonhedge derivative loss	(12)	(6)	(6)	NM	(23)	(8)	(15)	188
Dividends and other income	3	11	(8)	NM	11	22	(11)	(50)
Securities losses, net	(4)	(3)	(1)	NM	(9)	(2)	(7)	NM
Total noninterest income	$117	$132	$(15)	(11)%	$250	$264	$(14)	(5)%
Loan-related fees and income increased $10 million from the second quarter of 2019 to the second quarter of 2020 due to strength in residential mortgage banking activity, including loan sales, which benefited from the reduction in benchmark interest rates. Due to the waiving of fees for customers during the early stages of the COVID-19 pandemic, we experienced a $5 million decrease from the second quarter of 2019 to the second quarter of 2020 in retail and business banking fees, mostly attributable to lower insufficient fund fees, as well as a $4 million decrease in card fees from reduced economic activity and transaction volume in the second quarter of 2020. Capital markets and foreign exchange fees decreased by $2 million from the second quarter of 2019 to the second quarter of 2020, due largely to reduced loan syndication fees.
In the second quarter of 2020, the Bank recognized a $12 million negative credit valuation adjustment (“CVA”) on client-related interest rate swaps, compared with a $6 million negative CVA in the prior year period. This change reflects the Bank’s growing customer-related credit exposure to interest rate swaps. Dividends and other income decreased from $11 million in the second quarter of 2019, to $3 million in the second quarter of 2020, due to adverse market valuations on certain Small Business Investment Company (“SBIC”) investments and lower dividends received from the Federal Home Loan Bank (“FHLB”), reflecting less FHLB activity stock held by the Bank.
Customer-related fees for the first six months of 2020 increased by $19 million primarily from loan-related fees and income and capital markets and foreign exchange fees, partially offset by a decrease in card fees and loan-related fees and income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Noninterest Expense
Noninterest expense increased by $6 million, or 1%, from the second quarter of 2019 to the second quarter of 2020. Adjusted noninterest expense decreased $21 million, or 5%, over the same period, reflecting our ongoing efforts to reduce expenses and streamline operations. The following schedule presents a comparison of the major components of noninterest expense.
NONINTEREST EXPENSE

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2020	2019			2020	2019

Salaries and employee benefits	$267	$274	$(7)	(3)%	$540	$562	$(22)	(4)%
Occupancy, net	32	32	—	—	65	65	—	—
Furniture, equipment and software, net	32	35	(3)	(9)	64	67	(3)	(4)
Other real estate expense, net	—	—	—	NM	—	(1)	1	NM
Credit-related expense	6	8	(2)	(25)	10	13	(3)	(23)
Professional and legal services	10	13	(3)	(23)	22	23	(1)	(4)
Advertising	3	5	(2)	(40)	6	11	(5)	(45)
FDIC premiums	7	6	1	17	12	12	—	—
Other	73	51	22	43	118	102	16	16
Total noninterest expense	$430	$424	$6	1%	$837	$854	$(17)	(2)%
Adjusted noninterest expense [1]	$402	$423	$(21)	(5)%	$808	$853	$(45)	(5)%
1 For information on non-GAAP financial measures, see “GAAP to Non-GAAP Reconciliations” on page 6.
Noninterest expense increased primarily as a result of a $28 million pension plan termination-related expense recognized in Other noninterest expense. The pension plan termination included a $17 million reclassification out of accumulated other comprehensive income and into Other noninterest expense, resulting in a pre-tax decrease in shareholders’ equity of $11 million. Salaries and employee benefits decreased by $7 million, primarily from lower overall incentive compensation, although there were increases for certain compensation pools, such as those related to PPP loans. Full-time equivalent employees decreased from 10,326 to 9,859 from the second quarter of 2019 to the second quarter of 2020 primarily as a result of the 5% workforce reduction announced in October 2019. However, base salaries did not decline 5% from the prior year second quarter due to the effects of inflation and merit increases.
The Bank’s efficiency ratio was 57.3% in the second quarter of 2020 compared with 59.0% in the second quarter of 2019 and 57.7% in the first quarter of 2020. The efficiency ratio and adjusted noninterest expense exclude certain expense items (see “GAAP to Non-GAAP Reconciliations” on page 6 for more information regarding the calculation of the efficiency ratio).
Income Taxes
Income tax expense for the second quarter of 2020 was $16 million compared with $58 million for the same prior year period as a result of lower income during the second quarter of 2020. The effective income tax rates were 19.5% and 22.7% for the second quarters of 2020 and 2019, respectively, as a result of the proportional increase in nontaxable items and tax credits relative to pretax book income as compared to the prior year period.
Income tax expense for the first six months of 2020 was $18 million compared to $119 million for the first six months of 2019. The effective tax rates for these year-to-date periods were 18.4% and 22.5%, respectively. Note 13 of the Notes to Consolidated Financial Statements contains additional information about the factors that influenced the income tax rates and information about deferred income tax assets and liabilities.
Preferred Stock Dividends
Preferred stock dividends have been consistent over the past year and were $9 million for both the second quarters of 2020 and 2019.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets while keeping non-earning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases.
For information regarding the average balances of our interest-earning assets, the amount of revenue generated by them, and their respective yields, see the average balance sheet on page 16.
Average interest-earning assets were $68.1 billion for the first six months of 2020, compared with $64.7 billion for the first six months of 2019. Average interest-earning assets as a percentage of total average assets for the first six months of 2020 and 2019 were 93% and 94%, respectively.
Average loans were $51.5 billion and $47.8 billion for the first six months of 2020 and 2019, respectively. Average loans as a percentage of total average assets for the first six months of 2020 were 71%, compared with 69% in the same prior year period.
Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, increased by 43% to $1.8 billion for the first six months of 2020, compared with $1.3 billion for the first six months of 2019. Average securities decreased by 6% for the first six months of 2020, compared with the first six months of 2019.
Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk, in addition to generating revenue for the Bank. Refer to the “Liquidity Risk Management” section on page 36 for additional information on management of liquidity and funding. The following schedule presents a profile of our investment securities portfolio. The amortized cost amounts represent the original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 3 of our 2019 Annual Report on Form 10-K.
INVESTMENT SECURITIES PORTFOLIO

	June 30, 2020			December 31, 2019
(In millions)	Par value	Amortized cost	Estimated fair value	Par value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$687	$688	$691	$592	$592	$597
Available-for-sale
U.S. Treasury securities	100	100	100	25	25	25
U.S. Government agencies and corporations:
Agency securities	1,242	1,241	1,276	1,301	1,301	1,302
Agency guaranteed mortgage-backed securities	9,795	9,911	10,213	9,406	9,518	9,559
Small Business Administration loan-backed securities	1,221	1,325	1,286	1,414	1,535	1,495
Municipal securities	1,144	1,239	1,301	1,175	1,282	1,319
Other debt securities	25	25	25	25	25	25
Total available-for-sale	13,527	13,841	14,201	13,346	13,686	13,725
Total investment securities	$14,214	$14,529	$14,892	$13,938	$14,278	$14,322
The amortized cost of investment securities at June 30, 2020 increased by 2% from the balances at December 31, 2019. Approximately 28% of the investment securities are floating-rate as of June 30, 2020.
The investment securities portfolio includes $315 million of net premium that is distributed across various asset classes as illustrated in the preceding schedule. Premium amortization for the three months ended June 30, 2020, was $25 million, compared with $31 million for the same period in 2019.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
As of June 30, 2020, under the GAAP fair value accounting hierarchy, 0.7% of the $14.2 billion fair value of the AFS securities portfolio was valued at Level 1, 99.3% was valued at Level 2, and there were no Level 3 AFS securities. At December 31, 2019, 0.2% of the $13.7 billion fair value of AFS securities portfolio was valued at Level 1, 99.8% was valued at Level 2, and there were no Level 3 AFS securities. See Note 3 of our 2019 Annual Report on Form 10-K for further discussion of fair value accounting.
Exposure to State and Local Governments
We provide multiple products and services to state and local governments (referred to collectively as “municipalities”), including deposit services, loans, and investment banking services, and we invest in securities issued by the municipalities. The following schedule summarizes our exposure to state and local municipalities:
MUNICIPALITIES

(In millions)	June 30, 2020	December 31, 2019

Loans and leases	$2,535	$2,393
Held-to-maturity – municipal securities	688	592
Available-for-sale – municipal securities	1,301	1,319
Trading account – municipal securities	141	107
Unfunded lending commitments	319	200
Total direct exposure to municipalities	$4,984	$4,611
At June 30, 2020, no municipal loans were on nonaccrual. Most of the municipal loan and lease portfolio is secured by real estate, equipment, or is a general obligation of a municipal entity. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans.
Foreign Exposure and Operations
Our credit exposure to foreign sovereign risks and total foreign credit exposure is not significant. We also do not have significant foreign exposure to derivative counterparties. We had no foreign deposits at June 30, 2020 and December 31, 2019.
Loan Portfolio
For the first six months of 2020 and 2019, average loans accounted for 71% and 69%, respectively, of total average assets. As presented in the following schedule, the largest category was commercial and industrial loans, excluding PPP loans, which constituted 26% of our loan portfolio at June 30, 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
LOAN PORTFOLIO

	June 30, 2020		December 31, 2019
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$14,076	25.5%	$14,760	30.3%
PPP	6,690	12.1	—	—
Leasing	324	0.6	334	0.7
Owner-occupied	8,083	14.7	7,901	16.2
Municipal	2,535	4.6	2,393	4.9
Total commercial	31,708	57.5	25,388	52.1
Commercial real estate:
Construction and land development	2,367	4.3	2,211	4.5
Term	9,587	17.4	9,344	19.2
Total commercial real estate	11,954	21.7	11,555	23.7
Consumer:
Home equity credit line	2,856	5.2	2,917	6.0
1-4 family residential	7,393	13.4	7,568	15.6
Construction and other consumer real estate	640	1.1	624	1.3
Bankcard and other revolving plans	437	0.8	502	1.0
Other	141	0.3	155	0.3
Total consumer	11,467	20.8	11,766	24.2
Total net loans	$55,129	100.0%	$48,709	100.0%
Loan portfolio growth during the first six months of 2020 was primarily due to the origination of PPP loans across our geographical footprint. Excluding PPP loans, commercial and industrial loans decreased, with the decrease partially offset by increases in term commercial real estate ("CRE"), commercial owner-occupied, CRE construction and land development, and municipal loans. The growth in the loan portfolio during the first six months of 2020 was primarily at CB&T, Amegy Bank (“Amegy”), and Zions Bank.
Other Noninterest-Bearing Investments
During the first six months of 2020, the Bank decreased its short-term borrowings with the Federal Home Loan Bank (“FHLB”) by $1 billion. This decrease also led to a $40 million decrease in FHLB activity stock. The value of our SBIC investments decreased by $32 million during the same period as a result of lower valuations and disposition of investments. Aside from these decreases, Other noninterest-bearing investments remained relatively stable as illustrated in the following schedule.
OTHER NONINTEREST-BEARING INVESTMENTS

(In millions)	June 30, 2020	December 31, 2019

Bank-owned life insurance	$530	$525
Federal Home Loan Bank stock	10	50
Federal Reserve stock	97	107
Farmer Mac stock[1]	40	47
SBIC investments	122	154
Non-SBIC investment funds	11	12
Other	3	3
Total other noninterest-bearing investments	$813	$898
1 As a result of the merger of our former bank holding company into the Bank, we agreed to dispose of our Farmer Mac Class C stock to resolve questions about the permissibility of national bank investments in such shares, and initiated sales of the stock in the first quarter of 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Premises, Equipment, and Software
Net premises, equipment, and software increased $31 million, or 2.7%, during the first six months of 2020. In 2017, the Bank implemented the first phase of its core lending and deposit systems replacement project, which replaced the Bank’s primary consumer lending systems. During the first quarter of 2019, the Bank successfully implemented the second phase of this project by replacing its primary commercial and CRE lending systems. With this milestone reached, we now have substantially all our retail, commercial and CRE loans on a new modern core platform. The Bank is well underway with the project to convert its deposit servicing system by 2022. The total core replacement project spend amount is comprised of both capitalized amounts and amounts that are expensed as incurred. The useful life for most of the capitalized costs is 10 years. The following schedule shows the total amount of costs capitalized, less accumulated depreciation, by phase for the core replacement project.

	June 30, 2020
(In millions)	Phase 1	Phase 2	Phase 3	Total
Capitalized costs for the core replacement project
Total amount capitalized, less accumulated depreciation	$50	$78	$77	$205
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for the Bank. Average total deposits for the first six months of 2020 increased by 11%, compared with the first six months of 2019, with average interest-bearing deposits increasing by 9% and average noninterest-bearing deposits increasing by 14%. The average interest rate paid for interest-bearing deposits was 36 bps lower during the first six months of 2020, compared with the first six months of 2019.
Demand, savings, and money market deposits were 94% and 92% of total deposits at June 30, 2020 and December 31, 2019, respectively. At June 30, 2020 and December 31, 2019, total deposits included $1.6 billion and $2.3 billion, respectively, of brokered deposits. See “Liquidity Risk Management” on page 36 for additional information on funding and borrowed funds.
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
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration (“SBA”), Federal Housing Authority, Veterans’ Administration, Export-Import Bank of

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
the U.S., and the U.S. Department of Agriculture. As of June 30, 2020, the principal balance of these loans was $7.3 billion, and the guaranteed portion of these loans was $7.1 billion. Most of these loans were guaranteed by the SBA. The following schedule presents the composition of government agency guaranteed loans and includes $6.7 billion of the aforementioned PPP loans.
GOVERNMENT GUARANTEES

(Dollar amounts in millions)	June 30, 2020	Percent guaranteed	December 31, 2019	Percent guaranteed

Commercial	$7,254	98%	$555	74%
Commercial real estate	18	78	18	78
Consumer	6	100	7	100
Total loans	$7,278	98%	$580	75%
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	June 30, 2020		December 31, 2019
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Retail trade	$2,808	8.9%	$2,606	10.3%
Healthcare and social assistance	2,803	8.8	1,916	7.5
Manufacturing	2,747	8.7	2,160	8.5
Real estate, rental and leasing	2,518	7.9	2,401	9.5
Construction	2,095	6.6	1,158	4.6
Finance and insurance	2,089	6.6	1,837	7.2
Wholesale trade	1,923	6.0	1,639	6.4
Professional, scientific, and technical services	1,837	5.8	950	3.7
Hospitality and food services	1,688	5.3	983	3.9
Transportation and warehousing	1,638	5.2	1,454	5.7
Utilities[1]	1,498	4.7	1,411	5.6
Mining, quarrying, and oil and gas extraction	1,425	4.5	1,429	5.6
Other Services (except Public Administration)	1,285	4.1	890	3.5
Public Administration	1,268	4.0	1,189	4.7
Other[2]	4,086	12.9	3,365	13.3
Total	$31,708	100.0%	$25,388	100.0%
1 Includes primarily utilities, power, and renewable energy.
2 No other industry group exceeds 3.3%.
Oil and Gas-Related Exposure
Various industries represented in the previous schedule, including mining, quarrying and oil and gas extraction, manufacturing, and transportation and warehousing, contain certain loans we categorize as oil and gas-related. At June 30, 2020, we had approximately $4.5 billion of total oil and gas-related credit exposure. The distribution of oil and gas-related loans by customer market segment is shown in the following schedule:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
OIL AND GAS-RELATED EXPOSURE 1

(in millions)	June 30, 2020		December 31, 2019		December 31, 2014

Loans and leases	Amount	Percent	Amount	Percent	Amount	Percent
Upstream	$1,034	39%	$1,041	42%	$1,107	36%
Midstream	909	35	863	34	579	19
Oil and gas services	460	17	439	18	1,277	41
Downstream	226	9	158	6	110	4
Total loan and lease balances	2,629	100%	2,501	100%	3,073	100%
Unfunded lending commitments	1,916		2,171		2,700
Total oil and gas-related credit exposure	$4,545		$4,672		$5,773

1 Because many borrowers operate in multiple businesses, judgment has been applied in characterizing a borrower as oil and gas-related, including a particular segment of oil and gas-related activity, e.g., upstream or midstream; typically, 50% of revenues coming from the oil and gas sector is used as a guide.

At June 30, 2020, oil and gas-related loans represented approximately 5% of the total loan portfolio, compared with 8% at December 31, 2014, or the beginning of the last energy cycle. Due to active risk management of the portfolio, the mix of oil and gas-related loans at June 30, 2020 consists of 39% upstream, 35% midstream, 17% oil and gas-related services, and 9% downstream, compared with 36%, 19%, 41%, and 4%, respectively, at December 31, 2014.
We use disciplined underwriting practices to mitigate the risk associated with upstream lending activities. Upstream loans are made to reserve-based borrowers where approximately 84% of those loans are collateralized by the value of the borrower’s oil and gas reserves. The following schedule presents certain credit quality measures of our oil and gas-related loan portfolio.

	June 30, 2020	December 31, 2019
Credit quality measures
Classified loan ratio	8.3%	2.2%
Nonaccrual loan ratio	2.7%	0.7%
Ratio of nonaccrual loans that are current	69.4%	66.7%
Net charge-offs, annualized[1]	—%	0.5%
Ratio of allowance for credit losses to oil and gas-related loans, at period end	5.7%	3.1%
1 Calculated as the ratio of annualized net charge-offs for each respective period to loan balances at each period end.
For the second quarter of 2020, the classified oil and gas-related loan ratio was 8.3%, we had no oil and gas-related net charge-offs, and the ACL related to oil and gas-related loans was 5.7%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Real Estate Loans
Select information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	6/30/2020	$1,183	$3,026	$647	$658	$1,647	$1,490	$427	$509	$9,587	80.2%
% of loan type		12.3%	31.6%	6.7%	6.9%	17.2%	15.5%	4.5%	5.3%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2020	0.3%	0.3%	—%	0.8%	—%	0.1%	—%	0.4%	0.2%
	12/31/2019	0.1%	0.1%	—%	0.2%	—%	0.1%	—%	0.2%	0.1%
≥ 90 days	6/30/2020	—%	0.3%	1.1%	—%	0.1%	0.3%	—%	0.4%	0.2%
	12/31/2019	—%	0.1%	—%	—%	—%	—%	—%	0.2%	—%
Accruing loans past due 90 days or more	6/30/2020	$—	$—	$8	$—	$—	$—	$—	$—	$8
	12/31/2019	—	—	—	—	—	—	—	—	—
Nonaccrual loans	6/30/2020	$—	$10	$—	$—	$4	$5	$—	$4	$23
	12/31/2019	—	3	—	—	3	6	—	4	16
Residential construction and land development
Balance outstanding	6/30/2020	$94	$220	$43	$—	$201	$130	$10	$19	$717	6.0%
% of loan type		13.1%	30.7%	6.0%	—%	28.0%	18.2%	1.4%	2.6%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2020	—%	1.4%	—%	—%	—%	—%	—%	—%	0.4%
	12/31/2019	—%	1.2%	—%	—%	—%	—%	—%	—%	0.4%
≥ 90 days	6/30/2020	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
Accruing loans past due 90 days or more	6/30/2020	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2019	—	—	—	—	—	—	—	—	—
Nonaccrual loans	6/30/2020	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2019	—	—	—	—	—	—	—	—	—
Commercial construction and land development
Balance outstanding	6/30/2020	$113	$312	$70	$126	$404	$433	$137	$55	$1,650	13.8%
% of loan type		6.9%	18.9%	4.2%	7.7%	24.5%	26.2%	8.3%	3.3%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2020	—%	1.0%	5.7%	—%	—%	—%	—%	—%	0.4%
	12/31/2019	—%	0.4%	—%	—%	—%	0.2%	—%	—%	0.1%
≥ 90 days	6/30/2020	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
Accruing loans past due 90 days or more	6/30/2020	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2019	—	—	—	—	—	—	—	—	—
Nonaccrual loans	6/30/2020	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2019	—	—	—	—	—	—	—	—	—
Total construction and land development	6/30/2020	$207	$532	$113	$126	$605	$563	$147	$74	$2,367
Total commercial real estate	6/30/2020	$1,390	$3,558	$760	$784	$2,252	$2,053	$574	$583	$11,954	100.0%
1 No other geography exceeds $89 million for all three loan types.
2 Delinquency rates include nonaccrual loans.
At June 30, 2020, our CRE construction and land development and term loan portfolios represent approximately 22% of the total loan portfolio. The majority of our CRE loans are secured by real estate located within our geographical footprint. Approximately 25% of the CRE loan portfolio matures in the next 12 months. Construction

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
and land development loans generally mature in 18 to 36 months and contain full or partial recourse guarantee structures with one to five-year extension options or roll-to-perm options that often result in term debt. Term CRE loans generally mature within a three to seven-year period and consist of full, partial, and non-recourse guarantee structures. Typical term CRE loan structures include annually-tested operating covenants that require loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value tests.
Approximately $142 million, or 6%, of the construction and land development portfolio at June 30, 2020 consists of land acquisition and development loans. Most of these land acquisition and development loans are secured by specific retail, apartment, office, or other projects. For a more comprehensive discussion of CRE loans, see the “Commercial Real Estate Loans” section in our 2019 Annual Report on Form 10-K.
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
We are also engaged in Home Equity Credit Line (“HECL”) lending. At both June 30, 2020 and December 31, 2019, our HECL portfolio totaled $2.9 billion. The following schedule describes the composition of our HECL portfolio by lien status.
HECL PORTFOLIO BY LIEN STATUS

(In millions)	June 30, 2020	December 31, 2019

Secured by first deeds of trust	$1,374	$1,392
Secured by second (or junior) liens	1,482	1,525
Total	$2,856	$2,917
At June 30, 2020, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.
Approximately 89% of our HECL portfolio is still in the draw period, and approximately 18% of those loans are scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The annualized ratio of net charge-offs to average balances for the first six months of 2020 and 2019 for the HECL portfolio was 0.00% and (0.02)%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned (“OREO”) increased to 0.62% at June 30, 2020, compared with 0.51% at December 31, 2019.
Total nonaccrual loans at June 30, 2020 increased $96 million from December 31, 2019, primarily in the commercial and industrial loan portfolio at Amegy and Vectra.
The balance of nonaccrual loans can decrease due to paydowns, charge-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on nonaccrual. If a restructured loan performs under the new terms for at least a period of six months, the loan can be considered for return to accrual status. See “Restructured Loans” following for more information. See also Note 6 of the Notes to Consolidated Financial Statements for more information on nonaccrual loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	June 30, 2020	December 31, 2019

Nonaccrual loans [1]	$339	$243
Other real estate owned	5	8
Total nonperforming assets	$344	$251
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	0.62%	0.51%
Accruing loans past due 90 days or more	$16	$10
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.03%	0.02%
Nonaccrual loans and accruing loans past due 90 days or more	$355	$253
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases[1]	0.64%	0.52%
Accruing loans past due 30-89 days	$168	$75
Nonaccrual loans[1] current as to principal and interest payments	53.4%	53.1%
1 Includes loans held for sale.
Restructured Loans
Troubled debt restructurings (“TDRs”) are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for whom we have granted a concession that we would not otherwise consider. TDRs increased $132 million, or 86%, during the first six months of 2020. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.
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
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	June 30, 2020	December 31, 2019

Restructured loans – accruing	$197	$78
Restructured loans – nonaccruing	88	75
Total	$285	$153
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019

Balance at beginning of period	$167	$174	$153	$202
New identified TDRs and principal increases	145	14	172	20
Payments and payoffs	(12)	(11)	(22)	(39)
Charge-offs	(15)	(1)	(15)	(5)
No longer reported as TDRs	—	—	(2)	—
Sales and other	—	—	(1)	(2)
Balance at end of period	$285	$176	$285	$176
COVID-19 modifications
As described previously, we developed various debt relief programs for our borrowers that have been adversely impacted by the COVID-19 pandemic. These programs primarily began in the second quarter of 2020 and generally consisted of short-term, or 90-day, principal and interest loan payment deferrals. Consistent with accounting and regulatory guidance, loan modifications provided to borrowers experiencing financial difficulties exclusively related to the COVID-19 pandemic, in which we provided these short-term modifications or payment deferrals, are not classified as TDRs. Approximately 8.5% of total loan balances (across most loan products and industries) have been processed for modifications or payment deferrals as of June 30, 2020.
Allowance for Credit Losses
In analyzing the adequacy of the ALLL, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, our loan and lease portfolio is broken into segments based on loan type.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:
SUMMARY OF LOAN LOSS EXPERIENCE

(Dollar amounts in millions)	Six Months Ended June 30, 2020	Twelve Months Ended December 31, 2019	Six Months Ended June 30, 2019

Loans and leases outstanding (net of unearned income)	$55,129	$48,709	$48,617
Average loans and leases outstanding (net of unearned income)	$51,532	$48,265	$47,750
Allowance for loan losses:
Balance at beginning of period[1]	$497	$495	$495
Provision for loan losses	401	37	22
Charge-offs:
Commercial	41	57	27
Commercial real estate	—	4	1
Consumer	8	17	7
Total	49	78	35
Recoveries:
Commercial	7	25	12
Commercial real estate	—	6	3
Consumer	4	10	6
Total	11	41	21
Net loan and lease charge-offs (recoveries)	38	37	14
Balance at end of period	$860	$495	$503
Ratio of annualized net charge-offs to average loans and leases	0.15%	0.08%	0.06%
Ratio of allowance for loan losses to net loans[2] and leases, at period end	1.56%	1.02%	1.03%
Ratio of allowance for loan losses to nonaccrual loans[2], at period end	254%	204%	203%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	242%	196%	190%
1 Beginning balances at January 1, 2020 for the allowance for loan losses do not agree to their respective ending balances at December 31, 2019 because of the adoption of the CECL accounting standard.
2 Does not include loans held for sale.
The total ALLL increased during the first six months of 2020 by $365 million, primarily as a result of experienced and expected economic deterioration caused by the COVID-19 pandemic and stress in the oil and gas-related sector.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. At June 30, 2020, the reserve was $54 million, a decrease of $5 million and $6 million from December 31, 2019, and June 30, 2019, respectively.
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
Over the course of the last several years, we have actively reduced the level of asset sensitivity through the purchase of short-to-medium duration agency pass-through securities and funding these purchases by reducing money market investments and increasing short-term borrowings. This repositioning of the investment portfolio has increased current net interest income while dampening the impact of lower rates on net interest income contraction. We anticipate moderately lower net interest income in the current rate environment as the rate earned on our assets continue to decline. Due to our concentration in noninterest-bearing deposits as well as the low interest rates paid on our interest-bearing deposits, there is little room to reduce deposit costs.
At December 31, 2019 we had $1.5 billion of fixed-to-floating interest rate swaps hedging long-term debt (effectively converting the fixed-rate debt into floating-rate debt). In late March 2020, we terminated $1.0 billion of swaps (i.e. two $500 million swaps with maturities in August 2021 and February 2022) with a combined fair value of $36 million that adjusted the carrying value of the debt by the same amount. The basis adjustment will be amortized as an adjustment to interest expense through the maturity of the debt, thereby reducing the effective interest rate. For more information on derivatives designated as qualifying hedges, see Note 7 – Derivative Instruments and Hedging Activities.
The schedule below presents all derivatives utilized in our asset-liability management ("ALM") activities that are designated in qualifying hedging relationships as defined by GAAP as of June 30, 2020 and December 31, 2019. The schedule includes the notional amount, fair value, and the weighted-average receive-fixed rate for each category of interest rate derivatives, shown by maturity for the next five years.

	June 30, 2020
		Contractual Maturity
(Dollar amounts in millions)	Total	2020	2021	2022	2023	2024	Thereafter	Maturities-to-date 2020
Cash flow hedges
Receive-fixed interest rate swaps
Net fair value[1]	$119	$1	$1	$79	$5	$33	$—	$—
Total notional amount	3,500	350	50	2,400	300	400	—	88
Weighted-average fixed-rate	2.06%	1.56%	1.81%	2.06%	2.35%	2.35%	—%	1.53%

Fair value hedges
Receive-fixed interest rate swaps
Net fair value[1]	$49	$—	$—	$—	$—	$—	$49	$—
Total notional amount	500	—	—	—	—	—	500	—
Weighted-average fixed-rate	1.70%	—%	—%	—%	—%	—%	1.70%	—%

Total ALM interest rate derivatives
Net fair value[1]	$168	$1	$1	$79	$5	$33	$49	$—
Total notional amount	4,000	350	50	2,400	300	400	500	88
1Fair values shown in the schedule above are presented net and exclude the effects of collateral settlements for centrally cleared derivatives.

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
1Fair values shown in the schedule above are presented net and exclude the effects of collateral settlements for centrally cleared derivatives.
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
EaR is an estimate of the change in total net interest income that would be recognized under different interest rate environments over a one-year period. This simulated impact to net interest income due to a change in rates uses as its base a modeled net interest income that is not necessarily the same as the most recent quarter's or year's reported net interest income. Rather, EaR employs estimated net interest income under an unchanged interest rate scenario as the basis for comparison. The EaR process then simulates changes to the base net interest income under several interest rate scenarios, including parallel and nonparallel interest rate shifts across the yield curve, taking into account deposit repricing assumptions and estimates of the possible exercise of embedded options within the portfolio (e.g., a borrower’s ability to refinance a loan under a lower-rate environment). The EaR model does not contemplate changes in fee income that are amortized into interest income (e.g. premiums, discounts, origination points and costs, etc.). Our policy contains a trigger for a 10% decline in rate-sensitive income as well as a risk capacity of a 13% decline if rates were to immediately rise or fall in parallel by 200 bps. As of December 31, 2018 the EaR declined by 12% for a 200 bps decline in rates. This trigger violation informed our decision to move to a less asset-sensitive position throughout 2019 and into 2020. As of June 30, 2020 the EaR declined by 1% for a 200 bps decline in rates.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
The aforementioned migration and correlation assumptions result in deposit durations presented in the following schedule.
DEPOSIT ASSUMPTIONS

	June 30, 2020
Product	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	3.9%	2.9%
Money market	5.4%	1.8%
Savings and interest-on-checking	3.3%	2.4%
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows EaR, or percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	June 30, 2020
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(1.4)%	—%	7.6%	13.4%	18.6%
1 Assumes rates cannot go below zero in the negative rate shift.
For non-maturity interest-bearing deposits, the weighted average modeled beta is 24%. If the weighted average deposit beta were to increase 6%, the EaR in the +100 bps rate shock would change from 7.6% to 7.2%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
For comparative purposes, the December 31, 2019 measures are presented in the following schedule.

	December 31, 2019
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(4.6)%	—%	3.0%	6.0%	8.9%
1 Assumes rates cannot go below zero in the negative rate shift.
The asset sensitivity as measured by EaR increased quarter over quarter primarily due to changes in the deposit beta for money market accounts. The lower beta is consistent with our prior experience with the federal funds target rate in the range of 0%-0.25%.
The EaR analysis focuses on parallel rate shocks across the term structure of rates. The yield curve typically does not move in a parallel manner. If we consider a flattening rate shock where the short-term rate moves +200 bps but the ten-year rate only moves +30 bps, the increase in EaR is 39% less over 24 months compared with the parallel +200 bps rate shock.
CHANGES IN ECONOMIC VALUE OF EQUITY
As of the dates indicated, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps. For non-maturity interest-bearing deposits, the weighted average modeled beta is 24%. If the weighted average deposit beta were to increase 6% it would change the EVE in the +100 bps rate shock from 10.6% to 9.2%. In the -100 bps rate shock the EVE would increase due to the fact that we cap the value of our indeterminate deposits at their par value, or equivalently we assume no premium would be required to dispose of these liabilities given that depositors could be repaid at par. Since our assets increase in value as rates fall and the majority of our liabilities are indeterminate deposits, EVE increases disproportionately.

	June 30, 2020
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Economic Value of Equity	12.8%	—%	10.6%	14.4%	16.6%
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
Our focus on business banking also plays a significant role in determining the nature of the Bank’s asset-liability management posture. At June 30, 2020, $22 billion of the Bank’s commercial lending and CRE loan balances were scheduled to reprice in the next three months. Of these variable-rate loans approximately 98% are tied to either the prime rate or LIBOR. For these variable-rate loans we have executed $3.5 billion of cash flow hedges by receiving fixed rates on interest rate swaps or through purchased interest rate floors. Additionally, asset sensitivity is reduced due to $3 billion of variable-rate loans being priced at floored rates at June 30, 2020, which were above the “index plus spread” rate by an average of 73 bps. At June 30, 2020, we also had $3.2 billion of variable-rate consumer loans scheduled to reprice in the next three months. Of these variable-rate consumer loans approximately $1.1 billion were priced at floored rates, which were above the “index plus spread” rate by an average of 36 bps.
See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
At June 30, 2020, we had a relatively small amount, $160 million, of trading assets and $42 million of securities sold, not yet purchased, compared with $182 million and $66 million, respectively, at December 31, 2019.
We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During the second quarter of 2020, the after-tax change in AOCI attributable to AFS securities increased by $94 million, due largely to changes in the interest rate environment, compared with a $116 million increase in the same prior year period.
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
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various small business investment company ("SBIC") venture capital funds. Our equity exposure to these investments was $122 million and $154 million at June 30, 2020 and December 31, 2019, respectively. On occasion, some of the companies within our SBIC investments may issue an initial public offering. In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce additional market risk.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The Bank continues to perform liquidity stress tests and assess its portfolio of highly liquid assets (sufficient to cover 30-day funding needs under the stress scenarios). At June 30, 2020, our investment securities portfolio of $15.0 billion and cash and money market investments of $2.4 billion collectively comprised 23% of total assets.
The Bank’s consolidated cash, interest-bearing deposits held as investments, and security resell agreements were $2.4 billion at June 30, 2020 compared to $1.8 billion at December 31, 2019, and $1.7 billion at June 30, 2019. During the first six months of 2020 the primary source of cash was from an increase in deposits. Uses of cash during the same period were primarily from (1) loan originations, (2) a decrease in short-term borrowings, (3) an increase in investment securities, (4) repayment of long-term debt, (5) dividends on common and preferred stock, and (6) repurchases of our common stock.
Total deposits were $65.7 billion at June 30, 2020 compared to $57.1 billion at December 31, 2019 and $54.3 billion at June 30, 2019. The increase for the first six months of 2020 was a result of a $7.1 billion and $2.5 billion increase in noninterest-bearing demand deposits and savings and money market deposits, respectively, partially offset by a $1.0 billion decrease in time deposits. The funding of PPP loan proceeds into customer deposit accounts contributed meaningfully to overall deposit growth. The Bank’s core deposits, consisting of noninterest-bearing demand deposits, savings and money market deposits, and time deposits under $250,000, was $63.3 billion at June 30, 2020 compared with $53.9 billion at December 31, 2019 and $51.0 billion at June 30, 2019.
At June 30, 2020, maturities of our long-term senior and subordinated debt ranged from August 2021 to October 2029.
The Bank’s cash payments for interest, reflected in operating expenses, decreased to $123 million during the first six months of 2020 from $199 million during the first six months of 2019. This decrease is primarily due to lower interest rates paid on deposits and borrowed funds and lower borrowed funds. Additionally, the Bank paid approximately $130 million of dividends on preferred stock and common stock for the first six months of 2020 compared to $127 million for the first six months of 2019. Dividends paid per common share increased from $0.30 in the second quarter of 2019 to $0.34 in the second quarter of 2020. In July 2020, the Board approved a quarterly common dividend of $0.34 per share.
General financial market and economic conditions impact our access to and cost of external financing. Access to funding markets for the Bank is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. All of the credit rating agencies rate the Bank’s debt at an investment-grade level. Although the Bank’s credit ratings did not change during the first six months of 2020, Fitch and S&P revised their outlook to Negative from Stable due to disruption in economic activity and financial markets from the COVID-19 pandemic and the Bank's oil and gas exposure. The Bank's credit ratings and outlooks are presented in the following schedule.

CREDIT RATINGS
as of July 31, 2020:
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
The amount available for additional FHLB and Federal Reserve borrowings was approximately $19.1 billion at June 30, 2020 compared to $15.3 billion at December 31, 2019 and $13.8 billion at June 30, 2019. Loans with a carrying

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
value of approximately $26.6 billion at June 30, 2020 have been pledged at the FHLB of Des Moines and the Federal Reserve as collateral for current and potential borrowings compared with $21.5 billion at December 31, 2019. At June 30, 2020, we had $1 million short-term Federal Reserve borrowings outstanding and no long-term Federal Reserve or FHLB borrowings outstanding, compared with $1.0 billion of short-term FHLB borrowings and no long-term FHLB or Federal Reserve borrowings outstanding at December 31, 2019. At June 30, 2020, our total investment in FHLB and Federal Reserve stock was $10 million and $97 million, respectively, compared with $50 million and $107 million at December 31, 2019.
During the second quarter of 2020, the Federal Reserve established the Payroll Protection Program Liquidity Facility (“PPPLF”). Zions has the ability to pledge loans it has made under the PPP to the PPPLF and receive term funding matching the term of the pledged loans for the full balance of PPP loans held by the Bank. The PPPLF is therefore an additional source of liquidity with the amount determined by the balance of PPP loans held.
Our AFS investment securities are primarily held as a source of contingent liquidity. We target securities that can be easily turned into cash through sale or repurchase agreements and whose value remains relatively stable during market disruptions. We regularly manage our short-term funding needs through secured borrowing with the securities pledged as collateral. Interest rate risk management is another consideration for selection of investment securities. Our AFS securities balances increased by $476 million during the first six months of 2020.
The Bank’s loan to total deposit ratio was 84% at June 30, 2020 compared to 85% at December 31, 2019, indicating a higher deposit growth pattern compared to the loan growth pattern for the first six months of 2020. If our operating, investing and deposit activity do not provide the loan funding required, the Bank will rely on more expensive wholesale funding for a portion of its loan growth. Our use of borrowed funds (both short- and long-term) decreased by $1.6 billion during the first six months of 2020 as our deposit growth funded average loan growth over the period.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
CAPITAL MANAGEMENT
Overview
We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence. The Bank has a fundamental financial objective to consistently produce superior risk-adjusted returns on its shareholders’ capital. We entered the economic downturn resulting from the COVID-19 pandemic with a strong capital position.
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
Capital Management Actions
Weighted average diluted shares outstanding decreased 8.6 million from the first quarter of 2020, primarily due to a lower average Bank common share price and the expiration of common stock warrants. On May 22, 2020, 29.2 million common stock warrants (NASDAQ: ZIONW) expired, with an exercise price of $33.31. Each common stock warrant was convertible into 0.00 shares.
Total shareholders’ equity has remained consistent and was $7.6 billion at June 30, 2020 compared to $7.4 billion at December 31, 2019 and $7.6 billion at June 30, 2019. The primary increases during the first six months of 2020 was $242 million (after tax) from an increase in unrealized gains on AFS securities due largely to changes in the interest rate environment and net income of $80 million. The primary decreases during the same time period was $130 million from common and preferred stock dividends paid and $75 million from repurchases of Bank common stock from publicly announced plans. Common stock and additional paid-in capital decreased $60 million, or 2%, during the first six months of 2020 primarily due to the Bank common stock repurchases.
During the first quarter of 2020, the Bank repurchased 1.7 million shares of common stock, or 1% of common stock outstanding as of December 31, 2019, for $75 million at an average price of $45.02 per share. Beginning in the second quarter of 2020, the Bank suspended share repurchase activity until visibility on earnings is improved. The Bank expects to maintain the appropriate amount of capital to cover inherent risk. The timing and amount of additional common share repurchases will be subject to various factors, including the Bank's financial performance, business needs, prevailing economic conditions, and OCC approval. The magnitude, timing and form of capital return will be determined by the Board. Shares may be repurchased occasionally in the open market, through privately negotiated transactions, utilizing Rule 10b5-1 plans or otherwise.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The Bank paid common dividends of $113 million during the first six months of 2020 compared to $110 million during the first six months of 2019. In July 2020 the Board of Directors declared a quarterly dividend of $0.34 per common share payable on August 20, 2020 to shareholders of record on August 13, 2020. The Bank also paid dividends on preferred stock of $17 million for both the first six months of 2020 and 2019. See Note 9 for additional detail about capital management transactions during the first six months of 2020.
Basel III Capital Requirements
The Bank is subject to Basel III capital requirements to maintain adequate levels of capital as measured by several regulatory capital ratios. We met all capital adequacy requirements under the Basel III Capital Rules as of June 30, 2020. The following schedule presents the Bank’s capital and performance ratios as of June 30, 2020, December 31, 2019 and June 30, 2019.
A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. On March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that implement CECL before the end of 2020 the option to reduce for two years a portion of CECL’s adverse effect on regulatory capital. This is in addition to the three-year transition period already in place, resulting in an optional five-year transition. We adopted the provisions of this guidance beginning with the first quarter 2020 financial statements. As a result, we will delay recognizing the full amount of the June 30, 2020 impact of the ACL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of the ACL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. At June 30, 2020, the application of these provisions improved our CET1, Tier 1 risk-based and Total risk-based capital ratios by 14 basis points each, and improved our Tier 1 leverage capital ratio by 9 basis points.
CAPITAL RATIOS

	June 30, 2020	December 31, 2019	June 30, 2019

Tangible common equity ratio[1]	7.9%	8.5%	8.7%
Tangible equity ratio[1]	8.7	9.3	9.5
Average equity to average assets (three months ended)	10.0	10.7	10.8
Basel III risk-based capital ratios:
Common equity tier 1 capital	10.2	10.2	10.8
Tier 1 leverage	8.4	9.2	9.5
Tier 1 risk-based	11.2	11.2	11.8
Total risk-based	13.5	13.2	13.0
Return on average common equity (three months ended)	3.3	10.1	10.8
Return on average tangible common equity (three months ended)[1]	3.8	11.8	12.7
1 See “GAAP to Non-GAAP Reconciliations” on page 6 for more information regarding these ratios.
At June 30, 2020, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.3 billion and $7.5 billion, respectively, compared with $6.3 billion and $7.4 billion, respectively, at December 31, 2019. A more detailed discussion of capital management and Basel III requirements, including implications for the Bank, is contained in “Capital Standards – Basel Framework” under Part 1, Item 1, “Capital Management," and Note 15 of the Notes to Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.

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
As a result of this accounting standard, we expect our ACL will become more volatile primarily because, under the new methodology, the allowance is subject to economic forecasts that may change materially from period to period. Although we believe that our methodology for determining an appropriate level for the allowance adequately addresses the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses.
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
Note 6 of the Notes to Consolidated Financial Statements and “Credit Risk Management” on page 24 contain further information and more specific descriptions of the processes and methodologies used to estimate the allowance for credit losses.

ITEM 1. FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and due from banks	$570	$705
Money market investments:
Interest-bearing deposits	1,579	743
Federal funds sold and security resell agreements	266	484
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $691 and $597)	688	592
Available-for-sale, at fair value	14,201	13,725
Trading account, at fair value	160	182
Total securities	15,049	14,499
Loans held for sale	105	129
Loans and leases, net of unearned income and fees	55,129	48,709
Less allowance for loan losses	860	495
Loans held for investment, net of allowance	54,269	48,214
Other noninterest-bearing investments	813	898
Premises, equipment and software, net	1,173	1,142
Goodwill and intangibles	1,014	1,014
Other real estate owned	5	8
Other assets	1,604	1,336
Total Assets	$76,447	$69,172
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$30,714	$23,576
Interest-bearing:
Savings and money market	31,307	28,790
Time	3,663	4,719
Total deposits	65,684	57,085
Federal funds purchased and other short-term borrowings	860	2,053
Long-term debt	1,353	1,723
Reserve for unfunded lending commitments	54	59
Other liabilities	921	899
Total liabilities	68,872	61,819
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	566	566
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 163,978 and 165,057 shares) and additional paid-in capital	2,675	2,735
Retained earnings	3,979	4,009
Accumulated other comprehensive income (loss)	355	43
Total shareholders’ equity	7,575	7,353
Total liabilities and shareholders’ equity	$76,447	$69,172
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except shares and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$514	$581	$1,046	$1,151
Interest on money market investments	1	8	9	17
Interest on securities	80	95	161	191
Total interest income	595	684	1,216	1,359
Interest expense:
Interest on deposits	23	66	74	123
Interest on short- and long-term borrowings	9	49	31	91
Total interest expense	32	115	105	214
Net interest income	563	569	1,111	1,145
Provision for credit losses:
Provision for loan losses	161	20	401	22
Provision for unfunded lending commitments	7	1	25	3
Total provision for credit losses	168	21	426	25
Net interest income after provision for credit losses	395	548	685	1,120
Noninterest income:
Commercial account fees	30	30	61	60
Card fees	19	23	39	46
Retail and business banking fees	15	20	33	38
Loan-related fees and income	27	17	53	35
Capital markets and foreign exchange fees	18	20	42	35
Wealth management and trust fees	15	15	31	28
Other customer-related fees	6	5	12	10
Customer-related fees	130	130	271	252
Fair value and nonhedge derivative loss	(12)	(6)	(23)	(8)
Dividends and other investment income	3	11	11	22
Securities losses, net	(4)	(3)	(9)	(2)
Total noninterest income	117	132	250	264
Noninterest expense:
Salaries and employee benefits	267	274	540	562
Occupancy, net	32	32	65	65
Furniture, equipment and software, net	32	35	64	67
Other real estate expense, net	—	—	—	(1)
Credit-related expense	6	8	10	13
Professional and legal services	10	13	22	23
Advertising	3	5	6	11
FDIC premiums	7	6	12	12
Other	73	51	118	102
Total noninterest expense	430	424	837	854
Income before income taxes	82	256	98	530
Income taxes	16	58	18	119
Net income	66	198	80	411
Preferred stock dividends	(9)	(9)	(17)	(17)
Net earnings applicable to common shareholders	$57	$189	$63	$394
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	163,542	179,156	163,843	181,946
Diluted shares (in thousands)	164,425	189,098	168,132	192,206
Net earnings per common share:
Basic	$0.34	$1.05	$0.38	$2.15
Diluted	0.34	0.99	0.37	2.04
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019

Net income for the period	$66	$198	$80	$411
Other comprehensive income (loss), net of tax:
Net unrealized holding gains on investment securities	94	116	242	237
Net unrealized gains on other noninterest-bearing investments	(8)	—	(6)	(3)
Net unrealized holding gains on derivative instruments	7	30	76	39
Reclassification adjustment for (increase) decrease in interest income recognized in earnings on derivative instruments	(10)	1	(13)	2
Reclassification to earnings for termination of pension plan	13	—	13	—
Other comprehensive income	96	147	312	275
Comprehensive income	$162	$345	$392	$686
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at March 31, 2020	$566	163,852	$—	$2,668	$3,979	$259	$7,472
Net income for the period					66		66
Other comprehensive income, net of tax						96	96
Bank common stock repurchased		(11)		—			—
Net activity under employee plans and related tax benefits		137		7			7
Dividends on preferred stock					(9)		(9)
Dividends on common stock, $0.34 per share					(56)		(56)
Change in deferred compensation					(1)		(1)
Balance at June 30, 2020	$566	163,978	$—	$2,675	$3,979	$355	$7,575

Balance at March 31, 2019	$566	182,513	$—	$3,541	$3,603	$(122)	$7,588
Net income for the period					198		198
Other comprehensive income, net of tax						147	147
Bank common stock repurchased		(5,857)		(276)			(276)
Net shares issued from stock warrant exercises		7
Net activity under employee plans and related tax benefits		272		6			6
Dividends on preferred stock					(10)		(10)
Dividends on common stock, $0.30 per share					(54)		(54)
Balance at June 30, 2019	$566	176,935	$—	$3,271	$3,737	$25	$7,599

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2019	$566	165,057	$—	$2,735	$4,009	$43	$7,353
Net income for the period					80		80
Other comprehensive income, net of tax						312	312
Cumulative effect adjustment, adoption of ASU 2016-13, Credit Losses: Measurement of Credit Losses on Financial Instruments					20		20
Bank common stock repurchased		(1,680)		(75)			(75)
Net shares issued from stock warrant exercises		1
Net activity under employee plans and related tax benefits		600		15			15
Dividends on preferred stock					(17)		(17)
Dividends on common stock, $0.68 per share					(112)		(112)
Change in deferred compensation					(1)		(1)
Balance at June 30, 2020	$566	163,978	$—	$2,675	$3,979	$355	$7,575

Balance at December 31, 2018	$566	187,554	$—	$3,806	$3,456	$(250)	$7,578
Net income for the period					411		411
Other comprehensive income, net of tax						275	275
Cumulative effect adjustment, adoption of ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities					(3)		(3)
Bank common stock repurchased		(11,363)		(551)			(551)
Net shares issued from stock warrant exercises		8
Net activity under employee plans and related tax benefits		736		16			16
Dividends on preferred stock					(17)		(17)
Dividends on common stock, $0.60 per share					(110)		(110)
Balance at June 30, 2019	$566	176,935	$—	$3,271	$3,737	$25	$7,599

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$80	$411
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	426	25
Depreciation and amortization	63	93
Share-based compensation	18	18
Deferred income tax expense (benefit)	(94)	3
Net decrease (increase) in trading securities	22	(42)
Net increase in loans held for sale	(13)	(39)
Change in other liabilities	33	(73)
Change in other assets	(129)	(166)
Other, net	(8)	(10)
Net cash provided by operating activities	398	220
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	(618)	827
Proceeds from maturities and paydowns of investment securities held-to-maturity	73	239
Purchases of investment securities held-to-maturity	(169)	(160)
Proceeds from sales, maturities and paydowns of investment securities available-for-sale	1,795	1,345
Purchases of investment securities available-for-sale	(2,011)	(1,028)
Net change in loans and leases	(6,381)	(1,877)
Purchases and sales of other noninterest-bearing investments	59	(5)
Purchases of premises and equipment	(82)	(60)
Other, net	33	4
Net cash used in investing activities	(7,301)	(715)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	8,599	232
Net change in short-term funds borrowed	(1,194)	371
Proceeds from the issuance of long-term debt	—	497
Redemption of long-term debt	(429)	—
Proceeds from the issuance of common stock	5	7
Dividends paid on common and preferred stock	(130)	(127)
Bank common stock repurchased	(76)	(551)
Other, net	(7)	(10)
Net cash provided by financing activities	6,768	419
Net decrease in cash and due from banks	(135)	(76)
Cash and due from banks at beginning of period	705	614
Cash and due from banks at end of period	$570	$538
Cash paid for interest	$123	$199
Net cash paid for income taxes	17	132
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	1	6
Loans held for sale reclassified to loans held for investment, net	22	—
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2020
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
Operating results for the six months ended June 30, 2020 and 2019 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 2019 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank’s 2019 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity. Additionally, effective October 1, 2019, we made certain financial reporting changes and reclassifications to noninterest income in our Consolidated Statements of Income. These changes and reclassifications were adopted on a retrospective basis. The changes and reclassifications reflect changes only to noninterest income in the Consolidated Statements of Income and do not impact net income, net interest income or noninterest expense.
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
April 1, 2020	We adopted ASU 2020-04 on April 1, 2020; the impact upon adoption was not significant as no practical expedients were applied in the current period, but will be applied in future periods.

To date, the Bank has identified a significant number of contracts referencing LIBOR across various business units and contract types. Additionally, the Bank’s designated hedging relationships utilize LIBOR-indexed derivatives and hedge the LIBOR exposure of floating-rate commercial loans and the Bank’s fixed-rate debt. Remediation of these LIBOR exposures will constitute a significant operational effort. While the full impact of reference rate reform is still being determined, the application of the ASU and its practical expedients will significantly reduce the operational and financial statement impact of the Bank’s remediation efforts.

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
Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	June 30, 2020
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$100	$12,775	$—	$12,875
Municipal securities		1,301		1,301
Other debt securities		25		25
Total Available-for-sale	100	14,101	—	14,201
Trading account	16	144		160
Other noninterest-bearing investments:
Bank-owned life insurance		530		530
Private equity investments[1]	5		77	82
Other assets:
Agriculture loan servicing and interest-only strips			17	17
Deferred compensation plan assets	105			105
Derivatives:
Derivatives designated as hedges		(1)		(1)
Derivatives not designated as hedges:
Customer-facing interest rate		460		460
Other interest rate		20		20
Foreign exchange	3			3
Total Assets	$229	$15,254	$94	$15,577
LIABILITIES
Securities sold, not yet purchased	$42	$—	$—	$42
Other liabilities:
Deferred compensation plan obligations	105			105
Derivatives:
Derivatives designated as hedges		(1)		(1)
Derivatives not designated as hedges:
Customer-facing interest rate		32		32
Other interest rate		6		6
Foreign exchange	2			2
Total Liabilities	$149	$37	$—	$186
1 The level 1 PEI amount relates to the portion of our SBIC investments that is now publicly traded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	December 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$25	$12,356	$—	$12,381
Municipal securities		1,319		1,319
Other debt securities		25		25
Total Available-for-sale	25	13,700	—	13,725
Trading account	65	117		182
Other noninterest-bearing investments:
Bank-owned life insurance		525		525
Private equity investments[1]	9		107	116
Other assets:
Agriculture loan servicing and interest-only strips			18	18
Deferred compensation plan assets	113			113
Derivatives:
Derivatives not designated as hedges:
Customer-facing interest rate		146		146
Other interest rate		3		3
Foreign exchange	4			4
Total Assets	$216	$14,491	$125	$14,832
LIABILITIES
Securities sold, not yet purchased	$66	$—	$—	$66
Other liabilities:
Deferred compensation plan obligations	113			113
Derivatives:
Derivatives not designated as hedges:
Customer-facing interest rate		14		14
Other interest rate		1		1
Foreign exchange	4			4
Total Liabilities	$183	$15	$—	$198
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended				Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
(In millions)	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips	Private equity investments[1]	Ag loan svcg and int-only strips

Balance at beginning of period	$79	$17	$107	$17	$107	$18	$102	$18
Securities losses, net	(4)	—	(2)	—	(9)	—	(1)	—
Other noninterest income (expense)	—	—	—	2	—	(1)	—	1
Purchases	2	—	—	—	4	—	4	—
Other	—	—	—	—	(25)	—	—	—
Balance at end of period	$77	$17	$105	$19	$77	$17	$105	$19
The reconciliation of Level 3 instruments does not include any realized gains or losses in the statement of income during the three months ended June 30, 2020, and 2019. During the six months ended June 30, realized gains in the statement of income was $15 million in 2020 and included no realized gains or losses during the same period in 2019.
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis.

(In millions)	Fair value at June 30, 2020				Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments	$—	$—	$1	$1	$—	$—	$1	$1
Collateral-dependent loans	—	—	—	—	—	—	—	—
Other real estate owned	—	1	—	1	—	—	—	—
Total	$—	$1	$1	$2	$—	$—	$1	$1
The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
ASSETS
Private equity investments	$—	$—	$—	$—
Collateral-dependent loans	—	(9)	—	(9)
Other real estate owned	—	—	—	—
Total	$—	$(9)	$—	$(9)
During the three months ended June 30, we recognized less than $1 million of net gains in 2020 and 2019 from the sale of other real estate owned (“OREO”) properties. During the six months ended June 30, we recognized less than $1 million and approximately $1 million of net gains in 2020 and 2019 from the sale of OREO properties that had a carrying value, at the time of sale, of $3 million and $2 million during these same periods. Prior to their sale, we recognized an insignificant amount of impairment on these properties during the six months ended June 30, 2020 and 2019.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $8 million at both June 30, 2020 and December 31, 2019. Amounts of other noninterest-bearing investments carried at cost were $107 million at June 30, 2020 and $157 million at December 31, 2019, which were comprised of Federal Reserve and Federal Home Loan Bank (“FHLB”) stock. Private equity investments accounted for using the equity method were $47 million at June 30, 2020 and $45 million at December 31, 2019.
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
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	June 30, 2020			December 31, 2019
(In millions)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$688	$691	2	$592	$597	2
Loans and leases (including loans held for sale), net of allowance	54,374	53,988	3	48,343	47,958	3
Financial liabilities:
Time deposits	3,663	3,690	2	4,719	4,725	2
Long-term debt	1,353	1,320	2	1,723	1,751	2
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
4. OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	June 30, 2020
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$634	$(368)	$266	$—	$—	$266
Derivatives (included in other assets)	483	—	483	(1)	—	482
Total assets	$1,117	$(368)	$749	$(1)	$—	$748
Liabilities:
Federal funds purchased and other short-term borrowings	$1,228	$(368)	$860	$—	$—	$860
Derivatives (included in other liabilities)	40	—	40	(1)	(32)	7
Total Liabilities	$1,268	$(368)	$900	$(1)	$(32)	$867

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2019
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$694	$(210)	$484	$—	$—	$484
Derivatives (included in other assets)	153	—	153	(6)	—	147
Total assets	$847	$(210)	$637	$(6)	$—	$631
Liabilities:
Federal funds purchased and other short-term borrowings	$2,263	$(210)	$2,053	$—	$—	$2,053
Derivatives (included in other liabilities)	19	—	19	(6)	(10)	3
Total Liabilities	$2,282	$(210)	$2,072	$(6)	$(10)	$2,056
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
5. INVESTMENTS
Investment Securities
Securities are classified as HTM, AFS or trading. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. AFS securities are carried at fair value and unrealized gains and losses are reported as net increases or decreases to accumulated other comprehensive income (“AOCI”). Trading securities are carried at fair value with gains and losses recognized in current period earnings. The carrying values of our securities do not include accrued interest receivables of $54 million and $58 million at June 30, 2020 and December 31, 2019, respectively. These receivables are presented in the Consolidated Balance Sheet within the Other Assets line item.
The purchase premiums for callable debt securities classified as HTM or AFS are amortized at an effective yield to the earliest call date. The purchase premiums and discounts for all other HTM and AFS securities are recognized in interest income over the contractual life of the security using the effective yield method. As principal repayments are received on securities, a proportionate amount of the related premium or discount is recognized in income so that the effective yield on the remaining portion of the security continues unchanged. Note 3 of our 2019 Annual Report on Form 10-K discusses the process to estimate fair value for investment securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	June 30, 2020
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$688	$5	$2	$691
Available-for-sale
U.S. Treasury securities	100	—	—	100
U.S. Government agencies and corporations:
Agency securities	1,241	36	1	1,276
Agency guaranteed mortgage-backed securities	9,911	304	2	10,213
Small Business Administration loan-backed securities	1,325	—	39	1,286
Municipal securities	1,239	62	—	1,301
Other debt securities	25	—	—	25
Total available-for-sale debt securities	13,841	402	42	14,201
Total investment securities	$14,529	$407	$44	$14,892

	December 31, 2019
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$592	$5	$—	$597
Available-for-sale
U.S. Treasury securities	25	—	—	25
U.S. Government agencies and corporations:
Agency securities	1,301	5	4	1,302
Agency guaranteed mortgage-backed securities	9,518	83	42	9,559
Small Business Administration loan-backed securities	1,535	1	41	1,495
Municipal securities	1,282	37	—	1,319
Other debt securities	25	—	—	25
Total available-for-sale debt securities	13,686	126	87	13,725
Total investment securities	$14,278	$131	$87	$14,322
Maturities
The following schedule shows the amortized cost and weighted average yields of investment debt securities by contractual maturity of principal payments as of June 30, 2020. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	June 30, 2020
	Total debt investment securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(In millions)	Amortized cost	Avg yield	Amortized cost	Avg yield	Amortized cost	Avg yield	Amortized cost	Avg yield	Amortized cost	Avg yield

Held-to-maturity
Municipal securities [1]	$688	3.41%	$191	2.64%	$237	3.38%	$148	3.87%	$112	4.18%
Available-for-sale
U.S. Treasury securities	100	0.17	100	0.17	—	—	—	—	—	—
U.S. Government agencies and corporations:
Agency securities	1,241	2.40	61	0.99	155	1.52	399	2.61	626	2.62
Agency guaranteed mortgage-backed securities	9,911	2.23	2	3.60	187	1.49	927	1.81	8,795	2.30
Small Business Administration loan-backed securities	1,325	1.45	—	—	26	1.20	159	1.47	1,140	1.46
Municipal securities [1]	1,239	2.56	83	1.90	560	2.26	494	2.85	102	3.39
Other debt securities	25	6.28	—	—	—	—	10	9.50	15	4.13
Total available-for-sale debt securities	13,841	2.19	246	0.98	928	1.95	1,989	2.24	10,678	2.24
Total investment securities	$14,529	2.26%	$437	1.71%	$1,165	2.24%	$2,137	2.35%	$10,790	2.26%
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.
The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	June 30, 2020
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$1	$84	$1	$19	$2	$103
Available-for-sale
U.S. Treasury securities	—	25	—	—	—	25
U.S. Government agencies and corporations:
Agency securities	1	74	—	69	1	143
Agency guaranteed mortgage-backed securities	—	176	2	249	2	425
Small Business Administration loan-backed securities	1	149	38	1,070	39	1,219
Municipal securities	—	22	—	—	—	22
Other	—	15	—	—	—	15
Total available-for-sale	2	461	40	1,388	42	1,849
Total investment securities	$3	$545	$41	$1,407	$44	$1,952

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2019
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$—	$73	$—	$45	$—	$118
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	2	222	2	359	4	581
Agency guaranteed mortgage-backed securities	4	1,173	38	3,215	42	4,388
Small Business Administration loan-backed securities	1	172	40	1,215	41	1,387
Municipal securities	—	50	—	5	—	55
Other	—	—	—	—	—	—
Total available-for-sale	7	1,617	80	4,794	87	6,411
Total investment securities	$7	$1,690	$80	$4,839	$87	$6,529
At June 30, 2020 and December 31, 2019, respectively, 103 and 146 HTM and 520 and 849 AFS investment securities were in an unrealized loss position.
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
If we do not have the intent to sell a security, and it is more likely than not that we will not be required to sell a security prior to recovery of its amortized cost basis, then we determine whether there is any impairment attributable to credit-related factors. We analyze certain factors, primarily internal and external credit ratings, to determine if the decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. If a credit impairment is determined to exist, then we measure the amount of credit loss and recognize an allowance for the credit loss. In measuring the credit loss, we generally compare the present value of cash flows expected to be collected from the security to the amortized cost basis of the security. These cash flows are credit adjusted using, among other things, assumptions for default probability and loss severity. Certain other unobservable inputs such as prepayment rate assumptions are also utilized. In addition, certain internal models may be utilized. To determine the credit-related portion of impairment we use the security-specific effective interest rate when estimating the present value of cash flows. If the present value of cash flows is less than the amortized cost basis of the security, then this amount is recorded as an allowance for credit loss, limited to the amount that the fair value is less than the amortized cost basis (i.e., the credit impairment cannot result in the security being carried at an amount lower than its fair value). The assumptions used to estimate the expected cash flows depends on the particular asset class, structure and credit rating of the security. Declines in fair value that are not recorded in the allowance are recorded in other comprehensive income, net of applicable taxes.
AFS Impairment Conclusions
The Bank did not recognize any impairment on its AFS investment securities portfolio during the first six months of 2020. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At June 30, 2020, we had not initiated any sales of AFS securities nor did we have an intent to sell any identified securities with unrealized losses, and we do not believe it is more likely than not we would be required to sell such securities before recovery of their amortized cost basis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
HTM Credit Quality
For HTM securities, the allowance for credit losses ("ACL") is assessed consistent with the approach discussed in Note 6 for loans carried at amortized cost. The ACL on HTM securities was less than $1 million at June 30, 2020. All HTM securities were risk-graded as "pass" in terms of credit quality and none were past due as of June 30, 2020. The amortized cost basis of HTM securities categorized by year of issuance is summarized as follows:

	June 30, 2020
	Amortized cost basis by year of issuance
(In millions)	2020	2019	2018	2017	2016	Prior	Total Securities
Held-to-maturity	$153	$32	$1	$44	$203	$255	$688
Securities Gains and Losses Recognized in Income
The following summarizes gains and losses that were recognized in the statement of income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Other noninterest-bearing investments	$3	$7	$1	$4	$8	$17	$5	$7
Net losses [1]		$(4)		$(3)		$(9)		$(2)
1 Net losses were recognized in securities losses, net in the statement of income.
Interest income by security type is as follows:

	Three Months Ended June 30,
	2020			2019
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$3	$2	$5	$2	$4	$6
Available-for-sale	67	7	74	81	6	87
Trading	—	1	1	—	2	2
Total securities	$70	$10	$80	$83	$12	$95

	Six Months Ended June 30,
	2020			2019
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$5	$5	$10	$4	$8	$12
Available-for-sale	135	13	148	164	12	176
Trading	—	3	3	—	3	3
Total	$140	$21	$161	$168	$23	$191
Investment securities with a carrying value of $2.0 billion at both June 30, 2020 and December 31, 2019, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
6. LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
Loans and leases are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	June 30, 2020	December 31, 2019

Loans held for sale	$105	$129
Commercial:
Commercial and industrial	$14,076	$14,760
PPP	6,690	—
Leasing	324	334
Owner-occupied	8,083	7,901
Municipal	2,535	2,393
Total commercial	31,708	25,388
Commercial real estate:
Construction and land development	2,367	2,211
Term	9,587	9,344
Total commercial real estate	11,954	11,555
Consumer:
Home equity credit line	2,856	2,917
1-4 family residential	7,393	7,568
Construction and other consumer real estate	640	624
Bankcard and other revolving plans	437	502
Other	141	155
Total consumer	11,467	11,766
Total loans and leases	$55,129	$48,709
Loans and leases are presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $212 million and $48 million at June 30, 2020 and December 31, 2019, respectively. Amortized cost basis does not include accrued interest receivables of $183 million and $164 million at June 30, 2020 and December 31, 2019, respectively. These receivables are presented in the Consolidated Balance Sheet within the Other Assets line item.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $142 million at June 30, 2020 and $158 million at December 31, 2019.
Loans with a carrying value of $26.6 billion at June 30, 2020 and $21.5 billion at December 31, 2019 have been pledged at the Federal Reserve or the FHLB of Des Moines as collateral for current and potential borrowings.
We sold loans totaling $608 million and $907 million for the three and six months ended June 30, 2020 and $132 million and $250 million for the three and six months ended June 30, 2019, respectively, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of Small Business Administration (“SBA”) loans, and does not consist of loans from the SBA's Payroll Protection Program. The loans are mainly sold to U.S. government agencies or participated to third parties. At times, we have continuing involvement in the transferred loans in the form of servicing rights or a guarantee from the respective issuer. Amounts added to loans held for sale during these same periods were $602 million and $917 million for the three and six months ended June 30, 2020 and $170 million and $263 million for the three and six months ended June 30, 2019, respectively. See Note 5 for further information regarding guaranteed securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The principal balance of sold loans for which we retain servicing was approximately $2.3 billion at June 30, 2020 and $1.7 billion at December 31, 2019. Income from loans sold, excluding servicing, was $13 million and $26 million for the three and six months ended June 30, 2020, and $3 million and $5 million for the three and six months ended June 30, 2019, respectively.
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
The process of estimating future cash flows also incorporates the same determining factors discussed subsequently under nonaccrual loans. When we base the specific reserve on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that is greater than fair value. For these loans, subsequent to the charge-off, if the fair value of the loan's underlying collateral increases according to an updated appraisal, we hold a negative reserve up to the lesser of the amount of the charge-off or the updated fair value.
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
•The effect of other external factors such as regulatory, legal, and technological environments; competition; and events such as natural disasters and pandemics.
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
Off-Balance-Sheet Credit Exposures
As previously discussed, we estimate current expected credit losses for off-balance-sheet loan commitments, including standby letters of credit, that are not unconditionally cancellable. This estimate uses the same procedures and methodologies described previously for loans and is calculated by taking the difference between the estimated current expected credit loss and the funded balance, if greater than zero.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Changes in the Allowance for Credit Losses
On January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its subsequent updates, often referred to as the Current Expected Credit Loss ("CECL") standard. Due to the adoption of the standard, the ACL methodology explained above has significantly changed from the prior period. For more information on our previous ACL methodology, see Note 6 in our 2019 Annual Report on Form 10-K.
The ACL was $914 million at June 30, 2020, compared with $777 million at March 31, 2020. During the second quarter of 2020, our estimate of current expected credit losses increased primarily due to the ongoing economic impact related to the effects of the COVID-19 pandemic.
Changes in the ACL are summarized as follows:

	Three Months Ended June 30, 2020
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$413	$128	$189	$730
Provision for loan losses	186	16	(41)	161
Gross loan and lease charge-offs	31	—	5	36
Recoveries	3	—	2	5
Net loan and lease charge-offs (recoveries)	28	—	3	31
Balance at end of period	$571	$144	$145	$860

Reserve for unfunded lending commitments
Balance at beginning of period	$16	$23	$8	$47
Provision for unfunded lending commitments	11	(3)	(1)	7
Balance at end of period	$27	$20	$7	$54
Total allowance for credit losses at end of period
Allowance for loan losses	$571	$144	$145	$860
Reserve for unfunded lending commitments	27	20	7	54
Total allowance for credit losses	$598	$164	$152	$914

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2020
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at December 31, 2019	$341	$101	$53	$495
Adjustment for change in accounting standard	(59)	(32)	93	2
Balance at beginning of period (January 1, 2020)	282	69	146	497
Provision for loan losses	323	75	3	401
Gross loan and lease charge-offs	41	—	8	49
Recoveries	7	—	4	11
Net loan and lease charge-offs (recoveries)	34	—	4	38
Balance at end of period	$571	$144	$145	$860

Reserve for unfunded lending commitments
Balance at December 31, 2019	$39	$20	$—	$59
Adjustment for change in accounting standard	(28)	(8)	6	(30)
Balance at beginning of period (January 1, 2020)	11	12	6	29
Provision for unfunded lending commitments	16	8	1	25
Balance at end of period	$27	$20	$7	$54
Total allowance for credit losses at end of period
Allowance for loan losses	$571	$144	$145	$860
Reserve for unfunded lending commitments	27	20	7	54
Total allowance for credit losses	$598	$164	$152	$914

	Three Months Ended June 30, 2019
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$328	$113	$56	$497
Provision for loan losses	23	1	(4)	20
Gross loan and lease charge-offs	19	—	4	23
Recoveries	6	—	3	9
Net loan and lease charge-offs (recoveries)	13	—	1	14
Balance at end of period	$338	$114	$51	$503

Reserve for unfunded lending commitments
Balance at beginning of period	$42	$17	$—	$59
Provision for unfunded lending commitments	(1)	2	—	1
Balance at end of period	$41	$19	$—	$60
Total allowance for credit losses at end of period
Allowance for loan losses	$338	$114	$51	$503
Reserve for unfunded lending commitments	41	19	—	60
Total allowance for credit losses	$379	$133	$51	$563

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2019
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$331	$110	$54	$495
Provision for loan losses	22	2	(2)	22
Gross loan and lease charge-offs	27	1	7	35
Recoveries	12	3	6	21
Net loan and lease charge-offs (recoveries)	15	(2)	1	14
Balance at end of period	$338	$114	$51	$503

Reserve for unfunded lending commitments
Balance at beginning of period	$40	$17	$—	$57
Provision for unfunded lending commitments	1	2	—	3
Balance at end of period	$41	$19	$—	$60
Total allowance for credit losses at end of period
Allowance for loan losses	$338	$114	$51	$503
Reserve for unfunded lending commitments	41	19	—	60
Total allowance for credit losses	$379	$133	$51	$563
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amortized cost basis of loans on nonaccrual status are summarized as follows:

	June 30, 2020
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Commercial:
Commercial and industrial	$26	$146	$172	$33
PPP	—	—	—	—
Leasing	—	1	1	—
Owner-occupied	29	39	68	2
Municipal	—	—	—	—
Total commercial	55	186	241	35
Commercial real estate:
Construction and land development	—	—	—	—
Term	14	9	23	1
Total commercial real estate	14	9	23	1
Consumer:
Home equity credit line	1	14	15	2
1-4 family residential	9	50	59	3
Construction and other consumer real estate	—	—	—	—
Bankcard and other revolving plans	—	1	1	1
Other	—	—	—	—
Total consumer loans	10	65	75	6
Total	$79	$260	$339	$42
The amount of accrued interest receivables written off by reversing interest income during the period is summarized by loan portfolio segment as follows:

(In millions)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020

Commercial	$4	$8
Commercial real estate	1	1
Consumer	—	—
Total	$5	$9
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Past due loans (accruing and nonaccruing) are summarized as follows:

	June 30, 2020
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Commercial:
Commercial and industrial	$13,912	$104	$60	$164	$14,076	$5	$108
PPP	6,690	—	—	—	6,690	—	—
Leasing	324	—	—	—	324	—	1
Owner-occupied	8,028	29	26	55	8,083	2	40
Municipal	2,535	—	—	—	2,535	—	—
Total commercial	31,489	133	86	219	31,708	7	149
Commercial real estate:
Construction and land development	2,357	10	—	10	2,367	—	—
Term	9,542	23	22	45	9,587	8	6
Total commercial real estate	11,899	33	22	55	11,954	8	6
Consumer:
Home equity credit line	2,850	2	4	6	2,856	—	10
1-4 family residential	7,338	15	40	55	7,393	—	16
Construction and other consumer real estate	638	2	—	2	640	—	—
Bankcard and other revolving plans	433	3	1	4	437	1	—
Other	140	1	—	1	141	—	—
Total consumer loans	11,399	23	45	68	11,467	1	26
Total	$54,787	$189	$153	$342	$55,129	$16	$181

	December 31, 2019
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Commercial:
Commercial and industrial	$14,665	$57	$38	$95	$14,760	$8	$54
PPP	—	—	—	—	—	—	—
Leasing	334	—	—	—	334	1	—
Owner-occupied	7,862	20	19	39	7,901	—	44
Municipal	2,393	—	—	—	2,393	—	—
Total commercial	25,254	77	57	134	25,388	9	98
Commercial real estate:
Construction and land development	2,206	5	—	5	2,211	—	1
Term	9,333	8	3	11	9,344	—	10
Total commercial real estate	11,539	13	3	16	11,555	—	11
Consumer:
Home equity credit line	2,908	6	3	9	2,917	—	7
1-4 family residential	7,532	12	24	36	7,568	—	13
Construction and other consumer real estate	624	—	—	—	624	—	—
Bankcard and other revolving plans	499	2	1	3	502	1	—
Other	154	1	—	1	155	—	—
Total consumer loans	11,717	21	28	49	11,766	1	20
Total	$48,510	$111	$88	$199	$48,709	$10	$129
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
The balance of loans classified as Doubtful as of June 30, 2020 and December 31, 2019 was insignificant.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amortized cost basis of loans and leases categorized by year of origination and by credit quality classifications as monitored by management are summarized as follows:

	June 30, 2020
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2020	2019	2018	2017	2016	Prior			Total loans
Commercial:
Commercial and industrial
Pass	$1,084	$3,456	$2,401	$1,312	$516	$317	$3,430	$37	$12,553
Special Mention	45	186	160	90	14	63	135	1	694
Accruing Substandard	28	159	203	93	24	23	124	3	657
Nonaccrual	1	33	12	37	10	17	32	30	172
Total commercial and industrial	1,158	3,834	2,776	1,532	564	420	3,721	71	14,076
PPP
Pass	6,690	—	—	—	—	—	—	—	6,690
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	6,690	—	—	—	—	—	—	—	6,690
Leasing
Pass	49	127	52	40	20	9	—	—	297
Special Mention	—	9	3	2	1	7	—	—	22
Accruing Substandard	—	2	1	1	—	—	—	—	4
Nonaccrual	—	—	—	—	1	—	—	—	1
Total leasing	49	138	56	43	22	16	—	—	324
Owner-occupied
Pass	739	1,370	1,306	1,028	718	2,096	156	17	7,430
Special Mention	36	53	63	42	42	45	14	—	295
Accruing Substandard	15	36	42	39	35	112	10	1	290
Nonaccrual	—	9	14	11	7	26	—	1	68
Total owner-occupied	790	1,468	1,425	1,120	802	2,279	180	19	8,083
Municipal
Pass	371	890	408	487	79	260	—	1	2,496
Special Mention	—	—	—	—	—	14	—	—	14
Accruing Substandard	—	—	21	—	—	4	—	—	25
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	371	890	429	487	79	278	—	1	2,535
Total commercial	9,058	6,330	4,686	3,182	1,467	2,993	3,901	91	31,708

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	June 30, 2020
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2020	2019	2018	2017	2016	Prior			Total loans
Commercial real estate:
Construction and land development
Pass	357	740	604	47	13	8	457	3	2,229
Special Mention	26	40	21	27	—	—	20	—	134
Accruing Substandard	—	4	—	—	—	—	—	—	4
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	383	784	625	74	13	8	477	3	2,367
Term
Pass	1,444	2,052	1,739	1,014	901	1,517	77	9	8,753
Special Mention	57	161	170	89	15	157	5	—	654
Accruing Substandard	37	25	30	20	14	31	—	—	157
Nonaccrual	—	—	1	4	—	17	1	—	23
Total term	1,538	2,238	1,940	1,127	930	1,722	83	9	9,587
Total commercial real estate	1,921	3,022	2,565	1,201	943	1,730	560	12	11,954
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	2,693	141	2,834
Accruing Substandard	—	—	—	—	—	—	6	1	7
Nonaccrual	—	—	—	—	—	—	11	4	15
Total home equity credit line	—	—	—	—	—	—	2,710	146	2,856
1-4 family residential
Pass	563	1,107	1,017	1,320	1,373	1,951	—	—	7,331
Accruing Substandard	—	—	1	—	1	1	—	—	3
Nonaccrual	—	2	3	10	8	36	—	—	59
Total 1-4 family residential	563	1,109	1,021	1,330	1,382	1,988	—	—	7,393
Construction and other consumer real estate
Pass	54	354	187	28	2	15	—	—	640
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	54	354	187	28	2	15	—	—	640
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	431	1	432
Accruing Substandard	—	—	—	—	—	—	4	—	4
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	436	1	437
Other consumer
Pass	35	49	32	16	6	3	—	—	141
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	35	49	32	16	6	3	—	—	141
Total consumer	652	1,512	1,240	1,374	1,390	2,006	3,146	147	11,467
Total loans	$11,631	$10,864	$8,491	$5,757	$3,800	$6,729	$7,607	$250	$55,129

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	June 30, 2020
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$1	$5	$—	$—	$7	$3	$16
Owner-occupied	3	1	—	3	4	9	20
Total commercial	4	6	—	3	11	12	36
Commercial real estate:
Term	1	—	—	7	94	24	126
Total commercial real estate	1	—	—	7	94	24	126
Consumer:
Home equity credit line	—	1	7	—	1	2	11
1-4 family residential	1	1	4	—	1	17	24
Construction and other consumer real estate	—	—	—	—	—	—	—
Total consumer loans	1	2	11	—	2	19	35
Total accruing	6	8	11	10	107	55	197
Nonaccruing
Commercial:
Commercial and industrial	—	—	—	10	4	51	65
Owner-occupied	5	—	—	—	1	2	8
Municipal	—	—	—	—	—	—	—
Total commercial	5	—	—	10	5	53	73
Commercial real estate:
Term	1	—	—	1	3	2	7
Total commercial real estate	1	—	—	1	3	2	7
Consumer:
Home equity credit line	—	—	1	—	—	—	1
1-4 family residential	—	—	1	1	—	5	7
Total consumer loans	—	—	2	1	—	5	8
Total nonaccruing	6	—	2	12	8	60	88
Total	$12	$8	$13	$22	$115	$115	$285
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
Unfunded lending commitments on TDRs amounted to $4 million and $5 million at June 30, 2020 and December 31, 2019, respectively.
The total recorded investment of all TDRs in which interest rates were modified below market was $77 million at June 30, 2020 and $73 million at December 31, 2019. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the three and six months ended June 30, 2020 and 2019 was not significant.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period end) and are within 12 months or less of being modified as TDRs is as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(In millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial and industrial	$—	$2	$2	$—	$3	$3
1-4 family residential	—	—	—	—	1	1
Total	$—	$2	$2	$—	$4	$4

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(In millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial and industrial	$—	$3	$3	$—	$6	$6
Term	—	—	—	—	1	1
1-4 family residential	—	—	—	—	1	1
Construction and other consumer real estate	—	—	—	—	—	—
Total	$—	$3	$3	$—	$8	$8
Note: Total loans modified as TDRs during the 12 months previous to June 30, 2020 and 2019 were $173 million and $69 million, respectively.
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
Selected information on loans for which the repayment is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulties, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

	June 30, 2020
(In millions)	Amortized Cost	Major Types of Collateral	Weighted Average LTV[1]
Commercial:
Commercial and industrial	$16	Single family residential, Agriculture	47%
Owner-occupied	2	Farm land	26%
Commercial real estate:
Term	10	Multi-family, Industrial	50%
Consumer:
Home equity credit line	2	Single family residential	26%
1-4 family residential	1	Single family residential	45%
Total	$31
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
At June 30, 2020 and December 31, 2019, the amount of foreclosed residential real estate property held by the Bank was $1 million and less than $1 million, respectively. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $9 million and $8 million for the same periods, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Concentrations of Credit Risk
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to any concentrations of credit risk. See Note 6 of our 2019 Annual Report on Form 10-K for further discussion of our evaluation of credit risk concentrations. See also Note 7 of our 2019 Annual Report on Form 10-K for a discussion of counterparty risk associated with the Bank’s derivative transactions.
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
Fair Value Hedges – As of June 30, 2020, the Bank had $500 million notional amount of an interest rate swap designated in a qualifying fair value hedge relationship. The hedging instrument used is a receive-fixed interest rate swap converting the interest on our fixed-rate debt to floating. The hedge is designated as a fair value hedge of the change in fair value of the London Interbank Offered Rate (“LIBOR”) benchmark swap rate component of the contractual coupon cash flows of our fixed-rate debt. The swap is structured to match the critical terms of the hedged notes, resulting in the expectation that the swap will be highly effective as a hedging instrument. All interest rate swaps designated as fair value hedges were highly effective and met all other requirements to remain designated and part of qualifying hedge accounting relationships as of the balance sheet date. During the second quarter of 2020, the fair value hedge swap portfolio increased in value by $4 million, which was offset by the change in fair value of the hedged debt, resulting in no direct earnings impact.
At December 31, 2019 we had $1.5 billion of fixed-to-floating interest rate swaps designated as fair value hedges of long-term debt (effectively converting the fixed-rate debt into floating-rate debt). In late March 2020, we terminated $1 billion of swaps (i.e., two $500 million swaps with maturities in August 2021 and February 2022) with a combined fair value of $36 million. As a result, the cumulative basis adjustment on the debt at the time of the terminations will be amortized as an adjustment to interest expense through the maturity of the debt, thereby reducing the effective interest rate. During the second quarter of 2020, the Bank amortized $7 million of the outstanding unamortized debt basis adjustment. Additionally, as part of the repurchase and retirement of senior notes, the Bank recognized $12 million of the unamortized debt basis adjustment in Other noninterest expense. As of June 30, 2020, the Bank has $18 million of unamortized debt basis adjustments from previously designed fair value hedges remaining.
Cash Flow Hedges – For derivatives designated as qualifying cash flow hedges, periodic changes in fair value are deferred in AOCI. Amounts deferred in AOCI are reclassified into earnings in the periods in which the hedged forecasted transactions (i.e., the hedged floating-rate commercial loan interest receipts) are recognized in earnings or become probable not to occur.
As of June 30, 2020, the Bank had $3.5 billion notional amount of receive-fixed interest rate swaps designated as cash flow hedges of pools of floating-rate commercial loans. During the second quarter of 2020, the Bank's cash flow hedge portfolio decreased in value by $4 million, which was recorded in AOCI. The amounts deferred in AOCI are reclassified into earnings in the periods in which the interest payments occur (i.e. when the hedged forecasted transactions affect earnings).

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
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for by the contractual terms. At June 30, 2020, the fair value of our derivative liabilities was $502 million, for which we were required to pledge cash collateral of $81 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s (“S&P”) or Moody’s at June 30, 2020, there would likely be $3 million of additional collateral required to be pledged. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.
Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at June 30, 2020 and December 31, 2019, is summarized as follows:

	June 30, 2020			December 31, 2019
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Purchased interest rate floors	$—	$—	$—	$—	$—	$—
Receive-fixed interest rate swaps	3,500	—	—	3,588	—	—
Fair value hedges:
Receive-fixed interest rate swaps	500	—	—	1,500	—	—
Total derivatives designated as hedging instruments	4,000	—	—	5,088	—	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives [1,2]	5,280	460	—	4,409	146	5
Offsetting interest rate derivatives [2]	5,281	—	494	4,422	5	157
Other interest rate derivatives	1,679	20	6	726	3	1
Foreign exchange derivatives	273	3	2	385	4	4
Total derivatives not designated as hedging instruments	12,513	483	502	9,942	158	167
Total derivatives	$16,513	$483	$502	$15,030	$158	$167
1 Customer-facing interest rate derivatives in an asset position include a $34 million and an $11 million net credit valuation adjustment reducing the fair value amounts as of June 30, 2020 and December 31, 2019, respectively. There was no significant debit valuation adjustment for derivative liabilities. These adjustments are required to reflect both our nonperformance risk and that of the respective counterparty.
2 The fair value amounts for these derivatives do not include the settlement amounts for those trades that are cleared. Once the settlement amounts with the clearing houses are included the derivative fair values would be the following:

	June 30, 2020		December 31, 2019
(In millions)	Other assets	Other liabilities	Other assets	Other liabilities
Customer-facing interest rate derivatives	$460	$—	$141	$5
Offsetting interest rate derivatives	—	32	5	9

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amount of derivative gains (losses) from cash flow and fair value hedges that was deferred in OCI or recognized in earnings for the three and six months ended June 30, 2020 and 2019 is as follows:

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended June 30, 2020
(In millions)	Effective Portion of Derivatives Gain/(Loss) Deferred in OCI	Excluded Components Deferred in OCI (Amortization Approach)	Amount of Gain/(Loss) Reclassified From OCI into Income	Interest on Fair Value Hedges	Hedge Ineffectiveness / OCI Reclass due to Missed Forecast
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets[1]:
Purchased interest rate floors	$—	$—	$3	$—	$—
Interest rate swaps	10	—	10	—	—
Fair value hedges of fixed-rate debt:
Receive-fixed interest rate swaps	—	—	—	1	—
Basis amortization on terminated swaps[2]	—	—	—	6	—
Total derivatives designated as hedging instruments	$10	$—	$13	$7	$—

	Amount of derivative gain (loss) recognized/reclassified
	Six Months Ended June 30, 2020
(In millions)	Effective Portion of Derivatives Gain/(Loss) Deferred in OCI	Excluded Components Deferred in OCI (Amortization Approach)	Amount of Gain/(Loss) Reclassified From OCI into Income	Interest on Fair Value Hedges	Hedge Ineffectiveness / OCI Reclass due to Missed Forecast
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets[1]:
Purchased interest rate floors	$—	$—	$6	$—	$—
Interest rate swaps	102	—	11	—	—
Fair value hedges of fixed-rate debt:
Receive-fixed interest rate swaps	—	—	—	3	—
Basis amortization on terminated swaps[2]	—	—	—	7	—
Total derivatives designated as hedging instruments	$102	$—	$17	$10	$—

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended June 30, 2019
(In millions)	Effective Portion of Derivatives Gain/(Loss) Deferred in OCI	Excluded Components Deferred in OCI (Amortization Approach)	Amount of Gain/(Loss) Reclassified From OCI into Income	Interest on Fair Value Hedges	Hedge Ineffectiveness / OCI Reclass due to Missed Forecast
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets[1]:
Purchased interest rate floors	$2	$15	$(1)	$—	$—
Interest rate swaps	24	—	(1)	—	—
Fair value hedges of fixed-rate debt:
Receive-fixed interest rate swaps	—	—	—	—	—
Basis amortization on terminated swaps[2]	—	—	—	—	—
Total derivatives designated as hedging instruments	$26	$15	$(2)	$—	$—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Amount of derivative gain (loss) recognized/reclassified
	Six Months Ended June 30, 2019
(In millions)	Effective Portion of Derivatives Gain/(Loss) Deferred in OCI	Excluded Components Deferred in OCI (Amortization Approach)	Amount of Gain/(Loss) Reclassified From OCI into Income	Interest on Fair Value Hedges	Hedge Ineffectiveness / OCI Reclass due to Missed Forecast
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets[1]:
Purchased interest rate floors	$2	$18	$(1)	$—	$—
Interest rate swaps	33	—	(3)	—	—
Fair value hedges of fixed-rate debt:
Receive-fixed interest rate swaps	—	—	—	1	—
Basis amortization on terminated swaps[2]	—	—	—	—	—
Total derivatives designated as hedging instruments	$35	$18	$(4)	$1	$—
Note: These schedules are not intended to present at any given time the Bank’s long/short position with respect to its derivative contracts.
1 Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss). For the 12 months following June 30, 2020, we estimate that $61 million will be reclassified from AOCI into interest
2 Adjustment to interest expense resulting from the amortization of the debt basis adjustment on fixed-rate debt previously hedged by terminated receive-fixed interest rate.
The amount of gains (losses) recognized from derivatives not designated as accounting hedges is as follows:

	Noninterest (Other) Income/(Expense)
(In millions)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	$34	$346	$86	$132
Offsetting interest rate derivatives	(39)	(352)	(85)	(130)
Other interest rate derivatives	2	11	(1)	(1)
Foreign exchange derivatives	5	12	6	11
Total derivatives not designated as hedging instruments	$2	$17	$6	$12
The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented.

	Gain/(loss) recorded in income
	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(In millions)	Derivatives[2]	Hedged items	Total income statement impact	Derivatives[2]	Hedged items	Total income statement impact
Interest rate swaps[1]	$4	$(4)	$—	$12	$(12)	$—

	Gain/(loss) recorded in income
	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(In millions)	Derivatives[2]	Hedged items	Total income statement impact	Derivatives[2]	Hedged items	Total income statement impact
Interest rate swaps[1]	$75	$(75)	$—	$18	$(18)	$—
1 Consists of hedges of benchmark interest rate risk of fixed-rate long-term debt. Gains and losses were recorded in net interest income.
2 The income for derivatives does not reflect interest income/expense to be consistent with the presentation of the gains/ (losses) on the hedged items.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule provides selected information regarding the long-term debt in the statement of financial position in which the hedged item is included.

	Carrying amount of the hedged assets/(liabilities)[1]		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities)
(In millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Long-term debt[2]	$(549)	$(1,510)	$(49)	$(10)
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
We have operating and finance leases for branches, corporate offices, and data centers. Our equipment leases are not material. At June 30, 2020, we had 421 branches, of which 274 are owned and 147 are leased. We lease our headquarters in Salt Lake City, Utah, and other office or data centers are either owned or leased.
The Bank may enter into certain lease arrangements with a term of 12 months or less, and we have elected to exclude these from capitalization. The length of our commitments for leases ranges from 2020 to 2062, some of which include options to extend or terminate the leases.
Assets recorded under operating leases were $209 million at June 30, 2020, and $218 million at December 31, 2019, while assets recorded under finance leases were $4 million at both of those dates. We utilized a secured incremental borrowing rate based on the remaining term of the lease as of the effective date for the discount rate to determine our lease ROU assets and liabilities. The following schedule presents lease-related assets and liabilities, their weighted average remaining life, and the weighted average discount rate.

(Dollar amounts in millions)	June 30, 2020	December 31, 2019

Operating assets and liabilities
Operating right-of-use assets, net of amortization	$209	$218
Operating lease liabilities	237	246
Weighted average remaining lease term (years)
Operating leases	8.9	9.1
Finance leases	19.7	20.2
Weighted average discount rate
Operating leases	3.1%	3.2%
Finance leases	3.1%	3.1%
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019

Operating lease costs	$12	$12	$24	$24
Variable lease costs	12	13	24	26
Total lease cost	$24	$25	$48	$50

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Supplemental cash flow information related to leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019

Cash paid for amounts in the measurement of lease liabilities:
Operating cash disbursements from operating leases	$13	$12	$25	$24
ROU assets obtained in exchange for lease liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2020	2019	2020	2019

New operating lease liabilities	$3	$4	$6	$4
Maturities analysis for operating lease liabilities as of June 30, 2020 is as follows (contractual undiscounted lease payments):

(In millions)

2020 [1]	$25
2021	47
2022	42
2023	35
2024	26
Thereafter	104
Total	$279
1 Contractual maturities for the six months remaining in 2020.
The Bank enters into certain lease agreements where it is the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which the Bank occupies portions of the building. Operating lease income was $3 million for both the second quarters of 2020 and 2019, and $6 million for both the first six months of 2020 and 2019.
The Bank also has a lending division that makes equipment leases, considered to be sales-type leases or direct financing leases, totaling $324 million and $334 million as of June 30, 2020 and December 31, 2019, respectively. The Bank uses leasing of equipment as a venue for customers to access equipment without purchasing upfront. The Bank recorded income of $3 million on these leases for both the second quarters of 2020 and 2019, and $7 million for both the first six months of 2020 and 2019.
9. LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
Long-term debt is summarized as follows:

(In millions)	June 30, 2020	December 31, 2019

Subordinated notes	$630	$572
Senior notes	719	1,147
Finance lease obligations	4	4
Total	$1,353	$1,723
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount, unamortized debt issuance costs, and basis adjustments for interest rate swaps designated as fair value hedges. The change in outstanding senior and subordinated debt balances from December 31, 2019 to June 30, 2020 was primarily a result of the repurchase and retirement of senior notes that had adjustments to their carrying values from being in designated hedge relationships with interest rate swaps. During the second quarter of 2020, the Bank

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
repurchased and retired $219 million of senior notes with an interest rate of 3.50% and $210 million of senior notes with an interest rate of 3.35%.
During the first quarter of 2020 the Bank terminated two receive-fixed interest rate swaps designated as hedges on senior notes, resulting in one outstanding receive-fixed interest rate swap designated as a hedge on a $500 million subordinated note with an interest rate of 3.25% at June 30, 2020. The outstanding swap constitutes a qualifying fair value hedging relationship. The terminated interest rate swaps adjusted the carrying value of the debt and this adjustment will be amortized into earnings until the original maturity date. For more information on derivatives designated as qualifying fair value hedges, see Note 7 – Derivative Instruments and Hedging Activities.
Common Stock
The Bank’s common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. As of June 30, 2020, there were 164.0 million shares of 0.001 par value common stock outstanding. The balance of common stock and additional paid-in capital was $2.7 billion at June 30, 2020, and decreased $60 million, or 2%, from December 31, 2019, primarily due to Bank common stock repurchases. During the first quarter of 2020, the Bank repurchased 1.7 million shares of common stock outstanding with a fair value of $75 million at an average price of $45.02 per share.
On May 22, 2020, 29.2 million common stock warrants (NASDAQ: ZIONW), with an exercise price of $33.31, expired unexercised. Each common stock warrant was convertible into 1.10 shares and the exercise of the common stock warrants was cashless as the warrants were settled on a net share basis.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income improved to $355 million at June 30, 2020 from $43 million at December 31, 2019 primarily as a result of increases in the fair value of AFS securities due to changes in interest rates. Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Six Months Ended June 30, 2020
Balance at December 31, 2019	$29	$28	$(14)	$43

OCI before reclassifications, net of tax	241	71	13	325
Amounts reclassified from AOCI, net of tax	—	(13)	—	(13)
OCI	241	58	13	312
Balance at June 30, 2020	$270	$86	$(1)	$355
Income tax expense included in OCI	$79	$19	$4	$102
Six Months Ended June 30, 2019
Balance at December 31, 2018	$(228)	$(1)	$(21)	$(250)

OCI before reclassifications, net of tax	237	36	—	273
Amounts reclassified from AOCI, net of tax	—	2	—	2
OCI	237	38	—	275
Balance at June 30, 2019	$9	$37	$(21)	$25
Income tax expense included in OCI	$78	$12	$—	$90

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Amounts reclassified from AOCI [1]		Amounts reclassified from AOCI [1]		Statement of income (SI)
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI components	2020	2019	2020	2019		Affected line item

Net unrealized gains (losses) on derivative instruments	$13	$(2)	$17	$(4)	SI	Interest and fees on loans
Income tax expense (benefit)	3	(1)	4	(2)
Amounts Reclassified from AOCI	10	(1)	13	(2)
1 Positive reclassification amounts indicate increases to earnings in the statement of income.
10. COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In millions)	June 30, 2020	December 31, 2019

Net unfunded commitments to extend credit [1]	$23,498	$23,099
Standby letters of credit:
Financial	532	631
Performance	178	192
Commercial letters of credit	21	5
Total unfunded lending commitments	$24,229	$23,927
1 Net of participations
The Bank’s 2019 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At June 30, 2020, the Bank had recorded $6 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $4 million attributable to the RULC and $2 million of deferred commitment fees.
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
As of June 30, 2020, we were subject to the following material litigation or governmental inquiries:
•a civil suit, JTS Communities, Inc. et. al v. CB&T, Jun Enkoji and Dawn Satow, brought against us in the Superior Court for Sacramento County, California in June 2017. In this case four investors in our former customer, International Manufacturing Group (“IMG”) seek to hold us liable for losses arising from their investments in that company, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. This case is in the discovery phase with dispositive motion practice underway. The hearings for the dispositive motions have been delayed, and the previously scheduled May 2020 trial setting has been vacated to be reset in the future due to the COVID-19 pandemic.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•a civil class action lawsuit, Evans v. CB&T, brought against us in the United States District Court for the Eastern District of California in May 2017. This case was filed on behalf of a class of up to 50 investors in IMG and seeks to hold us liable for losses of class members arising from their investments in IMG, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. In December 2017, the District Court dismissed all claims against the Bank. In January 2018, the plaintiff filed an appeal with the Court of Appeals for the Ninth Circuit. The appeal was heard in early April 2019 with the Court of Appeals reversing the trial court’s dismissal. This case is in the post-pleading phase and trial will not occur for a substantial period of time.
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
•a civil class action lawsuit, Gregory, et. al. v. Zions Bancorporation, brought against us in the United States District Court for Utah in January 2019. This case was filed on behalf of investors in Rust Rare Coin, Inc., alleging that we aided and abetted a Ponzi scheme fraud perpetrated by Rust Rare Coin, a Zions Bank customer. The case follows civil actions and the establishment of a receivership for Rust Rare Coin by The Commodities Futures Trading Commission and the Utah Division of Securities in November 2018, as well as a separate suit brought by the SEC against Rust Rare Coin and its principal, Gaylen Rust. The matter is in the early motion practice state. During the second quarter of 2019, we filed a motion to dismiss which has not yet been ruled upon by the Court. Trial has not been scheduled.
•two civil class action lawsuits, Fahmia Inc.v. Zions Bancorporation, et. al., brought against us in the United States District Court for the District of Colorado in June 2020, and ImpAcct LLC v. JPMorgan Chase, et. al., brought against us and other banks in the United States District Court for the Central District of California in June 2020. A third class action lawsuit, Manoloff v. Bank of America, et. al., was filed against us in the United States District Court for the Southern District of Texas in July 2020. These cases allege that we wrongly failed to pay agents of borrowers receiving loans from us under the Government's Paycheck Protection Program fees that were allegedly owed to them under the program. These cases are similar to class action lawsuits filed against other banks and will likely involve complicated procedural issues.
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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of June 30, 2020, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $35 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
11. REVENUE RECOGNITION
We derive our revenue primarily from interest income on loans and securities, which was more than three-quarters of our revenue in the second quarter of 2020. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. For a discussion of the Bank’s revenue recognition from contracts, and the implementation of ASC 606, see Note 17 of our 2019 Annual Report on Form 10-K.
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
The following schedule presents the noninterest income and net revenue by operating segments for the three months ended June 30, 2020 and 2019:

	Zions Bank		Amegy		CB&T
(In millions)	2020	2019	2020	2019	2020	2019

Commercial account fees	$10	$10	$10	$9	$5	$6
Card fees	11	13	6	7	3	4
Retail and business banking fees	4	5	3	4	3	3
Capital markets and foreign exchange fees	(1)	—	1	1	—	—
Wealth management and trust fees	6	4	4	3	2	1
Other customer-related fees	1	1	—	—	—	1
Total noninterest income from contracts with customers (ASC 606)	31	33	24	24	13	15
Other noninterest income (Non-ASC 606 customer related)	7	3	8	10	6	7
Total customer-related fees	38	36	32	34	19	22
Other noninterest income (non-customer related)	—	2	(1)	—	—	—
Total noninterest income	38	38	31	34	19	22
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	156	175	120	127	123	134
Total income less interest expense	$194	$213	$151	$161	$142	$156

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2020	2019	2020	2019	2020	2019

Commercial account fees	$2	$2	$1	$2	$1	$1
Card fees	2	3	2	3	1	2
Retail and business banking fees	2	2	2	3	1	1
Capital markets and foreign exchange fees	—	—	—	—	—	—
Wealth management and trust fees	—	—	1	1	1	—
Other customer-related fees	—	—	—	—	—	—
Total noninterest income from contracts with customers (ASC 606)	6	7	6	9	4	4
Other noninterest income (Non-ASC 606 customer related)	4	3	4	2	4	2
Total customer-related fees	10	10	10	11	8	6
Other noninterest income (non-customer related)	—	1	—	—	—	—
Total noninterest income	10	11	10	11	8	6
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	53	59	35	38	33	35
Total income less interest expense	$63	$70	$45	$49	$41	$41

	TCBW		Other		Consolidated Bank
(In millions)	2020	2019	2020	2019	2020	2019

Commercial account fees	$1	$1	$—	$(1)	$30	$30
Card fees	—	—	—	—	25	32
Retail and business banking fees	—	—	—	2	15	20
Capital markets and foreign exchange fees	—	—	3	1	3	2
Wealth management and trust fees	—	—	1	5	15	14
Other customer-related fees	—	—	5	3	6	5
Total noninterest income from contracts with customers (ASC 606)	1	1	9	10	94	103
Other noninterest income (Non-ASC 606 customer related)	—	—	3	—	36	27
Total customer-related fees	1	1	12	10	130	130
Other noninterest income (non-customer related)	—	—	(12)	(1)	(13)	2
Total noninterest income	1	1	—	9	117	132
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	13	14	30	(13)	563	569
Total income less interest expense	$14	$15	$30	$(4)	$680	$701
The following schedule presents the noninterest income and net revenue by operating segments for the six months ended June 30, 2020 and 2019:

	Zions Bank		Amegy		CB&T
(In millions)	2020	2019	2020	2019	2020	2019

Commercial account fees	$21	$20	$19	$17	$11	$11
Card fees	23	25	12	14	6	8
Retail and business banking fees	10	11	7	8	6	7
Capital markets and foreign exchange fees	(1)	—	3	3	—	—
Wealth management and trust fees	11	8	8	5	4	2
Other customer-related fees	1	2	1	1	1	1
Total noninterest income from contracts with customers (ASC 606)	65	66	50	48	28	29
Other noninterest income (Non-ASC 606 customer related)	12	4	17	20	15	12
Total customer-related fees	77	70	67	68	43	41
Other noninterest income (non-customer related)	(1)	1	—	—	1	—
Total noninterest income	76	71	67	68	44	41
Other real estate owned gain from sale	—	1	—	—	—	—
Net interest income	314	351	237	252	245	267
Total income less interest expense	$390	$423	$304	$320	$289	$308

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2020	2019	2020	2019	2020	2019

Commercial account fees	$4	$4	$4	$4	$3	$3
Card fees	5	6	5	6	2	3
Retail and business banking fees	4	4	4	6	2	2
Capital markets and foreign exchange fees	—	—	—	—	—	—
Wealth management and trust fees	1	1	2	2	2	1
Other customer-related fees	—	—	—	—	—	—
Total noninterest income from contracts with customers (ASC 606)	14	15	15	18	9	9
Other noninterest income (Non-ASC 606 customer related)	7	6	6	3	7	3
Total customer-related fees	21	21	21	21	16	12
Other noninterest income (non-customer related)	—	—	—	—	—	—
Total noninterest income	21	21	21	21	16	12
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	105	117	70	76	65	69
Total income less interest expense	$126	$138	$91	$97	$81	$81

	TCBW		Other		Consolidated Bank
(In millions)	2020	2019	2020	2019	2020	2019

Commercial account fees	$1	$1	$(2)	$—	$61	$60
Card fees	—	1	2	(1)	55	62
Retail and business banking fees	—	—	—	—	33	38
Capital markets and foreign exchange fees	—	—	4	2	6	5
Wealth management and trust fees	—	—	2	8	30	27
Other customer-related fees	—	—	8	5	11	9
Total noninterest income from contracts with customers (ASC 606)	1	2	14	14	196	201
Other noninterest income (Non-ASC 606 customer related)	1	—	10	3	75	51
Total customer-related fees	2	2	24	17	271	252
Other noninterest income (non-customer related)	—	—	(21)	11	(21)	12
Total noninterest income	2	2	3	28	250	264
Other real estate owned gain from sale	—	—	—	1	—	2
Net interest income	25	27	50	(14)	1,111	1,145
Total income less interest expense	$27	$29	$53	$15	$1,361	$1,411
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in Other Assets. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically not significant.
12. RETIREMENT PLANS
The following discloses the net periodic cost (benefit) and its components for the Bank’s pension and other retirement plans:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Interest cost	$—	$1	$2	$3
Expected return on plan assets	(1)	(2)	(3)	(4)
Pension termination-related expense	28	—	28	—
Amortization of net actuarial loss	—	1	—	1
Net periodic cost	$27	$—	$27	$—
In October 2018, the Bank announced its intention to terminate the defined benefit pension plan subject to obtaining necessary regulatory approval. The Bank received an IRS letter of determination on March 31, 2020. Plan participants made elections for lump-sum distributions or annuity benefits. Lump-sum distributions were completed in May 2020, and the annuity purchase was completed in June 2020. As a result of the pension termination, the Bank incurred $28 million of expense, which was recognized in Other noninterest expense. The pension plan

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
termination expense included a loss of $17 million that was reclassified out of accumulated other comprehensive income, resulting in a pre-tax decrease in shareholders’ equity of $11 million.
13. INCOME TAXES
The effective income tax rate of 19.5% for the second quarter of 2020 was lower than the 2019 second quarter rate of 22.7%. The effective tax rates for the first six months of 2020 and 2019 were 18.4% and 22.5%, respectively. The income tax rates for 2020 and 2019 were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance, and were increased by the non-deductibility of Federal Deposit Insurance Corporation (“FDIC”) premiums, certain executive compensation, and other fringe benefits. Further, the 2020 tax rates were reduced as a result of the proportional increases in nontaxable items and tax credits relative to pretax book income as compared with the prior year periods.
We had a net deferred tax asset (“DTA”) balance of $22 million at June 30, 2020, compared with $37 million at December 31, 2019. The decrease in the net DTA resulted primarily from the decrease of accrued compensation and an increase in unrealized gains in other comprehensive income ("OCI") related to securities. An increase in the provision for loan losses in excess of net charge-offs, offset some of the overall decrease in DTA.
14. NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except shares and per share amounts)	2020	2019	2020	2019

Basic:
Net income	$66	$198	$80	$411
Less common and preferred dividends	66	63	130	127
Undistributed earnings	—	135	(50)	284
Less undistributed earnings applicable to nonvested shares	—	1	—	2
Undistributed earnings applicable to common shares	—	134	(50)	282
Distributed earnings applicable to common shares	56	54	112	110
Total earnings applicable to common shares	$56	$188	$62	$392
Weighted average common shares outstanding (in thousands)	163,542	179,156	163,843	181,946
Net earnings per common share	$0.34	$1.05	$0.38	$2.15

Diluted:
Total earnings applicable to common shares	$56	$188	$62	$392
Weighted average common shares outstanding (in thousands)	163,542	179,156	163,843	181,946
Dilutive effect of common stock warrants (in thousands)	723	9,318	4,012	9,587
Dilutive effect of stock options (in thousands)	160	624	277	673
Weighted average diluted common shares outstanding (in thousands)	164,425	189,098	168,132	192,206
Net earnings per common share	$0.34	$0.99	$0.37	$2.04
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019

Restricted stock and restricted stock units	1,321	1,446	1,357	1,435
Stock options	938	492	855	411

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
As of June 30, 2020, our banking business is conducted through 7 locally managed and branded segments in distinct geographical areas. Zions Bank operates 95 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. Amegy operates 75 branches in Texas. CB&T operates 85 branches in California. NBAZ operates 56 branches in Arizona. NSB operates 46 branches in Nevada. Vectra operates 34 branches in Colorado and one branch in New Mexico. TCBW operates two branches in Washington and one branch in Oregon.
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
The following schedule presents selected operating segment information for the three months ended June 30, 2020 and 2019:

	Zions Bank		Amegy		CB&T
(In millions)	2020	2019	2020	2019	2020	2019
SELECTED INCOME STATEMENT DATA
Net interest income	$156	$175	$120	$127	$123	$134
Provision for credit losses	40	16	25	(8)	46	9
Net interest income after provision for credit losses	116	159	95	135	77	125
Noninterest income	38	38	31	34	19	22
Noninterest expense	111	120	79	86	74	82
Income (loss) before income taxes	$43	$77	$47	$83	$22	$65
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$14,222	$13,067	$13,570	$12,254	$12,524	$10,838
Total average deposits	17,977	15,205	13,023	11,361	13,522	11,412

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2020	2019	2020	2019	2020	2019
SELECTED INCOME STATEMENT DATA
Net interest income	$53	$59	$35	$38	$33	$35
Provision for credit losses	16	2	40	—	(1)	1
Net interest income after provision for credit losses	37	57	(5)	38	34	34
Noninterest income	10	11	10	11	8	6
Noninterest expense	35	38	34	37	27	27
Income (loss) before income taxes	$12	$30	$(29)	$12	$15	$13
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,247	$4,847	$3,169	$2,570	$3,490	$3,105
Total average deposits	5,722	5,048	5,402	4,406	3,662	2,811

	TCBW		Other		Consolidated Bank
(In millions)	2020	2019	2020	2019	2020	2019
SELECTED INCOME STATEMENT DATA
Net interest income	$13	$14	$30	$(13)	$563	$569
Provision for credit losses	5	2	(3)	(1)	168	21
Net interest income after provision for credit losses	8	12	33	(12)	395	548
Noninterest income	1	1	—	9	117	132
Noninterest expense	5	5	65	29	430	424
Income (loss) before income taxes	$4	$8	$(32)	$(32)	$82	$256
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,485	$1,203	$561	$440	$54,268	$48,324
Total average deposits	1,282	1,053	2,410	3,051	63,000	54,347

The following schedule presents selected operating segment information for the six months ended June 30, 2020 and 2019:

	Zions Bank		Amegy		CB&T
(In millions)	2020	2019	2020	2019	2020	2019
SELECTED INCOME STATEMENT DATA
Net interest income	$314	$351	$237	$252	$245	$267
Provision for credit losses	94	26	127	(23)	84	12
Net interest income after provision for credit losses	220	325	110	275	161	255
Noninterest income	76	71	67	68	44	41
Noninterest expense	221	237	161	174	151	164
Income (loss) before income taxes	$75	$159	$16	$169	$54	$132
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$13,611	$13,004	$12,984	$12,058	$11,773	$10,707
Total average deposits	16,953	15,238	12,344	11,401	12,825	11,328

	NBAZ		NSB		Vectra
(In millions)	2020	2019	2020	2019	2020	2019
SELECTED INCOME STATEMENT DATA
Net interest income	$105	$117	$70	$76	$65	$69
Provision for credit losses	35	4	52	(1)	23	5
Net interest income after provision for credit losses	70	113	18	77	42	64
Noninterest income	21	21	21	21	16	12
Noninterest expense	72	78	70	73	53	54
Income (loss) before income taxes	$19	$56	$(31)	$25	$5	$22
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,991	$4,798	$2,942	$2,535	$3,296	$3,080
Total average deposits	5,413	4,972	5,115	4,368	3,325	2,816

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	TCBW		Other		Consolidated Bank
(In millions)	2020	2019	2020	2019	2020	2019
SELECTED INCOME STATEMENT DATA
Net interest income	$25	$27	$50	$(14)	$1,111	$1,145
Provision for credit losses	10	2	1	—	426	25
Net interest income after provision for credit losses	15	25	49	(14)	685	1,120
Noninterest income	2	2	3	28	250	264
Noninterest expense	11	11	98	63	837	854
Income (loss) before income taxes	$6	$16	$(46)	$(49)	$98	$530
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,372	$1,156	$563	$412	$51,532	$47,750
Total average deposits	1,165	1,064	2,814	2,946	59,954	54,133

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate and market risks are among the most significant risks regularly undertaken by us, and they are closely monitored as previously discussed. A discussion regarding our management of interest rate and market risk is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
The Bank’s management, with the participation of the Bank’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Bank’s disclosure controls and procedures as of June 30, 2020. Based on that evaluation, the Bank’s Chief Executive Officer and Chief Financial Officer concluded that the Bank’s disclosure controls and procedures were effective as of June 30, 2020. There were no changes in the Bank’s internal control over financial reporting during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•Increased unemployment and decreased consumer confidence and business generally, leading to an increased risk of delinquencies, defaults and foreclosures.
•Ratings downgrades, credit deterioration and defaults in many sectors and industries, including, but not limited to, states and municipalities, retail, oil and gas, hotels and casinos, restaurants, telecommunications/media, real estate/construction, airlines and transportation, leisure and recreation.
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
Certain segments and industries where the Bank has credit exposure, including, but not limited to, states and municipalities, retail, oil and gas, hotels and casinos, restaurants, telecommunications/media, real estate/construction, airlines and transportation, leisure and recreation, have experienced significant operational challenges as a result of the COVID-19 pandemic. In some cases, the COVID-19 pandemic accelerated deterioration in industries, such as oil and gas, that were already experiencing increased volatility and stress. These negative effects may result in a number of clients making higher than usual draws on outstanding lines of credit, which may negatively affect our liquidity if current economic conditions persist. These assistance efforts may adversely affect our revenue and results of operations. In addition, the effects of the COVID-19 pandemic may also cause our municipal and commercial customers to be unable to pay their loans as they come due or decrease the value of collateral, which we expect would cause significant increases in our credit losses.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes the Bank’s share repurchases for the second quarter of 2020:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan (in millions)

April	—	$—	—	$—
May	10,665	30.84	—	—
June	433	36.28	—	—
Second quarter	11,098	31.06	—
1 Represents common shares acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options under provisions of an employee share-based compensation plan.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
a.Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

10.1	Sixth Amendment to the Zions Bancorporation Pension Plan, dated June 25, 2020 (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in Inline XBRL (i) the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (ii) the Consolidated Statements of Income for the three months ended June 30, 2020 and June 30, 2019 and the six months ended June 30, 2020 and June 30, 2019, (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2020 and June 30, 2019 and the six months ended June 30, 2020 and June 30, 2019, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended June 30, 2020 and June 30, 2019 and the six months ended June 30, 2020 and June 30, 2019, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and June 30, 2019 and (vi) the Notes to Consolidated Financial Statement (filed herewith).

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.
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
Date: August 5, 2020