Form 10-Q
period 2020-09-30
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2020-11-04
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
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
Number of common shares outstanding at October 28, 2020                        164,011,595 shares

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
PART I.    FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
This quarterly report on Form 10-Q includes "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and assumptions regarding future events or determinations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, industry results or regulatory outcomes to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements include, among others:
•statements with respect to the beliefs, plans, objectives, goals, targets, commitments, designs, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Zions Bancorporation, National Association and its subsidiaries (collectively “Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”), and statements concerning the potential effects of the COVID-19 pandemic on the Bank's businesses and financial results and condition; and
•statements preceded by, followed by, or that include the words “may,” “might,” “can,” “continue,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “forecasts,” “expect,” “intend,” “target,” “commit,” “design,” “plan,” “projects,” “will,” and the negative thereof and similar words and expressions.
These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Forward-looking statements by their nature address matters that are, to different degrees, uncertain, such as statements about future financial and operating results. Actual results and outcomes may differ materially from those presented, either expressed or implied, including, but not limited to, those presented in Management’s Discussion and Analysis. Important risk factors that may cause such material differences include, but are not limited to:
•the effect of the COVID-19 pandemic, and other infectious illness outbreaks that may arise in the future, on the Bank’s customers, businesses, liquidity, financial results and overall condition and which has created significant uncertainties in U.S. and global markets, including our customers' ability to make timely payments on obligations, fee income revenue due to reduced loan origination activity and card swipe income, and operating expense due to alternative approaches to doing business;
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
GLOSSARY OF ACRONYMS

ACL	Allowance for Credit Losses	FHLB	Federal Home Loan Bank
AFS	Available-for-Sale	FTP	Funds Transfer Pricing
ALCO	Asset/Liability Committee	GAAP	Generally Accepted Accounting Principles
ALLL	Allowance for Loan and Lease Losses	HECL	Home Equity Credit Line
ALM	Asset Liability Management	HTM	Held-to-Maturity
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	IMG	International Manufacturing Group
AOCI	Accumulated Other Comprehensive Income	LIBOR	London Interbank Offered Rate
ASC	Accounting Standards Codification	MD&A	Management’s Discussion and Analysis
ASU	Accounting Standards Update	Municipalities	State and Local Governments
bps	basis points	NASDAQ	National Association of Securities Dealers Automated Quotations
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
CECL	Current Expected Credit Loss	NIM	Net Interest Margin
CET1	Common Equity Tier 1 (Basel III)	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
CFPB	Consumer Financial Protection Bureau	OCC	Office of the Comptroller of the Currency
CLTV	Combined Loan-to-Value Ratio	OCI	Other Comprehensive Income
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OREO	Other Real Estate Owned
CRE	Commercial Real Estate	OTTI	Other-Than-Temporary Impairment
CVA	Credit Valuation Adjustment	PEI	Private Equity Investment
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	PPNR	Pre-provision Net Revenue
DTA	Deferred Tax Asset	PPP	Paycheck Protection Program
EaR	Earnings at Risk	PPPLF	Payroll Protection Program Liquidity Facility
ERM	Enterprise Risk Management	ROC	Risk Oversight Committee
EVE	Economic Value of Equity at Risk	ROU	Right-of-Use
FASB	Financial Accounting Standards Board	RULC	Reserve for Unfunded Lending Commitments
FDIC	Federal Deposit Insurance Corporation	S&P	Standard and Poor's
FDICIA	Federal Deposit Insurance Corporation Improvement Act	SBA	Small Business Administration

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

SBIC	Small Business Investment Company	Tier 1	Common Equity Tier 1 (Basel III) and Additional Tier 1 Capital
SEC	Securities and Exchange Commission	U.S.	United States
TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
TDR	Troubled Debt Restructuring	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association

GAAP to NON-GAAP RECONCILIATIONS
This Form 10-Q presents non-GAAP financial measures, in addition to GAAP financial measures, to provide investors with additional information. The adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are presented in the following schedules. We consider these adjustments to be relevant to ongoing operating results and provide a meaningful base for period-to-period and company-to-company comparisons. These non-GAAP financial measures are used by management to assess the performance and financial position of the Bank and for presentations of Bank performance to investors. We further believe that presenting these non-GAAP financial measures will permit investors to assess the performance of the Bank on the same basis as that applied by management.
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
Return on Average Tangible Common Equity – this schedule also includes “net earnings applicable to common shareholders, excluding the effects of the adjustment, net of tax” and “average tangible common equity.” Return on average tangible common equity is a non-GAAP financial measure that management believes provides useful information to management and others about our use of shareholders’ equity. Management believes the use of ratios that utilize tangible equity provides additional useful information about performance because they present measures of those assets that can generate income.
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		September 30, 2020	June 30, 2020	March 31, 2020	September 30, 2019

Net earnings applicable to common shareholders (GAAP)		$167	$57	$6	$214
Adjustment, net of tax:
Amortization of core deposit and other intangibles		—	—	—	—
Net earnings applicable to common shareholders, excluding the effects of the adjustment, net of tax (non-GAAP)	(a)	$167	$57	$6	$214
Average common equity (GAAP)		$7,078	$7,030	$6,924	$7,002
Average goodwill and intangibles		(1,015)	(1,014)	(1,014)	(1,014)
Average tangible common equity (non-GAAP)	(b)	$6,063	$6,016	$5,910	$5,988
Number of days in quarter	(c)	92	91	91	92
Number of days in year	(d)	366	366	366	365
Return on average tangible common equity (non-GAAP)	(a/b/c)*d	11.0%	3.8%	0.4%	14.2%

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
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		September 30, 2020	June 30, 2020	March 31, 2020	September 30, 2019

Total shareholders’ equity (GAAP)		$7,668	$7,575	$7,472	$7,509
Goodwill and intangibles		(1,016)	(1,014)	(1,014)	(1,014)
Tangible equity (non-GAAP)	(a)	6,652	6,561	6,458	6,495
Preferred stock		(566)	(566)	(566)	(566)
Tangible common equity (non-GAAP)	(b)	$6,086	$5,995	$5,892	$5,929
Total assets (GAAP)		$78,357	$76,447	$71,467	$70,361
Goodwill and intangibles		(1,016)	(1,014)	(1,014)	(1,014)
Tangible assets (non-GAAP)	(c)	$77,341	$75,433	$70,453	$69,347
Common shares outstanding (thousands)	(d)	164,009	163,978	163,852	170,373
Tangible equity ratio (non-GAAP)	(a/c)	8.6%	8.7%	9.2%	9.4%
Tangible common equity ratio (non-GAAP)	(b/c)	7.9%	7.9%	8.4%	8.5%
Tangible book value per common share (non-GAAP)	(b/d)	$37.11	$36.56	$35.96	$34.80

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Efficiency Ratio and Adjusted Pre-Provision Net Revenue – this schedule also includes “adjusted noninterest expense,” “taxable-equivalent net interest income,” “adjusted taxable-equivalent revenue” and “pre-provision net revenue" (“PPNR”). The methodology of determining the efficiency ratio may differ among companies. Management makes adjustments to exclude certain items as identified in the subsequent schedule which it believes allows for more consistent comparability among periods. Management believes the efficiency ratio provides useful information regarding the cost of generating revenue. Adjusted noninterest expense provides a measure as to how well we are managing our expenses, and adjusted PPNR enables management and others to assess the Bank’s ability to generate capital to cover credit losses through a credit cycle. Taxable-equivalent net interest income allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources.
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Nine Months Ended		Year Ended
(Dollar amounts in millions)		September 30, 2020	June 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019	December 31, 2019

Noninterest expense (GAAP)	(a)	$442	$430	$415	$1,279	$1,270	$1,742
Adjustments:
Severance costs		1	—	2	—	4	25
Other real estate expense, net		—	—	(2)	—	(3)	(3)
Amortization of core deposit and other intangibles		—	—	—	—	—	1
Restructuring costs		1	—	—	2	—	15
Pension termination-related expense		—	28	—	28	—	—
Total adjustments	(b)	2	28	—	30	1	38
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$440	$402	$415	$1,249	$1,269	$1,704
Net interest income (GAAP)	(d)	$555	$563	$567	$1,665	$1,713	$2,272
Fully taxable-equivalent adjustments	(e)	7	6	7	21	19	26
Taxable-equivalent net interest income (non-GAAP)	(d+e)=f	562	569	574	1,686	1,732	2,298
Noninterest income (GAAP)	g	157	117	146	408	410	562
Combined income (non-GAAP)	(f+g)=(h)	719	686	720	2,094	2,142	2,860
Adjustments:
Fair value and nonhedge derivative gain (loss)		8	(12)	(6)	(15)	(15)	(9)
Securities gains (losses), net		4	(4)	2	(5)	—	3
Total adjustments	(i)	12	(16)	(4)	(20)	(15)	(6)
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$707	$702	$724	$2,114	$2,157	$2,866
Pre-provision net revenue (PPNR) (non-GAAP)	(h)-(a)	$277	$256	$305	$815	$872	$1,118
Adjusted PPNR (non-GAAP)	(j)-(c)	267	300	309	865	888	1,162
Efficiency ratio (non-GAAP) [1]	(c/j)	62.2%	57.3%	57.3%	59.1%	58.8%	59.5%
1 Excluding the $30 million charitable contribution, the efficiency ratio for the three months and nine months ended September 30, 2020, would have been 58.0% and 57.7%, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
Executive Summary
The financial performance in the third quarter of 2020 improved from the first half of 2020, as net income was more than double that of the first two quarters combined, reflecting a decline in the provision for credit losses. Highlights in the third quarter of 2020 include diluted earnings per share of $1.01, which was a level similar to those experienced throughout much of 2019. The lower interest rate environment continued to drive loan yields down more quickly than deposit rates, contributing to a 17-basis point decline in the net interest margin, which was 3.06% in the third quarter. Loans reflected growth in PPP loans, while deposit growth, assisted by various recent government economic stimulus programs, reduced the need for more expensive borrowed funds. Customer-related fee income increased in the third quarter of 2020, when compared with the second quarter of 2020, primarily from strength in residential mortgage loan originations and sales, as a result of lower benchmark interest rates and an enhanced customer-facing digital fulfillment process. Noninterest expenses, after normalizing for the $30 million charitable contribution to our foundation, were down relative to the year-ago period even as business investment continued.
COVID-19 Pandemic
During the third quarter of 2020, the COVID-19 pandemic continued to impact our operations. These impacts included:
•Alternative work arrangements as most employees continued to work remotely, and branch operating hours and lobby access were restricted in many cases.
•Significant support to employees through an increase in flexibility with paid leave and vacation policies, and more frequent cleaning of facilities to enable a safer environment for those employees who are not able to work from home.
•Increased flexibility with customers, as some borrowers requested and received temporary forbearance or re-deferrals of loan obligations. See "COVID-19 Modifications and Deferrals" on page 30 for more information.
•Facilitation of government lending programs. See "SBA's Paycheck Protection Program" and "Federal Reserve's Main Street Lending Program" in this section for more information.
•Support to our communities, including a $30 million charitable contribution associated with the PPP lending activity.
•Maintained our capital ratios and allowance for credit losses ("ACL") at strong levels. On January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its subsequent updates, often referred to as the Current Expected Credit Loss ("CECL") accounting standard. See "Critical Accounting Policies and Significant Estimates" on page 41 for more information on CECL.
Select Industries with Elevated Risk Related to COVID-19
Select industries have elevated risk due to the COVID-19 pandemic, and as a result, we are more closely managing our credit exposure to these industries, including ongoing detailed industry credit reviews during the second and third quarters of 2020. The following schedule shows $4.1 billion, or 8.5%, of our non-PPP loan balances as of September 30, 2020, in these industries. Approximately 3% of these loans were deferring payments, and 98% were secured by collateral. The oil and gas-related industry has also been affected by the COVID-19 pandemic. For more information see "Oil and Gas-Related Exposure" on page 26 of Management's Discussion and Analysis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
COVID-19 ELEVATED RISK EXPOSURE

	September 30, 2020
(Dollar amounts in millions)	Amount	% of total non-PPP loans

CRE
Retail	$1,121	2.4%
Hotel/motel	611	1.3%
C&I
Retail	431	0.9%
Tech, telecom, media	427	0.9%
Entertainment, recreation	383	0.8%
Transportation	373	0.8%
Consumer services	256	0.5%
Other [1]	452	0.9%
Total	$4,054	8.5%
1 No other industry group exceeds 0.5% of total non-PPP loans.
Line utilization of revolving loans for the COVID-19 industries with elevated risk has declined since the first quarter of 2020 to 29% at September 30, 2020, compared with 34% at June 30, 2020, and 43% at March 31, 2020.
SBA's Paycheck Protection Program
During 2020, we provided assistance to many small businesses through the PPP. This program provides small businesses with funds to be used for certain expenses as defined by the SBA.
As of September 30, 2020, we had processed more than $7 billion of PPP loans for more than 47,000 customers, which included more than 14,000 new customers. We continue to work diligently to solidify those new relationships. While we are the 37th largest financial institution in the United States when measured by total deposits, we ranked as the ninth largest originator of PPP loans by dollar volume of all the participating financial institutions, as disclosed by the SBA.
Loan processing fees paid to us from the SBA are accounted for as loan origination fees. These fees, net of loan origination costs, are deferred and recognized over the life of the loan as a yield adjustment. Toward the end of the third quarter of 2020, we extended the maturity dates of PPP loans with an initial two-year maturity to five years, which lengthened the period of time the remaining unamortized net deferred fees will be recognized into interest income as a yield adjustment. When a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized net deferred fees are recognized into interest income at that time, and will therefore impact the PPP loan portfolio yield in that period. Beginning in October 2020, the SBA initiated forgiveness of certain PPP loans.
Federal Reserve's Main Street Lending Program
We are a participant in the Federal Reserve's Main Street Lending Program to support lending to small and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic. As of September 30, 2020, we had funded a limited number of loans under this program and expect to fund more Main Street Lending Program loans by the end of the year.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Third Quarter 2020 Financial Performance

Net Earnings Applicable to Common Shareholders (in millions)	Provision for Credit Losses (in millions)	Adjusted PPNR (in millions)	Efficiency ratio

Net earnings decreased in the third quarter of 2020 from the third quarter of 2019, primarily from a higher provision for credit losses. The increase in net earnings from the second quarter of 2020 to the third quarter of 2020 was primarily due to a lower provision for credit losses.

The increased provision for credit losses in the second and third quarters of 2020, compared with the third quarter of 2019, is due to experienced and expected economic stress caused by the COVID-19 pandemic. The provision in the third quarter of 2020 was down from the second quarter of 2020 as the effect of changes in economic forecasts and credit quality were offset by other portfolio changes.

Adjusted PPNR decreased in the third quarter of 2020 from both the second quarter of 2020 and the third quarter of 2019. The decrease in adjusted PPNR is primarily a result of a $30 million charitable contribution to our foundation, which was associated with the PPP lending activity. Excluding this contribution, our adjusted PPNR would have been $297 million.
Our efficiency ratio in the third quarter of 2020 was also affected by the $30 million charitable contribution. Excluding this contribution, our efficiency ratio was 58.0%.
We reported net earnings applicable to common shareholders of $167 million, or $1.01 per diluted common share for the third quarter of 2020, compared with net earnings applicable to common shareholders of $214 million, or $1.17 per diluted common share for the third quarter of 2019.
We entered the current economic environment with a strong capital and reserve position, a robust liquidity profile, and a loan portfolio that has been substantially “de-risked” in recent years and that largely tends to have collateral as a secondary source of repayment – a characteristic that has historically resulted in lower loss rates per dollar of troubled loans. Additionally, beginning in the second quarter of 2020, we suspended share repurchase activity to assist in maintaining our strong capital position.
During this time of economic uncertainty, we have also materially strengthened our allowance for credit losses, which increased 74% to $917 million at the end of the third quarter of 2020, from $526 million at January 1, 2020. Net charge-offs increased during 2020, primarily from charge-offs related to oil and gas-related loans, and were $52 million during the third quarter of 2020, compared with $1 million during the same prior year period.
Net income decreased by $47 million to $175 million in the third quarter of 2020, from $222 million in the third quarter of 2019, primarily due to a $45 million increase in the provision for credit losses, a $30 million charitable contribution, and a decrease of $12 million in net interest income. These adverse impacts were partially offset by a $26 million reduction in income taxes and a $14 million improvement in credit valuation adjustments on client-related interest rate swaps.
Net interest income was $555 million in the third quarter of 2020, compared with $567 million in the same prior year period. Interest income decreased $96 million, while interest expense decreased $84 million. Both were impacted by lower benchmark interest rates. Interest income also benefited from loan growth of 12%, which was primarily due to PPP loan originations. Excluding PPP loans, loans decreased 2%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Adjusted PPNR of $267 million for the third quarter of 2020 was down $42 million, or 14%, from the third quarter of 2019. Adjusted noninterest expense increased by $25 million in the same time period as a result of the $30 million charitable contribution, but also reflected expense control and the reduction in workforce announced in October 2019. Excluding the $30 million charitable contribution, adjusted PPNR for the third quarter of 2020 was $297 million, down 4%, and adjusted noninterest expense was $410 million, down 1%. Our efficiency ratio was 62.2% in the third quarter of 2020, compared with 57.3% in both the second quarter of 2020 and the third quarter of 2019. Excluding the $30 million charitable contribution, the efficiency ratio in the third quarter of 2020 was 58.0%. See “GAAP to Non-GAAP Reconciliations” on page 6 for more information regarding the calculation of the adjusted PPNR and the efficiency ratio.
Our average loan portfolio increased $6.2 billion, or 13%, from the third quarter of 2019, but declined by $606 million when excluding PPP loans. Average PPP loans for the third quarter of 2020 were $6.8 billion. The yield on average loans decreased by 107 basis points (“bps”), reflecting the decline in benchmark interest rates and the impact of lower-yielding PPP loans. Overall, for the third quarter of 2020, compared with the third quarter of 2019, classified loans increased by $840 million, or 105%, and nonaccrual loans increased by $133 million, or 57%. The annualized ratio of net loan charge-offs to average loans was 0.38% for the third quarter of 2020, compared with 0.01% for the third quarter of 2019.
Areas of focus for 2020
We started 2020 with a continued focus on initiatives related to Bank profitability and returns on- and of-equity as detailed in our 2019 Annual Report on Form 10-K (see “Focus for 2020” in our 2019 Annual Report on
Form 10-K). More recently, the human and economic crises caused by the COVID-19 pandemic has shifted our focus toward serving our customers, communities, and employees who have been negatively impacted by the COVID-19 pandemic, as well as heightening our vigilance in managing emerging risks.
Net Interest Income and Net Interest Margin
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, and is more than three-quarters of our revenue. Net interest income is derived from both the volume of interest-earning assets and interest-bearing liabilities and their respective yields and rates.
Net interest income decreased $12 million to $555 million in the third quarter of 2020, from $567 million in the third quarter of 2019. Yields on loans and securities decreased by 107 bps and 33 bps, respectively, while yields on deposits and borrowed funds decreased by 66 bps and 123 bps, respectively. The impact of lower interest rates was partially offset by loan growth from PPP loans, and a shift in liability balances from federal funds purchased and other short-term borrowings to lower-cost deposits. The net interest margin (“NIM”) compressed to 3.06% in the third quarter of 2020, compared with 3.48% in the same prior year period, and 3.23% in the second quarter of 2020. Excluding the effect of the PPP loans, the NIM may continue to compress over the next several quarters, primarily attributable to benchmark interest rate-related pressure on earning asset yields.
Average interest-earning assets increased $7.6 billion, or 12%, in the third quarter of 2020, from the third quarter of 2019, with average yields decreasing 95 bps. The yield on average interest earning assets includes the dilutive effect of $6.8 billion, or 9% of earning assets, of PPP loans with a yield of 3.03%, as compared with a yield on the non-PPP loan portfolio of 3.77%.
As of September 30, 2020, we received about 10,000 applications for PPP loan forgiveness, representing more than 20% of our PPP loans by count. Beginning in October 2020, the SBA initiated forgiveness of some of these loans and also announced a streamlined forgiveness process for borrowers with PPP loans of $50 thousand or less, which represents approximately $540 million, or 8%, of our PPP loan balance outstanding. When a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized net deferred fees are recognized into interest income at that time.
The PPP loan yield in the third quarter of 2020 was 3.03%. As previously discussed, toward the end of the third quarter of 2020, we extended the maturity dates of PPP loans with an initial two-year maturity to five years, which

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
lengthened the period of time the remaining unamortized net deferred fees will be recognized into interest income as a yield adjustment. As of September 30, 2020, there was approximately $141 million of unamortized net origination fees related to the PPP loans, which will be recognized over the remaining life of these loans. Using a five-year contractual maturity, these fees will add approximately 0.7% to the loan coupon rate of 1.0%. Prepayment or SBA forgiveness of these loans will accelerate the recognition of yield-enhancing fees and increase the net yield accordingly.
Average interest-bearing liabilities decreased $119 million in the third quarter of 2020, from the third quarter of 2019, and the average rate paid on interest-bearing liabilities decreased 87 bps to 0.27%.
The loan growth in the third quarter of 2020, from the third quarter of 2019, was primarily due to PPP loans, which were funded primarily through deposit growth. The average loan yield decreased 107 bps over the same prior year period, with decreases of 87 bps, 158 bps, and 62 bps in non-PPP commercial loans, CRE, and consumer loans, respectively. Recently, as benchmark interest rates have settled at a lower level, yields on new loans have been only modestly lower than yields on maturing loans.
Benchmark interest rates decreased in 2019 and 2020, resulting in the previously discussed negative effect on yields. A portion of our variable-rate loans, such as those with longer initial fixed rate periods or longer reset frequencies (e.g., 5- and 7-year fixed rate adjustable mortgages), have not yet been affected by declines in benchmark interest rates. Also, our interest-earning assets generally reprice more quickly than our funding sources, in part because nearly half of our deposits are noninterest-bearing.
Average total deposits were $66.5 billion at an average cost of 11 bps for the third quarter of 2020, compared with $55.3 billion at an average cost of 50 bps for the third quarter of 2019. Various government stimulus programs contributed significantly to the deposit growth. Average interest-bearing deposits grew 12%, and were $35.7 billion at an average cost of 20 bps for the third quarter of 2020, compared with $31.9 billion at an average cost of 86 bps for the same prior year period. The 39 bps decline in the cost of total deposits and the 66 bps decline in the cost of interest bearing deposits was primarily due to the daily average benchmark federal funds target rate decrease from 2.31% to 0.25%, or 206 bps, between the third quarter of 2019 and the third quarter of 2020. This was partially attributable to our strong noninterest-bearing deposit growth and reduced competitive pricing pressure for deposits.
Although we consider a wide variety of sources when determining our funding needs, we benefit from access to deposits from a significant number of small- to mid-sized business customers, which provides us with a low cost of

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
funds that has a positive impact on our NIM. Because many of our deposit accounts are of an operating nature for businesses and households, we expect our noninterest-bearing deposits to remain a competitive advantage. Average noninterest-bearing demand deposits increased by $7.4 billion, or 32%, in the third quarter of 2020, from the third quarter of 2019. Average noninterest-bearing deposits comprised 46% and 42% of average total deposits for the third quarters of 2020 and 2019, respectively. The net positive impact of noninterest-bearing sources of funds on the NIM was 0.13% during the third quarter of 2020, compared with 0.47% during the third quarter of 2019, reflecting the decline in benchmark interest rates.
The spread on average interest-bearing funds was 2.93% and 3.01% for the third quarters of 2020 and 2019, respectively, and was affected by the same factors that impacted the NIM. Interest rate spreads and margins are impacted by the mix of assets we hold, the composition of our loan and securities portfolios, and the type of funding used. Our estimates of our interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, other modeling assumptions, and the actions of competitors and customers in response to those changes. Further detail on interest rate risk is discussed in “Interest Rate and Market Risk Management” on page 31.
Average available-for-sale (“AFS”) securities balances decreased by $240 million in the third quarter of 2020, from the third quarter of 2019. Yields on average AFS securities decreased by 34 bps over the same time period. The duration of the securities portfolio is 2.8 years. Runoff volume during the third quarter of 2020 was $1.5 billion, or 10% of the June 30, 2020 balance. We purchased $1.9 billion of securities during the third quarter of 2020 at an average yield of 1.2%. Given our current excess liquidity, we anticipate security purchases to exceed runoff by similar amounts over the next few quarters.
Average borrowed funds decreased $3.9 billion in the third quarter of 2020, from the third quarter of 2019, with average short-term borrowings decreasing $4.0 billion, and average long-term borrowings increasing by $0.1 billion during the same time period, reflecting less reliance on federal funds purchased and other short-term borrowings because of strong deposit growth. The average interest rate paid on short-term borrowings and long-term debt decreased by 220 bps and 133 bps, respectively, in the third quarter of 2020, from the third quarter of 2019.
The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$3,116	$2	0.25%	$1,413	$8	2.41%
Securities:
Held-to-maturity	672	6	3.39	693	6	3.66
Available-for-sale	14,083	69	1.95	14,323	82	2.29
Trading account	158	1	4.31	135	2	4.50
Total securities [2]	14,913	76	2.04	15,151	90	2.37
Loans held for sale	86	1	4.32	89	1	3.67
Loans and leases [3]
Commercial - excluding PPP loans	24,909	248	3.96	25,284	308	4.83
Commercial - PPP loans	6,771	52	3.03	—	—	—
Commercial real estate	11,986	106	3.52	11,849	153	5.10
Consumer	11,327	103	3.60	11,695	124	4.22
Total loans and leases	54,993	509	3.68	48,828	585	4.75
Total interest-earning assets	73,108	588	3.20	65,481	684	4.15
Cash and due from banks	583			616
Allowance for credit losses on loans and debt securities	(852)			(502)
Goodwill and intangibles	1,015			1,014
Other assets	4,129			3,643
Total assets	$77,983			$70,252
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$32,111	$9	0.11%	$26,962	$44	0.65%
Time	3,602	9	0.96	4,963	25	1.99
Total interest-bearing deposits	35,713	18	0.20	31,925	69	0.86
Borrowed funds:
Federal funds purchased and other short-term borrowings	1,078	—	0.09	5,099	30	2.29
Long-term debt	1,353	8	2.32	1,239	11	3.65
Total borrowed funds	2,431	8	1.33	6,338	41	2.56
Total interest-bearing liabilities	38,144	26	0.27	38,263	110	1.14
Noninterest-bearing demand deposits	30,789			23,359
Other liabilities	1,406			1,062
Total liabilities	70,339			62,684
Shareholders’ equity:
Preferred equity	566			566
Common equity	7,078			7,002
Total shareholders’ equity	7,644			7,568
Total liabilities and shareholders’ equity	$77,983			$70,252
Spread on average interest-bearing funds			2.93%			3.01%
Net impact of noninterest-bearing sources of funds			0.13			0.47
Net interest margin		$562	3.06		$574	3.48
Memo: total loans and leases, excluding PPP loans	$48,222	457	3.77	$48,828	585	4.75
Memo: total cost of deposits			0.11			0.50
Memo: total deposits and interest-bearing liabilities	68,933	26	0.15	61,622	110	0.71
1 Rates are calculated using amounts in thousands and the statutory taxable-equivalent rates where applicable. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
2 Interest on total securities includes $26 million and $33 million of taxable-equivalent premium amortization for the third quarters of 2020 and 2019, respectively.
3 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(Unaudited)	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$2,250	$11	0.65%	$1,315	$26	2.59%
Securities:
Held-to-maturity	632	17	3.56	736	20	3.69
Available-for-sale	13,967	220	2.11	14,597	262	2.40
Trading account	157	5	4.29	138	5	4.49
Total securities [2]	14,756	242	2.19	15,471	287	2.48
Loans held for sale	106	4	4.19	74	1	2.65
Loans and leases [3]
Commercial - excluding PPP loans	25,398	794	4.18	24,899	919	4.94
Commercial - PPP loans	3,938	91	3.08	—	—	—
Commercial real estate	11,800	351	3.98	11,656	454	5.21
Consumer	11,558	325	3.75	11,559	369	4.26
Total loans and leases	52,694	1,561	3.96	48,114	1,742	4.84
Total interest-earning assets	69,806	1,818	3.48	64,974	2,056	4.23
Cash and due from banks	625			588
Allowance for loan losses	(692)			(499)
Goodwill and intangibles	1,014			1,014
Other assets	3,960			3,493
Total assets	$74,713			$69,570
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$30,360	$53	0.23%	$26,418	$120	0.61%
Time	3,968	39	1.33	4,889	72	1.97
Total interest-bearing deposits	34,328	92	0.36	31,307	192	0.82
Borrowed funds:
Federal funds purchased and other short-term borrowings	2,073	10	0.61	5,394	100	2.46
Long-term debt	1,611	30	2.50	1,117	32	3.83
Total borrowed funds	3,684	40	1.44	6,511	132	2.70
Total interest-bearing liabilities	38,012	132	0.46	37,818	324	1.14
Noninterest-bearing demand deposits	27,825			23,214
Other liabilities	1,299			974
Total liabilities	67,136			62,006
Shareholders’ equity:
Preferred equity	566			566
Common equity	7,011			6,998
Total shareholders’ equity	7,577			7,564
Total liabilities and shareholders’ equity	$74,713			$69,570
Spread on average interest-bearing funds			3.02%			3.09%
Net impact of noninterest-bearing sources of funds			0.21			0.47
Net interest margin		$1,686	3.23		$1,732	3.56
Memo: total loans and leases, excluding PPP loans	$48,756	1,470	4.03	$48,114	1,742	4.84
Memo: total cost of deposits			0.20			0.47
Memo: total deposits and interest-bearing liabilities	65,837	132	0.26	61,032	324	0.70
1 Rates are calculated using amounts in thousands and the statutory taxable-equivalent rates where applicable. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
2 Interest on total securities includes $80 million and $96 million of taxable-equivalent premium amortization for the first nine months of 2020 and 2019, respectively.
3 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Provision for Credit Losses
The allowance for credit losses (“ACL”) is the combination of both the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”). The ALLL represents the estimated current expected credit losses over the contractual term of the loan and lease portfolio as of the balance sheet date. The RULC represents the estimated reserve for current expected credit losses associated with off-balance sheet commitments. Changes in the ALLL and RULC, including changes in net charge-offs, are recorded in the provision for loan and lease losses and the provision for unfunded lending commitments in the income statement, respectively. The ACL for debt securities is estimated separately from loans.
The provision for credit losses, which is the combination of both the provision for loan losses and the provision for unfunded lending commitments, was $55 million in the third quarter of 2020, compared with $10 million in the third quarter of 2019, and $168 million in the second quarter of 2020. The ACL increased $345 million to $917 million at September 30, 2020, compared with $572 million at September 30, 2019. The year-over-year increase in the ACL is almost entirely due to experienced and expected economic stress caused by the COVID-19 pandemic. The annualized ratio of net charge-offs to average loans during the third quarter of 2020 was 0.38%, compared with 0.01% during the third quarter of 2019. The provision for credit losses for debt securities was less than $1 million in the third quarter of 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Changes in Allowance for Credit Losses (in millions)
$914
$50
$24
$(71)
$917
2Q20
Forecasts
Credit Quality
Portfolio Changes
3Q20

The total ACL was $917 million at September 30, 2020, compared with $914 million at June 30, 2020. The bar chart above shows the broad categories of change. The second bar represents the change in economic forecast. The $50 million increase from the prior quarter is our estimate of the change in credit losses due to slower economic recovery than previously forecast. Our base forecast shows economic improvement beginning in late 2020, gradually stabilizing by 2022. Credit quality factors represented by the third bar include risk-grade migration and specific reserves against loans, which, when combined, add $24 million to the ACL when compared with the prior quarter, showing moderate credit quality deterioration. Lastly, portfolio changes, driven by non-PPP loan balances declining, the aging of the portfolio, decreased utilization, and other similar factors, generated a $71 million reduction in the ACL.
On January 1, 2020, we adopted ASU 2016-13, or CECL. Upon adoption of the ASU, we recorded the full amount of the ACL for loans and leases of $526 million, compared with $554 million at December 31, 2019, resulting in an after-tax increase to retained earnings of $20 million. The impact of the adoption of CECL for our securities portfolio was less than $1 million. As a result of this new accounting standard, our ACL has become more volatile and we expect this to continue primarily because, under the new process, the allowance is subject to economic forecasts that may change materially from period to period.
Note 6 of our 2019 Annual Report on Form 10-K and “Credit Risk Management” on page 24 contains information on how we determine the appropriate level for the ALLL and the RULC. Also, for more information see “Critical Accounting Policies and Significant Estimates” on page 41.
Noninterest Income
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield. We believe a subtotal of customer-related fees provides a better view of income over which we have more direct near-term control. It excludes items such as dividends, insurance-related income, mark-to-market adjustments on certain derivatives, and securities gains and losses. Growing noninterest income is a key strategic priority, and several strategic initiatives are underway to support this effort. We are working to leverage our focus on commercial and small business customers to accelerate sales of capital markets products, treasury management, and wealth advisory services. Noninterest income accounted for 22% and 20% of net revenue during the third quarters of 2020 and 2019, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents a comparison of the major components of noninterest income.
NONINTEREST INCOME

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2020	2019			2020	2019

Commercial account fees	$32	$31	$1	3%	$93	$90	$3	3%
Card fees	21	24	(3)	(13)	61	70	(9)	(13)
Retail and business banking fees	17	20	(3)	(15)	50	58	(8)	(14)
Loan-related fees and income	32	21	11	52	84	55	29	53
Capital markets and foreign exchange fees	16	23	(7)	(30)	58	59	(1)	(2)
Wealth management and trust fees	14	16	(2)	(13)	46	45	1	2
Other customer-related fees	7	5	2	40	19	15	4	27
Customer-related fees	139	140	(1)	(1)	411	392	19	5
Fair value and nonhedge derivative income (loss)	8	(6)	14	NM	(15)	(15)	—	—
Dividends and other income	6	10	(4)	(40)	17	33	(16)	(48)
Securities gains (losses), net	4	2	2	NM	(5)	—	(5)	NM
Total noninterest income	$157	$146	$11	8%	$408	$410	$(2)	—%
Total noninterest income for the third quarter of 2020 increased by $11 million, or 8%, to $157 million for the third quarter of 2020, from $146 million for the third quarter of 2019. Total customer-related fees decreased slightly to $139 million for the third quarter of 2020, from $140 million for the third quarter of 2019. Loan-related fees and income increased $11 million due to residential mortgage loan originations and sales for the same period, which benefited from the reduction in benchmark interest rates and our enhanced customer-facing digital fulfillment process. Capital markets and foreign exchange fees decreased by $7 million in the third quarter of 2020, from the third quarter of 2019, due largely to reduced income from arranging interest rate hedges for our loan customers. Retail and business banking fees decreased by $3 million in the third quarter of 2020, from the third quarter of 2019, due to waiving of fees as a result of the COVID-19 pandemic. Card fees also decreased by $3 million during this same period from reduced economic activity and transactions volume in the third quarter of 2020.
In the third quarter of 2020, we recognized an $8 million positive credit valuation adjustment (“CVA”) on client-related interest rate swaps, compared with a $12 million negative CVA in the second quarter of 2020, and a $6 million negative CVA in the prior year period. Dividends and other income decreased to $6 million in the third quarter of 2020 from $10 million in the third quarter of 2019, primarily due to lower dividends received from the Federal Home Loan Bank (“FHLB”), reflecting less FHLB activity stock held by the Bank.
Customer-related fees for the first nine months of 2020 increased by $19 million, or 5%, primarily from loan-related fees and income and other customer-related fees, and was partially offset by a decrease in card fees and retail and business banking fees.
Noninterest Expense
Noninterest expense increased by $27 million, or 7%, in the third quarter of 2020, from the third quarter of 2019. Adjusted noninterest expense increased $25 million, or 6%, over the same time period. The following schedule presents a comparison of the major components of noninterest expense.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NONINTEREST EXPENSE

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2020	2019			2020	2019

Salaries and employee benefits	$269	$273	$(4)	(1)%	$810	$835	$(25)	(3)%
Occupancy, net	33	34	(1)	(3)	97	99	(2)	(2)
Furniture, equipment and software, net	32	34	(2)	(6)	97	101	(4)	(4)
Other real estate expense, net	—	(2)	2	NM	—	(3)	3	NM
Credit-related expense	6	2	4	NM	16	16	—	—
Professional and legal services	12	10	2	20	34	33	1	3
Advertising	7	6	1	17	13	17	(4)	(24)
FDIC premiums	7	7	—	—	18	19	(1)	(5)
Other	76	51	25	49	194	153	41	27
Total noninterest expense	$442	$415	$27	7%	$1,279	$1,270	$9	1%
Adjusted noninterest expense [1]	$440	$415	$25	6%	$1,249	$1,269	$(20)	(2)%
1 For information on non-GAAP financial measures, see “GAAP to Non-GAAP Reconciliations” on page 6.
The $27 million increase in noninterest expense from the third quarter of 2019 to the third quarter of 2020 was attributable to a $30 million charitable contribution to our foundation, which was associated with the PPP lending activity, and was reflected in other noninterest expense. This increase in other noninterest expense was partially offset by a $5 million decline in travel and entertainment expenses. Salaries and employee benefits expense declined $4 million from the third quarter of 2019 to the third quarter of 2020, and includes $3 million of PPP-related bonuses. Full-time equivalent employees decreased from 10,255 to 9,726 from the third quarter of 2019 to the third quarter of 2020, primarily as a result of the 5% workforce reduction announced in October 2019. Credit-related expense increased by $4 million during the same time from increased appraisal and other fees. During the third quarter of 2020, advertising expense included $3 million associated with our efforts to retain "new to Bank" PPP recipients.
Adjusted noninterest expense for the third quarter of 2020 increased $25 million, or 6%, to $440 million, and includes the previously discussed $30 million charitable contribution, compared with $415 million for the same prior year period. The efficiency ratio was 62.2% in the third quarter of 2020, compared with 57.3% for both the second quarter of 2020 and the third quarter of 2019. Excluding the $30 million charitable contribution, the efficiency ratio for the third quarter of 2020 would have been 58.0%. The efficiency ratio and adjusted noninterest expense exclude certain expense items (see “GAAP to Non-GAAP Reconciliations” on page 6 for more information regarding the calculation of the efficiency ratio).
Noninterest expense for both the first nine months of 2020 and 2019 was $1.3 billion. Other noninterest expense increased by $41 million, primarily due to the previously mentioned $30 million charitable contribution in the third quarter of 2020 and a $28 million pension plan termination-related expense in the second quarter of 2020. These increases were partially offset by a $25 million decrease in salaries and employee benefits for the same time period.
Income Taxes
Income tax expense for the third quarter of 2020 was $40 million, compared with $66 million for the same prior year period as a result of lower pretax income during the third quarter of 2020. The effective income tax rates were 18.6% and 22.9% for the third quarters of 2020 and 2019, respectively, as a result of the proportional increase in nontaxable items and tax credits relative to pretax income as compared with the prior year period.
Income tax expense for the first nine months of 2020 was $58 million, compared with $185 million for the first nine months of 2019. The effective tax rates for these year-to-date periods were 18.5% and 22.6%, respectively. Note 13 of the Notes to Consolidated Financial Statements contains additional information about the factors that influenced the income tax rates and information about deferred income tax assets and liabilities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Preferred Stock Dividends
Preferred stock dividends have been consistent over the past year and were $8 million for both the third quarters of 2020 and 2019 and $25 million for both the first nine months 2020 and 2019.
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
Average interest-earning assets were $69.8 billion for the first nine months of 2020, compared with $65.0 billion for the first nine months of 2019. Average interest-earning assets as a percentage of total average assets for the first nine months of 2020 and 2019 were both 93%.
Average loans were $52.7 billion and $48.1 billion for the first nine months of 2020 and 2019, respectively. Average loans as a percentage of total average assets for the first nine months of 2020 were 71%, compared with 69% in the same prior year period.
Average money market investments, consisting of interest-bearing deposits, federal funds sold, and security resell agreements, increased by 71% to $2.3 billion for the first nine months of 2020, compared with $1.3 billion for the first nine months of 2019. Average securities decreased by 5% for the first nine months of 2020, compared with the first nine months of 2019.
Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk, in addition to generating revenue for the Bank. Refer to the “Liquidity Risk Management” section on page 37 for additional information on management of liquidity and funding. The following schedule presents a profile of our investment securities portfolio. The amortized cost amounts represent the original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 3 of our 2019 Annual Report on Form 10-K.
INVESTMENT SECURITIES PORTFOLIO

	September 30, 2020			December 31, 2019
(In millions)	Par value	Amortized cost	Estimated fair value	Par value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$592	$592	$596	$592	$592	$597
Available-for-sale
U.S. Treasury securities	205	195	199	25	25	25
U.S. Government agencies and corporations:
Agency securities	1,058	1,058	1,093	1,301	1,301	1,302
Agency guaranteed mortgage-backed securities	10,314	10,461	10,736	9,406	9,518	9,559
Small Business Administration loan-backed securities	1,177	1,277	1,239	1,414	1,535	1,495
Municipal securities	1,154	1,254	1,320	1,175	1,282	1,319
Other debt securities	75	75	75	25	25	25
Total available-for-sale	13,983	14,320	14,662	13,346	13,686	13,725
Total investment securities	$14,575	$14,912	$15,258	$13,938	$14,278	$14,322

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amortized cost of investment securities at September 30, 2020 increased by 4% from the balances at December 31, 2019. Approximately 26% of the investment securities are floating rate as of September 30, 2020.
The investment securities portfolio includes $337 million of net premium that is distributed across various asset classes as illustrated in the preceding schedule. Premium amortization for the three months ended September 30, 2020, was $26 million, compared with $33 million for the same period in 2019.
As of September 30, 2020, under the GAAP fair value accounting hierarchy, 1.4% of the $14.7 billion fair value of the AFS securities portfolio was valued at Level 1, 98.6% was valued at Level 2, and there were no Level 3 AFS securities. At December 31, 2019, 0.2% of the $13.7 billion fair value of AFS securities portfolio was valued at Level 1, 99.8% was valued at Level 2, and there were no Level 3 AFS securities. See Note 3 of our 2019 Annual Report on Form 10-K for further discussion of fair value accounting.
Exposure to State and Local Governments
We provide multiple products and services to state and local governments (referred to collectively as “municipalities”), including deposit services, loans, and investment banking services, and we invest in securities issued by the municipalities. The following schedule summarizes our exposure to state and local municipalities:
MUNICIPALITIES

(In millions)	September 30, 2020	December 31, 2019

Loans and leases	$2,706	$2,393
Held-to-maturity – municipal securities	592	592
Available-for-sale – municipal securities	1,321	1,319
Trading account – municipal securities	168	107
Unfunded lending commitments	310	200
Total direct exposure to municipalities	$5,097	$4,611
Most of the municipal portfolio is secured by real estate or equipment, or is a general obligation of a municipal entity. Our municipal securities and loans are primarily from municipalities located within our geographic footprint. At September 30, 2020, no municipal loans were on nonaccrual. Municipal securities are internally graded, similar to loans, using risk-grading systems which vary based on the size and type of credit risk exposure. The internal risk grades assigned to our municipal securities follow our definitions of Pass, Special Mention, and Substandard, which are consistent with published definitions of regulatory risk classifications. As of September 30, 2020, all municipal securities were classified as Pass. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans and securities.
Foreign Exposure and Operations
Our credit exposure to foreign sovereign risks and total foreign credit exposure is not significant. We also do not have significant foreign exposure to derivative counterparties. We had no foreign deposits at September 30, 2020 and December 31, 2019.
Loan and Lease Portfolio
For the first nine months of 2020 and 2019, average loans accounted for 71% and 69%, respectively, of total average assets. As presented in the following schedule, the largest category was commercial and industrial loans, which constituted 25% of our loan portfolio at September 30, 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
LOAN AND LEASE PORTFOLIO

	September 30, 2020		December 31, 2019
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$13,543	24.7%	$14,760	30.3%
PPP	6,810	12.4	—	—
Leasing	319	0.6	334	0.7
Owner-occupied	8,136	14.9	7,901	16.2
Municipal	2,706	4.9	2,393	4.9
Total commercial	31,514	57.5	25,388	52.1
Commercial real estate:
Construction and land development	2,298	4.2	2,211	4.5
Term	9,729	17.8	9,344	19.2
Total commercial real estate	12,027	22.0	11,555	23.7
Consumer:
Home equity credit line	2,797	5.1	2,917	6.0
1-4 family residential	7,209	13.2	7,568	15.6
Construction and other consumer real estate	633	1.2	624	1.3
Bankcard and other revolving plans	431	0.8	502	1.0
Other	134	0.2	155	0.3
Total consumer	11,204	20.5	11,766	24.2
Total net loans and leases	$54,745	100.0%	$48,709	100.0%
Loan portfolio growth during the first nine months of 2020 was primarily due to the origination of PPP loans across our geographic footprint. Excluding PPP loans, commercial and industrial loans decreased, as the stressed economic environment adversely impacted demand for these loans. This decrease was partially offset by increases in municipal loans and commercial owner-occupied loans. Term commercial real estate loans increased primarily due to the conversion of construction loans to term loans. Consumer loans decreased mainly because of increased refinancing activity away from the Bank. The growth in the loan portfolio during the first nine months of 2020 was primarily at CB&T, Amegy Bank, and Zions Bank.
Other Noninterest-Bearing Investments
During the first nine months of 2020, we decreased our short-term borrowings with the FHLB by $1 billion. This decrease also led to a $40 million decrease in FHLB activity stock. The value of our SBIC investments decreased by $23 million during the same period as a result of lower valuations and disposition of investments. Aside from these decreases, other noninterest-bearing investments remained relatively stable as illustrated in the following schedule.
OTHER NONINTEREST-BEARING INVESTMENTS

(In millions)	September 30, 2020	December 31, 2019

Bank-owned life insurance	$534	$525
Federal Home Loan Bank stock	10	50
Federal Reserve stock	97	107
Farmer Mac stock[1]	44	47
SBIC investments	131	154
Non-SBIC investment funds	11	12
Other	3	3
Total other noninterest-bearing investments	$830	$898
1 As a result of the merger of our former bank holding company into the Bank, we agreed to dispose of our Farmer Mac Class C stock to resolve questions about the permissibility of national bank investments in such shares, and initiated sales of the stock in the first quarter of 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Premises, Equipment, and Software
Net premises, equipment, and software increased $45 million, or 3.9%, during the first nine months of 2020. In 2017, we implemented the first phase of our core lending and deposit systems replacement project, which replaced our primary consumer lending systems. During the first quarter of 2019, we successfully implemented the second phase of this project by replacing our primary commercial and CRE lending systems. With this milestone reached, we now have substantially all in-scope retail, commercial and CRE loans on a new modern core platform. We are well underway with the project to convert our deposit servicing system by 2022. The total core replacement project spend amount is comprised of both capitalized amounts and amounts that are expensed as incurred. The useful life for most of the capitalized costs is 10 years. The following schedule shows the total amount of costs capitalized, less accumulated depreciation, by phase for the core replacement project.

	September 30, 2020
(In millions)	Phase 1	Phase 2	Phase 3	Total
Capitalized costs for the core replacement project
Total amount capitalized, less accumulated depreciation	$48	$76	$87	$211
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of our funding. Average total deposits for the first nine months of 2020 increased by 14%, compared with the first nine months of 2019, with average interest-bearing deposits increasing by 10% and average noninterest-bearing deposits increasing by 20%. The average interest rate paid for interest-bearing deposits was 46 bps lower during the first nine months of 2020, compared with the first nine months of 2019.
Demand, savings, and money market deposits were 95% and 92% of total deposits at September 30, 2020 and December 31, 2019, respectively. At September 30, 2020 and December 31, 2019, total deposits included $1.4 billion and $2.3 billion, respectively, of brokered deposits. See “Liquidity Risk Management” on page 37 for additional information on funding and borrowed funds.
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
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration (“SBA”), Federal Housing Authority, Veterans’ Administration, Export-Import Bank of

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
the U.S., and the U.S. Department of Agriculture. As of September 30, 2020, the principal balance of these loans was $7.4 billion, and the guaranteed portion of these loans was $7.2 billion. Most of these loans were guaranteed by the SBA. The following schedule presents the composition of government agency guaranteed loans and includes $6.8 billion of the previously-mentioned PPP loans.
GOVERNMENT GUARANTEES

(Dollar amounts in millions)	September 30, 2020	Percent guaranteed	December 31, 2019	Percent guaranteed

Commercial	$7,369	98%	$555	74%
Commercial real estate	18	78	18	78
Consumer	6	100	7	100
Total loans	$7,393	98%	$580	75%
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	September 30, 2020		December 31, 2019
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Healthcare and social assistance	$2,814	8.9%	$1,916	7.5%
Retail trade	2,799	8.9	2,606	10.3
Manufacturing	2,686	8.5	2,160	8.5
Real estate, rental and leasing	2,393	7.6	2,401	9.5
Construction	2,129	6.8	1,158	4.6
Finance and insurance	2,113	6.7	1,837	7.2
Wholesale trade	1,827	5.8	1,639	6.4
Professional, scientific, and technical services	1,808	5.7	950	3.7
Hospitality and food services	1,625	5.2	983	3.9
Transportation and warehousing	1,587	5.0	1,454	5.7
Utilities[1]	1,563	5.0	1,411	5.6
Public Administration	1,329	4.2	1,189	4.7
Mining, quarrying, and oil and gas extraction	1,314	4.2	1,429	5.6
Other Services (except Public Administration)	1,291	4.1	890	3.5
Other[2]	4,236	13.4	3,365	13.3
Total	$31,514	100.0%	$25,388	100.0%
1 Includes primarily utilities, power, and renewable energy.
2 No other industry group exceeds 3.8%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Oil and Gas-Related Exposure
Various industries represented in the previous schedule, including mining, quarrying and oil and gas extraction, manufacturing, and transportation and warehousing, contain certain loans we categorize as oil and gas-related. At September 30, 2020, we had approximately $4.3 billion of total oil and gas-related credit exposure. The distribution of oil and gas-related loans by customer market segment is shown in the following schedule:
OIL AND GAS-RELATED EXPOSURE 1

(Dollar amounts in millions)	September 30, 2020		December 31, 2019		December 31, 2014

Loans and leases	Amount	Percent	Amount	Percent	Amount	Percent
Upstream	$965	39%	$1,041	42%	$1,107	36%
Midstream	853	35	863	34	579	19
Oil and gas services	417	17	439	18	1,277	41
Downstream	210	9	158	6	110	4
Total loan and lease balances	2,445	100%	2,501	100%	3,073	100%
Unfunded lending commitments	1,884		2,171		2,700
Total oil and gas-related credit exposure	$4,329		$4,672		$5,773

1 Because many borrowers operate in multiple businesses, judgment has been applied in characterizing a borrower as oil and gas-related, including a particular segment of oil and gas-related activity, e.g., upstream or midstream; typically, 50% of revenues coming from the oil and gas sector is used as a guide.
At September 30, 2020, oil and gas-related loans represented approximately 5% of the total loan portfolio, compared with 8% at December 31, 2014, or the beginning of the last energy cycle. Due to active risk management of the portfolio, the mix of oil and gas-related loans at September 30, 2020 consists of 39% upstream, 35% midstream, 17% oil and gas-related services, and 9% downstream, compared with 36%, 19%, 41%, and 4%, respectively, at December 31, 2014.
We use disciplined underwriting practices to mitigate risk. Upstream loans are made to reserve-based borrowers where approximately 82% of those loans are collateralized by the value of the borrower’s oil and gas reserves. The following schedule presents certain credit quality measures of our oil and gas-related loan portfolio.

	September 30, 2020	December 31, 2019
Credit quality measures
Classified loan ratio	10.6%	2.2%
Nonaccrual loan ratio	3.2%	0.7%
Ratio of nonaccrual loans that are current	74.4%	66.7%
Net charge-offs, annualized[1]	3.4%	0.5%
Ratio of allowance for credit losses to oil and gas-related loans, at period end	5.4%	3.1%
1 Calculated as the ratio of annualized net charge-offs for each respective period to loan balances at each period end.
Oil and gas-related net charge-offs for the third quarter of 2020 were $21 million, compared with $3 million for the fourth quarter of 2019. For the third quarter of 2020, the classified oil and gas-related loan ratio was 10.6%, the annualized net charge-off ratio was 3.4%, and the ACL related to oil and gas-related loans was 5.4%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Real Estate Loans
Select information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	9/30/2020	$1,187	$3,190	$620	$671	$1,586	$1,436	$529	$510	$9,729	80.9%
% of loan type		12.2%	32.8%	6.4%	6.9%	16.3%	14.8%	5.4%	5.2%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2020	0.1%	0.1%	—%	—%	0.4%	—%	—%	0.2%	0.1%
	12/31/2019	0.1%	0.1%	—%	0.2%	—%	0.1%	—%	0.2%	0.1%
≥ 90 days	9/30/2020	—%	0.2%	0.3%	—%	—%	0.3%	—%	0.2%	0.1%
	12/31/2019	—%	0.1%	—%	—%	—%	—%	—%	0.2%	—%
Accruing loans past due 90 days or more	9/30/2020	$—	$—	$2	$—	$—	$—	$—	$—	$2
	12/31/2019	—	—	—	—	—	—	—	—	—
Nonaccrual loans	9/30/2020	$—	$9	$—	$—	$19	$7	$—	$2	$37
	12/31/2019	—	3	—	—	3	6	—	4	16
Residential construction and land development
Balance outstanding	9/30/2020	$52	$162	$49	$—	$191	$113	$9	$3	$579	4.8%
% of loan type		9.0%	28.0%	8.5%	—%	33.0%	19.5%	1.5%	0.5%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2020	—%	1.9%	—%	—%	—%	—%	—%	—%	0.5%
	12/31/2019	—%	1.2%	—%	—%	—%	—%	—%	—%	0.4%
≥ 90 days	9/30/2020	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
Accruing loans past due 90 days or more	9/30/2020	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2019	—	—	—	—	—	—	—	—	—
Nonaccrual loans	9/30/2020	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2019	—	—	—	—	—	—	—	—	—
Commercial construction and land development
Balance outstanding	9/30/2020	$114	$313	$59	$115	$467	$512	$96	$43	$1,719	14.3%
% of loan type		6.6%	18.2%	3.4%	6.7%	27.2%	29.8%	5.6%	2.5%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2020	—%	1.3%	—%	—%	—%	—%	—%	—%	0.2%
	12/31/2019	—%	0.4%	—%	—%	—%	0.2%	—%	—%	0.1%
≥ 90 days	9/30/2020	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
Accruing loans past due 90 days or more	9/30/2020	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2019	—	—	—	—	—	—	—	—	—
Nonaccrual loans	9/30/2020	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2019	—	—	—	—	—	—	—	—	—
Total construction and land development	9/30/2020	$166	$475	$108	$115	$658	$625	$105	$46	$2,298
Total commercial real estate	9/30/2020	$1,353	$3,665	$728	$786	$2,244	$2,061	$634	$556	$12,027	100.0%
1 No other geography exceeds $92 million for all three loan types.
2 Delinquency rates include nonaccrual loans.
At September 30, 2020, our CRE construction and land development and term loan portfolios represent approximately 22% of the total loan portfolio. The majority of our CRE loans are secured by real estate located within our geographical footprint. Approximately 24% of the CRE loan portfolio matures in the next 12 months.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Construction and land development loans generally mature in 18 to 36 months and contain full or partial recourse guarantee structures with one to five-year extension options or roll-to-perm options that often result in term debt. Term CRE loans generally mature within a three to seven-year period and consist of full, partial, and non-recourse guarantee structures. Typical term CRE loan structures include annually-tested operating covenants that require loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value tests.
Approximately $119 million, or 5%, of the construction and land development portfolio at September 30, 2020 consists of land acquisition and development loans. Most of these land acquisition and development loans are secured by specific retail, apartment, office, or other projects. For a more comprehensive discussion of CRE loans, see the “Commercial Real Estate Loans” section in our 2019 Annual Report on Form 10-K.
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
We are also engaged in Home Equity Credit Line (“HECL”) lending. At September 30, 2020 and December 31, 2019, our HECL portfolio totaled $2.8 billion and $2.9 billion, respectively. The following schedule describes the composition of our HECL portfolio by lien status.
HECL PORTFOLIO BY LIEN STATUS

(In millions)	September 30, 2020	December 31, 2019

Secured by first deeds of trust	$1,365	$1,392
Secured by second (or junior) liens	1,432	1,525
Total	$2,797	$2,917
At September 30, 2020, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.
Approximately 90% of our HECL portfolio is still in the draw period, and approximately 18% of those loans are scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The annualized ratio of net charge-offs to average balances for the first nine months of 2020 and 2019 for the HECL portfolio was (0.01)% and (0.02)%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned (“OREO”) increased to 0.68% at September 30, 2020, compared with 0.51% at December 31, 2019.
Total nonaccrual loans at September 30, 2020 increased $123 million from December 31, 2019, primarily in the commercial and industrial loan portfolio.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	September 30, 2020	December 31, 2019

Nonaccrual loans [1]	$366	$243
Other real estate owned	6	8
Total nonperforming assets	$372	$251
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	0.68%	0.51%
Accruing loans past due 90 days or more	$9	$10
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.02%	0.02%
Nonaccrual loans and accruing loans past due 90 days or more	$375	$253
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases[1]	0.68%	0.52%
Accruing loans past due 30-89 days	$58	$75
Nonaccrual loans[1] current as to principal and interest payments	56.3%	53.1%
1 Includes loans held for sale.
Restructured Loans
Troubled debt restructurings (“TDRs”) are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for whom we have granted a concession that we would not otherwise consider. TDRs increased $128 million, or 84%, during the first nine months of 2020. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.
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
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	September 30, 2020	December 31, 2019

Restructured loans – accruing	$197	$78
Restructured loans – nonaccruing	84	75
Total	$281	$153
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019

Balance at beginning of period	$285	$176	$153	$202
New identified TDRs and principal increases	50	27	222	47
Payments and payoffs	(13)	(21)	(35)	(60)
Charge-offs	(33)	—	(48)	(5)
No longer reported as TDRs	—	—	(2)	—
Sales and other	(8)	—	(9)	(2)
Balance at end of period	$281	$182	$281	$182
COVID-19 Modifications and Deferrals
As described previously, we developed various debt relief programs for our borrowers that have been adversely impacted by the COVID-19 pandemic. These programs primarily began in the second quarter of 2020 and generally consisted of short-term, or 90-day, principal and interest loan payment deferrals. Consistent with accounting and regulatory guidance, loan modifications provided to borrowers experiencing financial difficulties exclusively related to the COVID-19 pandemic, in which we provided these short-term modifications or payment deferrals, are not classified as TDRs. Other loan modifications above and beyond these short-term modifications or payment deferrals were assessed for TDR classification.
During the first nine months of 2020, we provided payment deferrals or other payment modifications related to COVID-19 hardships, representing about $4.3 billion of total loan balances. Of this amount, $3.6 billion, or 84%, had payments deferred, and the remaining $0.7 billion, or 16%, had their regularly scheduled payments otherwise modified. At September 30, 2020, less than $300 million, or 0.6%, of total non-PPP loan balances were actively in deferral, including re-deferrals. Of the $4.0 billion of total loan balances at September 30, 2020 that, at one point, had their payments deferred or otherwise modified, approximately $40 million, or 1.0%, were 30 days or more past due.
Allowance for Credit Losses
In analyzing the adequacy of the ALLL, we utilize a comprehensive loan grading system to determine the risk potential in the portfolio and also consider the results of independent internal credit reviews. To determine the adequacy of the allowance, our loan and lease portfolio is broken into segments based on loan type.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule shows the changes in the allowance for loan losses and a summary of loan loss experience:
SUMMARY OF LOAN LOSS EXPERIENCE

(Dollar amounts in millions)	Nine Months Ended September 30, 2020	Twelve Months Ended December 31, 2019	Nine Months Ended September 30, 2019

Loans and leases outstanding (net of unearned income)	$54,745	$48,709	$48,835
Average loans and leases outstanding (net of unearned income)	$52,694	$48,265	$48,114
Allowance for loan losses:
Balance at beginning of period[1]	$497	$495	$495
Provision for loan losses	446	37	30
Charge-offs:
Commercial	95	57	33
Commercial real estate	1	4	1
Consumer	11	17	12
Total	107	78	46
Recoveries:
Commercial	11	25	19
Commercial real estate	—	6	4
Consumer	6	10	8
Total	17	41	31
Net loan and lease charge-offs (recoveries)	90	37	15
Balance at end of period	$853	$495	$510
Ratio of annualized net charge-offs to average loans and leases	0.23%	0.08%	0.04%
Ratio of allowance for loan losses to net loans[2] and leases, at period end	1.56%	1.02%	1.04%
Ratio of allowance for loan losses to nonaccrual loans[2], at period end	242%	204%	219%
Ratio of allowance for loan losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	236%	196%	213%
1 Beginning balances at January 1, 2020 for the allowance for loan losses do not agree to their respective ending balances at December 31, 2019 because of the adoption of the CECL accounting standard.
2 Does not include loans held for sale.
The total ALLL increased during the first nine months of 2020 by $358 million, primarily as a result of experienced and expected economic stress caused by the COVID-19 pandemic and stress in the oil and gas-related sector.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. At September 30, 2020, the reserve was $64 million, an increase of $5 million and $2 million from December 31, 2019, and September 30, 2019, respectively.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Our Board of Directors is responsible for approving the overall policies relating to the management of our financial risk, including interest rate and market risk management. The Board has established the Asset/Liability Committee (“ALCO”) consisting of members of management, to which it has delegated the responsibility of managing our interest rate and market risk. ALCO establishes and periodically revises policy limits and reviews with the ROC the limits and limit exceptions reported by management.
Interest Rate Risk
Interest rate risk is one of the most significant risks to which we are regularly exposed. In general, our goal in managing interest rate risk is to manage balance sheet sensitivity to reduce net income volatility due to changes in interest rates.
Over the course of the last several years, we have actively reduced the level of asset sensitivity through the purchase of short-to-medium duration agency pass-through securities and funding these purchases by reducing money market investments and increasing short-term borrowings. This repositioning of the investment portfolio has increased current net interest income while dampening the impact of lower rates on net interest income contraction. We anticipate moderately lower net interest income in the current rate environment as the rates earned on our assets continue to decline. Due to our concentration in noninterest-bearing deposits as well as the low interest rates paid on our interest-bearing deposits, there is little room to reduce deposit costs.
At December 31, 2019, we had $1.5 billion of fixed-to-floating interest rate swaps hedging long-term debt (effectively converting the fixed-rate debt into floating-rate debt). In late March 2020, we terminated $1.0 billion of swaps (i.e. two $500 million swaps with maturities in August 2021 and February 2022) with a combined fair value of $36 million that adjusted the carrying value of the debt by the same amount. The basis adjustment will be amortized as an adjustment to interest expense through the maturity of the debt, thereby reducing the effective interest rate. For more information on derivatives designated as qualifying hedges, see Note 7 – Derivative Instruments and Hedging Activities.
The following schedule presents all derivatives utilized in our asset-liability management ("ALM") activities that are designated in qualifying hedging relationships as defined by GAAP as of September 30, 2020 and December 31, 2019. The schedule includes the notional amount, fair value, and the weighted-average receive-fixed rate for each category of interest rate derivatives. The schedule for the current quarter has cash flow hedges shown by maturity for the next five years. Fair value hedges are shown by maturity every five to ten years, while the previous year's schedule has all categories shown by maturity for the next five years.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	September 30, 2020
		Contractual Maturity
(Dollar amounts in millions)	Total	2020	2021	2022	2023	2024	Thereafter	Maturities-to-date 2020
Cash flow hedges
Receive-fixed interest rate swaps
Net fair value[1]	$115	$—	$1	$67	$16	$31	$—	$—
Total notional amount	3,200	50	50	2,400	300	400	—	388
Weighted-average fixed-rate	2.11%	1.26%	1.81%	2.06%	2.35%	2.35%	—%	1.59%

Fair value hedges		2025	2030	2035	2040	2050	Thereafter
Fair value debt hedges[3]
Net fair value[1]	$45	$—	$45	$—	$—	$—	$—	$—
Total notional amount	500	—	500	—	—	—	—	—
Weighted-average fixed-rate	1.70%	—%	1.70%	—%	—%	—%	—%	—%

Fair value asset hedges[2,3]
Net fair value[1]	$4	$—	$—	$1	$—	$3	$—	$—
Total notional amount	316	—	—	161	—	155	—	—
Weighted-average fixed-rate	1.41%	—%	—%	1.76%	—%	1.04%	—%	—%

Total ALM fair value hedges
Net fair value[1]	$49	$—	$45	$1	$—	$3	$—	$—
Total notional amount	816	—	500	161	—	155	—	—

	December 31, 2019
		Contractual Maturity
(Dollar amounts in millions)	Total	2020	2021	2022	2023	2024	Thereafter	Matured in 2019
Cash flow hedges
Receive-fixed interest rate swaps
Net fair value[1]	$48	$—	$—	$27	$8	$13	$—	$—
Total notional amount	3,588	438	50	2,400	300	400	—	200
Weighted-average fixed-rate	2.05%	1.56%	1.81%	2.06%	2.35%	2.35%	—%	1.62%

Fair value hedges
Receive-fixed interest rate swaps
Net fair value[1]	$9	$—	$10	$9	$—	$—	$(10)	$—
Total notional amount	1,500	—	500	500	—	—	500	—
Weighted-average fixed-rate	2.39%	—%	2.99%	2.46%	—%	—%	1.70%	—%

Total ALM interest rate derivatives
Net fair value[1]	$57	$—	$10	$36	$8	$13	$(10)	$—
Total notional amount	5,088	438	550	2,900	300	400	500	200
1Fair values shown in the schedule above are presented net and exclude the effects of collateral settlements for centrally cleared derivatives.
2Fair value asset hedges consist of pay-fixed swaps hedging AFS fixed-rate securities executed during the third quarter of 2020.
3Fair value hedges of both our fixed rate debt and AFS securities are longer dated than traditional cash flow hedges. Consequently, the maturity schedule above aggregates trades maturing in each column to include all trades maturing after the end of year of the previous column and prior to or during the year of the column the amounts are contained within.

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
EaR is an estimate of the change in total net interest income that would be recognized under different interest rate environments over a one-year period. This simulated impact to net interest income due to a change in rates uses as its base a modeled net interest income that is not necessarily the same as the most recent quarter's or year's reported net interest income. Rather, EaR employs estimated net interest income under an unchanged interest rate scenario as the basis for comparison. The EaR process then simulates changes to the base net interest income under several interest rate scenarios, including parallel and nonparallel interest rate shifts across the yield curve, taking into account deposit repricing assumptions and estimates of the possible exercise of embedded options within the portfolio (e.g., a borrower’s ability to refinance a loan under a lower-rate environment). The EaR model does not contemplate changes in fee income that are amortized into interest income (e.g. premiums, discounts, origination points and costs, etc.). Our policy contains a trigger for a 10% decline in rate-sensitive income as well as a risk capacity of a 13% decline if rates were to immediately rise or fall in parallel by 200 bps. As of December 31, 2018 the EaR declined by 12% for a 200 bps decline in rates. This trigger violation informed our decision to move to a less asset-sensitive position throughout 2019 and into 2020. As of September 30, 2020 the EaR declined by 1% for a 200 bps decline in rates.
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
The previously mentioned migration and correlation assumptions result in deposit durations presented in the following schedule.
DEPOSIT ASSUMPTIONS

	September 30, 2020
Product	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	4.9%	3.0%
Money market	3.7%	1.5%
Savings and interest-on-checking	3.1%	2.4%
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows EaR, or percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	September 30, 2020
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(1.4)%	—%	8.5%	16.2%	23.6%
1 Assumes rates cannot go below zero in the negative rate shift.
For non-maturity interest-bearing deposits, the weighted average modeled beta is 23%. If the weighted average deposit beta were to increase 6%, the EaR in the +100 bps rate shock would change from 8.5% to 7.7%.
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
The EaR analysis focuses on parallel rate shocks across the term structure of rates. The yield curve typically does not move in a parallel manner. If we consider a flattening rate shock where the short-term rate moves +200 bps but the ten-year rate only moves +30 bps, the increase in EaR is 18% less over 24 months compared with the parallel +200 bps rate shock.
CHANGES IN ECONOMIC VALUE OF EQUITY
As of the dates indicated, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps. For non-maturity interest-bearing deposits, the weighted average modeled beta is 23%. If the weighted average deposit beta were to increase 6% it would change the EVE in the +100 bps rate shock from 15.5% to 14.4%. In the -100 bps rate shock the EVE would increase due to the fact that we cap the value of our indeterminate deposits at their par value, or equivalently we assume no premium would be required to dispose of these liabilities given that depositors could be repaid at par. Since our assets increase in value as rates fall and the majority of our liabilities are indeterminate deposits, EVE increases disproportionately.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	September 30, 2020
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Economic Value of Equity	13.1%	—%	15.5%	18.1%	18.9%
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
Our focus on business banking also plays a significant role in determining the nature of our asset-liability management posture. At September 30, 2020, $21 billion of our commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans, approximately 97% are tied to either the prime rate or LIBOR. For these variable-rate loans, we have executed $3.2 billion of cash flow hedges by receiving fixed rates on interest rate swaps or through purchased interest rate floors. Additionally, asset sensitivity is reduced due to $4 billion of variable-rate loans being priced at floored rates at September 30, 2020, which were above the “index plus spread” rate by an average of 69 bps. At September 30, 2020, we also had $3 billion of variable-rate consumer loans scheduled to reprice in the next three months. Of these variable-rate consumer loans, approximately $1 billion were priced at floored rates, which were above the “index plus spread” rate by an average of 36 bps.
See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
LIBOR Exposure
In July 2017, the Financial Conduct Authority, the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. We have a significant number of assets and liabilities that reference LIBOR such as commercial loans, commercial real estate term loans, adjustable-rate mortgage loans, unfunded loan commitments, derivatives, and debt securities. As of September 30, 2020, we had more than $38 billion of assets, consisting mostly of commercial loans, that reference LIBOR. The amount of borrowed funds that reference LIBOR as of September 30, 2020 was less than $1 billion. These amounts exclude derivative assets and liabilities on our consolidated balance sheet. As of September 30, 2020, the notional amount of our LIBOR-referenced interest rate derivative contracts was more than $15 billion, of which more than $9 billion related to contracts with central counterparty clearinghouses. Each of the LIBOR-referenced amounts discussed above will vary in future periods as current contracts expire with potential replacement contracts using either LIBOR or an alternative reference rate. We, and other industry participants, continue to review alternative reference rates that could be utilized as a replacement for LIBOR.
We manage interest rate and market risk centrally and are actively working to address any impacted contracts, but realize that amending certain contracts indexed to LIBOR may require consent from the counterparties, which could be difficult and costly to obtain in certain limited circumstances. For more information on the transition from LIBOR see Risk Factors in our 2019 Form 10-K.
Market Risk – Fixed Income
We engage in the underwriting and trading of municipal securities. This trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed-income securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At September 30, 2020, we had a relatively small amount, $198 million, of trading assets and $71 million of securities sold, not yet purchased, compared with $182 million and $66 million, respectively, at December 31, 2019.
We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (“AOCI”) for each financial reporting period. During the third quarter of 2020, the after-tax change in AOCI attributable to AFS securities decreased by $13 million, due largely to changes in the interest rate environment, compared with a $19 million increase in the same prior year period.
Market Risk – Equity Investments
Through our equity investment activities, we own equity securities that are publicly-traded. In addition, we own equity securities in companies and governmental entities, e.g., the Federal Reserve Bank and an FHLB, that are not publicly-traded. The accounting for equity investments may use the cost, fair value, equity, or full consolidation methods of accounting, depending on our ownership position and degree of involvement in influencing the investees’ affairs. Regardless of the accounting method, the value of our investment is subject to fluctuation. Because the fair value of these securities may fall below our investment costs, we are exposed to the possibility of loss. Equity investments in private and public companies are approved, monitored and evaluated by our Equity Investment Committee consisting of members of management.
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various small business investment company ("SBIC") venture capital funds. Our equity exposure to these investments was $131 million and $154 million at September 30, 2020 and December 31, 2019, respectively. On occasion, some of the companies within our SBIC investments may issue an initial public offering. In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce additional market risk.
Liquidity Risk Management
Liquidity refers to our capacity to meet our cash and collateral obligations and to manage both expected and unexpected cash flows without adversely impacting our operations or financial strength. Sources of liquidity include both traditional forms of funding, such as deposits, borrowings, and equity and unencumbered assets, such as marketable loans and securities.
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
We continue to perform liquidity stress tests and assess our portfolio of highly liquid assets (sufficient to cover 30-day funding needs under the stress scenarios). At September 30, 2020, our investment securities portfolio of $15.5 billion and cash and money market investments of $4.2 billion collectively comprised 25% of total assets.
Our consolidated cash, interest-bearing deposits held as investments, and security resell agreements were $4.2 billion at September 30, 2020, compared with $1.8 billion at December 31, 2019, and $2.3 billion at September 30, 2019. During the first nine months of 2020, the primary sources of cash were from an increase in deposits and net cash provided by operating activities. Uses of cash during the same period were primarily from (1) loan originations and purchases (2) a decrease in short-term borrowings, (3) an increase in investment securities, (3) repayment of long-term debt, (4) dividends on common and preferred stock, and (5) repurchases of our common stock.
Total deposits were $67.1 billion at September 30, 2020, compared with $57.1 billion at December 31, 2019 and $56.1 billion at September 30, 2019. The increase for the first nine months of 2020 was a result of a $7.8 billion and $3.5 billion increase in noninterest-bearing demand deposits and savings and money market deposits, respectively, partially offset by a $1.3 billion decrease in time deposits. The funding of PPP loan proceeds into customer deposit accounts contributed meaningfully to overall deposit growth. Our core deposits, consisting of noninterest-bearing

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
demand deposits, savings and money market deposits, and time deposits under $250,000, were $64.8 billion at September 30, 2020, compared with $53.9 billion at December 31, 2019 and $52.8 billion at September 30, 2019.
At September 30, 2020, maturities of our long-term senior and subordinated debt ranged from August 2021 to October 2029.
Our cash payments for interest, reflected in operating expenses, decreased to $164 million during the first nine months of 2020 from $315 million during the first nine months of 2019. This decrease is primarily due to lower interest rates paid on deposits and borrowed funds and lower borrowed funds. Additionally, we paid approximately $195 million of dividends on preferred stock and common stock for the first nine months of 2020, compared with $196 million for the first nine months of 2019. Dividends paid per common share were $0.34 in the third quarter of 2019 and have remained at $0.34 during 2020. In October 2020, the Board approved a quarterly common dividend of $0.34 per share.
General financial market and economic conditions impact our access to and cost of external financing. Access to funding markets is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with the borrowings, but can also influence the sources of the borrowings. All of the credit rating agencies rate our debt at an investment-grade level. Although our credit ratings did not change during the first nine months of 2020, Fitch and S&P revised their outlook to Negative from Stable due to disruption in economic activity and financial markets from the COVID-19 pandemic and our oil and gas exposure. Our credit ratings and outlooks are presented in the following schedule.

CREDIT RATINGS
as of October 31, 2020:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

Kroll	Stable	A-	BBB+	K2
S&P	Negative	BBB+	BBB	NR
Fitch	Negative	BBB+	BBB	F1
Moody's	Stable	Baa2	NR	NR
The FHLB system and Federal Reserve Banks have been and are a source of back-up liquidity and a significant source of funding. Zions Bancorporation, N.A. is a member of the FHLB of Des Moines. The FHLB allows member banks to borrow against their eligible loans and securities to satisfy liquidity and funding requirements. We are required to invest in FHLB and Federal Reserve stock to maintain our borrowing capacity.
The amount available for additional FHLB and Federal Reserve borrowings was approximately $17.6 billion at September 30, 2020, compared with $15.3 billion at December 31, 2019 and $14.5 billion at September 30, 2019. Loans with a carrying value of approximately $26.3 billion at September 30, 2020 have been pledged at the FHLB of Des Moines and the Federal Reserve as collateral for current and potential borrowings, compared with $21.5 billion at December 31, 2019. At September 30, 2020, we had no FHLB or Federal Reserve borrowings outstanding, compared with $1.0 billion of short-term FHLB borrowings and no long-term FHLB or Federal Reserve borrowings outstanding at December 31, 2019. At September 30, 2020, our total investment in FHLB and Federal Reserve stock was $10 million and $97 million, respectively, compared with $50 million and $107 million at December 31, 2019.
During the second quarter of 2020, the Federal Reserve established the Payroll Protection Program Liquidity Facility (“PPPLF”). Under the PPPLF, we can obtain term financing for PPP loans by pledging them to the FRB before December 31, 2020. We also have the ability to increase our borrowing capacity at the FHLB of Des Moines by pledging the PPP loans. The ability to pledge PPP loans to the FHLB of Des Moines does not have a defined expiry and funding terms may vary.
Our AFS investment securities are primarily held as a source of contingent liquidity. We target securities that can be easily turned into cash through sale or repurchase agreements and whose value remains relatively stable during

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
market disruptions. We regularly manage our short-term funding needs through secured borrowing with the securities pledged as collateral. Interest rate risk management is another consideration for selection of investment securities. Our AFS securities balances increased by $937 million during the first nine months of 2020.
Our loan to total deposit ratio was 82% at September 30, 2020, compared with 85% at December 31, 2019, indicating a higher deposit growth pattern compared with the loan growth pattern for the first nine months of 2020. If our operating, investing and deposit activity do not provide the loan funding required, we may rely on more expensive wholesale funding for a portion of our loan growth. Our use of borrowed funds (both short- and long-term) decreased by $1.2 billion during the first nine months of 2020 as our deposit growth funded average loan growth over the period. Due to the increase in average deposits of $3.5 billion during the third quarter of 2020 and with average loans only increasing $725 million, the surplus cash went to paying down borrowings and increasing short-term investments, which increased $1.5 billion from the second quarter of 2020.
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
To manage and minimize our operational risk, we have in place transactional documentation requirements; systems and procedures to monitor transactions and positions; systems and procedures to detect and mitigate attempts to commit fraud, penetrate our systems or telecommunications, access customer data, and/or deny normal access to those systems to our legitimate customers; regulatory compliance reviews; and periodic reviews by our Compliance Risk Management, Internal Audit and Credit Examination departments.
The number and sophistication of attempts to disrupt or penetrate our systems, sometimes referred to as hacking, cyber fraud, cyberattacks, or other similar names continues to grow. To combat the ever increasing sophistication of cyberattacks, we have upgraded key detection software and expanded the number of staff and expertise to monitor and manage cyberattacks. In addition, we have elevated our oversight and internal reporting to the Board and respective committees. We have also implemented an advisory group made up of cyber industry and academic experts, and from time-to-time, we may hire consultants to assist us in better managing this critical risk.
While we have significant internal resources, policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, we have experienced security breaches due to cyberattacks in the past and there can be no assurance that any such failure, interruption or security breach will not occur in the future, or, if they do occur, that they will be adequately addressed. It is impossible to determine the potential effects of these events with any certainty but any such breach could result in material adverse consequences for us and our customers.
For a more comprehensive discussion of operational/technology and cyber risk management see our 2019 Annual Report on Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CAPITAL MANAGEMENT
Overview
We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence. We have a fundamental financial objective to consistently improve risk-adjusted returns on our shareholders’ capital. We entered the economic downturn resulting from the COVID-19 pandemic with a strong capital position.
Our primary regulator is the OCC. We continue to be subject to examinations by the CFPB with respect to consumer financial regulations. Under the National Bank Act and OCC regulations, certain capital transactions may be subject to the approval of the OCC.
We continue to utilize stress testing as the primary mechanism to inform our decisions on the appropriate level of capital and capital actions, based upon actual and hypothetically-stressed economic conditions. The results of our internal stress tests are publicly available on our website. The timing and amount of capital actions are subject to various factors, including our financial performance, business needs, prevailing and anticipated economic conditions, stress testing, and OCC approval.
Capital Management Actions
Weighted average diluted shares outstanding decreased by 0.6 million and 9.2 million from the second and first quarters of 2020 to the third quarter of 2020, respectively. The decrease from the first quarter of 2020 was primarily due to a lower average Bank common share price and the expiration of common stock warrants. On May 22, 2020, 29.2 million common stock warrants (NASDAQ: ZIONW) expired, with an exercise price of $33.31. Each common stock warrant was convertible into 1.10 shares.
Total shareholders’ equity has increased moderately and was $7.7 billion at September 30, 2020, compared with $7.4 billion at December 31, 2019 and $7.5 billion at September 30, 2019. The increase during the first nine months of 2020 was primarily due to net income of $255 million and a $229 million after-tax increase in unrealized gains on AFS securities, which was due largely to changes in the interest rate environment. The increase was partially offset by $195 million of common and preferred stock dividends paid and $75 million of repurchases of Bank common stock from publicly announced plans. Common stock and additional paid-in capital decreased $55 million, or 2%, during the first nine months of 2020 primarily due to common stock repurchases.
During the first quarter of 2020, we repurchased 1.7 million shares of common stock, or 1% of common stock outstanding as of December 31, 2019, for $75 million at an average price of $45.02 per share. Beginning in the second quarter of 2020, we suspended share repurchase activity until visibility on earnings is improved. We expect to maintain the appropriate amount of capital to cover inherent risk. The timing and amount of additional common share repurchases will be subject to various factors, including our financial performance, business needs, prevailing economic conditions, stress testing, and OCC approval. The magnitude, timing and form of capital return will be determined by the Board. Shares may be repurchased occasionally in the open market, through privately negotiated transactions, utilizing Rule 10b5-1 plans or otherwise.
We paid common dividends of $169 million during the first nine months of 2020, compared with $170 million during the first nine months of 2019. In October 2020 the Board of Directors declared a quarterly dividend of $0.34 per common share payable on November 19, 2020 to shareholders of record on November 12, 2020. We also paid dividends on preferred stock of $26 million for both the first nine months of 2020 and 2019. See Note 9 for additional detail about capital management transactions during the first nine months of 2020.
Basel III Capital Requirements
We are subject to Basel III capital requirements to maintain adequate levels of capital as measured by several regulatory capital ratios. We met all capital adequacy requirements under the Basel III Capital Rules as of September 30, 2020. The following schedule presents our capital and performance ratios as of September 30, 2020, December 31, 2019 and September 30, 2019.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. On March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that implement CECL before the end of 2020 the option to reduce for two years a portion of CECL’s adverse effect on regulatory capital. This is in addition to the three-year transition period already in place, resulting in an optional five-year transition. We adopted the provisions of this guidance beginning with the first quarter 2020 financial statements. As a result, we will delay recognizing the full amount of the September 30, 2020 impact of the ACL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of the ACL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. At September 30, 2020, the application of these provisions improved our CET1, Tier 1 risk-based and Total risk-based capital ratios by 14 bps each, and improved our Tier 1 leverage capital ratio by 9 bps.
CAPITAL RATIOS

	September 30, 2020	December 31, 2019	September 30, 2019

Tangible common equity ratio[1]	7.9%	8.5%	8.5%
Tangible equity ratio[1]	8.6	9.3	9.4
Average equity to average assets (three months ended)	9.8	10.7	10.8
Basel III risk-based capital ratios:
Common equity tier 1 capital	10.4	10.2	10.4
Tier 1 leverage	8.3	9.2	9.3
Tier 1 risk-based	11.4	11.2	11.4
Total risk-based	13.7	13.2	12.6
Return on average common equity (three months ended)	9.4	10.1	12.1
Return on average tangible common equity (three months ended)[1]	11.0	11.8	14.2
1 See “GAAP to Non-GAAP Reconciliations” on page 6 for more information regarding these ratios.
At September 30, 2020, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.4 billion and $7.7 billion, respectively, compared with $6.3 billion and $7.4 billion, respectively, at December 31, 2019. A more detailed discussion of capital management and Basel III requirements, including implications for the Bank, is contained in “Capital Standards – Basel Framework” under Part 1, Item 1, “Capital Management," and Note 15 of the Notes to Consolidated Financial Statements in our 2019 Annual Report on Form 10-K.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
As a result of this accounting standard, our ACL has become more volatile and we expect this to continue primarily because, under the new methodology, the allowance is subject to economic forecasts that may change materially from period to period. Although we believe that our methodology for determining an appropriate level for the allowance adequately addresses the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses.
We estimate CECL over the contractual remaining life of each loan, which considers historical credit loss experience, current conditions, and reasonable and supportable forecasts about the future. We use the following two types of credit loss estimation models:
•Econometric loss models, which rely on statistical analyses of our historical loss experience, are dependent upon economic factors and other loan-level characteristics. Statistically relevant economic factors vary depending upon the type of loan, but include variables such as unemployment, real estate price indices, energy prices, GDP, etc.
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

ITEM 1.    FINANCIAL STATEMENTS (Unaudited)
ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and due from banks	$576	$705
Money market investments:
Interest-bearing deposits	856	743
Federal funds sold and security resell agreements	2,804	484
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $596 and $597)	592	592
Available-for-sale, at fair value	14,662	13,725
Trading account, at fair value	198	182
Total securities	15,452	14,499
Loans held for sale	89	129
Loans and leases, net of unearned income and fees	54,745	48,709
Less allowance for loan losses	853	495
Loans held for investment, net of allowance	53,892	48,214
Other noninterest-bearing investments	830	898
Premises, equipment and software, net	1,187	1,142
Goodwill and intangibles	1,016	1,014
Other real estate owned	6	8
Other assets	1,649	1,336
Total Assets	$78,357	$69,172
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$31,338	$23,576
Interest-bearing:
Savings and money market	32,305	28,790
Time	3,451	4,719
Total deposits	67,094	57,085
Federal funds purchased and other short-term borrowings	1,252	2,053
Long-term debt	1,347	1,723
Reserve for unfunded lending commitments	64	59
Other liabilities	932	899
Total liabilities	70,689	61,819
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	566	566
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 164,009 and 165,057 shares) and additional paid-in capital	2,680	2,735
Retained earnings	4,090	4,009
Accumulated other comprehensive income (loss)	332	43
Total shareholders’ equity	7,668	7,353
Total liabilities and shareholders’ equity	$78,357	$69,172
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(In millions, except shares and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Interest and fees on loans	$505	$581	$1,551	$1,731
Interest on money market investments	2	8	11	26
Interest on securities	74	88	235	279
Total interest income	581	677	1,797	2,036
Interest expense:
Interest on deposits	18	69	92	192
Interest on short- and long-term borrowings	8	41	40	131
Total interest expense	26	110	132	323
Net interest income	555	567	1,665	1,713
Provision for credit losses:
Provision for loan losses	45	8	446	30
Provision for unfunded lending commitments	10	2	35	5
Total provision for credit losses	55	10	481	35
Net interest income after provision for credit losses	500	557	1,184	1,678
Noninterest income:
Commercial account fees	32	31	93	90
Card fees	21	24	61	70
Retail and business banking fees	17	20	50	58
Loan-related fees and income	32	21	84	55
Capital markets and foreign exchange fees	16	23	58	59
Wealth management and trust fees	14	16	46	45
Other customer-related fees	7	5	19	15
Customer-related fees	139	140	411	392
Fair value and nonhedge derivative gain (loss)	8	(6)	(15)	(15)
Dividends and other investment income	6	10	17	33
Securities gains (losses), net	4	2	(5)	—
Total noninterest income	157	146	408	410
Noninterest expense:
Salaries and employee benefits	269	273	810	835
Occupancy, net	33	34	97	99
Furniture, equipment and software, net	32	34	97	101
Other real estate expense, net	—	(2)	—	(3)
Credit-related expense	6	2	16	16
Professional and legal services	12	10	34	33
Advertising	7	6	13	17
FDIC premiums	7	7	18	19
Other	76	51	194	153
Total noninterest expense	442	415	1,279	1,270
Income before income taxes	215	288	313	818
Income taxes	40	66	58	185
Net income	175	222	255	633
Preferred stock dividends	(8)	(8)	(25)	(25)
Net earnings applicable to common shareholders	$167	$214	$230	$608
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	163,608	173,160	163,764	178,985
Diluted shares (in thousands)	163,779	181,870	166,029	188,895
Net earnings per common share:
Basic	$1.01	$1.23	$1.40	$3.38
Diluted	1.01	1.17	1.38	3.20
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019

Net income for the period	$175	$222	$255	$633
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	(13)	19	229	257
Net unrealized gains (losses) on other noninterest-bearing investments	2	(3)	(4)	(6)
Net unrealized holding gains (losses) on derivative instruments	(1)	6	75	45
Reclassification adjustment for (increase) decrease in interest income recognized in earnings on derivative instruments	(11)	1	(24)	3
Reclassification to earnings for termination of pension plan	—	—	13	—
Other comprehensive income (loss)	(23)	23	289	299
Comprehensive income	$152	$245	$544	$932
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at June 30, 2020	$566	163,978	$—	$2,675	$3,979	$355	$7,575
Net income for the period					175		175
Other comprehensive loss, net of tax						(23)	(23)
Net activity under employee plans and related tax benefits		31		5			5
Dividends on preferred stock					(9)		(9)
Dividends on common stock, $0.34 per share					(56)		(56)
Change in deferred compensation					1		1
Balance at September 30, 2020	$566	164,009	$—	$2,680	$4,090	$332	$7,668

Balance at June 30, 2019	$566	176,935	$—	$3,271	$3,737	$25	$7,599
Net income for the period					222		222
Other comprehensive income, net of tax						24	24
Bank common stock repurchased		(6,638)		(275)			(275)
Net activity under employee plans and related tax benefits		76		6			6
Dividends on preferred stock					(8)		(8)
Dividends on common stock, $0.34 per share					(60)		(60)
Change in deferred compensation					1		1
Balance at September 30, 2019	$566	170,373	$—	$3,002	$3,892	$49	$7,509

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2019	$566	165,057	$—	$2,735	$4,009	$43	$7,353
Net income for the period					255		255
Other comprehensive income, net of tax						289	289
Cumulative effect adjustment, adoption of ASU 2016-13, Credit Losses: Measurement of Credit Losses on Financial Instruments					20		20
Bank common stock repurchased		(1,680)		(75)			(75)
Net shares issued from stock warrant exercises		1
Net activity under employee plans and related tax benefits		631		20			20
Dividends on preferred stock					(25)		(25)
Dividends on common stock, $1.02 per share					(169)		(169)
Balance at September 30, 2020	$566	164,009	$—	$2,680	$4,090	$332	$7,668

Balance at December 31, 2018	$566	187,554	$—	$3,806	$3,456	$(250)	$7,578
Net income for the period					633		633
Other comprehensive income, net of tax						299	299
Cumulative effect adjustment, adoption of ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities					(3)		(3)
Bank common stock repurchased		(18,001)		(826)			(826)
Net shares issued from stock warrant exercises		8
Net activity under employee plans and related tax benefits		812		22			22
Dividends on preferred stock					(25)		(25)
Dividends on common stock, $0.94 per share					(169)		(169)
Balance at September 30, 2019	$566	170,373	$—	$3,002	$3,892	$49	$7,509

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$255	$633
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	481	35
Depreciation and amortization	75	143
Share-based compensation	22	23
Deferred income tax benefit	(97)	(2)
Net increase in trading securities	(16)	(174)
Net increase in loans held for sale	(2)	(77)
Change in other liabilities	31	(66)
Change in other assets	(185)	(146)
Other, net	(16)	(23)
Net cash provided by operating activities	548	346
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	(2,433)	426
Proceeds from maturities and paydowns of investment securities held-to-maturity	250	311
Purchases of investment securities held-to-maturity	(250)	(195)
Proceeds from sales, maturities and paydowns of investment securities available-for-sale	3,198	2,222
Purchases of investment securities available-for-sale	(3,907)	(1,271)
Net change in loans and leases	(6,004)	(2,085)
Purchases and sales of other noninterest-bearing investments	56	83
Purchases of premises and equipment	(123)	(94)
Other, net	32	—
Net cash used in investing activities	(9,181)	(603)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	10,008	2,039
Net change in short-term funds borrowed	(801)	(1,074)
Proceeds from the issuance of long-term debt	—	497
Redemption of long-term debt	(429)	—
Proceeds from the issuance of common stock	5	8
Dividends paid on common and preferred stock	(195)	(196)
Bank common stock repurchased	(76)	(826)
Other, net	(8)	(9)
Net cash provided by financing activities	8,504	439
Net increase (decrease) in cash and due from banks	(129)	182
Cash and due from banks at beginning of period	705	614
Cash and due from banks at end of period	$576	$796
Cash paid for interest	$164	$315
Net cash paid for income taxes	148	179
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	2	7
Loans held for investment reclassified to loans held for sale, net	(21)	63
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2020
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
Operating results for the nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 2019 is from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank’s 2019 Annual Report on Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity. Additionally, effective October 1, 2019, we made certain financial reporting changes and reclassifications to noninterest income in our Consolidated Statements of Income. These changes and reclassifications were adopted on a retrospective basis. The changes and reclassifications reflect changes only to noninterest income in the Consolidated Statements of Income and do not impact net income, net interest income or noninterest expense.
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

Updates adopted by the Bank during 2020

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
As part of reference rate reform, the London Interbank Offered Rate ("LIBOR") is expected to be discontinued by December 31, 2021 and is being replaced by observable or transaction-based alternative reference rates. This ASU addresses certain operational accounting concerns of modifying contracts such as debt, lease, and derivative agreements that reference LIBOR, or another rate, that is expected to be discontinued due to reference rate reform.

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

ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent related ASUs	This ASU, and subsequent updates, significantly changes how entities will measure credit losses for virtually all financial assets and certain other instruments that are not measured at fair value through net income that have the contractual right to receive cash. The update replaces the “incurred loss” approach with a current expected credit loss ("CECL") model for instruments such as loans and HTM securities that are measured at amortized cost. The ASU requires credit losses relating to available-for sale (“AFS”) debt securities to be recorded through an allowance for credit loss (“ACL”) rather than a reduction of the carrying amount and replaces the historically required other-than-temporary impairment (“OTTI”) analysis. It also changes the accounting for purchased credit-impaired debt securities and loans.

	The ASU retains many of the current disclosure requirements in U.S. GAAP and expands other disclosure requirements. The new guidance is effective for calendar year-end public companies beginning January 1, 2020.	January 1, 2020	We adopted ASU 2016-13 and its subsequent updates on January 1, 2020; the impact upon adoption was an after-tax increase to retained earnings of approximately $20 million.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Accounting Standard Updates	Description	Date of adoption	Effect on the financial statements or other significant matters
Updates adopted by the Bank during 2020
ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	This ASU removes the requirements in step two of the current goodwill impairment model, eliminating the requirement to calculate and compare the implied fair value of the reporting entity with the carrying amount of that entity, including goodwill, to measure any impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its implied fair value of goodwill (i.e., measure the charge based on step one of the current guidance).

	The ASU also continues to allow entities to perform an optional qualitative goodwill impairment assessment before determining whether to proceed to the quantitative step one. The Update is effective for the Bank as of January 1, 2020. Early adoption is allowed for any goodwill impairment test performed after January 1, 2017.	January 1, 2020	We adopted ASU 2017-04 on January 1, 2020; the impact upon adoption was not significant. The transition and adoption provisions were applied prospectively.

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
Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	September 30, 2020
	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale securities:
U.S. Treasury, agencies and corporations	$199	$13,068	$—	$13,267
Municipal securities		1,320		1,320
Other debt securities		75		75
Total Available-for-sale	199	14,463	—	14,662
Trading account	26	172		198
Other noninterest-bearing investments:
Bank-owned life insurance		534		534
Private equity investments[1]	6		81	87
Other assets:
Agriculture loan servicing and interest-only strips			17	17
Deferred compensation plan assets	109			109
Derivatives:
Derivatives not designated as hedges:
Interest rate		464		464
Foreign exchange	3			3
Total Assets	$343	$15,633	$98	$16,074
LIABILITIES
Securities sold, not yet purchased	$71	$—	$—	$71
Other liabilities:
Derivatives:
Derivatives not designated as hedges:
Interest rate		34		34
Foreign exchange	2			2
Total Liabilities	$73	$34	$—	$107
1 The level 1 PEI amount relates to the portion of our SBIC investments that is now publicly traded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	December 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale securities:
U.S. Treasury, agencies and corporations	$25	$12,356	$—	$12,381
Municipal securities		1,319		1,319
Other debt securities		25		25
Total Available-for-sale	25	13,700	—	13,725
Trading account	65	117		182
Other noninterest-bearing investments:
Bank-owned life insurance		525		525
Private equity investments[1]	9		107	116
Other assets:
Agriculture loan servicing and interest-only strips			18	18
Deferred compensation plan assets	113			113
Derivatives:
Derivatives not designated as hedges:
Interest rate		149		149
Foreign exchange	4			4
Total Assets	$216	$14,491	$125	$14,832
LIABILITIES
Securities sold, not yet purchased	$66	$—	$—	$66
Other liabilities:
Derivatives:
Derivatives not designated as hedges:
Interest rate		15		15
Foreign exchange	4			4
Total Liabilities	$70	$15	$—	$85
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Reconciliation of Level 3 Fair Value Measurements
The following reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
(In millions)	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips

Balance at beginning of period	$77	$17	$105	$19	$107	$18	$102	$18
Securities gains (losses), net	1	—	1	—	(8)	—	—	—
Other noninterest income (expense)	—	—	—	—	—	(1)	—	1
Purchases	3	—	1	—	7	—	5	—
Other	—	—	—	—	(25)	—	—	—
Balance at end of period	$81	$17	$107	$19	$81	$17	$107	$19
The reconciliation of Level 3 instruments includes no realized gains or losses in the statement of income during the three months ended September 30, 2020, and $9 million in realized losses during the same period in 2019. During the nine months ended September 30, realized gains in the statement of income was $15 million in 2020 and $9 million in realized losses during the same period in 2019.
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis.

(In millions)	Fair value at September 30, 2020				Fair value at December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments	$—	$—	$1	$1	$—	$—	$1	$1
Collateral-dependent loans	—	1	—	1	—	—	—	—
Other real estate owned	—	4	—	4	—	—	—	—
Total	$—	$5	$1	$6	$—	$—	$1	$1
The previous fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

	Gains (losses) from fair value changes
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
ASSETS
Private equity investments	$—	$(1)	$—	$(1)
Collateral-dependent loans	1	—	1	(9)
Other real estate owned	—	—	—	(1)
Total	$1	$(1)	$1	$(11)
During the three months ended September 30, we recognized $1 million and $2 million of net gains in 2020 and 2019 from the sale of other real estate owned (“OREO”) properties. During the nine months ended September 30, we recognized approximately $1 million and $3 million of net gains in 2020 and 2019 from the sale of OREO properties that had a carrying value, at the time of sale, of $3 million and $4 million during these same periods.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Prior to their sale, we recognized an insignificant amount of impairment on these properties during the nine months ended September 30, 2020 and 2019.
Private equity investments carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $8 million at both September 30, 2020 and December 31, 2019. Amounts of other noninterest-bearing investments carried at cost were $108 million at September 30, 2020 and $157 million at December 31, 2019, which were comprised of Federal Reserve and Federal Home Loan Bank (“FHLB”) stock. Private equity investments accounted for using the equity method were $50 million at September 30, 2020 and $45 million at December 31, 2019.
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
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	September 30, 2020			December 31, 2019
(In millions)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$592	$596	2	$592	$597	2
Loans and leases (including loans held for sale), net of allowance	53,981	54,154	3	48,343	47,958	3
Financial liabilities:
Time deposits	3,451	3,471	2	4,719	4,725	2
Long-term debt	1,347	1,332	2	1,723	1,751	2
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
4. OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	September 30, 2020
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$2,809	$(5)	$2,804	$—	$—	$2,804
Derivatives (included in other assets)	467	—	467	(1)	(1)	465
Total assets	$3,276	$(5)	$3,271	$(1)	$(1)	$3,269
Liabilities:
Federal funds purchased and other short-term borrowings	$1,257	$(5)	$1,252	$—	$—	$1,252
Derivatives (included in other liabilities)	36	—	36	(1)	(30)	5
Total Liabilities	$1,293	$(5)	$1,288	$(1)	$(30)	$1,257

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2019
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$694	$(210)	$484	$—	$—	$484
Derivatives (included in other assets)	153	—	153	(6)	—	147
Total assets	$847	$(210)	$637	$(6)	$—	$631
Liabilities:
Federal funds purchased and other short-term borrowings	$2,263	$(210)	$2,053	$—	$—	$2,053
Derivatives (included in other liabilities)	19	—	19	(6)	(10)	3
Total Liabilities	$2,282	$(210)	$2,072	$(6)	$(10)	$2,056
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
5. INVESTMENTS
Investment Securities
Securities are classified as HTM, AFS or trading. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. AFS securities are carried at fair value and unrealized gains and losses are reported as net increases or decreases to accumulated other comprehensive income (“AOCI”). Trading securities are carried at fair value with gains and losses recognized in current period earnings. The carrying values of our securities do not include accrued interest receivables of $51 million and $58 million at September 30, 2020 and December 31, 2019, respectively. These receivables are presented in the Consolidated Balance Sheet within the Other Assets line item.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	September 30, 2020
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$592	$4	$—	$596
Available-for-sale
U.S. Treasury securities	195	4	—	199
U.S. Government agencies and corporations:
Agency securities	1,058	37	2	1,093
Agency guaranteed mortgage-backed securities	10,461	280	5	10,736
Small Business Administration loan-backed securities	1,277	1	39	1,239
Municipal securities	1,254	66	—	1,320
Other debt securities	75	—	—	75
Total available-for-sale debt securities	14,320	388	46	14,662
Total investment securities	$14,912	$392	$46	$15,258

	December 31, 2019
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$592	$5	$—	$597
Available-for-sale
U.S. Treasury securities	25	—	—	25
U.S. Government agencies and corporations:
Agency securities	1,301	5	4	1,302
Agency guaranteed mortgage-backed securities	9,518	83	42	9,559
Small Business Administration loan-backed securities	1,535	1	41	1,495
Municipal securities	1,282	37	—	1,319
Other debt securities	25	—	—	25
Total available-for-sale debt securities	13,686	126	87	13,725
Total investment securities	$14,278	$131	$87	$14,322
Maturities
The following schedule shows the amortized cost and weighted average yields of investment debt securities by contractual maturity of principal payments as of September 30, 2020. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	September 30, 2020
	Total debt investment securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollar amounts in millions)	Amortized cost	Avg yield	Amortized cost	Avg yield	Amortized cost	Avg yield	Amortized cost	Avg yield	Amortized cost	Avg yield

Held-to-maturity
Municipal securities [1]	$592	3.55%	$158	2.80%	$198	3.69%	$129	3.70%	$107	4.20%
Available-for-sale
U.S. Treasury securities	195	0.99	50	0.14	—	—	—	—	145	1.28
U.S. Government agencies and corporations:
Agency securities	1,058	2.37	—	—	151	1.01	392	2.57	515	2.62
Agency guaranteed mortgage-backed securities	10,461	2.05	1	4.40	284	1.49	774	1.79	9,402	2.09
Small Business Administration loan-backed securities	1,277	1.46	—	—	33	1.27	146	1.50	1,098	1.46
Municipal securities [1]	1,254	2.51	89	1.78	595	2.34	448	2.77	122	2.97
Other debt securities	75	2.22	—	—	—	—	60	2.03	15	3.00
Total available-for-sale debt securities	14,320	2.05	140	1.21	1,063	1.89	1,820	2.18	11,297	2.05
Total investment securities	$14,912	2.11%	$298	2.05%	$1,261	2.17%	$1,949	2.28%	$11,404	2.07%
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.
The following is a summary of the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	September 30, 2020
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$—	$55	$—	$16	$—	$71
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	1	68	1	63	2	131
Agency guaranteed mortgage-backed securities	3	704	2	201	5	905
Small Business Administration loan-backed securities	—	19	39	1,141	39	1,160
Municipal securities	—	54	—	—	—	54
Other	—	50	—	—	—	50
Total available-for-sale	4	895	42	1,405	46	2,300
Total investment securities	$4	$950	$42	$1,421	$46	$2,371

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2019
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$—	$73	$—	$45	$—	$118
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	2	222	2	359	4	581
Agency guaranteed mortgage-backed securities	4	1,173	38	3,215	42	4,388
Small Business Administration loan-backed securities	1	172	40	1,215	41	1,387
Municipal securities	—	50	—	5	—	55
Other	—	—	—	—	—	—
Total available-for-sale	7	1,617	80	4,794	87	6,411
Total investment securities	$7	$1,690	$80	$4,839	$87	$6,529
At September 30, 2020 and December 31, 2019, respectively, 68 and 146 HTM and 587 and 849 AFS investment securities were in an unrealized loss position.
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
AFS Impairment Conclusions
The Bank did not recognize any impairment on its AFS investment securities portfolio during the first nine months of 2020. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At September 30, 2020, we had not initiated any sales of AFS securities nor did we have an intent to sell any identified securities with unrealized losses, and we do not believe it is more likely than not we would be required to sell such securities before recovery of their amortized cost basis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
HTM Credit Quality
For HTM securities, the allowance for credit losses ("ACL") is assessed consistent with the approach discussed in Note 6 for loans carried at amortized cost. The ACL on HTM securities was less than $1 million at September 30, 2020. All HTM securities were risk-graded as "pass" in terms of credit quality and none were past due as of September 30, 2020. The amortized cost basis of HTM securities categorized by year of issuance is summarized as follows:

	September 30, 2020
	Amortized cost basis by year of issuance
(In millions)	2020	2019	2018	2017	2016	Prior	Total Securities
Held-to-maturity	$116	$18	$1	$34	$183	$240	$592
Securities Gains and Losses Recognized in Income
The following summarizes gains and losses that were recognized in the statement of income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Other noninterest-bearing investments	$5	$1	$2	$—	$13	$18	$7	$7
Net gains (losses) [1]		$4		$2		$(5)		$—
1 Net gains (losses) were recognized in securities gains (losses), net in the statement of income.
Interest income by security type is as follows:

	Three Months Ended September 30,
	2020			2019
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$2	$3	$5	$3	$3	$6
Available-for-sale	61	6	67	74	7	81
Trading	—	2	2	—	1	1
Total securities	$63	$11	$74	$77	$11	$88

	Nine Months Ended September 30,
	2020			2019
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$7	$8	$15	$7	$11	$18
Available-for-sale	196	19	215	238	19	257
Trading	—	5	5	—	4	4
Total	$203	$32	$235	$245	$34	$279
Investment securities with a carrying value of $2.2 billion and $2.0 billion at September 30, 2020 and December 31, 2019, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
6. LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
Loans and leases are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	September 30, 2020	December 31, 2019

Loans held for sale	$89	$129
Commercial:
Commercial and industrial	$13,543	$14,760
PPP	6,810	—
Leasing	319	334
Owner-occupied	8,136	7,901
Municipal	2,706	2,393
Total commercial	31,514	25,388
Commercial real estate:
Construction and land development	2,298	2,211
Term	9,729	9,344
Total commercial real estate	12,027	11,555
Consumer:
Home equity credit line	2,797	2,917
1-4 family residential	7,209	7,568
Construction and other consumer real estate	633	624
Bankcard and other revolving plans	431	502
Other	134	155
Total consumer	11,204	11,766
Total loans and leases	$54,745	$48,709
Loans and leases are presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $191 million and $60 million at September 30, 2020 and December 31, 2019, respectively. Amortized cost basis does not include accrued interest receivables of $197 million and $164 million at September 30, 2020 and December 31, 2019, respectively. These receivables are presented in the Consolidated Balance Sheet within the Other Assets line item.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $119 million at September 30, 2020 and $158 million at December 31, 2019.
Loans with a carrying value of $26.3 billion at September 30, 2020 and $21.5 billion at December 31, 2019 have been pledged at the Federal Reserve or the FHLB of Des Moines as collateral for current and potential borrowings.
We sold loans totaling $463 million and $1.4 billion for the three and nine months ended September 30, 2020 and $278 million and $527 million for the three and nine months ended September 30, 2019, respectively, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of Small Business Administration (“SBA”) loans, and does not consist of loans from the SBA's Payroll Protection Program. The loans are mainly sold to U.S. government agencies or participated to third parties. At times, we have continuing involvement in the transferred loans in the form of servicing rights or a guarantee from the respective issuer. Amounts added to loans held for sale during these same periods were $480 million and $1.4 billion for the three and nine months ended September 30, 2020 and $316 million and $579 million for the three and nine months ended September 30, 2019, respectively. See Note 5 for further information regarding guaranteed securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The principal balance of sold loans for which we retain servicing was approximately $2.5 billion at September 30, 2020 and $1.7 billion at December 31, 2019. Income from loans sold, excluding servicing, was $18 million and $44 million for the three and nine months ended September 30, 2020, and $8 million and $13 million for the three and nine months ended September 30, 2019, respectively.
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
We estimate current expected credit losses over the contractual remaining life of each loan, which considers historical credit loss experience, current conditions, and reasonable and supportable forecasts about the future. We use the following two types of credit loss estimation models:
•Econometric loss models, which rely on statistical analyses of our historical loss experience dependent upon economic factors and other loan-level characteristics. Statistically relevant economic factors vary depending upon the type of loan, but include variables such as unemployment, real estate price indices, energy prices, GDP, etc. The results associated with several economic scenarios are weighted to produce the credit loss estimate from these models.
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
•The effect of other external factors such as regulatory, legal, and technological environments; fiscal and monetary actions; competition; and events such as natural disasters and pandemics.
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
The ACL was $917 million at September 30, 2020, compared with $914 million at June 30, 2020. During the third quarter of 2020, our estimate of current expected credit losses increased primarily due to the ongoing economic impact related to the effects of the COVID-19 pandemic.
Changes in the ACL are summarized as follows:

	Three Months Ended September 30, 2020
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$571	$144	$145	$860
Provision for loan losses	41	6	(2)	45
Gross loan and lease charge-offs	54	1	3	58
Recoveries	4	—	2	6
Net loan and lease charge-offs (recoveries)	50	1	1	52
Balance at end of period	$562	$149	$142	$853

Reserve for unfunded lending commitments
Balance at beginning of period	$27	$20	$7	$54
Provision for unfunded lending commitments	14	(4)	—	10
Balance at end of period	$41	$16	$7	$64
Total allowance for credit losses at end of period
Allowance for loan losses	$562	$149	$142	$853
Reserve for unfunded lending commitments	41	16	7	64
Total allowance for credit losses	$603	$165	$149	$917

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2020
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at December 31, 2019	$341	$101	$53	$495
Adjustment for change in accounting standard	(59)	(32)	93	2
Balance at beginning of period (January 1, 2020)	282	69	146	497
Provision for loan losses	364	81	1	446
Gross loan and lease charge-offs	95	1	11	107
Recoveries	11	—	6	17
Net loan and lease charge-offs (recoveries)	84	1	5	90
Balance at end of period	$562	$149	$142	$853

Reserve for unfunded lending commitments
Balance at December 31, 2019	$39	$20	$—	$59
Adjustment for change in accounting standard	(28)	(8)	6	(30)
Balance at beginning of period (January 1, 2020)	11	12	6	29
Provision for unfunded lending commitments	30	4	1	35
Balance at end of period	$41	$16	$7	$64
Total allowance for credit losses at end of period
Allowance for loan losses	$562	$149	$142	$853
Reserve for unfunded lending commitments	41	16	7	64
Total allowance for credit losses	$603	$165	$149	$917

	Three Months Ended September 30, 2019
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$338	$114	$51	$503
Provision for loan losses	9	(6)	5	8
Gross loan and lease charge-offs	6	—	5	11
Recoveries	7	1	2	10
Net loan and lease charge-offs (recoveries)	(1)	(1)	3	1
Balance at end of period	$348	$109	$53	$510

Reserve for unfunded lending commitments
Balance at beginning of period	$41	$19	$—	$60
Provision for unfunded lending commitments	—	2	—	2
Balance at end of period	$41	$21	$—	$62
Total allowance for credit losses at end of period
Allowance for loan losses	$348	$109	$53	$510
Reserve for unfunded lending commitments	41	21	—	62
Total allowance for credit losses	$389	$130	$53	$572

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2019
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$331	$110	$54	$495
Provision for loan losses	31	(4)	3	30
Gross loan and lease charge-offs	33	1	12	46
Recoveries	19	4	8	31
Net loan and lease charge-offs (recoveries)	14	(3)	4	15
Balance at end of period	$348	$109	$53	$510

Reserve for unfunded lending commitments
Balance at beginning of period	$40	$17	$—	$57
Provision for unfunded lending commitments	1	4	—	5
Balance at end of period	$41	$21	$—	$62
Total allowance for credit losses at end of period
Allowance for loan losses	$348	$109	$53	$510
Reserve for unfunded lending commitments	41	21	—	62
Total allowance for credit losses	$389	$130	$53	$572
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amortized cost basis of loans on nonaccrual status are summarized as follows:

	September 30, 2020
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Loans held for sale	$14	$—	$14	$—

Commercial:
Commercial and industrial	$48	$110	$158	$21
PPP	—	—	—	—
Leasing	—	1	1	—
Owner-occupied	41	40	81	3
Municipal	—	—	—	—
Total commercial	89	151	240	24
Commercial real estate:
Construction and land development	—	—	—	—
Term	13	24	37	1
Total commercial real estate	13	24	37	1
Consumer:
Home equity credit line	2	14	16	3
1-4 family residential	7	52	59	4
Construction and other consumer real estate	—	—	—	—
Bankcard and other revolving plans	—	—	—	1
Other	—	—	—	—
Total consumer loans	9	66	75	8
Total	$111	$241	$352	$33
The amount of accrued interest receivables written off by reversing interest income during the period is summarized by loan portfolio segment as follows:

(In millions)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020

Commercial	$5	$13
Commercial real estate	1	2
Consumer	—	—
Total	$6	$15
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Past due loans (accruing and nonaccruing) are summarized as follows:

	September 30, 2020
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Commercial:
Commercial and industrial	$13,467	$27	$49	$76	$13,543	$3	$106
PPP	6,810	—	—	—	6,810	—	—
Leasing	319	—	—	—	319	—	1
Owner-occupied	8,084	20	32	52	8,136	3	45
Municipal	2,706	—	—	—	2,706	—	—
Total commercial	31,386	47	81	128	31,514	6	152
Commercial real estate:
Construction and land development	2,291	7	—	7	2,298	—	—
Term	9,703	12	14	26	9,729	2	18
Total commercial real estate	11,994	19	14	33	12,027	2	18
Consumer:
Home equity credit line	2,788	6	3	9	2,797	—	9
1-4 family residential	7,164	9	36	45	7,209	—	19
Construction and other consumer real estate	633	—	—	—	633	—	—
Bankcard and other revolving plans	427	3	1	4	431	1	1
Other	133	1	—	1	134	—	—
Total consumer loans	11,145	19	40	59	11,204	1	29
Total	$54,525	$85	$135	$220	$54,745	$9	$199

	December 31, 2019
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Commercial:
Commercial and industrial	$14,665	$57	$38	$95	$14,760	$8	$54
PPP	—	—	—	—	—	—	—
Leasing	334	—	—	—	334	1	—
Owner-occupied	7,862	20	19	39	7,901	—	44
Municipal	2,393	—	—	—	2,393	—	—
Total commercial	25,254	77	57	134	25,388	9	98
Commercial real estate:
Construction and land development	2,206	5	—	5	2,211	—	1
Term	9,333	8	3	11	9,344	—	10
Total commercial real estate	11,539	13	3	16	11,555	—	11
Consumer:
Home equity credit line	2,908	6	3	9	2,917	—	7
1-4 family residential	7,532	12	24	36	7,568	—	13
Construction and other consumer real estate	624	—	—	—	624	—	—
Bankcard and other revolving plans	499	2	1	3	502	1	—
Other	154	1	—	1	155	—	—
Total consumer loans	11,717	21	28	49	11,766	1	20
Total	$48,510	$111	$88	$199	$48,709	$10	$129
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
The balance of loans classified as Doubtful as of September 30, 2020 and December 31, 2019 was insignificant.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amortized cost basis of loans and leases categorized by year of origination and by credit quality classifications as monitored by management are summarized as follows:

	September 30, 2020
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2020	2019	2018	2017	2016	Prior			Total loans
Commercial:
Commercial and industrial
Pass	$1,613	$3,192	$2,082	$994	$372	$284	$3,405	$85	$12,027
Special Mention	50	212	181	99	7	44	98	1	692
Accruing Substandard	98	110	222	76	18	17	120	5	666
Nonaccrual	42	7	8	37	2	17	35	10	158
Total commercial and industrial	1,803	3,521	2,493	1,206	399	362	3,658	101	13,543
PPP
Pass	6,810	—	—	—	—	—	—	—	6,810
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	6,810	—	—	—	—	—	—	—	6,810
Leasing
Pass	64	117	47	36	17	8	—	—	289
Special Mention	—	11	3	2	1	6	—	—	23
Accruing Substandard	2	2	1	1	—	—	—	—	6
Nonaccrual	—	—	—	—	1	—	—	—	1
Total leasing	66	130	51	39	19	14	—	—	319
Owner-occupied
Pass	1,083	1,312	1,234	956	664	1,956	154	17	7,376
Special Mention	55	50	50	75	56	40	12	2	340
Accruing Substandard	25	50	62	38	35	111	17	1	339
Nonaccrual	5	14	16	12	7	25	1	1	81
Total owner-occupied	1,168	1,426	1,362	1,081	762	2,132	184	21	8,136
Municipal
Pass	663	868	374	442	76	242	3	—	2,668
Special Mention	—	—	—	—	—	10	—	—	10
Accruing Substandard	—	—	21	—	—	7	—	—	28
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	663	868	395	442	76	259	3	—	2,706
Total commercial	10,510	5,945	4,301	2,768	1,256	2,767	3,845	122	31,514

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	September 30, 2020
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2020	2019	2018	2017	2016	Prior			Total loans
Commercial real estate:
Construction and land development
Pass	467	871	388	52	1	7	407	3	2,196
Special Mention	28	32	10	—	—	—	7	—	77
Accruing Substandard	—	4	—	21	—	—	—	—	25
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	495	907	398	73	1	7	414	3	2,298
Term
Pass	1,862	1,886	1,840	917	866	1,438	75	22	8,906
Special Mention	93	139	163	54	17	100	—	—	566
Accruing Substandard	55	25	63	31	16	30	—	—	220
Nonaccrual	—	5	—	3	1	27	1	—	37
Total term	2,010	2,055	2,066	1,005	900	1,595	76	22	9,729
Total commercial real estate	2,505	2,962	2,464	1,078	901	1,602	490	25	12,027
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	2,640	130	2,770
Accruing Substandard	—	—	—	—	—	—	10	1	11
Nonaccrual	—	—	—	—	—	—	11	5	16
Total home equity credit line	—	—	—	—	—	—	2,661	136	2,797
1-4 family residential
Pass	889	1,085	915	1,209	1,288	1,758	—	—	7,144
Accruing Substandard	—	—	1	—	1	4	—	—	6
Nonaccrual	—	2	4	10	6	37	—	—	59
Total 1-4 family residential	889	1,087	920	1,219	1,295	1,799	—	—	7,209
Construction and other consumer real estate
Pass	119	339	141	20	1	13	—	—	633
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	119	339	141	20	1	13	—	—	633
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	425	2	427
Accruing Substandard	—	—	—	—	—	—	4	—	4
Nonaccrual	—	—	—	—	—	—	—	—	—
Total bankcard and other revolving plans	—	—	—	—	—	—	429	2	431
Other consumer
Pass	46	42	27	12	5	2	—	—	134
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	46	42	27	12	5	2	—	—	134
Total consumer	1,054	1,468	1,088	1,251	1,301	1,814	3,090	138	11,204
Total loans	$14,069	$10,375	$7,853	$5,097	$3,458	$6,183	$7,425	$285	$54,745

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
Consistent with recent accounting and regulatory guidance, loan modifications provided to borrowers experiencing financial difficulties exclusively related to the COVID-19 pandemic, in which we provide certain short-term modifications or payment deferrals, are not classified as TDRs. The TDRs disclosed subsequently do not include these loan modifications. Other loan modifications above and beyond these short-term modifications or payment deferrals were assessed for TDR classification.
For further discussion of our policies and processes regarding TDRs, see Note 6 of our 2019 Annual Report on Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Selected information on TDRs that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	September 30, 2020
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$—	$1	$—	$1	$8	$4	$14
Owner-occupied	5	1	—	3	4	9	22
Total commercial	5	2	—	4	12	13	36
Commercial real estate:
Term	2	—	—	7	94	24	127
Total commercial real estate	2	—	—	7	94	24	127
Consumer:
Home equity credit line	—	1	7	—	1	2	11
1-4 family residential	1	1	4	—	1	16	23
Construction and other consumer real estate	—	—	—	—	—	—	—
Total consumer loans	1	2	11	—	2	18	34
Total accruing	8	4	11	11	108	55	197
Nonaccruing
Commercial:
Commercial and industrial	—	—	—	2	31	20	53
Owner-occupied	5	—	—	1	3	7	16
Total commercial	5	—	—	3	34	27	69
Commercial real estate:
Term	—	—	—	1	3	2	6
Total commercial real estate	—	—	—	1	3	2	6
Consumer:
Home equity credit line	—	—	1	—	—	1	2
1-4 family residential	—	—	1	—	1	5	7
Total consumer loans	—	—	2	—	1	6	9
Total nonaccruing	5	—	2	4	38	35	84
Total	$13	$4	$13	$15	$146	$90	$281
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
Unfunded lending commitments on TDRs amounted to $4 million and $5 million at September 30, 2020 and December 31, 2019, respectively.
The total recorded investment of all TDRs in which interest rates were modified below market was $62 million at September 30, 2020 and $73 million at December 31, 2019. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the three and nine months ended September 30, 2020 and 2019 was not significant.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at period end) and are within 12 months or less of being modified as TDRs is as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(In millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial and industrial	$—	$3	$3	$—	$1	$1
Total	$—	$3	$3	$—	$1	$1

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(In millions)	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial and industrial	$—	$6	$6	$—	$2	$2
Owner-occupied	—	—	—	—	1	1
Total commercial	—	6	6	—	3	3
Total	$—	$6	$6	$—	$3	$3
Note: Total loans modified as TDRs during the 12 months previous to September 30, 2020 and 2019 were $190 million and $73 million, respectively.
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
Selected information on loans for which the repayment is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulties, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

	September 30, 2020
(In millions)	Amortized Cost	Major Types of Collateral	Weighted Average LTV[1]
Commercial:
Commercial and industrial	$19	Single family residential, Agriculture	53%
Owner-occupied	9	Office Building	46%
Commercial real estate:
Term	13	Multi-family, Hotel/Motel, Retail	60%
Consumer:
Home equity credit line	2	Single family residential	33%
1-4 family residential	3	Single family residential	52%
Total	$46
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
At September 30, 2020 and December 31, 2019, the amount of foreclosed residential real estate property held by the Bank was less than $1 million for both periods. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $7 million and $8 million for the same periods, respectively.
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
Fair Value Hedges – The Bank generally uses interest rate swaps designated as fair value hedges to hedge changes in the fair value of fixed-rate assets and liabilities for specific risks (e.g., interest rate risk resulting from changes in a benchmark interest rate). The Bank used both received-fixed, pay-floating and pay-fixed, receive floating interest rate swaps to effectively convert the fixed-rate assets and liabilities to floating rates. In qualifying fair value hedges, changes in value of the derivative hedging instrument are recognized in current period earnings in the same line item affected by the hedged item. Similarly, the periodic changes in value of the hedged item, for the risk being hedged, are recognized in current period earnings, thereby offsetting all, or a significant majority, of the change in the value of the derivative hedging instrument. Interest accruals on both the derivative hedging instrument and the hedged item are recorded in the same line item, effectively converting the designated fixed-rate assets or liabilities to a floating rate. Generally, the designated risk being hedged in all of the Bank's fair value hedges is the change in fair value of the London Interbank Offered Rate (“LIBOR”) benchmark swap rate component of the contractual coupon cash flows of the fixed-rate assets or liabilities. The swaps are structured to match the critical terms of the hedged items, maximizing the economic (and accounting) effectiveness of the hedging relationships and resulting in the expectation that the swaps will be highly effective as a hedging instrument. All interest rate swaps designated as fair value hedges were highly effective and met all other requirements to remain designated and part of qualifying hedge accounting relationships as of the balance sheet date.
Fair value hedges of liabilities – As of September 30, 2020, the Bank had one receive-fixed interest rate swap with an aggregate notional amount of $500 million designated in a qualifying fair value hedge relationship of fixed-rate debt. The receive-fixed interest rate swap effectively converts the interest on our fixed-rate debt to floating.
At December 31, 2019 we had $1.5 billion of fixed-to-floating interest rate swaps designated as fair value hedges of long-term debt (effectively converting the fixed-rate debt into floating-rate debt). In late March 2020, we terminated $1 billion of swaps (i.e., two $500 million swaps with maturities in August 2021 and February 2022). As a result, the cumulative basis adjustment on the debt at the time of the terminations (which was equal to the fair value of the swaps at the termination date) will be amortized as an adjustment to interest expense through the maturity of the debt, thereby reducing the effective interest rate. During the third quarter of 2020, the Bank amortized $3 million of the outstanding unamortized debt basis adjustment. The Bank has $15 million of unamortized debt basis adjustments from previously designed fair value hedges remaining.
Fair value hedges of assets – During the third quarter of 2020, the Bank began hedging certain newly acquired fixed-rate AFS securities using pay-fixed, receive-floating interest rate swaps, effectively converting the fixed interest income to a floating rate on the hedged portion of the securities. Additionally, during the quarter, two of these hedges were restructured slightly to better match the terms of the hedged securities requiring these hedges to be redesignated. Changes in the fair value of the hedged securities prior to the redesignations were recognized in the amortized cost basis of the securities and, similar to the terminated debt hedges noted above, the unamortized basis adjustments will be amortized to interest income through the originally designated maturity of the hedging relationships. Both hedges were designated as hedges of 30-year US Treasury securities and hedged for the full life of the securities. The cumulative unamortized basis adjustments at the time of the redesignations was $7 million,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
which will be amortized as an adjustment to interest income through the end of 2050, thereby increasing the effective interest rate recognized on these securities.
As of September 30, 2020, the Bank had qualifying fair value hedging relationships of fixed-rate AFS securities being hedged by pay-fixed, receive floating interest rate swaps with an aggregate notional amount of $315 million. During the third quarter of 2020, derivatives designated as fair value hedges of fixed-rate AFS securities increased in value by $11 million, which was offset by changes in value of the hedged securities, as shown in the schedules below.
Cash Flow Hedges – For derivatives designated as qualifying cash flow hedges, periodic changes in fair value are deferred in AOCI. Amounts deferred in AOCI are reclassified into earnings in the periods in which the hedged forecast transactions (i.e., the hedged floating-rate commercial loan interest receipts) are recognized in earnings or become probable not to occur.
As of September 30, 2020, the Bank had $3.2 billion notional amount of receive-fixed interest rate swaps designated as cash flow hedges of pools of floating-rate commercial loans. During the third quarter of 2020, the Bank's cash flow hedge portfolio decreased in value by $17 million, which was recorded in AOCI. The amounts deferred in AOCI are reclassified into earnings in the periods in which the interest payments occur (i.e. when the hedged forecast transactions affect earnings).
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. For a more detailed discussion of collateral and credit risk related to our derivative contracts, see Note 7 of our 2019 Annual Report on Form 10-K.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for by the contractual terms. At September 30, 2020, the fair value of our derivative liabilities was $471 million, for which we were required to pledge cash collateral of $114 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s (“S&P”) or Moody’s at September 30, 2020, there would likely be $2 million of additional collateral required to be pledged. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at September 30, 2020 and December 31, 2019, is summarized as follows:

	September 30, 2020			December 31, 2019
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges of floating rate assets:
Purchased interest rate floors	$—	$—	$—	$—	$—	$—
Receive-fixed interest rate swaps	3,200	—	—	3,588	—	—
Fair value hedges:
Debt hedges: Receive-fixed interest rate swaps	500	—	—	1,500	—	—
Asset hedges: Pay-fixed interest rate swaps	315	—	—
Total derivatives designated as hedging instruments	4,015	—	—	5,088	—	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives [1,2]	5,529	439	—	4,409	146	5
Offsetting interest rate derivatives [2]	5,530	—	465	4,422	5	157
Other interest rate derivatives	1,766	25	4	726	3	1
Foreign exchange derivatives	204	3	2	385	4	4
Total derivatives not designated as hedging instruments	13,029	467	471	9,942	158	167
Total derivatives	$17,044	$467	$471	$15,030	$158	$167
1 Customer-facing interest rate derivatives in an asset position include a $26 million and an $11 million net credit valuation adjustment reducing the fair value amounts as of September 30, 2020 and December 31, 2019, respectively. There was no significant debit valuation adjustment for derivative liabilities. These adjustments are required to reflect both our nonperformance risk and that of the respective counterparty.
2 The fair value amounts for these derivatives do not include the settlement amounts for those trades that are centrally cleared. Once the settlement amounts with the clearing houses are included the derivative fair values would be the following:

	September 30, 2020		December 31, 2019
(In millions)	Other assets	Other liabilities	Other assets	Other liabilities
Customer-facing interest rate derivatives	$439	$—	$141	$5
Offsetting interest rate derivatives	—	30	5	9

The amount of derivative gains (losses) from cash flow and fair value hedges that was deferred in OCI or recognized in earnings for the three and nine months ended September 30, 2020 and 2019 is shown in the schedules below. As of September 30, 2020, the gain (losses) from fair value hedges of assets were not significant.

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended September 30, 2020
(In millions)	Effective Portion of Derivatives Gain/(Loss) Deferred in OCI	Excluded Components Deferred in OCI (Amortization Approach)	Amount of Gain/(Loss) Reclassified From OCI into Income	Interest on Fair Value Hedges	Hedge Ineffectiveness / OCI Reclass due to Missed Forecast
Cash flow hedges of floating-rate assets:[1]
Purchased interest rate floors	$—	$—	$3	$—	$—
Interest rate swaps	(1)	—	13	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	1	—
Basis amortization on terminated hedges [2,3]	—	—	—	3	—
Total derivatives designated as hedging instruments	$(1)	$—	$16	$4	$—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended September 30, 2019
(In millions)	Effective Portion of Derivatives Gain/(Loss) Deferred in OCI	Excluded Components Deferred in OCI (Amortization Approach)	Amount of Gain/(Loss) Reclassified From OCI into Income	Interest on Fair Value Hedges	Hedge Ineffectiveness / OCI Reclass due to Missed Forecast
Cash flow hedges of floating-rate assets:[1]
Purchased interest rate floors	$(2)	$10	$1	$—	$—
Interest rate swaps	1	—	(2)	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	1	—
Basis amortization on terminated hedges [2,3]	—	—	—	—	—
Total derivatives designated as hedging instruments	$(1)	$10	$(1)	$1	$—

	Amount of derivative gain (loss) recognized/reclassified
	Nine Months Ended September 30, 2020
(In millions)	Effective Portion of Derivatives Gain/(Loss) Deferred in OCI	Excluded Components Deferred in OCI (Amortization Approach)	Amount of Gain/(Loss) Reclassified From OCI into Income	Interest on Fair Value Hedges	Hedge Ineffectiveness / OCI Reclass due to Missed Forecast
Cash flow hedges of floating-rate assets:[1]
Purchased interest rate floors	$—	$—	$8	$—	$—
Interest rate swaps	101	—	24	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	4	—
Basis amortization on terminated hedges [2,3]	—	—	—	10	—
Total derivatives designated as hedging instruments	$101	$—	$32	$14	$—

	Amount of derivative gain (loss) recognized/reclassified
	Nine Months Ended September 30, 2019
(In millions)	Effective Portion of Derivatives Gain/(Loss) Deferred in OCI	Excluded Components Deferred in OCI (Amortization Approach)	Amount of Gain/(Loss) Reclassified From OCI into Income	Interest on Fair Value Hedges	Hedge Ineffectiveness / OCI Reclass due to Missed Forecast
Cash flow hedges of floating-rate assets[1]:
Purchased interest rate floors	$—	$27	$—	$—	$—
Interest rate swaps	33	—	(6)	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	2	—
Basis amortization on terminated swaps[2,3]	—	—	—	—	—
Total derivatives designated as hedging instruments	$33	$27	$(6)	$2	$—
Note: These schedules are not intended to present at any given time the Bank’s long/short position with respect to its derivative contracts.
1 Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss). For the 12 months following September 30, 2020, we estimate that $60 million will be reclassified from AOCI into interest income.
2 Adjustment to interest expense resulting from the amortization of the debt basis adjustment on fixed-rate debt previously hedged by terminated receive-fixed interest rate.
3The cumulative unamortized basis adjustment from previously terminated or redesignated fair value hedges as of September 30, 2020 is $14 million and $7 million of terminated fair value debt and asset hedges, respectively. The amortization of the cumulative unamortized basis adjustment from asset hedges is not shown in the schedules because it is not significant.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amount of gains (losses) recognized from derivatives not designated as accounting hedges is as follows:

	Noninterest (Other) Income/(Expense)
(In millions)	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	$4	$350	$68	$200
Offsetting interest rate derivatives	9	(343)	(65)	(195)
Other interest rate derivatives	3	14	2	1
Foreign exchange derivatives	4	16	6	16
Total derivatives not designated as hedging instruments	$20	$37	$11	$22
The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented.

	Gain/(loss) recorded in income
	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
(In millions)	Derivatives[2]	Hedged items	Total income statement impact	Derivatives[2]	Hedged items	Total income statement impact
Debt: Receive-fixed interest rate swaps[1,2]	$(3)	$3	$—	$1	$(1)	$—
Assets: Pay-fixed interest rate swaps [1,2]	11	(11)	—	—	—	—

	Gain/(loss) recorded in income
	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
(In millions)	Derivatives[2]	Hedged items	Total income statement impact	Derivatives[2]	Hedged items	Total income statement impact
Debt: Receive-fixed interest rate swaps[1,2]	$72	$(72)	$—	$19	$(19)	$—
Assets: Pay-fixed interest rate swaps [1,2]	11	(11)	—	—	—	—
1 Consists of hedges of benchmark interest rate risk of fixed-rate long-term debt and fixed-rate AFS securities. Gains and losses were recorded in net interest expense or income consistent with the hedged items.
2 The income/expense for derivatives does not reflect interest income/expense from periodic accruals and payments (which are reported above) to be consistent with the presentation of the gains/ (losses) on the hedged items.
The following schedule provides selected information regarding the long-term debt in the statement of financial position in which the hedged item is included.

	Par value of hedged assets/(liabilities)		Carrying amount of the hedged assets/(liabilities)[1]		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities)
(In millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Long-term fixed-rate debt [1,2]	$(500)	$(1,500)	$(545)	$(1,510)	$(45)	$(10)
Fixed-rate AFS securities [1,2]	315	—	311	—	(4)	—
1 Carrying amounts displayed above exclude issuance and purchase discounts or premiums and unamortized issuance/acquisition costs.
2 The carrying amount of the hedged items shown above (long-term fixed-rate debt and fixed-rate AFS securities) excludes amounts related to terminated fair value hedges.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
8. LEASES
We determine if a contract is a lease or contains a lease at inception. For a more detailed discussion of our lease policies, see Note 8 of our 2019 Annual Report on Form 10-K.
We have operating and finance leases for branches, corporate offices, and data centers. Our equipment leases are not material. At September 30, 2020, we had 422 branches, of which 274 are owned and 148 are leased. We lease our headquarters in Salt Lake City, Utah, and other office or data centers are either owned or leased.
The Bank may enter into certain lease arrangements with a term of 12 months or less, and we have elected to exclude these from capitalization. The length of our commitments for leases ranges from 2020 to 2062, some of which include options to extend or terminate the leases.
Assets recorded under operating leases were $217 million at September 30, 2020, and $218 million at December 31, 2019, while assets recorded under finance leases were $4 million at both of those dates. We utilized a secured incremental borrowing rate based on the remaining term of the lease as of the effective date for the discount rate to determine our lease right-of-use (“ROU”) assets and liabilities. The following schedule presents lease-related assets and liabilities, their weighted average remaining life, and the weighted average discount rate.

(Dollar amounts in millions)	September 30, 2020	December 31, 2019

Operating assets and liabilities
Operating right-of-use assets, net of amortization	$217	$218
Operating lease liabilities	246	246
Weighted average remaining lease term (years)
Operating leases	9.0	9.1
Finance leases	19.5	20.2
Weighted average discount rate
Operating leases	3.0%	3.2%
Finance leases	3.1%	3.1%
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019

Operating lease costs	$12	$12	$37	$36
Variable lease costs	12	14	36	40
Total lease cost	$24	$26	$73	$76
Supplemental cash flow information related to leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019

Cash paid for amounts in the measurement of lease liabilities:
Operating cash disbursements from operating leases	$13	$13	$38	$37
ROU assets obtained in exchange for lease liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019

New operating lease liabilities	$—	$6	$6	$10

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Maturities analysis for operating lease liabilities as of September 30, 2020 is as follows (contractual undiscounted lease payments):

(In millions)

2020 [1]	$12
2021	48
2022	44
2023	38
2024	29
Thereafter	116
Total	$287
1 Contractual maturities for the three months remaining in 2020.
The Bank enters into certain lease agreements where it is the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which the Bank occupies portions of the building. Operating lease income was $3 million for both the third quarters of 2020 and 2019, and $9 million for both the first nine months of 2020 and 2019.
The Bank also has a lending division that makes equipment leases, considered to be sales-type leases or direct financing leases, totaling $319 million and $334 million as of September 30, 2020 and December 31, 2019, respectively. The Bank uses leasing of equipment as a venue for customers to access equipment without purchasing upfront. The Bank recorded income of $3 million on these leases for both the third quarters of 2020 and 2019, and $10 million and $11 million for the first nine months of 2020 and 2019, respectively.
9. LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
Long-term debt is summarized as follows:

(In millions)	September 30, 2020	December 31, 2019

Subordinated notes	$627	$572
Senior notes	716	1,147
Finance lease obligations	4	4
Total	$1,347	$1,723
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount, unamortized debt issuance costs, and basis adjustments for interest rate swaps designated as fair value hedges. The change in outstanding senior and subordinated debt balances from December 31, 2019 to September 30, 2020 was primarily a result of the repurchase and retirement of senior notes that had adjustments to their carrying values from being in designated hedge relationships with interest rate swaps. During the second quarter of 2020, the Bank repurchased and retired $219 million of senior notes with an interest rate of 3.50% and $210 million of senior notes with an interest rate of 3.35%.
During the first quarter of 2020, the Bank terminated two receive-fixed interest rate swaps designated as hedges on senior notes, resulting in one outstanding receive-fixed interest rate swap designated as a hedge on a $500 million subordinated note with an interest rate of 3.25% at September 30, 2020. The outstanding swap constitutes a qualifying fair value hedging relationship. The terminated interest rate swaps adjusted the carrying value of the debt and this adjustment will be amortized into earnings until the original maturity date. For more information on derivatives designated as qualifying fair value hedges, see Note 7 – Derivative Instruments and Hedging Activities.
Common Stock
The Bank’s common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. As of September 30, 2020, there were 164.0 million shares of 0.001 par value

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
common stock outstanding. The balance of common stock and additional paid-in capital was $2.7 billion at September 30, 2020, and decreased $55 million, or 2%, from December 31, 2019, primarily due to Bank common stock repurchases. During the first quarter of 2020, the Bank repurchased 1.7 million shares of common stock outstanding with a fair value of $75 million at an average price of $45.02 per share.
On May 22, 2020, 29.2 million common stock warrants (NASDAQ: ZIONW), with an exercise price of $33.31, expired unexercised. Each common stock warrant was convertible into 1.10 shares and the exercise of the common stock warrants was cashless as the warrants were settled on a net share basis.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income improved to $332 million at September 30, 2020 from $43 million at December 31, 2019 primarily as a result of increases in the fair value of AFS securities due to changes in interest rates. Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Nine Months Ended September 30, 2020
Balance at December 31, 2019	$29	$28	$(14)	$43

OCI before reclassifications, net of tax	228	72	13	313
Amounts reclassified from AOCI, net of tax	—	(24)	—	(24)
OCI	228	48	13	289
Balance at September 30, 2020	$257	$76	$(1)	$332
Income tax expense included in OCI	$75	$16	$4	$95
Nine Months Ended September 30, 2019
Balance at December 31, 2018	$(228)	$(1)	$(21)	$(250)

OCI before reclassifications, net of tax	257	39	—	296
Amounts reclassified from AOCI, net of tax	—	3	—	3
OCI	257	42	—	299
Balance at September 30, 2019	$29	$41	$(21)	$49
Income tax expense included in OCI	$84	$14	$—	$98

	Amounts reclassified from AOCI [1]		Amounts reclassified from AOCI [1]		Statement of income (SI)
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI components	2020	2019	2020	2019		Affected line item

Net unrealized gains (losses) on derivative instruments	$16	$(1)	$32	$(4)	SI	Interest and fees on loans
Income tax expense (benefit)	4	—	8	(1)
Amounts Reclassified from AOCI	12	(1)	24	(3)
1 Positive reclassification amounts indicate increases to earnings in the statement of income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
10. COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In millions)	September 30, 2020	December 31, 2019

Net unfunded commitments to extend credit [1]	$24,123	$23,099
Standby letters of credit:
Financial	526	631
Performance	182	192
Commercial letters of credit	14	5
Total unfunded lending commitments	$24,845	$23,927
1 Net of participations
The Bank’s 2019 Annual Report on Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At September 30, 2020, the Bank had recorded $8 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $6 million attributable to the RULC and $2 million of deferred commitment fees.
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
As of September 30, 2020, we were subject to the following material litigation or governmental inquiries:
•a civil suit, JTS Communities, Inc. et. al v. CB&T, Jun Enkoji and Dawn Satow, brought against us in the Superior Court for Sacramento County, California in June 2017. In this case four investors in our former customer, International Manufacturing Group (“IMG”) seek to hold us liable for losses arising from their investments in that company, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. This case is in the discovery phase with dispositive motion practice having been completed. The previously scheduled May 2020 trial setting has been vacated to be reset in the future due to the COVID-19 pandemic.
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
•a civil class action lawsuit, Gregory, et. al. v. Zions Bancorporation, brought against us in the United States District Court for Utah in January 2019. This case was filed on behalf of investors in Rust Rare Coin, Inc., alleging that we aided and abetted a Ponzi scheme fraud perpetrated by Rust Rare Coin, a Zions Bank customer. The case follows civil actions and the establishment of a receivership for Rust Rare Coin by The Commodities Futures Trading Commission and the Utah Division of Securities in November 2018, as well as a separate suit brought by the SEC against Rust Rare Coin and its principal, Gaylen Rust. During the third quarter of 2020, the Court granted our motion to dismiss the plaintiffs' claims in part, dismissing claims relating to fraud and fiduciary duty, but allowing a claim for aiding and abetting conversion to proceed. The case is in the early discovery phase. Trial has not been scheduled.
During the third quarter of 2020, the plaintiffs in three civil class action lawsuits, Fahmia Inc.v. Zions Bancorporation, et. al., ImpAcct LLC v. JPMorgan Chase, et. al., and Manoloff v. Bank of America, et. al., voluntarily agreed to dismiss their actions against us. These cases alleged that we wrongly failed to pay agents of borrowers receiving loans from us under the Government's Paycheck Protection Program fees that were allegedly owed to them under the program.
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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of September 30, 2020, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $35 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
11. REVENUE RECOGNITION
We derive our revenue primarily from interest income on loans and securities, which was more than three-quarters of our revenue in the third quarter of 2020. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. For a discussion of the Bank’s revenue recognition from contracts, and the implementation of ASC 606, see Note 17 of our 2019 Annual Report on Form 10-K.
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
The following schedule presents the noninterest income and net revenue by operating segments for the three months ended September 30, 2020 and 2019:

	Zions Bank		Amegy		CB&T
(In millions)	2020	2019	2020	2019	2020	2019

Commercial account fees	$11	$10	$9	$8	$6	$6
Card fees	12	13	6	7	3	4
Retail and business banking fees	5	6	4	5	3	3
Capital markets and foreign exchange fees	—	—	1	2	—	—
Wealth management and trust fees	6	4	4	3	1	1
Other customer-related fees	1	1	—	—	—	1
Total noninterest income from contracts with customers (ASC 606)	35	34	24	25	13	15
Other noninterest income (Non-ASC 606 customer related)	5	5	8	12	8	7
Total customer-related fees	40	39	32	37	21	22
Other noninterest income (non-customer related)	—	—	—	—	1	1
Total noninterest income	40	39	32	37	22	23
Other real estate owned gain from sale	—	1	—	—	1	—
Net interest income	162	172	121	123	129	127
Total income less interest expense	$202	$212	$153	$160	$152	$150

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2020	2019	2020	2019	2020	2019

Commercial account fees	$2	$2	$2	$2	$2	$2
Card fees	2	3	3	3	1	2
Retail and business banking fees	2	2	2	3	1	1
Capital markets and foreign exchange fees	—	—	—	—	—	—
Wealth management and trust fees	1	1	1	1	1	—
Other customer-related fees	—	—	—	—	—	—
Total noninterest income from contracts with customers (ASC 606)	7	8	8	9	5	5
Other noninterest income (Non-ASC 606 customer related)	2	2	2	2	3	2
Total customer-related fees	9	10	10	11	8	7
Other noninterest income (non-customer related)	—	—	—	—	—	—
Total noninterest income	9	10	10	11	8	7
Other real estate owned gain from sale	—	—	—	1	—	—
Net interest income	54	56	37	37	34	34
Total income less interest expense	$63	$66	$47	$49	$42	$41

	TCBW		Other		Consolidated Bank
(In millions)	2020	2019	2020	2019	2020	2019

Commercial account fees	$—	$1	$—	$—	$32	$31
Card fees	—	—	1	—	28	32
Retail and business banking fees	—	—	—	—	17	20
Capital markets and foreign exchange fees	—	—	2	1	3	3
Wealth management and trust fees	—	—	—	5	14	15
Other customer-related fees	—	—	6	3	7	5
Total noninterest income from contracts with customers (ASC 606)	—	1	9	9	101	106
Other noninterest income (Non-ASC 606 customer related)	1	—	9	4	38	34
Total customer-related fees	1	1	18	13	139	140
Other noninterest income (non-customer related)	—	—	17	5	18	6
Total noninterest income	1	1	35	18	157	146
Other real estate owned gain from sale	—	—	—	—	1	2
Net interest income	13	13	5	5	555	567
Total income less interest expense	$14	$14	$40	$23	$713	$715
The following schedule presents the noninterest income and net revenue by operating segments for the nine months ended September 30, 2020 and 2019:

	Zions Bank		Amegy		CB&T
(In millions)	2020	2019	2020	2019	2020	2019

Commercial account fees	$32	$30	$28	$25	$17	$17
Card fees	36	38	18	21	10	12
Retail and business banking fees	15	18	11	13	8	10
Capital markets and foreign exchange fees	(1)	—	4	4	—	—
Wealth management and trust fees	16	12	12	9	6	3
Other customer-related fees	2	2	1	1	1	1
Total noninterest income from contracts with customers (ASC 606)	100	100	74	73	42	43
Other noninterest income (Non-ASC 606 customer related)	17	9	25	32	23	19
Total customer-related fees	117	109	99	105	65	62
Other noninterest income (non-customer related)	(1)	1	—	—	1	1
Total noninterest income	116	110	99	105	66	63
Other real estate owned gain from sale	—	3	—	—	1	—
Net interest income	492	517	368	368	381	387
Total income less interest expense	$608	$630	$467	$473	$448	$450

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2020	2019	2020	2019	2020	2019

Commercial account fees	$5	$5	$6	$6	$5	$5
Card fees	7	8	7	9	4	5
Retail and business banking fees	6	6	7	8	3	3
Capital markets and foreign exchange fees	—	—	—	—	—	—
Wealth management and trust fees	2	1	3	3	3	1
Other customer-related fees	1	1	—	1	—	—
Total noninterest income from contracts with customers (ASC 606)	21	21	23	27	15	14
Other noninterest income (Non-ASC 606 customer related)	9	9	8	5	9	5
Total customer-related fees	30	30	31	32	24	19
Other noninterest income (non-customer related)	—	1	—	—	—	—
Total noninterest income	30	31	31	32	24	19
Other real estate owned gain from sale	—	—	—	1	—	—
Net interest income	162	169	110	111	101	102
Total income less interest expense	$192	$200	$141	$144	$125	$121

	TCBW		Other		Consolidated Bank
(In millions)	2020	2019	2020	2019	2020	2019

Commercial account fees	$1	$1	$(1)	$1	$93	$90
Card fees	1	1	—	1	83	95
Retail and business banking fees	—	—	—	—	50	58
Capital markets and foreign exchange fees	—	—	6	5	9	9
Wealth management and trust fees	1	1	1	12	44	42
Other customer-related fees	—	—	14	7	19	13
Total noninterest income from contracts with customers (ASC 606)	3	3	20	26	298	307
Other noninterest income (Non-ASC 606 customer related)	1	1	21	5	113	85
Total customer-related fees	4	4	41	31	411	392
Other noninterest income (non-customer related)	—	—	(3)	15	(3)	18
Total noninterest income	4	4	38	46	408	410
Other real estate owned gain from sale	—	—	—	—	1	4
Net interest income	39	40	12	19	1,665	1,713
Total income less interest expense	$43	$44	$50	$65	$2,074	$2,127
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in Other Assets. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically not significant.
12. RETIREMENT PLANS
The following discloses the net periodic cost (benefit) and its components for the Bank’s pension and other retirement plans:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Interest cost	$—	$1	$2	$4
Expected return on plan assets	—	(2)	(3)	(6)
Pension termination-related expense	—	—	28	1
Amortization of net actuarial loss	—	1	—	1
Net periodic cost	$—	$—	$27	$—
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
13. INCOME TAXES
The effective income tax rate of 18.6% for the third quarter of 2020 was lower than the 2019 third quarter rate of 22.9%. The effective tax rates for the first nine months of 2020 and 2019 were 18.5% and 22.6%, respectively. The income tax rates for 2020 and 2019 were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance, and were increased by the non-deductibility of Federal Deposit Insurance Corporation (“FDIC”) premiums, certain executive compensation, and other fringe benefits. Further, the 2020 tax rates were reduced as a result of the proportional increases in nontaxable items and tax credits relative to pretax book income as compared with the prior year periods.
We had a net deferred tax asset (“DTA”) balance of $32 million at September 30, 2020, compared with $37 million at December 31, 2019. The decrease in the net DTA resulted primarily from the decrease of accrued compensation and an increase in unrealized gains in other comprehensive income ("OCI") related to securities. An increase in the provision for loan losses in excess of net charge-offs, offset some of the overall decrease in DTA.
There is no valuation allowance at September 30, 2020 or December 31, 2019, respectively. We evaluate the DTAs on a regular basis to determine whether a valuation allowance is required. In conducting this evaluation, we have considered all available evidence, both positive and negative, based on the more likely than not criteria that such assets will be realized. This evaluation includes, but is not limited to: (1) available carryback potential to prior tax years; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with DTAs; (3) potential tax planning strategies; and (4) future projected taxable income. Based on this evaluation and considering the weight of the positive evidence compared with the negative evidence, we have concluded that a valuation allowance is not required as of September 30, 2020.
14. NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except shares and per share amounts)	2020	2019	2020	2019

Basic:
Net income	$175	$222	$255	$633
Less common and preferred dividends	64	67	193	194
Undistributed earnings	111	155	62	439
Less undistributed earnings applicable to nonvested shares	1	1	1	2
Undistributed earnings applicable to common shares	110	154	61	437
Distributed earnings applicable to common shares	56	59	168	168
Total earnings applicable to common shares	$166	$213	$229	$605
Weighted average common shares outstanding (in thousands)	163,608	173,160	163,764	178,985
Net earnings per common share	$1.01	$1.23	$1.40	$3.38

Diluted:
Total earnings applicable to common shares	$166	$213	$229	$605
Weighted average common shares outstanding (in thousands)	163,608	173,160	163,764	178,985
Dilutive effect of common stock warrants (in thousands)	—	8,187	2,027	9,293
Dilutive effect of stock options (in thousands)	171	523	238	617
Weighted average diluted common shares outstanding (in thousands)	163,779	181,870	166,029	188,895
Net earnings per common share	$1.01	$1.17	$1.38	$3.20

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2020	2019	2020	2019

Restricted stock and restricted stock units	1,316	1,348	1,347	1,406
Stock options	923	596	878	451

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
We use an internal funds transfer pricing (“FTP”) allocation system to report results of operations for business segments. This process is continually refined. In the third quarter of 2019, we made changes to the FTP process to more accurately reflect the cost of funds for loans. Additionally, in the third quarter of 2020, we allocated the net interest income associated with our Treasury department to the affiliates. Historically, this amount was presented in the "Other" segment. Prior period amounts have been revised to reflect the impact of these changes had they been instituted for the periods presented. Total average loans and deposits presented for the banking segments include insignificant intercompany amounts between banking segments and may also include deposits with the Other segment.
As of September 30, 2020, our banking business is conducted through 7 locally managed and branded segments in distinct geographical areas. Zions Bank operates 95 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. Amegy operates 76 branches in Texas. CB&T operates 85 branches in California. NBAZ operates 56 branches in Arizona. NSB operates 46 branches in Nevada. Vectra operates 34 branches in Colorado and one branch in New Mexico. TCBW operates two branches in Washington and one branch in Oregon.
The accounting policies of the individual operating segments are the same as those of the Bank. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.
The following schedules do not present total assets or income tax expense for each operating segment, but instead present average loans, average deposits and income before income taxes because these are the metrics that management uses when evaluating performance and making decisions pertaining to the operating segments. The condensed statement of income identifies the components of income and expense which affect the operating amounts presented in the Other segment.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information for the three months ended September 30, 2020 and 2019:

	Zions Bank		Amegy		CB&T
(In millions)	2020	2019	2020	2019	2020	2019
SELECTED INCOME STATEMENT DATA
Net interest income	$162	$172	$121	$123	$129	$127
Provision for credit losses	(10)	1	6	18	36	(6)
Net interest income after provision for credit losses	172	171	115	105	93	133
Noninterest income	40	39	32	37	22	23
Noninterest expense	111	114	82	84	74	75
Income (loss) before income taxes	$101	$96	$65	$58	$41	$81
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$14,237	$13,229	$13,476	$12,438	$12,954	$10,819
Total average deposits	19,283	15,736	13,628	11,842	14,462	11,565

	NBAZ		NSB		Vectra
(In millions)	2020	2019	2020	2019	2020	2019
SELECTED INCOME STATEMENT DATA
Net interest income	$54	$56	$37	$37	$34	$34
Provision for credit losses	6	—	(2)	1	18	(3)
Net interest income after provision for credit losses	48	56	39	36	16	37
Noninterest income	9	10	10	11	8	7
Noninterest expense	37	39	35	35	27	27
Income (loss) before income taxes	$20	$27	$14	$12	$(3)	$17
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,305	$4,769	$3,310	$2,708	$3,542	$3,161
Total average deposits	5,996	5,028	5,704	4,547	3,838	2,866

	TCBW		Other		Consolidated Bank
(In millions)	2020	2019	2020	2019	2020	2019
SELECTED INCOME STATEMENT DATA
Net interest income	$13	$13	$5	$5	$555	$567
Provision for credit losses	1	(2)	—	1	55	10
Net interest income after provision for credit losses	12	15	5	4	500	557
Noninterest income	1	1	35	18	157	146
Noninterest expense	5	5	71	36	442	415
Income (loss) before income taxes	$8	$11	$(31)	$(14)	$215	$288
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,550	$1,235	$619	$469	$54,993	$48,828
Total average deposits	1,316	1,097	2,275	2,603	66,502	55,284

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information for the nine months ended September 30, 2020 and 2019:

	Zions Bank		Amegy		CB&T
(In millions)	2020	2019	2020	2019	2020	2019
SELECTED INCOME STATEMENT DATA
Net interest income	$492	$517	$368	$368	$381	$387
Provision for credit losses	84	27	133	(5)	120	6
Net interest income after provision for credit losses	408	490	235	373	261	381
Noninterest income	116	110	99	105	66	63
Noninterest expense	332	351	243	258	225	239
Income (loss) before income taxes	$192	$249	$91	$220	$102	$205
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$13,821	$13,079	$13,149	$12,186	$12,170	$10,745
Total average deposits	17,735	15,406	12,775	11,549	13,375	11,408

	NBAZ		NSB		Vectra
(In millions)	2020	2019	2020	2019	2020	2019
SELECTED INCOME STATEMENT DATA
Net interest income	$162	$169	$110	$111	$101	$102
Provision for credit losses	41	5	49	—	41	3
Net interest income after provision for credit losses	121	164	61	111	60	99
Noninterest income	30	31	31	32	24	19
Noninterest expense	109	116	105	109	80	82
Income (loss) before income taxes	$42	$79	$(13)	$34	$4	$36
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,097	$4,788	$3,066	$2,594	$3,379	$3,107
Total average deposits	5,608	4,990	5,313	4,428	3,497	2,833

	TCBW		Other		Consolidated Bank
(In millions)	2020	2019	2020	2019	2020	2019
SELECTED INCOME STATEMENT DATA
Net interest income	$39	$40	$12	$19	$1,665	$1,713
Provision for credit losses	10	—	3	(1)	481	35
Net interest income after provision for credit losses	29	40	9	20	1,184	1,678
Noninterest income	4	4	38	46	408	410
Noninterest expense	16	17	169	98	1,279	1,270
Income (loss) before income taxes	$17	$27	$(122)	$(32)	$313	$818
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,431	$1,183	$581	$432	$52,694	$48,114
Total average deposits	1,216	1,075	2,634	2,832	62,153	54,521

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate and market risks are among the most significant risks regularly undertaken by us, and they are closely monitored as previously discussed. A discussion regarding our management of interest rate and market risk is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
The Bank’s management, with the participation of the Bank’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Bank’s disclosure controls and procedures as of September 30, 2020. Based on that evaluation, the Bank’s Chief Executive Officer and Chief Financial Officer concluded that the Bank’s disclosure controls and procedures were effective as of September 30, 2020. There were no changes in the Bank’s

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
internal control over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes the Bank’s share repurchases for the third quarter of 2020:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan (in millions)

July	—	$—	—	$—
August	364	32.08	—	—
September	—	—	—	—
Third quarter	364	32.08	—
1 Represents common shares acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options under provisions of an employee share-based compensation plan.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
a.Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

10.1	Fourth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated September 11, 2020, effective January 1, 2020 (filed herewith).

10.2	Fifth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated September 11, 2020, effective January 1, 2020 (filed herewith).

10.3	Sixth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated September 11, 2020, effective October 1, 2020 (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in Inline XBRL (i) the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (ii) the Consolidated Statements of Income for the three months ended September 30, 2020 and September 30, 2019 and the nine months ended September 30, 2020 and September 30, 2019, (iii) the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2020 and September 30, 2019 and the nine months ended September 30, 2020 and September 30, 2019, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2020 and September 30, 2019 and the nine months ended September 30, 2020 and September 30, 2019, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019 and (vi) the Notes to Consolidated Financial Statement (filed herewith).

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.
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
Date: November 4, 2020