Form 10-K
period 2020-12-31
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2021-02-25
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate Market Value of Common Stock Held by Non-affiliates at June 30, 2020                $5,470,950,404
Number of Common Shares Outstanding at February 8, 2021                             164,214,100 shares
Documents Incorporated by Reference: Part III of this Annual Report on Form 10-K incorporates by reference specified portions of Zions Bancorporation, National Association's Proxy Statement for its 2021 Annual Meeting of Shareholders, which the registrant anticipates will be filed with the Securities and Exchange Commission approximately March 18, 2021.

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
These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Actual results and outcomes may differ materially from those presented, either expressed or implied, due to various factors including, but not limited to, those presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Risk Factors in this Form 10-K.
Although there can be no assurance that any list of risks and uncertainties is complete, important factors that may cause such material differences are often related to changes in general economic, regulatory, and industry conditions; changes and uncertainties in fiscal, monetary, regulatory, trade and tax policies and legislative and regulatory changes, including the broad changes that often occur as a result of a new presidential administration; changes in interest rates and uncertainty regarding the transition away from the London Interbank Offered Rate (“LIBOR”) toward other alternative reference rates; the quality and composition of our loan and securities portfolios; competitive pressures and other factors that may affect aspects of our business, such as pricing and demand for our products and services; our ability to execute our strategic plans, manage our risks, and achieve our business objectives; our ability to develop and maintain information security systems and controls designed to guard against fraud, cyber and privacy risks; and the effects of the COVID-19 pandemic and similar outbreaks that may occur in the future and governmental responses to such matters.
We caution against undue reliance on forward-looking statements, which reflect our views only as of the date they are made. Except to the extent required by law, we specifically disclaim any obligation to update any factors or to publicly announce the revisions to any of the forward-looking statements included herein to reflect future events or developments.
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	Basel Committee	Basel Committee on Banking Supervision
AFS	Available-for-Sale	BOLI	Bank-Owned Life Insurance
ALCO	Asset/Liability Committee	bps	basis points
ALLL	Allowance for Loan and Lease Losses	CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association
ALM	Asset Liability Management	CCAR	Comprehensive Capital Analysis
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	CECL	Current Expected Credit Loss
AOCI	Accumulated Other Comprehensive Income	CET1	Common Equity Tier 1 (Basel III)
ASC	Accounting Standards Codification	CFPB	Consumer Financial Protection Bureau
ASU	Accounting Standards Update	CLTV	Combined Loan-to-Value Ratio
ATM	Automated Teller Machine	CMC	Capital Management Committee

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

COSO	Committee of Sponsoring Organizations of the Treadway Commission	Municipalities	State and Local Governments
CRA	Community Reinvestment Act	NASDAQ	National Association of Securities Dealers Automated Quotations
Crapo Bill	Economic Growth, Regulatory Relief, and Consumer Protection Act	NAV	Net Asset Value
CRE	Commercial Real Estate	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
CSA	Credit Support Annex	NIM	Net Interest Margin
CSV	Cash Surrender Value	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
CVA	Credit Valuation Adjustment	OCC	Office of the Comptroller of the Currency
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	OCI	Other Comprehensive Income
DTA	Deferred Tax Asset	OREO	Other Real Estate Owned
DTL	Deferred Tax Liability	PCAOB	Public Company Accounting Oversight Board
EaR	Earnings at Risk	PEI	Private Equity Investment
ERM	Enterprise Risk Management	PPNR	Pre-provision Net Revenue
ERMC	Enterprise Risk Management Committee	PPP	Paycheck Protection Program
EVE	Economic Value of Equity at Risk	PPPLF	Payroll Protection Program Liquidity Facility
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	ROC	Risk Oversight Committee
FASB	Financial Accounting Standards Board	ROU	Right-of-Use
FDIC	Federal Deposit Insurance Corporation	RULC	Reserve for Unfunded Lending Commitments
FDICIA	Federal Deposit Insurance Corporation Improvement Act	S&P	Standard and Poor's
FHLB	Federal Home Loan Bank	SBA	Small Business Administration
FINRA	Financial Industry Regulatory Authority	SBIC	Small Business Investment Company
FSOC	Financial Stability Oversight Council	SEC	Securities and Exchange Commission
FTP	Funds Transfer Pricing	SIFI	Systemically Important Financial Institution
GAAP	Generally Accepted Accounting Principles	SOFR	Secured Overnight Financing Rate
HECL	Home Equity Credit Line	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
HTM	Held-to-Maturity	TDR	Troubled Debt Restructuring
IMG	International Manufacturing Group	Tier 1	Common Equity Tier 1 (Basel III) and Additional Tier 1 Capital
ISDA	International Swaps and Derivative Association	U.S.	United States
LCR	Liquidity Coverage Ratio	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
LIBOR	London Interbank Offered Rate	VIE	Variable Interest Entity
MD&A	Management’s Discussion and Analysis	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association

ITEM 1.    BUSINESS
DESCRIPTION OF BUSINESS
Zions Bancorporation, National Association and its subsidiaries (collectively “Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”) together comprise a bank headquartered in Salt Lake City, Utah with assets of $81 billion at December 31, 2020, and annual net revenue of $2.8 billion for the year 2020. We provide a wide range of banking products and related services, primarily in the states of Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. We have over one million customers, served by our 422

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
branches at year-end 2020. We had 9,678 full-time equivalent employees at December 31, 2020. At year end, we had a strong capital position, with a Common Equity Tier 1 (“CET1”) capital to total risk-weighted assets ratio of 10.8%. When combined with our allowance for credit losses (“ACL”), this ratio was one of the highest among peer banks.
We conduct our operations primarily through seven separately managed “affiliates,” or “affiliate banks,” each with its own local branding and management team. These affiliate banks comprise our primary business segments as referred to throughout this document. We emphasize local authority and responsibility, local pricing, and customization of certain products (as applicable), designed to maximize customer satisfaction and strengthen community relations. For further information about our segments, see “Business Segment Results” on page 46 in MD&A and Note 22 of the Notes to Consolidated Financial Statements.
We are focused on the communities in our geographic footprint, as well as providing banking services to businesses and their owners and executives in those communities with whom relationships are particularly important. Our experienced bankers develop long-lasting relationships with our customers by providing valuable advice and award-winning service. Such relationships are further enhanced by many of the high-quality digital products we offer. Building such relationships is essential to maintaining and improving upon our high-quality deposit franchise. Currently, we have one of the lowest costs of deposits and one of the highest proportions of noninterest-bearing demand deposits among peer banks.
PRODUCTS AND SERVICES
We provide the following banking products and services:
•corporate banking;
•commercial banking, including a focus on small- and medium-sized businesses;
•commercial real estate banking;
•municipal and public finance services;
•retail banking, including residential mortgages;
•trust services;
•wealth management and private client banking; and
•capital markets products and services.
COMPETITION
We operate in a highly competitive environment. Our most direct competition for loans and deposits comes from other commercial banks, credit unions, and thrifts, including financial institutions that do not have a physical presence in our market footprint, but solicit business via the Internet and other means. In addition, we compete with finance companies, mutual fund companies, insurance companies, brokerage firms, securities dealers, investment banking companies, financial technology and other nontraditional lending and banking companies, and a variety of other types of companies. These companies may have fewer regulatory constraints, and some have lower cost structures or tax burdens.
The primary components of our business that we believe differentiate us from our competitors are the quality of service delivered, our local community knowledge, convenience of office locations, online banking functionality and other delivery methods, range of products offered, pricing, and the overall relationship with our clients. We strive to compete effectively in all of these areas to remain successful.
SUPERVISION AND REGULATION
This section describes the material elements of selected laws and regulations applicable to us. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
regulations described. Changes in applicable laws or regulations, and in their application by regulatory agencies cannot be predicted; however, they may have a material effect on our business and results.
On September 30, 2018, we completed the merger of Zions Bancorporation, our former holding company, with and into Zions Bancorporation, N.A., sometimes referred to herein as the “restructuring.” More information about the restructuring and its effects can be found in the proxy statement filed by Zions Bancorporation with the SEC on July 24, 2018. In connection with completing the restructuring, we also received approval of an application filed with the Financial Stability Oversight Council (“FSOC”) seeking a determination that we are not “systemically important” as defined by provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”).
The banking and financial services business in which we engage is highly regulated. Such regulation is intended to improve the stability of banking and financial companies and to protect the interests of customers and taxpayers. These regulations are not generally intended to protect the interests of our shareholders or creditors, and may have the consequence of reducing returns to our shareholders. Banking laws and regulations have given financial regulators expanded powers over many aspects of the financial services industry, which have reduced, and may continue to reduce, returns earned by shareholders.
Legislative changes to laws governing the financial industry occur frequently. Some of this legislation materially affects the manner in which we and other financial institutions operate, including increasing the costs and other burdens of conducting our businesses. In addition, the banking agencies regularly promulgate new regulations or modify existing regulations, which also have significant impact on the financial industry. The content and impact of such regulatory changes cannot presently be determined. We are committed to both satisfying regulatory expectations and providing attractive shareholder returns. However, given the ever-evolving regulatory environment, the results of these efforts cannot yet be known.
General
We are subject to the provisions of the National Bank Act and other statutes governing national banks, as well as the rules and regulations of the OCC, the CFPB, and the FDIC. We are also subject to examination and supervision by the OCC and examination by the CFPB in respect of federal consumer financial regulations. We, as well as some of our subsidiaries, are also subject to regulation by other federal and state agencies. These regulatory agencies may exert considerable influence over our activities through their supervisory and examination roles. Our brokerage and investment advisory subsidiaries are regulated by the SEC, Financial Industry Regulatory Authority (“FINRA”), and state securities regulators.
The National Bank Act
Prior to the restructuring, Zions Bancorporation’s corporate affairs were governed by Utah state law, and securities law matters were governed by the federal securities laws, including the Securities Act of 1933 (“Securities Act”) and the Securities Exchange Act of 1934 (“Exchange Act”), as administered by the SEC. Each of these legal frameworks is well-developed and used widely by public companies.
Following the restructuring, our corporate affairs are governed by the National Bank Act and related regulations administered by the OCC. With respect to securities matters, we are not subject to the Securities Act, but are subject to OCC regulations governing securities offerings. Our common stock and certain other securities are registered, or deemed registered, under the Exchange Act, which vests the OCC with the power to administer and enforce certain sections of the Exchange Act applicable to banks, though we continue to make filings required by the Exchange Act with the SEC as a voluntary filer. These statutory and regulatory frameworks are not as well-developed as the corporate and securities law frameworks applicable to many other publicly held corporations.
The Dodd-Frank Act
The Dodd-Frank Act and related regulations broadly affect the financial services industry. Among other things, the Dodd-Frank Act involves mandatory divestiture of certain equity investments, increased regulation of executive and incentive-based compensation, increased bank fees to regulatory agencies, and numerous other provisions aimed at strengthening the sound operation of the financial services sector. Regulations promulgated under the Dodd-Frank

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Act require many banks to maintain greater levels of capital and liquid assets and adhere to the annual Comprehensive Capital Analysis (“CCAR”) process administered by the Federal Reserve Bank (“FRB”). As a result of the restructuring and FSOC approval, we are no longer subject to these capital and CCAR requirements. However, we continue to conduct internal stress testing and capital management measures that are similar to CCAR requirements, and remain subject to other regulatory requirements that may reduce our flexibility to return capital to shareholders and respond to other market developments and opportunities. These regulatory requirements include the OCC’s heightened standard guidelines, which establish minimum standards for certain large insured financial institutions, such as us, for the design and implementation of a risk governance framework and for board oversight of such framework’s design and implementation.
We also remain subject to the Dodd-Frank Act’s provisions and related regulations that affect the fees we must pay to regulatory agencies and the pricing of certain products and services, including debit card interchange fees and the assessment base for federal deposit insurance, among others.
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
We, and other companies subject to the Dodd-Frank Act, must adhere to requirements regarding the time, manner, and form of compensation given to key executives and other personnel receiving incentive compensation. These restrictions include documentation and governance, deferral, risk-balancing, and clawback requirements. Any deficiencies in compensation practices may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or engage in other activities, or could result in regulatory enforcement actions.
Capital Standards – Basel Framework
The Basel III capital rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios and also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios. The Basel III capital rules, among other things, (1) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (2) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (3) applied most deductions/adjustments to regulatory capital measures to CET1 and not to the other components of capital, thus potentially requiring higher levels of CET1 in order to meet minimum ratios, and (4) expanded the scope of the deductions/adjustments from capital, as compared with prior regulations.
Under the Basel III capital rules, the minimum capital ratio requirements are as follows:
•4.5% CET1 to risk-weighted assets;
•6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets;
•8.0% Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets; and
•4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).
The Basel III capital rules also require us to maintain a 2.5% “capital conservation buffer” designed to absorb losses during periods of economic stress, composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of at least 7.0%, (2) Tier 1 capital to risk-weighted assets of at least 8.5%, and (3) Total capital to risk-weighted assets of at least 10.5%. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The severity of the constraint depends on the amount of the shortfall and the institution’s “eligible retained income” (that is four quarter trailing net income, net of distributions and tax effect not reflected in net income).
The Basel III capital rules also prescribed a standardized approach for calculating risk-weighted assets that expanded the risk-weighting categories from Basel I-derived categories (0%, 20%, 50%, and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, to 1,250% for certain securitization exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the Basel III capital rules provided more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increased the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.
On July 9, 2019, the federal banking agencies issued a final rule to simplify certain aspects of the regulatory capital rules for “nonadvanced approach” banking organizations. The final rule simplifies the regulatory capital requirements for mortgage servicing assets, certain deferred tax assets arising from temporary differences, and investments in the capital of unconsolidated financial institutions. The final rule replaces multiple deduction thresholds with a single 25% deduction threshold for each of these categories and requires that a 250% risk weight be applied to mortgage servicing assets and deferred tax assets that are not deducted from capital.
As allowed under the Basel III capital rules, we made a one-time permanent election as of January 1, 2015 to exclude the effects of accumulated other comprehensive income (“AOCI”) items in determining regulatory capital and capital ratios.
Basel III also required additional regulatory capital disclosures to be made that are commonly referred to as “Pillar 3” disclosures. These disclosures require us to make prescribed regulatory disclosures on a quarterly basis regarding our capital structure adequacy and risk-weighted assets. We began publishing these Pillar 3 disclosures in 2015, and such disclosures are available on our website.
The Basel Committee has issued a series of updates that propose other changes to capital regulations. In one of these, the Basel Committee finalized a revised framework for calculating minimum capital requirements for market risk, with an effective date for reporting under the revised framework for market risk capital of January 1, 2022. We are currently not subject to the market risk capital rules as we do not engage in substantial trading activity. The U.S. federal bank regulatory agencies have not yet proposed rules implementing these revisions for U.S. banking organizations. We met all capital adequacy requirements under the Basel III capital rules as of December 31, 2020.
Capital Planning and Stress Testing
We continue to utilize stress testing as an important mechanism to inform our decisions on the appropriate level of capital, based upon actual and hypothetically stressed economic conditions. The stress test results reflect a set of forward-looking stress tests based upon hypothetical economic scenarios generated in conjunction with Moody's Analytics. Moody’s Protracted Slump scenario, a downside 4% scenario, is the primary stress scenario we considered for our internal stress scenario, certain variables of which we adjusted to test certain idiosyncrasies that may be unique to us. Detailed disclosure of our historical internal stress test results can be found on our website. The 2020 internal stress test included hypothetical scenarios reflective of the ongoing economic impact of the COVID-19 pandemic. The results of the stress test indicated that we would maintain capital ratios at levels adequate for our risk profile throughout the nine-quarter horizon for the hypothetical stress test.
Liquidity
Historically, regulation and monitoring of bank liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. However, in January 2016, the FRB and other banking regulators enacted final rules (“Final Liquidity Coverage Ratio (“LCR”) Rule”) implementing a U.S. version of the Basel Committee’s LCR requirement. The LCR is intended to ensure that banks hold sufficient amounts of securities and other liquid assets to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario. The Final LCR Rule applies to large, internationally active banking organizations (those

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
with at least $250 billion in total assets or at least $10 billion in on-balance sheet foreign exposure). While the Final LCR Rule does not apply to us, we manage liquidity in accordance with the Basel III liquidity requirements. Furthermore, we utilize internal liquidity stress tests as our primary tool for establishing and managing liquidity guidelines including, but not limited to, holdings of investment securities and other liquid assets, maintaining levels of readily available contingency funding, concentrations of funding sources, and maturity profile of liabilities.
Financial Privacy and Cyber Security
The federal banking regulators have enacted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties, including provisions of the Gramm-Leach-Bliley Act, which require financial institutions to disclose privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.
In October 2016, the federal banking regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that is intended to increase the operational resilience of large and interconnected entities under their supervision. Although the joint proposal was withdrawn in early 2020, cybersecurity remains a regulatory priority and is likely to be the subject of future rulemaking.
State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have enacted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. In June 2018, the California legislature passed the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020. On November 3, 2020, the CCPA was amended and expanded by the approval of California ballot initiative, Proposition 24, known as the California Privacy Rights Act (the “CPRA”). The CCPA, as amended, covers businesses that obtain or access personal information on California residents, grants them enhanced privacy rights and control over their personal information, and imposes significant requirements on covered companies with respect to individual data privacy rights. Some of the rights afforded to California residents also extend to California employees, though the CPRA amendments now exempt certain employee information and employer usage from some of the CPRA provisions until at least January 1, 2023. Other states have implemented, or are considering, similar privacy laws. We expect this trend of state-level activity to continue and are continually monitoring developments in the states in which we operate.
In May 2018, the General Data Protection Regulation (the “GDPR”) established new requirements regarding the handling of personal data of European Union (“EU”) residents. We believe the applicability of the GDPR to us is minimal as we do not offer goods or services to EU residents or monitor their behaviors. Data and cybersecurity laws and regulations are evolving rapidly, remain a focus of state and federal regulators, and will continue to have a significant impact on our risk management practices.
Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires each federal banking agency to take prompt corrective action to resolve the problems of insured depository institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the FDIC promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, undercapitalized, significantly under-capitalized, and critically under-capitalized. Under the prompt corrective action provisions of FDICIA as modified

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
by the Basel III capital rules, an insured depository institution will generally be classified as well-capitalized if it has a CET1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, a total capital ratio of at least 10% and a Tier 1 leverage ratio of at least 5%. In addition, an insured depository institution will generally be classified as under-capitalized if its CET1 ratio is under 4.5%, its total risk-based capital ratio is less than 8%, its Tier 1 risk-based capital ratio is less than 6%, or its Tier 1 leverage ratio is less than 4%. An institution that, based upon its capital levels, is classified as “well-capitalized,” “adequately capitalized,” or “under-capitalized,” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on payment of dividends and restrictions on the acceptance of brokered deposits. Furthermore, if a bank is classified in one of the under-capitalized categories, it is required to submit a capital restoration plan to the federal bank regulator.
Other Regulations
We are subject to a wide range of other requirements and restrictions contained in both the laws of the U.S. and the states in which we and our subsidiaries operate. These regulations include but are not limited to the following:
•Limitations on dividends payable to shareholders. Our ability to pay dividends on both our common and preferred stock is subject to regulatory restrictions. See Note 15 of the Notes to Consolidated Financial Statements for additional information.
•Safety and soundness standards prescribed in the FDICIA, including standards related to internal controls, information systems, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, as well as other operational and management standards deemed appropriate by the federal banking agencies. The safety and soundness requirements give bank regulatory agencies significant latitude in their supervisory authority over us.
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
•Broker-dealer and investment advisory regulations. One of our subsidiaries is a broker-dealer that is authorized to engage in securities underwriting and other broker-dealer activities. This company is registered with the SEC and is a member of FINRA. Another subsidiary is a registered investment adviser under the Investment Advisers Act of 1940, as amended, and as such, is supervised by the SEC. Certain of our subsidiaries are also subject to various U.S. federal and state laws and regulations. These laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws.
•Community Reinvestment Act (“CRA”) requirements. The CRA requires banks to help serve the credit needs in their communities, including providing credit to low- and moderate-income individuals. If we fail to adequately serve our communities, penalties may be imposed including denials of applications to add branches, relocate, add subsidiaries and affiliates, and merge with or purchase other financial institutions.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
We are subject to the Sarbanes-Oxley Act of 2002, certain provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The National Association of Securities Dealers Automated Quotations (“NASDAQ”) has also enacted corporate governance rules, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and their directors.
Our Board of Directors has overseen management’s establishment of a comprehensive system of corporate governance and risk practices. This system includes policies and guidelines such as Corporate Governance Guidelines; a Code of Business Conduct and Ethics for Employees; a Directors Code of Conduct; a Related Party Transaction Policy; Stock Ownership and Retention Guidelines; a Compensation Clawback Policy; an insider trading policy including provisions prohibiting hedging and placing restrictions on the pledging of bank stock by insiders; and charters for the Executive, Audit, Risk Oversight, Compensation, and Nominating and Corporate Governance Committees. More information on our corporate governance practices is available on our website at www.zionsbancorporation.com. Our website is not part of this Annual Report on Form 10-K.
We have adopted policies, procedures and controls to address compliance with the requirements of the banking, securities, and other laws and regulations described above or otherwise applicable to us. Management monitors these laws and regulations and regularly reviews and updates its policies, procedures and controls in anticipation of industry and regulatory changes.
Regulators, Congress, state legislatures, and international consultative bodies continue to enact rules, laws, and policies to regulate the financial services industry and public companies and to protect consumers and investors. The nature of these laws and regulations and the effect of such policies on our future business and earnings results cannot be predicted.
GOVERNMENT MONETARY AND FISCAL POLICIES AND ACTIONS
Our business and earnings results are affected not only by general economic conditions, but also by policies enacted by various governmental authorities. We are particularly affected by the monetary and fiscal policies of the FRB, including the current low level of both short-term and long-term interest rates and the national supply of bank credit. We are also affected by the actions of various governmental authorities in response to the economic effects of terrorism or other geopolitical instabilities, natural disasters, severe weather conditions, and public health emergencies, such as the economic stimulus programs included in the 2020 Coronavirus Aid, Relief, and Economic Security (“CARES”) Act resulting from the COVID-19 pandemic.
In view of the changing conditions in the economy and the effect of such policies, it is difficult to predict future changes in loan demand, deposit levels and interest rates, or their effect on our business and earnings. Monetary, fiscal, and other policy initiatives and actions have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.
HUMAN CAPITAL MANAGEMENT
We are proud of our employees who bring their unique, diverse talents to work each day. Our management and Board value our employees and are committed to identifying, recognizing, and creating fulfilling opportunities for people within our organization, and rewarding them for their contributions to our success.
COVID-19 has had a significant impact on how we work and the work we perform. At the outset of the pandemic, we quickly transitioned more than 70% of our employees to working remotely and implemented safety procedures

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
and policies to keep our branch employees as safe as possible while they performed essential in-person services. We were also heavily involved in supporting customers with PPP loans, rewarding employees directly involved in the effort with meaningful incentives, and paying $1,000 bonuses to all our employees with salaries less than $150,000 for supporting this important effort.
Our total full-time equivalent employees at December 31, 2020 was 9,678, a decrease of 5% from the prior year period. The following schedule describes certain demographic attributes of our employees.
Schedule 1

	Women	Minorities
Employee Roles
Management	51%	27%
Non-management	60%	37%
Overall	58%	35%
We have an exceptional team of women senior leaders that was recognized as one of five “Top Teams” for 2020 in American Banker magazine’s issue of the “Most Powerful Women in Banking and Finance.” This year marks the fifth time we have been honored as a Top Team. Additionally, in the November 2020 issue of American Banker magazine, we were honored among 85 of the “Best Banks to Work For in 2020,” and we ranked sixth among large banks with assets greater than $10 billion. We have been recognized on this list for all eight years of its existence.
We manage our human capital through the following programs and initiatives:
Cultivating a diverse, equitable, and inclusive environment for our customers and our employees
We believe in an environment where people are respected and valued, regardless of their differences, along with a talented workforce that reflects our diverse communities. We also believe that our performance is stronger when we are able to draw upon the talents and experience of a diverse team of employees.
Our 2020 Corporate Responsibility Report highlights several achievements in this area. For example, our Banker Development Program, College Internship Program, and Mentor Program have significant participation from women and minorities.
Throughout the organization, employee business resource groups foster a sense of community and enable greater connectivity and support among employees through forum meetings and discussions. This includes groups for African Americans, Hispanic/Latinx, LGBTQIA, and women, among others. These groups are open to all employees and offer networking and initiatives that support our commitment to diversity, both internally and externally.
Attracting and developing talent for long-term success
We are committed to recruiting and retaining the most qualified individuals who reflect the diversity of the markets we serve, to helping our employees grow in their careers, and to actively developing talent for future leadership opportunities. As we attract and hire talent, we proactively consider the demand for competencies that will be needed within the workforce of the future.
We are proud to offer more than 2,000 learning options for employees to create tailored learning plans for personal and professional development. We make available new manager programs, tuition reimbursement, education sponsorship opportunities, job shadowing, coaching, and formal mentoring programs. Our talent development program and individual development plans focus on education, experience, and exposure to help create well-rounded, successful employees.
Recognizing, engaging, and rewarding our employees
We support a culture of integrity, engagement, and achievement through comprehensive rewards and recognition. Our programs are designed to enhance the employee experience, drive retention, promote recognition, and reward

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
high performance. We provide meaningful upside opportunities for those who take accountability for business objectives that help us deliver superior results while reducing risk.
We routinely assess pay equity among employees across our organization by analyzing potential disparities in pay based on gender, minority status, and other factors. These actions help us compensate employees fairly. During 2020, we enlisted the services of an independent third party who found that after adjusting for relevant variables such as education, experience, and geography, women are paid, on average, approximately 99% of what men are paid, and minorities are paid approximately 98% of what non-minorities are paid. In a relatively few cases, we identified outlier situations that have been subsequently addressed.
Our employees provide regular feedback through our robust listening strategy, which includes quarterly leadership calls, biannual employee opinion surveys, and targeted focus groups. These forums for employee input continue to help strengthen working relationships with managers, improve clarity of organizational purpose and goals, and reinforce our guiding principles and code of business conduct and ethics.
Finally, we value work-life balance and strive to create a work environment that supports our employees with mental, physical, social, and financial wellness. Some of our key benefits include the following:
•Corporate match for our 401(k) plan of 4.5% of earnings, plus annual profit-sharing contributions;
•Health care plan options including behavioral health, wellness, and autism spectrum disorder services;
•Preventive prescription drug coverage not subject to deductibles;
•Paid parental program allowing time off for mothers, fathers, and domestic partners;
•Adoption assistance program; and
•Company paid time off for charitable contributions to our giving campaign and volunteer opportunities.
ITEM 1A.    RISK FACTORS
Our growth strategy is driven by key factors while adhering to defined risk parameters. The key elements of our strategy reflect our prudent risk-taking philosophy. We generate revenue by taking prudent and appropriately priced risks. These factors are outlined in our Risk Management Framework.
Our Board of Directors has established an Audit Committee, a Compensation Committee, and a Risk Oversight Committee of the Board, approved a Risk Management Framework, and appointed an Enterprise Risk Management Committee (“ERMC”) to oversee and implement the Risk Management Framework. The ERMC is comprised of senior management and is chaired by the Chief Risk Officer. Our most material risk exposure has traditionally come from the acceptance of credit risk inherent in extensions of credit to relationship customers. In addition to credit risk, these committees also monitor the following level one risk areas: market and interest rate risk; liquidity risk; strategic and business risk; operational risk; technology risk; cyber risk; capital/financial reporting risk; legal/compliance risk (including regulatory risk); and reputational risk, as outlined in our risk taxonomy. Although not a specific risk identified in our risk taxonomy, an additional risk factor related to the COVID-19 pandemic has been added below. Additional governance and oversight include Board-approved policies and management committees with direct focus on these specific risk categories.
Although not comprehensive, the following describes several risk factors that are material to us:
Credit Risk
Credit quality has adversely affected us in the past and may adversely affect us in the future.
Credit risk is one of our most significant risks. A decline in the strength of the U.S. economy in general or the local economies in which we conduct operations could result in, among other things, deterioration in credit quality and/or reduced demand for credit, including a resultant adverse effect on the income from our loan portfolio, an increase in charge-offs, and an increase in the ACL.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We have concentrations of risk in our loan portfolio, including loans secured by real estate, oil and gas-related lending, and leveraged and enterprise value lending, which may have unique risk characteristics that may adversely affect our results.
Concentration or counterparty risk could adversely affect us. Concentration risk across our loan and investment portfolios could pose significant additional credit risk to us due to exposures which perform in a similar fashion. Counterparty risk could also pose additional credit risk.
We engage in commercial term real estate lending, as well as construction and land acquisition and development lending, primarily in our Western states footprint. We also have a concentration in oil and gas-related lending, primarily in Texas. Both commercial real estate (“CRE”) and oil and gas-related lending are subject to specific risks, including volatility and potential significant and prolonged declines in collateral values and activity levels. Because our real estate lending is concentrated in the Western states, collateral values in that area may behave differently than in other parts of the U.S. We may have other unidentified concentrated or correlated risks in our loan portfolio.
Our business is highly correlated to local economic conditions in a specific geographic region of the U.S.
We provide a wide range of banking products and related services through our local management teams and unique brands in Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. Approximately 74% of our total net interest income relates to our banking operations in Utah/Idaho, Texas, and California for both of the years ended December 31, 2020 and December 31, 2019, respectively. As a result of this geographic concentration, our financial results depend largely upon economic conditions in these market areas. Accordingly, adverse economic conditions affecting these three states in particular could significantly affect our consolidated operations and financial results. For example, our credit risk could be elevated to the extent that our lending practices in these three states focus on borrowers or groups of borrowers with similar economic characteristics, which are similarly affected by the same adverse economic events. At December 31, 2020, loan balances associated with our banking operations in Utah/Idaho, Texas, and California comprised 76% of our commercial lending portfolio, 73% of the CRE lending portfolio, and 70% of the consumer lending portfolio.
We could be negatively affected by adverse economic conditions.
Adverse economic conditions negatively affect our business, including our loan and securities portfolios, capital levels, results of operations, and financial condition. Most recently, the COVID-19 pandemic has created significant uncertainties and disruptions in the U.S. and global economies, including widespread effects on our customers, business, financial results, and overall condition. These conditions have adversely affected, and may continue to affect, some of our customer's ability to make timely payments on obligations, particularly in industries hard hit by the pandemic, such as hospitality, retail, and commercial real estate. Pandemic conditions have also reduced certain types of fee income due to reduced loan origination activity and credit card spending. Government stimulus and other programs designed to support the U.S. and global economies during the pandemic, which have provided additional liquidity to individuals and small businesses, and have contributed to increased deposits, may be discontinued or may not be sufficient to improve these conditions. Any sustained weakness or further weakening in economic conditions would adversely affect us.
For information about how we manage credit risk, see “Credit Risk Management” on page 55 in MD&A.
Market and Interest Rate Risk
Failure to effectively manage our interest rate risk and prolonged periods of low interest rates could adversely affect our results.
Net interest income is the largest component of our revenue. A prolonged period of low interest rates, such as the one that exists today, has a materially adverse impact on our net interest income and results in declining net interest margins. Interest rate risk is managed by the Asset Liability Management Committee. Factors beyond our control can significantly influence the interest rate environment and increase our risk. These factors include competitive pricing pressures for our loans and deposits, adverse shifts in the mix of deposits and other funding sources, and volatile market interest rates resulting from general economic conditions and the policies of governmental and

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
regulatory agencies, in particular the FRB. As interest rates on earning assets decline, our cost of funds may not decline commensurately.
Some components of our balance sheet are very sensitive to rising and falling rates. On an ongoing basis, we use various strategies to manage our interest rate risk, such as entering into interest rate swaps, caps and floors.
Interest rates on our financial instruments might be subject to change based on developments related to LIBOR, which could adversely impact our revenue, expenses, and value of those financial instruments.
In July 2017, the Financial Conduct Authority, the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. LIBOR makes up the most liquid and common interest rate index in the world and is commonly referenced in financial instruments. We have exposure to LIBOR in a variety of our financial contracts. Instruments that may be impacted include loans, securities, and derivatives, among other financial contracts indexed to LIBOR and that mature after December 31, 2021.
While there is no consensus on what reference rate or rates may become acceptable alternatives to LIBOR, in May 2018, the Alternative Reference Rates Committee, a steering committee comprised of U.S. financial market participants, selected by the Federal Reserve Bank of New York, started to publish the Secured Overnight Financing Rate (“SOFR”) as an alternative to LIBOR. SOFR is a broad measure of the cost of overnight borrowings collateralized by Treasury securities that was selected by the Alternative Reference Rates Committee due to the depth and robustness of the U.S. Treasury repurchase market. At this time, it is not certain whether SOFR will become an accepted alternative to LIBOR, especially for the types of commercial loans that constitute a major portion of our loan portfolio.
The market transition away from LIBOR to an alternative reference rate, such as SOFR, is complex and could have a range of adverse effects on our business, financial condition, and results of operations. In particular, any such transition could:
•adversely affect the interest rates paid or received on, and the value of, our floating-rate obligations, loans, deposits, derivatives, and other financial instruments indexed to LIBOR, or other securities or financial arrangements given LIBOR’s dominant role in determining market interest rates globally;
•result in a replacement rate for LIBOR that does not adjust for changes in the credit environment and does not have a term structure;
•prompt inquiries or other actions from regulators with respect to our preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based loans and securities; and
•require the transition to, or development of, appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR.
The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment and trading securities portfolios, asset-liability management, and business, is uncertain.
For further information about how we manage LIBOR, market and interest rate risk, see “Interest Rate and Market Risk Management” on page 67 in MD&A.
Liquidity Risk
We and the holders of our securities could be adversely affected by unfavorable rating actions from rating agencies.
Our ability to access the capital markets is important to our overall funding profile. This access is affected by the ratings assigned to us by rating agencies and particular classes of securities that we issue. The rates we pay on our securities are also influenced by, among other things, the credit ratings that we and our securities receive from

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
recognized rating agencies. Ratings downgrades to us or our securities could increase our costs or otherwise have a negative effect on our liquidity position, financial condition or the market prices of our securities.
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
Liquidity requirements and sources are also subject to the comprehensive, consolidated supervision and regulation of the OCC and the FDIC, including risk-based and leverage capital ratio requirements, as well as Basel III liquidity requirements tailored to institutions with assets under $100 billion.
For information about how we manage liquidity risk, see “Liquidity Risk Management” on page 73 in MD&A.
Strategic and Business Risk
Problems encountered by other financial institutions could adversely affect financial markets generally and have indirect adverse effects on us.
The soundness and stability of many financial institutions may be closely interrelated as a result of credit, trading, clearing or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which we interact on a daily basis, and therefore could adversely affect us. Information security and vendor management processes are in place to actively identify, manage and monitor actual and potential impacts.
The regulation of incentive compensation under the Dodd-Frank Act may adversely affect our ability to retain our highest performing employees.
Bank regulatory agencies have published regulations and guidance that limit the manner and amount of compensation that banking organizations provide to employees. These regulations and guidance may adversely affect our ability to attract and retain key personnel. If we were to suffer such adverse effects with respect to our employees, our business, financial condition and results of operations could be adversely affected, perhaps materially.
We have made, and are continuing to make, significant changes that include, among other things, organizational restructurings, efficiency initiatives, and replacement or upgrades of certain core technology systems to improve our control environment and operating efficiency. The ultimate success and completion of these changes, and their effect on us, may vary significantly from initial planning, which could materially adversely affect us.
Over the last several years, we have completed numerous improvement projects, including the merger of our bank holding company into the Bank; combining the legal charters of our seven affiliate banks into one; consolidating 15 loan operations sites into two; replacing our core loan systems; upgrading our accounting systems; installing a credit origination work flow system; streamlining our small business and retail lending, mortgage, wealth management and foreign exchange businesses; and investing in data quality and information security. Ongoing investment continues in a multi-year project to replace our core deposit systems, a collection of customer-facing digital capabilities, and a variety of other projects to simplify how we do business.
These initiatives and changes continue to be implemented and are in various stages of completion. By their very nature, projections of duration, cost, expected savings, expected efficiencies, and related items are subject to change and significant variability. There can be no certainty that we will achieve the expected benefits or other intended results associated with these projects.
We may encounter significant adverse developments in the completion and implementation of these projects. These

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
may include significant time delays, cost overruns, loss of key people, technological problems, processing failures, and other adverse developments. We may also experience operational disruptions, failure, or capacity constraints due to the performance, level of concentration, replacement costs, and our dependence on third-party vendors. Any or all of these issues could result in disruptions to our systems, processes, control environment, procedures, and employees, which may adversely impact our customers and our ability to conduct business.
We have plans, controls, policies, and procedures designed to prevent or limit the negative effect of these potential adverse developments. However, there can be no assurance that any such adverse developments will not occur or, if they do occur, that they will be adequately remediated. The ultimate effect of any adverse development could subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could materially affect us, including our control environment, operating efficiency, and results of operations.
Operational Risk
Catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, floods, prolonged drought, and pandemics may adversely affect us and the general economy, financial and capital markets, and specific industries.
We have significant operations and a significant customer base in Utah, Texas, California, and other regions where natural and other disasters may occur. These regions are known for being vulnerable to natural disasters and other risks, such as hurricanes, tornadoes, earthquakes, fires, floods, prolonged droughts, and other weather-related events. These types of natural catastrophic events at times have disrupted the local economy, our business and customers, and have posed physical risks to our property. In addition, catastrophic events occurring in other regions of the world may have an impact on us and our customers. Although we have business continuity and disaster recovery programs in place, a significant catastrophic event could materially and adversely affect our operating results.
We could be adversely affected by failure in our internal controls.
We have established internal controls over financial reporting and other operations. Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators, and investors may have of us. We continue to devote a significant amount of effort, time, and resources to improving our controls and ensuring operational soundness and compliance with complex accounting standards and regulations. These efforts also include the management of controls to mitigate operational risks for programs and processes across the Bank.
We could be adversely affected by internal, as well as external, fraud schemes.
We have systems and procedures in place to monitor our operations and to detect and mitigate attempts to commit fraud by both internal and external actors. We also mitigate certain of these risks through the purchase of insurance. However, there can be no certainty that we will identify, prevent or otherwise mitigate all instances of fraud that have the potential to result in material losses.
We use models in the management of the Bank. There is risk that these models are inaccurate in various ways, which can cause us to make suboptimal decisions.
We attempt to carefully develop, document, back test, and validate the models used in the management of the Bank. For example, we use models to inform our estimate of the allowance for credit losses, to manage interest rate and liquidity risk, to project stress losses in various segments of our loan and securities portfolios, and to project net revenue under stress. Models are inherently imperfect for a number of reasons and cannot perfectly predict outcomes. Management decisions based in part on such models, therefore, may be suboptimal.
We outsource various operations to third party vendors which could adversely impact our business and operational performance.
We rely on various vendors to perform operational activities to conduct our business. We have established operational controls and monitoring through our third-party vendor management programs to oversee and manage these vendors to help ensure they operate in a manner consistent with the business standards and practices that we

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
must adhere to or with which we must comply. We have developed and implemented service level agreements and contractual controls to assist us in that effort and have implemented regular reporting to monitor and manage our third-party vendors. Replacing or finding alternatives for vendors who do not perform adequately, however, can be difficult and costly and may adversely impact our customers and other operations.
For information about how we manage operational risk, see “Operational, Technology, and Cyber Risk Management” on page 76 in MD&A.
Technology Risk
We could be adversely affected by our ability to develop, adopt, and implement technology advancements.
Our ability to remain competitive is increasingly dependent upon our ability to maintain critical technological capabilities, and to identify and develop new, value-added products for existing and future customers. These technological competitive pressures arise from both traditional banking and non-traditional sources. Larger banks may have greater resources and economies of scale attendant to maintaining existing capabilities and developing digital and other technologies, while financial technology companies, referred to as “FinTechs,” and technology platform companies, continue to emerge and compete with traditional financial institutions across a wide variety of products and services. Our failure to remain technologically competitive could impede our time to market and reduce customer satisfaction, product accessibility, and relevance.
We could be adversely impacted by system vulnerabilities, failures or outages impacting operations and customer services such as online and mobile banking.
We rely on hundreds of information technology systems that work together in supporting internal operations and customer services. Vulnerabilities in, or a failure or outage of one or many of these systems could impact the ability to perform internal operations and provide services to customers such as online banking, mobile banking, remote deposit capture and other services dependent on system processing. These risks increase as systems and software approach the end of their useful life or require more frequent updates and modifications. We have response and recovery processes in place to address these types of issues but cannot guarantee that such occurrences will not still have an operational or customer impact.
For information regarding risks associated with the replacement or upgrades of our core technology systems, see “Strategic and Business Risk” on page 16 in Risk Factors. For information about how we manage technology risk, see “Operational, Technology, and Cyber Risk Management” on page 76 in MD&A.
Cyber Risk
We are subject to a variety of system failure and cyber security risks that could adversely affect our business and financial performance.
The Board and the Risk Committee of the Board have invested significant time on overseeing management's efforts to continue to strengthen our infrastructure and staffing, and to enhance our controls while improving the client and customer experience. Cyber defense and improving our resiliency against cybersecurity threats remain a key focus at all levels of management, and of our Board.
We rely heavily on communications and information systems to conduct our business. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Information security risks for large financial institutions have increased significantly in recent years, in part because of the proliferation of new technologies and internet connections (e.g., Internet of things, the Internet, and mobile banking to conduct financial transactions) and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists, and other external third parties. Third parties with whom we do business also present operational and information security risks to us, including security breaches or failures of their own systems. The possibility of employee error, failure to follow security procedures, or malfeasance also presents these risks.
As cyber threats continue to evolve, we will be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate or remediate any information security vulnerabilities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
System enhancements and updates may also create risks associated with implementing new systems and integrating them with existing ones. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our layers of defense can itself create a risk of systems disruptions and security issues. In addition, addressing certain information security vulnerabilities, such as hardware-based vulnerabilities, may affect the performance of our information technology systems. The ability of our hardware and software providers to deliver patches and updates to mitigate vulnerabilities and our ability to implement them in a timely manner can introduce additional risks, particularly when a vulnerability is being actively exploited by threat actors. The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.
For information about how we manage cyber risk, see “Operational, Technology, and Cyber Risk Management” on page 76 in MD&A.
Capital/Financial Reporting Risk
Internal stress testing and capital management, as well as provisions of the National Bank Act and OCC regulations, may limit our ability to increase dividends, repurchase shares of our stock, and access the capital markets.
We are required to submit stress tests to the OCC because we have assets in excess of the OCC $10 billion threshold, and we continue to utilize stress testing as an important mechanism to inform our decisions on the appropriate level of capital, based upon actual and hypothetically stressed economic conditions. The stress testing and other applicable regulatory requirements may, among other things, require us to increase our capital levels, limit our dividends or other capital distributions to shareholders, modify our business strategies, or decrease our exposure to various asset classes.
Under the National Bank Act and OCC regulations, certain capital transactions, including share repurchases, may be subject to the approval of the OCC. These requirements may limit our ability to respond to and take advantage of market developments.
Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to us.
We must maintain certain risk-based and leverage capital ratios, as required by our banking regulators, which can change depending upon general economic conditions, as well as the particular conditions, risk profiles and growth plans of the Bank. Compliance with capital requirements may limit our ability to expand and has required, and may require, us or our subsidiaries to raise additional capital. These uncertainties and risks, including those created by legislative and regulatory uncertainties, may increase our cost of capital and other financing costs.
We could be adversely affected by accounting, financial reporting, and regulatory compliance risk.
We are exposed to accounting, financial reporting, and regulatory compliance risk. We use a number of complex financial products and services for our own capital, funding, investment and risk management needs, in addition to providing them to our customers. Estimates, judgments, and interpretations of complex and changing accounting and regulatory policies are required in order to provide and account for these products and services. Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and conditions. The level of regulatory compliance oversight continues to be heightened as a result of rapid changes in regulations that affect financial institutions. The administration of some of these regulations and related changes has required us to comply before their formal adoption. Therefore, identification, interpretation, and implementation of complex and changing accounting standards, as well as compliance with regulatory requirements, pose an ongoing risk.
The value of our goodwill may decline in the future.
As of December 31, 2020, we had $1 billion of goodwill that was allocated to Amegy Bank (“Amegy”), California Bank & Trust (“CB&T”) and Zions Bank. If the fair value of a reporting unit is determined to be less than its

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
carrying value, we may have to take a charge related to the impairment of our goodwill. Such a charge would occur if we were to experience increases in the book value of a reporting unit in excess of the increase in the fair value of equity of a reporting unit. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower economic growth or a significant and sustained decline in the price of our common stock, any or all of which could be materially impacted by many of the risk factors described herein, may necessitate us taking charges in the future related to the impairment of our goodwill. If we were to conclude in the future that a write-down of our goodwill is necessary, we would record the appropriate charge, which could have a material adverse effect on our results of operations.
For information about how we manage capital, see “Capital Management” on page 77 in MD&A.
Legal/Compliance Risk
Laws and regulations applicable to us and the financial services industry impose significant limitations on our business activities and subject us to increased regulation and additional costs.
We, and the entire financial services industry, have incurred, and will continue to incur, substantial personnel, systems, consulting, and other costs to comply with banking regulations, including those promulgated under the Dodd-Frank Act. See “Supervision and Regulation” on page 5 of this Annual Report on Form 10-K for further information about the regulations applicable to us and the financial services industry generally.
Bank regulatory agencies and international regulatory consultative bodies have proposed or are considering new regulations and requirements, some of which may be imposed without formal promulgation. Our deposits are insured by the FDIC up to legal limits. Accordingly, we are subject to FDIC insurance assessments.
There can be no assurance that any or all of these regulatory changes or actions will ultimately be enacted. However, if enacted, some of these proposals could adversely affect us by, among other things: impacting after-tax returns earned by financial services firms in general; limiting our ability to grow; increasing taxes or fees on some of our funding or activities; limiting the range of products and services that we could offer; and requiring us to raise capital at inopportune times.
Political developments may also result in substantial changes in tax, international trade, immigration, and other policies. The extent and timing of any such changes are uncertain, as are the potential direct and indirect impacts, whether beneficial or adverse. Regulations and laws may be modified or repealed, and new legislation may be enacted that will affect us and our subsidiaries.
The ultimate impact of these proposals cannot be predicted as it is unclear which, if any, may be enacted.
We could be adversely affected by legal and governmental proceedings.
We are subject to risks associated with legal claims, litigation, and regulatory and other government proceedings. Our exposure to these proceedings has increased and may further increase as a result of stresses on customers, counterparties, and others arising from the past or current economic environments, new regulations promulgated under recently enacted statutes, the creation of new examination and enforcement bodies, and enforcement and legal actions against banking organizations. Any such matters may result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including adverse judgments, settlements, fines, penalties (e.g., civil money penalties under applicable banking laws), injunctions, restrictions on our business activities, or other relief. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. In general, the amounts paid by financial institutions in settlement of proceedings or investigations, including those relating to anti-money laundering matters, have been increasing dramatically. In addition, any enforcement matters could impact our supervisory and CRA ratings, which may restrict or limit our activities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The corporate and securities laws applicable to us are not as well-developed as those applicable to a state-chartered corporation, which may impact our ability to effect corporate transactions in an efficient and optimal manner.
Prior to the restructuring, the corporate affairs of our holding company were governed by Utah state law, and securities law matters were governed by the federal securities laws, including the Securities Act and the Exchange Act, as administered by the SEC. Each of these legal frameworks is well-developed and used widely by public companies.
Post-restructuring, our corporate affairs are governed by the National Bank Act and related regulations administered by the OCC. With respect to securities matters, we are not subject to the Securities Act, but rather to OCC regulations governing securities offerings. Our common stock and certain other securities are registered or deemed registered under the Exchange Act, which vests the OCC with the power to administer and enforce certain sections of the Exchange Act applicable to banks, though we currently make, and intend to continue to make, filings required by the Exchange Act with the SEC as a voluntary filer. These OCC statutory and regulatory frameworks have been used by publicly traded banking organizations relatively rarely and are not as well-developed as the corporate and securities law frameworks applicable to corporations. While certain specific risks associated with operating under these frameworks are described below, unless and until these frameworks are further developed and established over time, the uncertainty of how these frameworks might apply to any given corporate or securities matters may prevent us from effecting transactions in an efficient and optimal manner or perhaps at all.
Differences between the National Bank Act and state law requirements regarding mergers could hinder our ability to execute acquisitions as efficiently and advantageously as bank holding companies or other financial institutions.
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
These differences could adversely affect the ability of the Bank and other banks registered under the National Bank Act to efficiently consummate acquisition transactions. In addition, such differences could make us less competitive as a potential acquirer in certain circumstances given that our acquisition proposal may be conditioned on Bank shareholder approval while our competitors’ proposals will not have such a condition.
Differences between the National Bank Act and state law could reduce our ability to pay dividends or repurchase shares when compared with those capacities that existed for Zions Bancorporation prior to the restructuring.
The regulations and limitations applicable to us regarding the payment of dividends and repurchases or redemptions of outstanding common and preferred shares differ from the limitations and considerations that applied to our holding company prior to the restructuring. While we do not believe this change in legal restrictions resulting from the restructuring will constrain us from executing any capital plans that are currently contemplated or otherwise reasonably foreseeable in the near term, there can be no assurance that the change in legal restrictions will not have an adverse effect on our ability to pay dividends and repurchase or redeem stock in the future.
Shares of common stock of a national bank are assessable, which may cause investors to view our common stock less favorably than that of Zions Bancorporation prior to the restructuring.
The National Bank Act provides that under certain circumstances the common stock of a national bank is assessable, i.e., holders may be subject to a levy for more funds if so determined by the OCC. In contrast, the common stock of state corporations is not subject to assessment. However, the OCC has confirmed that under the applicable provisions of the National Bank Act, assessability is limited to the par value of a national bank’s stock. Our common stock has a par value of $0.001. Moreover, according to the OCC, it has not exercised its authority to levy assessments since 1933 and views the assessability authority as a mechanism for addressing capital deficiency that has long been overtaken by developments in statute and regulation, including robust capital standards, prompt

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
corrective action requirements, and supervisory and enforcement authorities requiring an institution to maintain capital at a particular level. Nonetheless, potential investors may be unfamiliar with the concept of assessment and, as a result, view us less favorably as an investment.
The ability of investors to access financial and other reports filed by us readily could be adversely affected if such reports were not able to be made available publicly through the SEC or a system operated by the OCC comparable to that of the SEC.
We have been permitted to and currently make our Exchange Act filings as a voluntary filer with the SEC. However, there can be no assurance that the OCC or SEC will continue to allow us to make filings as a voluntary filer or that the OCC will develop a comparable system for making Exchange Act filings publicly available. If our Exchange Act filings ceased to be as readily available as those of bank holding companies, investors could view us less favorably.
Our ability to issue securities in an optimal manner may be adversely affected by the fact that the OCC’s securities offering regulations and organizational structure are less well-developed than those of the SEC, which applied to our holding company prior to the restructuring.
The SEC maintains a well-developed regulatory framework and well-staffed organization relating to securities offerings under, or exempt from, the Securities Act. For example, the SEC has developed integrated disclosure rules, which allow Exchange Act filings to be incorporated by reference into prospectuses distributed as required by the Securities Act. In addition, under the SEC’s rules seasoned issuers who are timely in their filings are permitted to use “automatic shelf registration,” allowing them to offer securities under a registration statement that is automatically effective upon filing. The OCC maintains its own securities offering framework applicable to national banks and their securities offerings, with which we will need to comply in order to access the public capital markets. Similar to the SEC’s offering rules, the OCC’s framework requires that registration statements be reviewed and declared or become effective. However, given that there are currently no other nationally chartered banks whose common stock has been issued under the OCC’s securities offering framework, it is unknown at this point whether and how the OCC staff would review registration statements. It is also unclear whether the OCC would apply the same mechanics for automatic shelf registration filings used by SEC-filers, or how, more generally, the OCC will function as a securities regulator. Given the extent to and manner in which we have accessed capital markets historically, or to which we currently contemplate accessing such markets, we do not believe there will be a material adverse impact on our ability to access capital markets effectively, although there can be no assurance that this will be the case. It is possible that operating under the OCC’s securities offering framework could impede our ability to sell securities at the most advantageous times or to achieve optimum pricing in offerings.
We are subject to restrictions on permissible activities that would limit the types of business we may conduct and that may make acquisitions of other financial companies more challenging.
Under applicable laws and regulations, bank holding companies and banks are generally limited to business activities and investments that are related to banking or are financial in nature. The range of permissible financial activities is set forth in the Gramm-Leach-Bliley Act and is more limited for banks than for bank holding company organizations. The differences relate mainly to insurance underwriting (but not insurance agency activities) and merchant banking (but not broker-dealer and investment advisory activities). Loss of the bank holding company status, because of the restructuring, could make future acquisitions of financial institutions with such operations more challenging.
Our common stock is not an insured deposit.
Shares of our common stock are not a bank deposit and, therefore, losses in value are not insured by the FDIC, any other deposit insurance fund, or by any other public or private entity. Investment in shares of our common stock is inherently risky and is subject to the same market forces and investment risks that affect the price of common stock in any other company, including the possible loss of some or all principal invested.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Reputational Risk
We are presented with various reputational risk issues that could stem from operational, regulatory, compliance, and legal risks.
Any of the aforementioned risks may give rise to adverse publicity and damaged relationships, giving rise to reputational risk. A Reputational Risk Council was established to monitor, manage, and develop strategies to effectively manage reputational risk which includes, but is not limited to, addressing communication logistics, legal, and regulatory issues.
Other Risk
Our business, financial condition, liquidity and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, and results of operations. The extent to which the COVID-19 pandemic will continue to negatively affect these aspects of our business will depend on future developments, which are highly uncertain, including the scope and duration of the pandemic, the continued effectiveness of our business continuity plan, the direct and indirect impact of the pandemic on our employees, customers, communities, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.
The COVID-19 pandemic has contributed to the following, any of which could have an adverse effect on our business, financial condition, and results of operations:
•Increased unemployment and decreased consumer confidence and business activity generally, leading to an increased risk of delinquencies, defaults, and foreclosures.
•Ratings downgrades, credit deterioration and defaults in many sectors and industries, including, but not limited to, municipalities, retail, oil and gas, hotels and casinos, restaurants, telecommunications/media, real estate/construction, airlines and transportation, and leisure and recreation.
•A sudden and significant reduction in the values of the equity, fixed-income and commodity markets, and the significant increase in the volatility of those markets.
•A decrease in the rates and yields on U.S. Treasury and other securities, which may lead to decreased net interest income.
•Heightened cybersecurity, information security, and operational risks as a result of work-from-home arrangements.
We are prioritizing the safety of our customers, communities, and employees, by, among other things, limiting branch activity to a specified number of individuals at any given time, encouraging the use of drive-through services or in-office appointments, and transitioning many of our employees to working remotely. If these measures are not effective in serving our customers or affect the productivity of our employees, they may lead to significant disruptions in our business operations.
Many of our counterparties and third-party service providers have also been, and may further be, affected by “stay-at-home” orders, market volatility, and other factors that increase their risk of business disruption or that may otherwise affect their ability to perform under the terms of any agreements with us or to provide essential services.
We have offered, and may offer in the future, special financial assistance to support customers who are experiencing financial hardships related to the COVID-19 pandemic, including waivers of certain withdrawal fees from CDs, savings and money market accounts, loan payment deferrals and extensions, credit card payment extensions, temporary consumer mortgage payment forbearance and payment deferrals, suspension of new automobile and other vehicle repossessions, and suspension of new residential property foreclosures on consumer real estate loans. If such measures are not effective in mitigating the effects of the COVID-19 pandemic on borrowers, we may experience higher rates of default and increased credit losses in future periods.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Certain segments and industries where we have elevated credit exposure, including, but not limited to, municipalities, retail, oil and gas, hotels and casinos, restaurants, telecommunications/media, commercial and other real estate/construction/development, airlines and transportation, and leisure and recreation, have experienced significant operational challenges and financial stress as a result of the COVID-19 pandemic. These challenges have been particularly pronounced for many small businesses, which make up a significant portion of our customer base. The effects of the COVID-19 pandemic may also hinder our customers' ability to pay their loans on a timely basis or may decrease the value of collateral, which would likely cause increases in our credit losses.
Net interest income is the largest component of our revenue and is significantly affected by market rates of interest. The significant reductions to the federal funds rate have led to a decrease in the rates and yields on U.S. Treasury securities, in some rare cases declining below zero. If interest rates are reduced further in response to the COVID-19 pandemic, we expect that our net interest income will decline, perhaps significantly. The overall effect of lower interest rates on the economic environment cannot be predicted with certainty and will depend on future actions the Federal Reserve may take to increase or reduce the targeted federal funds rate in response to the COVID-19 pandemic and resulting economic conditions.
Governmental authorities have taken unprecedented measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth. The success of these measures is unknown, and they may not be sufficient to fully mitigate the negative impact of the COVID-19 pandemic. Additionally, some measures, such as a suspension of mortgage and other loan payments and foreclosures, may have a negative impact on our business, financial condition, and results of operations. We also face an increased risk of litigation and governmental and regulatory scrutiny because of the effects of the COVID-19 pandemic on market and economic conditions and actions governmental authorities take in response to those conditions.
The length of the pandemic and the efficacy of the extraordinary measures being put in place to address it are unknown. Until the pandemic subsides, we expect reduced revenues and increased customer and client defaults. Even after the pandemic subsides, the U.S. economy may experience a recession, which may be prolonged and could materially and adversely affect our business, financial condition, and results of operations. To the extent the COVID-19 pandemic adversely affects our business, financial condition, or results of operations, it may also have the effect of heightening many of the other risks described in this report.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
There are no unresolved written comments that were received from the SEC’s or OCC’s staff 180 days or more before the end of our fiscal year relating to our periodic or current reports filed under the Securities Exchange Act of 1934.
ITEM 2.    PROPERTIES
At December 31, 2020, we operated 422 branches, of which 273 are owned and 149 are leased. We also lease our headquarters in Salt Lake City, Utah. Other operations facilities are either owned or leased. The annual rentals under long-term leases for leased premises are determined under various formulas and factors, including operating costs, maintenance and taxes. For additional information regarding leases and rental payments, see Note 8 of the Notes to Consolidated Financial Statements.
ITEM 3.    LEGAL PROCEEDINGS
The information contained in Note 16 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PREFERRED STOCK
We have 4.4 million authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share. As of December 31, 2020, 66,139, 138,391, 126,221, 98,555, and 136,368 of preferred shares series A, G, H, I, and J respectively, are outstanding. See Note 14 of the Notes to Consolidated Financial Statements for further information regarding our preferred stock. On December 31, 2019, we switched the listing of the preferred stock series A, G, & H to the NASDAQ Global Select Market from the New York Stock Exchange.
COMMON STOCK
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “ZION.” The last reported sale price of the common stock on NASDAQ on February 8, 2021 was $48.65 per share.
Equity Capital and Dividends
As of February 8, 2021, there were 3,856 holders of record of our common stock. In February 2021, our Board of Directors declared a dividend of $0.34 per common share payable on February 25, 2021 to shareholders of record on February 18, 2021. We expect to continue our policy of paying regular cash dividends on a quarterly basis, although there is no assurance as to future dividends because they may be influenced by future earnings, capital requirements, financial conditions, and regulatory approvals.
Common Stock Warrants
On May 22, 2020, 29.2 million common stock warrants (NASDAQ: ZIONW) expired out-of-the-money. Each common stock warrant was convertible into 1.10 shares at an exercise price of $33.31. See Capital Management and Note 14 of the Notes to Consolidated Financial Statements for further information about the warrants.
Share Repurchases
During 2020, we repurchased 1.7 million shares of common stock from our publicly announced plans, with a fair value of $75 million at an average price of $45.02 per share. During 2019, we repurchased 23.5 million shares of common stock from our publicly announced plans with a fair value of $1.1 billion at an average price of $46.80. In February 2021, we repurchased 1.0 million shares of common stock from our publicly announced plans with a fair value of $50 million at an average price of $49.78. The following schedule summarizes our share repurchases for the fourth quarter of 2020:
Fourth Quarter of 2020 Share Repurchases

Period	Total number of shares repurchased [1]	Average price paid per share

October	—	$—
November	5,801	40.73
December	—	—
Fourth quarter	5,801	40.73
1 Represents common shares acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options under provisions of an employee share-based compensation plan.
Performance Graph
The following stock performance graph compares the five-year cumulative total return of our common stock with the Standard and Poor’s (“S&P”) 500 Index and the Keefe, Bruyette & Woods, Inc. (“KBW”) Regional Bank Index

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
(“KRX”). The KRX is a modified market capitalization-weighted regional bank and thrift stock index developed and published by KBW, a nationally recognized brokerage and investment banking firm specializing in bank stocks. The index is composed of 50 geographically diverse stocks representing regional banks or thrifts. The stock performance graph is based upon an initial investment of $100 on December 31, 2015 and assumes reinvestment of dividends.
PERFORMANCE GRAPH FOR ZIONS BANCORPORATION, N.A.
INDEXED COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

	2015	2016	2017	2018	2019	2020

Zions Bancorporation, N.A.	100.0	159.2	189.9	155.2	203.4	176.7
KRX Regional Bank Index	100.0	139.1	141.6	116.9	144.8	132.2
S&P 500	100.0	112.0	136.4	130.4	171.4	203.0
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The information contained in Item 12 of this Form 10-K is incorporated by reference herein.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 6.    SELECTED FINANCIAL DATA
FINANCIAL HIGHLIGHTS

(Dollar amounts in millions, except per share amounts)	2020/2019 Change	2020	2019	2018	2017	2016
For the Year
Net interest income	-2%	$2,216	$2,272	$2,230	$2,065	$1,867
Noninterest income	+2%	574	562	552	544	516
Total net revenue	-2%	2,790	2,834	2,782	2,609	2,383
Provision for credit losses	NM	414	39	(40)	17	83
Noninterest expense	-2%	1,704	1,742	1,679	1,656	1,595
Income before income taxes	-36%	672	1,053	1,143	936	705
Income taxes	-44%	133	237	259	344	236
Net income	-34%	539	816	884	592	469
Net earnings applicable to common shareholders	-35%	505	782	850	550	411
Per Common Share
Net earnings – diluted	-27%	3.02	4.16	4.08	2.60	1.99
Net earnings – basic	-31%	3.06	4.41	4.36	2.71	2.00
Dividends declared	+6%	1.36	1.28	1.04	0.44	0.28
Book value at year-end	+8%	44.61	41.12	37.39	36.01	34.10
Market price – end	-16%	43.44	51.92	40.74	50.83	43.04
Market price – high	+1%	52.48	52.08	59.19	52.20	44.15
Market price – low	-40%	23.58	39.11	38.08	38.43	19.65
At Year-End
Assets	+18%	81,479	69,172	68,746	66,288	63,239
Loans and leases, net of unearned income and fees	+10%	53,476	48,709	46,714	44,780	42,649
Deposits	+22%	69,653	57,085	54,101	52,621	53,236
Long-term debt	-22%	1,336	1,723	724	383	535
Federal funds and other short-term borrowings	-23%	1,572	2,053	5,653	4,976	827
Preferred equity	—%	566	566	566	566	710
Common equity	+8%	7,320	6,787	7,012	7,113	6,924
Performance Ratios
Return on average assets		0.71%	1.17%	1.33%	0.91%	0.78%
Return on average common equity		7.2%	11.2%	12.1%	7.7%	6.0%
Return on average tangible common equity		8.4%	13.1%	14.2%	9.0%	7.1%
Net interest margin		3.15%	3.54%	3.61%	3.45%	3.37%
Capital Ratios at Year End
Equity-to-assets		9.7%	10.6%	11.0%	11.6%	12.1%
Common equity tier 1 capital		10.8%	10.2%	11.7%	12.1%	12.1%
Tier 1 leverage		8.3%	9.2%	10.3%	10.5%	11.1%
Tier 1 risk-based capital		11.8%	11.2%	12.7%	13.2%	13.5%
Total risk-based capital		14.1%	13.2%	13.9%	14.8%	15.2%
Tangible common equity		7.8%	8.5%	8.9%	9.3%	9.5%
Tangible equity		8.5%	9.3%	9.7%	10.2%	10.6%
Selected Information
Weighted average diluted common shares outstanding (in thousands)	-11%	165,613	186,504	206,501	209,653	204,269
Bank common shares repurchased - from publicly announced plans (in thousands)	-93%	1,666	23,505	12,943	7,009	2,889
Common dividend payout ratio [1]		44.6%	29.0%	23.8%	16.1%	14.0%
Capital distributed as a percentage of net earnings applicable to common shareholders [2]		59%	170%	103%	74%	36%
Full-time equivalent employees	-5%	9,678	10,188	10,201	10,083	10,057
Branches	-3%	422	434	433	433	436
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT’S DISCUSSION AND ANALYSIS
GAAP to NON-GAAP RECONCILIATIONS
This Form 10-K presents non-GAAP financial measures, in addition to GAAP financial measures, to provide investors with additional information. The adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are presented in the following schedules. We consider these adjustments to be relevant to ongoing operating results and provide a meaningful base for period-to-period and company-to-company comparisons. These non-GAAP financial measures are used by management to assess our performance and financial position and for presentations of our performance to investors. We further believe that presenting these non-GAAP financial measures will permit investors to assess our performance on the same basis as applied by management and the banking industry.
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
Return on Average Tangible Common Equity — This schedule also includes “net earnings applicable to common shareholders, excluding the effects of amortization of core deposit and other intangibles, net of tax,” and “average tangible common equity.” Return on average tangible common equity is a non-GAAP financial measure that management believes provides useful information to management and others about our use of shareholders’ equity. Management believes the use of ratios that utilize tangible equity provides additional useful information about performance because they present measures of those assets that can generate income.
Schedule 2
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Year Ended December 31,
(Dollar amounts in millions)		2020	2019	2018
Net earnings applicable to common shareholders (GAAP)		$505	$782	$850
Amortization of core deposit and other intangibles, net of tax		—	—	1
Net earnings applicable to common shareholders, excluding amortization of core deposit and intangibles, net of tax (non-GAAP)	(a)	$505	$782	$851
Average common equity (GAAP)		$7,050	$6,965	$7,024
Average goodwill and intangibles		(1,015)	(1,014)	(1,015)
Average tangible common equity (non-GAAP)	(b)	$6,035	$5,951	$6,009
Return on average tangible common equity (non-GAAP)	(a/b)	8.4%	13.1%	14.2%
Tangible Equity Ratio, Tangible Common Equity Ratio, and Tangible Book Value per Common Share — This schedule also includes “tangible equity,” “tangible common equity,” and “tangible assets.” Tangible equity ratio, tangible common equity ratio, and tangible book value per common share are non-GAAP financial measures that management believes provide additional useful information about the levels of tangible assets and tangible equity. Management believes the use of ratios that utilize tangible equity provides additional useful information about capital adequacy because the ratios present measures of those assets that can generate income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 3
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		December 31,
		2020	2019	2018
Total shareholders’ equity (GAAP)		$7,886	$7,353	$7,578
Goodwill and intangibles		(1,016)	(1,014)	(1,015)
Tangible equity (non-GAAP)	(a)	6,870	6,339	6,563
Preferred stock		(566)	(566)	(566)
Tangible common equity (non-GAAP)	(b)	$6,304	$5,773	$5,997
Total assets (GAAP)		$81,479	$69,172	$68,746
Goodwill and intangibles		(1,016)	(1,014)	(1,015)
Tangible assets (non-GAAP)	(c)	$80,463	$68,158	$67,731
Common shares outstanding (thousands)	(d)	164,090	165,057	187,554
Tangible equity ratio (non-GAAP)	(a/c)	8.5%	9.3%	9.7%
Tangible common equity ratio (non-GAAP)	(b/c)	7.8%	8.5%	8.9%
Tangible book value per common share (non-GAAP)	(b/d)	$38.42	$34.98	$31.97
Efficiency Ratio and Adjusted Pre-provision Net Revenue — This schedule also includes “adjusted noninterest expense,” “taxable-equivalent net interest income,” “adjusted taxable-equivalent revenue,” “pre-provision net revenue (“PPNR”),” and “adjusted PPNR.” The methodology of determining the efficiency ratio may differ among companies. Management makes adjustments to exclude certain items, as identified in the subsequent schedule, which it believes allows for more consistent comparability among periods. Management believes the efficiency ratio provides useful information regarding the cost of generating revenue. Adjusted noninterest expense provides a measure as to how well we are managing our expenses, and adjusted PPNR enables management and others to assess our ability to generate capital to cover credit losses through a credit cycle. Taxable-equivalent net interest income allows management to assess the comparability of revenue arising from both taxable and tax-exempt sources.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 4
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

(Dollar amounts in millions)		2020	2019	2018

Noninterest expense (GAAP)	(a)	$1,704	$1,742	$1,679
Adjustments:
Severance costs		1	25	3
Other real estate expense, net		1	(3)	1
Amortization of core deposit and other intangibles		—	1	1
Restructuring costs		1	15	2
Pension termination-related expense		28	—	—
Total adjustments	(b)	31	38	7
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$1,673	$1,704	$1,672
Net interest income (GAAP)	(d)	$2,216	$2,272	$2,230
Fully taxable-equivalent adjustments	(e)	27	26	22
Taxable-equivalent net interest income (non-GAAP)	(d+e)=(f)	2,243	2,298	2,252
Noninterest income (GAAP)	(g)	574	562	552
Combined income (non-GAAP)	(f+g)=(h)	2,817	2,860	2,804
Adjustments:
Fair value and nonhedge derivative loss		(6)	(9)	(1)
Securities gains, net		7	3	1
Total adjustments	(i)	1	(6)	—
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$2,816	$2,866	$2,804
Pre-provision net revenue (non-GAAP)	(h)-(a)	$1,113	$1,118	$1,125
Adjusted pre-provision net revenue (non-GAAP)	(j-c)	1,143	1,162	1,132
Efficiency ratio (non-GAAP) [1]	(c/j)	59.4%	59.5%	59.6%
1 Excluding the $30 million charitable contribution, the efficiency ratio for 2020, would have been 58.3%.
Key Corporate Objectives
While we serve a variety of customers, we are particularly focused on serving small businesses, mid-sized commercial businesses, affluent customers, and providing capital markets products to our commercial customers. The subsequent graphic illustrates our key corporate objectives. We conduct our operations through seven separately managed affiliates, each with its own local branding and management team. We continue to invest in relevant capabilities to maintain a competitive advantage.
To facilitate the service to these customers, we are investing in the following five key areas, referred to as “strategic enablers”:
•Risk Management — we continue to invest in enhanced risk management practices to ensure prudent risk taking and appropriate oversight.
•People and Empowerment — we are investing significantly in training our employees and providing them the tools and resources to build their capabilities, while promoting a diverse, inclusive, and equitable culture.
•Technology — we are investing heavily in technologies that customers value most, that will make us more efficient, and that enable us to compete now and in the future against the largest banks, while helping to insulate us from the risks of bank-disrupting technology companies.
•Operational Excellence — we continue to support ongoing improvements in how we safely and securely deliver value to our customers, both internal and external.
•Data and Analytics — we continue to invest in advanced enterprise data and analytics to support local execution.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
COVID-19 Pandemic: The Backdrop for Our 2020 Financial Performance
The year 2020 presented a great number of challenges, and the COVID-19 pandemic resulted in hardships for many. Key examples of our response to the challenging environment are set forth below.
•Although the sharp reduction of shorter-term benchmark interest rates to nearly zero and a significant flattening of the interest rate curve resulted in a reduction of revenue, the fiscal stimulus provided by the CARES Act and specifically the PPP, allowed us to provide relief to more than 47,000 customers — 14,700 customers of which were new to us — by facilitating a lending lifeline to these businesses. These new customers helped increase the total number of our business customers by nearly 8% in 2020.
•We ranked as the ninth largest originator of PPP loans by dollar volume of all the participating financial institutions, as disclosed by the SBA. Our market share of this program was approximately 3.5 times our overall national deposit market share, as measured by deposits. We attribute this success to two key factors:
◦We leveraged our relationship-based, high-touch approach to banking. During the development and roll-out of the PPP loans, many of our employees worked long hours to call on customers, and to ensure their questions were answered and that the process was as efficient as possible.
◦We rapidly deployed technology solutions that expedited the flow of applications. This was made possible due to the streamlining and advancements we have made in technology in recent years.
•We originated $3.5 billion of residential mortgages in 2020, enabling many consumers to lower their monthly payments. This record origination volume was made possible in part by our investments in residential mortgage banking technology and operations over the past several years.
•We were able to quickly transition more than 70% of our employees to a work-from-home environment to help reduce the spread of the COVID-19 virus, and to keep our employees and communities safe. For our banking branches, we modified the hours of operation and limited lobby visits through scheduled in-branch appointments and expanded use of drive-through banking facilities.
•In recent years, we invested significantly in technology that enabled customers to open accounts without visiting a branch or office. Mobile and online banking for retail customers increased 10% in 2020 from

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
2019, as measured by total logins, thereby enabling customers to fulfill many of their banking needs from the convenience of their mobile devices and computers.
Executive Summary of Our Financial Performance

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions)	Efficiency ratio

The decline in net earnings applicable to common shareholders in 2020 from 2019 was primarily due to a higher provision for credit losses.
Although earnings for 2020 decreased 35% when compared with 2019, diluted EPS declined by 27%, due to our repurchasing 1.7 million shares, and the expiration of 29.2 million out-of-the-money warrants during 2020. Average diluted shares from the warrants were 1.6 million, 9.9 million, and 12.0 million shares in 2020, 2019, and 2018, respectively.

The decline in adjusted PPNR was primarily the result of lower benchmark interest rates and their downward pressure on our net interest income and margin, and lower fees, due to fee waivers and reduced business activity. All of this was attributable to the effects of the pandemic. We successfully offset a portion of the revenue decline with income from PPP loans and lower adjusted noninterest expense.
Our efficiency ratio for 2020 was affected by the $30 million charitable contribution. Excluding this contribution, our efficiency ratio for 2020 would have been 58.3%.
The financial performance of 2020 relative to 2019 reflects:
•Moderate reduction in net interest income due to interest rate-driven compression of the net interest margin (“NIM”), which was partially offset by an increase in earning asset balances due to PPP loan originations.
•A strong increase in average deposits.
•An increase in customer-related noninterest income, primarily attributable to strong residential mortgage loan originations and sales.
•A decrease in adjusted noninterest expense. Excluding infrequent items such as severance, restructuring, and pension termination, noninterest expense declined 2%, compared with 2019.
•A deterioration of asset quality and a significant increase in the allowance for credit losses. The allowance for credit losses increased $309 million from January 1, 2020, which resulted in an increase in the provision for credit losses of $375 million from the prior year. Net loan and lease charge-offs were $105 million, or 0.2%, of average non-PPP loans, up from $37 million, or 0.1%, of average loans in the prior year.
The net result of the above factors yielded a 35% decrease in net earnings applicable to common shareholders to $505 million for 2020, from $782 million for 2019. Earnings per diluted share of $3.02 for 2020 declined by 27%, compared with $4.16 for 2019.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 5
KEY DRIVERS OF PERFORMANCE

Driver	2020	2019	Change increase/(decrease)

	(In billions)
Average net loans and leases	$53.0	$48.3	10%
Average money market investments	3.1	1.3	138%
Average total securities	15.0	15.2	(1)%
Average noninterest-bearing deposits	28.9	23.4	24%
Average total deposits	63.7	55.1	16%
	(In millions)
Net interest income	$2,216	$2,272	(2)%
Provision for credit losses	414	39	962%
Noninterest income	574	562	2%
Customer-related fee income	549	525	5%
Noninterest expense	1,704	1,742	(2)%
Net interest margin	3.15%	3.54%	(39) bps
Nonaccrual loans [1]	$367	$243	51%
Ratio of net charge-offs to average loans and leases	0.20%	0.08%	12 bps
Ratio of nonperforming assets to loans and leases and other real estate owned [1]	0.69%	0.51%	18 bps
Ratio of total allowance for credit losses to loans and leases outstanding	1.56%	1.14%	42 bps
1Includes loans held for sale.
Net Interest Income and Net Interest Margin
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities and is approximately 79% of our net revenue. Net interest income is derived from both the volume of interest-earning assets and interest-bearing liabilities and their respective yields and rates.
Schedule 6
INTEREST-EARNING ASSETS, INTEREST-BEARING LIABILITIES, AND NET INTEREST MARGIN —
2020 vs. 2019

	2020			2019
(Dollar amounts in millions)	Average balance	Amount of interest	Average rate [1]	Average balance	Amount of interest	Average rate [1]
ASSETS
Total interest-earning assets	$71,159	$2,396	3.37%	$64,942	$2,709	4.17%
Total interest-bearing liabilities	38,238	153	0.40	37,675	411	1.09
Impact of net noninterest-bearing sources of funds			0.18			0.46
Net interest margin		$2,243	3.15%		$2,298	3.54%
1 Rates are calculated using amounts in thousands and a tax rate of 21% for the periods presented. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
Net interest income and taxable-equivalent net interest income were both $2.2 billion during 2020, a decrease of $0.1 billion, or 4%, compared with $2.3 billion during 2019. The tax rate used for calculating all taxable-equivalent adjustments was 21% for 2020 and 2019. Yields on loans and securities decreased by 88 bps and 36 bps, respectively, while yields on deposits and borrowed funds decreased by 50 bps and 125 bps, respectively. The impact of lower interest rates was partially offset by loan growth from PPP activity, and a shift in liability balances from federal funds purchased and other short-term borrowings to lower-cost deposits.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The NIM compressed to 3.15% in 2020, compared with 3.54% in 2019. Due to the lower interest rate environment, the net impact of noninterest-bearing sources of funds on the NIM decreased to 0.18% in 2020, compared with 0.46% in 2019.
Average interest-earning assets increased $6.2 billion, or 10%, in 2020, from 2019, with the average yield decreasing 80 bps. The yield on average interest-earning assets includes the dilutive effect of $4.5 billion (6% of earning assets) of PPP loans with a yield of 3.22%, as compared with a yield on the non-PPP loan portfolio of 3.96%.
     Average loans increased in 2020, primarily due to PPP loan originations, which were funded mainly through deposit growth. The average loan yield decreased 88 bps over the same prior year period, with decreases of 75 bps, 124 bps, and 51 bps in non-PPP commercial loans, CRE, and consumer loans, respectively. Recently, as benchmark interest rates have settled at a lower level, yields on new loans have been only modestly lower than yields on maturing loans.
During 2020, we provided assistance to many small businesses through the PPP. Loan processing fees paid to us by the SBA are accounted for as loan origination fees, which are deferred with the loan origination costs, and are recognized over the life of the loan as a yield adjustment. Toward the end of the third quarter of 2020, we extended the maturity dates of PPP loans with an initial two-year maturity to five years, which lengthened the period of time the remaining unamortized net deferred fees are recognized into interest income as a yield adjustment. When a PPP loan is paid off or forgiven by the SBA prior to its maturity date, the remaining unamortized net deferred fees are immediately recognized into interest income at that time, and impact the PPP loan portfolio yield in that period. As of December 31, 2020, there were approximately $102 million of unamortized net origination fees related to the PPP loans.
The PPP loan yield in 2020 was 3.22%. Beginning in October 2020, the SBA initiated forgiveness of the PPP loans. During 2020, about 9,900 PPP loans, totaling $1.3 billion, received forgiveness by the SBA and contributed $26 million of interest income through accelerated recognition of net unamortized deferred fees on these loans. Additionally, on December 27, 2020, the Consolidated Appropriations Act was signed into law, which extended the PPP and provided government funding for additional forgivable PPP loans. These developments, and other potential future program changes, will affect PPP interest income and the effective yield of the PPP loans in future periods.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Benchmark interest rates decreased in 2020 and 2019, resulting in the previously described negative effect on yields. A portion of our variable-rate loans, such as those with longer initial fixed-rate periods or longer reset frequencies (e.g., five- and seven-year fixed-rate adjustable mortgages), have not yet been affected by declines in benchmark interest rates. Generally, a larger portion of our interest-earning assets reprice when compared with our funding sources, partly because nearly half of our deposits are noninterest-bearing.
Average available-for-sale (“AFS”) securities balances decreased by $181 million in 2020. Yields on average AFS securities decreased by 36 bps over the same time period. The duration of the AFS securities portfolio is 3.1%. Principal repayment volume on AFS securities during 2020 was $4.4 billion, or 32% of the December 31, 2019 balance. We purchased $6.2 billion of AFS securities during 2020.
Average interest-bearing liabilities increased $563 million in 2020, from 2019, and the average rate paid on interest-bearing liabilities decreased 69 bps to 40 bps. Average total deposits were $63.7 billion at an average cost of 17 bps during 2020, compared with $55.1 billion at an average cost of 46 bps during 2019. Various government stimulus programs have provided additional liquidity to individuals and small businesses, which has indirectly contributed to deposit growth. Average interest-bearing deposits grew 10%, and were $34.8 billion at an average cost of 30 bps during 2020, compared with $31.7 billion at an average cost of 80 bps during 2019.
Average borrowed funds decreased $2.5 billion during 2020, from 2019, with average short-term borrowings decreasing $2.8 billion, and average long-term borrowings increasing $308 million during the same period. Strong deposit growth allowed us to reduce short-term borrowings and to repurchase $429 million of our outstanding long-term debt maturing in 2021 and 2022. During 2020, the average interest rate paid on short-term borrowings and the rate paid on long-term debt decreased by 184 bps and 124 bps, respectively, due to lower short-term rates and interest rate hedges on our long-term fixed-rate debt.
The 29 bps decline in the cost of total deposits and the 50 bps decline in the cost of interest-bearing deposits can be largely attributed to the previously mentioned decline in benchmark market rates which reduced competitive pricing pressure for deposits.
Although we utilize a wide variety of sources for our funding needs, we benefit from access to deposits from a significant number of small- to mid-sized business customers, which provides us with a low cost of funds that has a positive impact on our NIM. Because many of our deposit accounts are of an operating nature for businesses and households, we expect our noninterest-bearing deposits to remain a competitive advantage. Average noninterest-

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
bearing demand deposits increased by $5.5 billion, or 24%, in 2020, from 2019. Average noninterest-bearing deposits comprised 45% and 42% of average total deposits for 2020 and 2019, respectively. The net positive impact of noninterest-bearing sources of funds on the NIM was 0.18% during 2020, compared with 0.46% during 2019, reflecting the decline in benchmark interest rates.
Interest expense decreased $259 million in 2020, compared with 2019, primarily due to both a decrease in the cost of deposits and wholesale funds, as well as a shift in balances from higher-to-lower cost funding sources which included a decrease in the quantity of borrowed funds and brokered deposits, and an increase in the quantity of both noninterest-bearing and interest-bearing deposits.
The spread on average interest-bearing funds was 2.97% and 3.08% during 2020 and 2019, respectively, and was affected by the same factors that impacted the NIM. Interest rate spreads and margins are impacted by the mix of assets we hold, the composition of our loan and securities portfolios, and the type of funding used. Our interest rate risk position estimates are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, as well as the actions of competitors and customers in response to those changes. Further detail on interest rate risk is described in “Interest Rate and Market Risk Management” on page 67. Refer to the “Liquidity Risk Management” section beginning on page 73 for more information on how we manage liquidity risk.
Schedule 7
INTEREST-EARNING ASSETS, INTEREST-BEARING LIABILITIES, AND NET INTEREST MARGIN —
2019 vs. 2018

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
1 Rates are calculated using amounts in thousands and tax rate of 21% for the periods presented. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
Net interest income was $2.3 billion during 2019, a slight increase from $2.2 billion during 2018. Taxable-equivalent net interest income was $2.3 billion in both 2019 and 2018.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Average loans increased $2.9 billion, or 6%, in 2019, due to widespread growth in essentially all loans categories, with average commercial loans accounting for over half of the growth. Loan growth was funded through a mix of deposits, securities run-off, and wholesale borrowings. Yields on average loan balances increased by 7 bps, 16 bps, and 18 bps in the commercial, CRE, and consumer portfolios, respectively. The commercial loan growth was in municipal, commercial and industrial, and owner-occupied loans, where our yields are generally lower than commercial real estate (“CRE”), but higher than consumer. The federal funds target rate decreased three times in 2019 after increasing four times in 2018.
The average balance of our investment securities portfolio decreased $0.4 billion in 2019, while the year-end balance decreased $1.1 billion.
Average noninterest-bearing demand deposits comprised 42% of average total deposits, which totaled $55.1 billion in 2019, compared with 45% of average total deposits, which totaled $53.2 billion, for 2018. Average interest-

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
bearing deposits increased 8% in 2019, compared with 2018. During 2019, the Federal Reserve decreased the overnight benchmark federal funds rate by 75 bps, while the rate paid on our interest-bearing deposits increased 34 bps.
The average balance of long-term debt increased $701 million in 2019, compared with 2018, while the average rate decreased 152 bps. Overall interest expense on long-term debt increased $18 million in 2019. We used short-term Federal Home Loan Bank (“FHLB”) borrowings to fund some of our balance sheet growth during 2019 and 2018. Average short-term debt grew $0.2 billion and the rate paid increased 43 bps in 2019.
Interest expense increased $160 million in 2019, compared with 2018 results, attributable to both an increase in the cost and quantity of deposits and wholesale funding. Interest expense on deposits increased $119 million on $31.7 billion of average interest-bearing deposits. Average interest-bearing liabilities increased $3.2 billion, while average rates increased 36 bps.
The spread on average interest-bearing funds was 3.08% in 2019, compared with 3.28% in 2018. The spread on average interest-bearing funds for these periods was affected by the same factors that had an impact on the NIM.
The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 8
AVERAGE BALANCE SHEETS, YIELDS AND RATES

	2020			2019
(Dollar amounts in millions)	Average balance	Amount of interest	Average rate [1]	Average balance	Amount of interest	Average rate [1]
ASSETS
Money market investments	$3,054	$14	0.46%	$1,346	$32	2.41%
Securities:
Held-to-maturity	618	22	3.54	706	26	3.69
Available-for-sale	14,208	284	2.00	14,389	340	2.36
Trading account	167	7	4.36	147	6	4.45
Total securities [2]	14,993	313	2.09	15,242	372	2.45
Loans held for sale	96	4	3.89	89	3	2.90
Loans and leases [3]
Commercial - excluding PPP loans	25,193	1,036	4.11	24,990	1,215	4.86
Commercial - PPP loans	4,534	146	3.22	—	—	—
Commercial real estate	11,854	458	3.87	11,675	597	5.11
Consumer	11,435	425	3.71	11,600	490	4.22
Total loans and leases	53,016	2,065	3.89	48,265	2,302	4.77
Total interest-earning assets	71,159	2,396	3.37	64,942	2,709	4.17
Cash and due from banks	619			610
Allowance for credit losses on loans and debt securities	(733)			(501)
Goodwill and intangibles	1,015			1,014
Other assets	3,997			3,506
Total assets	$76,057			$69,571
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
Saving and money market	$31,100	$60	0.19%	$26,852	$160	0.60%
Time	3,706	45	1.22	4,868	94	1.94
Foreign	—	—	—	—	—	—
Total interest-bearing deposits	34,806	105	0.30	31,720	254	0.80
Borrowed funds:
Federal funds purchased and other short-term borrowings	1,888	10	0.52	4,719	111	2.36
Long-term debt	1,544	38	2.45	1,236	46	3.69
Total borrowed funds	3,432	48	1.39	5,955	157	2.64
Total interest-bearing liabilities	38,238	153	0.40	37,675	411	1.09
Noninterest-bearing demand deposits	28,883			23,361
Other liabilities	1,320			1,004
Total liabilities	68,441			62,040
Shareholders’ equity:
Preferred equity	566			566
Common equity	7,050			6,965
Total shareholders’ equity	7,616			7,531
Total liabilities and shareholders’ equity	$76,057			$69,571
Spread on average interest-bearing funds			2.97			3.08
Net impact of noninterest-bearing sources of funds			0.18			0.46
Net interest margin		$2,243	3.15		$2,298	3.54
Memo: total loans and leases, excluding PPP loans	48,482	1,919	3.96	48,265	2,302	4.77
Memo: total cost of deposits			0.17			0.46
Memo: total deposits and interest-bearing liabilities	67,121	153	0.22	61,036	411	0.67
1 Rates are calculated using amounts in thousands and tax rates of 21% for 2020, 2019 and 2018, and 35% for 2017 and 2016. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
2 Interest on total securities included $111 million and $126 million of taxable-equivalent premium amortization for 2020 and 2019, respectively.
3 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

2018			2017			2016
Average balance	Amount of interest	Average rate [1]	Average balance	Amount of interest	Average rate [1]	Average balance	Amount of interest	Average rate [1]

$1,360	$29	2.12%	$1,539	$19	1.23%	$3,664	$21	0.59%

781	28	3.56	776	31	3.95	675	30	4.40
14,712	328	2.23	14,907	313	2.10	9,546	184	1.93
109	4	3.97	64	2	3.75	83	3	3.76
15,602	360	2.31	15,747	346	2.20	10,304	217	2.11
53	2	4.63	87	3	3.56	140	5	3.36

23,333	1,118	4.79	22,116	964	4.36	21,748	913	4.20
—	—	—	—	—	—	—	—	—
11,079	549	4.95	11,184	504	4.50	11,131	472	4.24
11,013	445	4.04	10,201	391	3.84	9,183	351	3.83
45,425	2,112	4.65	43,501	1,859	4.27	42,062	1,736	4.13
62,440	2,503	4.01	60,874	2,227	3.65	56,170	1,979	3.53
549			786			675
(495)			(548)			(601)
1,015			1,019			1,027
3,060			2,985			2,779
$66,569			$65,116			$60,050

$25,480	$81	0.32%	$25,453	$39	0.15%	$25,672	$37	0.15%
3,876	54	1.38	2,966	20	0.69	2,333	12	0.49
—	—	—	—	—	—	128	—	0.28
29,356	135	0.46	28,419	59	0.21	28,133	49	0.18

4,562	88	1.93	4,096	44	1.05	456	1	0.27
535	28	5.21	417	24	5.79	703	37	5.18
5,097	116	2.27	4,513	68	1.49	1,159	38	3.25
34,453	251	0.73	32,932	127	0.38	29,292	87	0.30
23,827			23,781			22,462
699			624			625
58,979			57,337			52,379

566			631			756
7,024			7,148			6,915
7,590			7,779			7,671
$66,569			$65,116			$60,050
		3.28			3.27			3.23
		0.33			0.18			0.14
	$2,252	3.61		$2,100	3.45		$1,892	3.37
45,425	2,112	4.65	43,501	1,859	4.27	42,062	1,736	4.13
		0.25			0.11			0.10
58,280	251	0.78	56,713	127	0.40	51,754	87	0.26

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 9 analyzes the year-to-year changes in net interest income on a fully taxable-equivalent basis for the years indicated. For purposes of calculating the yields in these schedules, the average loan balances also include the principal amounts of nonaccrual and restructured loans. However, interest received on nonaccrual loans is included in income only to the extent that cash payments have been received and not applied to principal reductions. In addition, interest on restructured loans is generally accrued at reduced rates.
Schedule 9
ANALYSIS OF INTEREST CHANGES DUE TO VOLUME AND RATE

	2020 over 2019			2019 over 2018
	Changes due to		Total changes	Changes due to		Total changes
(In millions)	Volume	Rate[1]		Volume	Rate[1]
INTEREST-EARNING ASSETS
Money market investments	$8	$(26)	$(18)	$—	$3	$3
Securities:
Held-to-maturity	(3)	(1)	(4)	(3)	1	(2)
Available-for-sale	(4)	(52)	(56)	(7)	19	12
Trading account	1	—	1	1	1	2
Total securities	(6)	(53)	(59)	(9)	21	12
Loans held for sale	(1)	2	1	1	—	1
Loans and leases[2]
Commercial - excluding SBA PPP loans	9	(188)	(179)	81	16	97
Commercial - SBA PPP loans	—	146	146	—	—	—
Commercial real estate	6	(145)	(139)	30	18	48
Consumer	(5)	(60)	(65)	25	20	45
Total loans and leases	10	(247)	(237)	136	54	190
Total interest-earning assets	11	(324)	(313)	128	78	206
INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Saving and money market	9	(109)	(100)	5	74	79
Time	(14)	(35)	(49)	15	25	40
Total interest-bearing deposits	(5)	(144)	(149)	20	99	119
Borrowed funds:
Federal funds purchased and other short-term borrowings	(15)	(86)	(101)	3	20	23
Long-term debt	8	(16)	(8)	26	(8)	18
Total borrowed funds	(7)	(102)	(109)	29	12	41
Total interest-bearing liabilities	(12)	(246)	(258)	49	111	160
Change in taxable-equivalent net interest income	$23	$(78)	$(55)	$79	$(33)	$46
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

On January 1, 2020, we adopted ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its subsequent updates, often referred to as the Current Expected Credit Loss (“CECL”) model. Upon adoption of this ASU, we recorded the full amount of the ACL for loans and leases of $526 million, compared with $554 million at December 31, 2019, resulting in an after-tax increase to retained earnings of $20 million. The impact of the adoption of CECL for our securities portfolio was less than $1 million. As a result of the CECL accounting standard, the ACL is subject to economic forecasts that may change materially from period to period.
The provision for credit losses, which is the combination of both the provision for loan losses and the provision for unfunded lending commitments, was $414 million in 2020, compared with $39 million in 2019. The ACL increased $309 million to $835 million at December 31, 2020, compared with $526 million at January 1, 2020. The increase in the ACL is almost entirely due to economic stress caused by the COVID-19 pandemic coupled with the effect of low oil and gas prices. The ratio of net charge-offs to average loans during 2020 was 0.20%, compared with 0.08% during 2019. The provision for credit losses for debt securities was less than $1 million during 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
* January 1, 2020 amount is used instead of December 31, 2019, for comparative purposes because this is the date the CECL accounting standard became effective.
The total ACL was $835 million at December 31, 2020, compared with $526 million at January 1, 2020. The bar chart above shows the broad categories of change in the ACL. The second bar represents the change in ACL due to changes in economic forecasts. The $373 million increase from January 1, 2020 is our estimate of the change in credit losses due to the change in economic forecasts brought on by the onset of the COVID-19 pandemic and the resulting economic downturn, including the impact of low oil and gas prices. As of December 31, 2020, our base forecast shows economic improvement continuing throughout 2021, gradually stabilizing by 2022. Credit quality factors represented by the third bar include risk-grade migration and specific reserves against loans, which, when combined, add $104 million to the ACL when compared with 2019, showing credit quality deterioration during the year. Lastly, portfolio changes, driven by non-PPP loan balances declining, the aging of the portfolio, decreased utilization, and other similar factors, generated a $168 million reduction in the ACL.
See Note 6 of the Notes to Consolidated Financial Statements for more information on how we determine the appropriate level for the ALLL and the RULC.
Noninterest Income
Noninterest income represents revenues we earn for products and services that have no associated interest rate or yield and is classified as either customer-related or noncustomer-related fee income. We believe a subtotal of customer-related fees provides a better view of income over which we have more direct near-term control and excludes items such as mark-to-market adjustments on certain derivatives, dividends, insurance-related income, and securities gains and losses.
Total noninterest income increased by $12 million, to $574 million in 2020, compared with $562 million in 2019, and $552 million in 2018. Noninterest income accounted for approximately 21% and 20% of net revenue during 2020 and 2019, respectively.
Schedule 10 presents a comparison of the major components of noninterest income for the past three years.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 10
NONINTEREST INCOME

(Dollar amounts in millions)	2020	Amount change	Percent change	2019	Amount change	Percent change	2018

Commercial account fees	$125	$4	3%	$121	$(1)	(1)%	$122
Card fees	82	(10)	(11)	92	(2)	(2)	94
Retail and business banking fees	68	(10)	(13)	78	—	—	78
Loan-related fees and income	109	34	45	75	1	1	74
Capital markets and foreign exchange fees	77	(1)	(1)	78	20	34	58
Wealth management and trust fees	62	2	3	60	5	9	55
Other customer-related fees	26	5	24	21	(6)	(22)	27
Customer-related fees	549	24	5%	525	17	3%	508
Fair value and nonhedge derivative income (loss)	(6)	3	(33)	(9)	(8)	NA	(1)
Dividends and other income	24	(19)	(44)	43	(1)	(2)	44
Securities gains, net	7	4	NA	3	2	NA	1
Total noninterest income	$574	$12	2%	$562	$10	2%	$552
Customer-related fees
Growing customer-related fee income is a key strategic priority, and several strategic initiatives are underway to support this effort. We are working to leverage our relationship with commercial and small business customers to accelerate sales of capital markets products, treasury management products, and wealth advisory services.
Total customer-related fees increased to $549 million in 2020, compared with $525 million in 2019, and $508 million in 2018. Loan-related fees and income increased $34 million in 2020, due to residential mortgage loan originations and sales, which benefited from the reduction in benchmark interest rates and our enhanced customer-facing digital fulfillment process. Retail and business banking fees decreased $10 million in 2020, due to fee waivers as a result of the COVID-19 pandemic. Card fees decreased $10 million in 2020, due to reduced economic activity and transaction volume.
Customer-related fees increased by $17 million, or 3%, during 2019. Capital markets and foreign exchange fees increased by $20 million as a result of an $11 million increase in income from arranging interest rate hedges for our loan customers, a $4 million increase in loan syndication arrangement fees, and a $3 million increase in foreign exchange fees. Wealth management and trust fees increased by $5 million, or 9%, as a result of increased corporate and personal trust revenue. Other customer-related fees decreased by $6 million, or 22%, primarily as a result of the sale of a minor business in 2019.
Noncustomer-related fees
Dividends and other income decreased by $19 million during 2020, primarily due to lower dividends received from the Federal Home Loan Bank (“FHLB”), reflecting less FHLB stock held by us.
When comparing 2019 with 2018, fair value and nonhedge derivative income decreased by $8 million due to valuation adjustments on client-related interest rate swaps during 2019. As a result of the decline in interest rates during 2019 and increased client activity during the year, these client-related interest rate swaps significantly increased in value, resulting in the Bank having a larger exposure to the clients and a $9 million negative valuation adjustment in 2019, compared with a negative valuation adjustment of $1 million in 2018.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Noninterest Expense
Schedule 11 presents a comparison of the major components of noninterest expense for the past three years.
Schedule 11
NONINTEREST EXPENSE

(Dollar amounts in millions)	2020	Amount change	Percent change	2019	Amount change	Percent change	2018

Salaries and employee benefits	$1,087	$(54)	(5)%	$1,141	$71	7%	$1,070
Occupancy, net	130	(3)	(2)	133	1	1	132
Furniture, equipment and software, net	127	(8)	(6)	135	9	7	126
Other real estate expense, net	1	4	NA	(3)	(4)	NA	1
Credit-related expense	22	2	10	20	(5)	(20)	25
Professional and legal services	52	5	11	47	(5)	(10)	52
Advertising	19	—	—	19	(7)	(27)	26
FDIC premiums	25	—	—	25	(25)	(50)	50
Other	241	16	7	225	28	14	197
Total noninterest expense	$1,704	$(38)	(2)%	$1,742	$63	4%	$1,679
Adjusted noninterest expense	$1,673	$(31)	(2)%	$1,704	$32	2%	$1,672
Noninterest expense decreased by $38 million, or 2%, in 2020, compared with 2019. Adjusted noninterest expense decreased by $31 million, or 2%, over the same period, and includes a $30 million charitable contribution in 2020. See “GAAP to Non-GAAP Reconciliations” on page 28 for more information regarding the calculation of adjusted noninterest expense.
Schedule 12
SALARIES AND EMPLOYEE BENEFITS

(Dollar amounts in millions)	2020	Amount/quantity change	Percent change	2019	Amount/quantity change	Percent change	2018

Salaries and bonuses	$918	$(35)	(4)%	$953	$58	6%	$895
Employee benefits:
Employee health and insurance	86	3	4	83	6	8	77
Retirement	39	(10)	(20)	49	4	9	45
Payroll taxes and other	44	(12)	(21)	56	3	6	53
Total benefits	169	(19)	(10)	188	13	7	175
Total salaries and employee benefits	$1,087	$(54)	(5)%	$1,141	$71	7%	$1,070

Full-time equivalent employees at December 31,	9,678	(510)	(5)%	10,188	(13)	—%	10,201
Salaries and employee benefits decreased by $54 million, or 5%, in 2020, compared with 2019, primarily due to an increase in capitalized salaries and employee benefits as a result of our technology initiatives and PPP loan originations, lower severance costs and base salaries related to the reduction in workforce, and a decrease in the profit sharing contribution to the employee 401(k) plan. Full-time equivalent employees decreased to 9,678 at December 31, 2020, compared with 10,188 at December 31, 2019. During 2020, we paid $21 million in PPP-related bonuses, of which approximately $16 million was capitalized and deferred.
Salaries and employee benefits increased by $71 million, or 7%, in 2019, compared with 2018, mainly due to a $33 million increase in base salaries resulting from salary merit increases, a $22 million increase in severance expenses primarily from the previously mentioned workforce reduction, a $6 million increase in employee medical costs, and a $4 million increase in retirement expenses. These increases were partially offset by a $7 million decrease in incentive compensation.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Other noninterest expense increased by $16 million to $241 million in 2020, compared with $225 million in 2019. This increase was primarily due to the previously mentioned $30 million charitable contribution and a $28 million pension plan termination-related expense, partially offset by an $18 million decrease in travel and entertainment expense, a $13 million impairment charge in 2019 related to centralizing our office space and the closure of certain branches, and $10 million of customer reimbursements in 2019 to remedy a self-identified operational issue. These same expenses that occurred in 2019 contributed to the same reasons for the $28 million increase in Other noninterest expense in 2019, compared with 2018.
When comparing 2019 with 2018, the other significant variance was a $25 million decrease in FDIC premiums, which was primarily due to the elimination of the FDIC surcharge for large banks because the required Deposit Insurance Fund reserve ratio had been met and the Bank issuing unsecured debt which results in lower FDIC premiums.
Income Taxes
Income tax expense was $133 million in 2020, $237 million in 2019, and $259 million in 2018. Our effective income tax rates were 19.8% in 2020, 22.5% in 2019, and 22.7% in 2018. The income tax rates for all tax years were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance (“BOLI”) and were increased by the nondeductibility of FDIC premiums, certain executive compensation, and other fringe benefits. The tax rate for 2020 was also reduced as a result of the proportional increase in nontaxable items and tax credits relative to pretax book income, as compared with 2019 and 2018.
We continued to invest in technology initiatives, low-income housing, and municipal securities during 2020, 2019, and 2018, generating tax credits and nontaxable income that benefited the tax rate each year.
We had a net deferred tax liability (“DTL”) balance of $3 million at December 31, 2020, compared with a net deferred tax asset (“DTA”) balance of $37 million at December 31, 2019. The decrease from a net DTA to a net DTL balance resulted primarily from an increase in unrealized gains in OCI related to securities and accelerated tax deductions on certain technology initiatives and depreciable property during 2020. An increase in the provision for loan losses in excess of net charge-offs offset some of the overall decrease in DTA.
We did not record any DTA valuation allowance for GAAP purposes as of December 31, 2020. Note 20 of the Notes to Consolidated Financial Statements discloses information about our evaluation of the DTA, including any potential additional valuation allowances.
Preferred Stock Dividends
Preferred stock dividends have been consistent during the past three years and were $34 million in 2020, 2019, and 2018. See further details in Note 14 of the Notes to Consolidated Financial Statements.
BUSINESS SEGMENT RESULTS
We manage our operations and prepare management reports and other information with a primary focus on geographic area. Our banking operations are managed under their own individual brand names, including Zions Bank, Amegy Bank (“Amegy”), California Bank & Trust (“CB&T”), National Bank of Arizona (“NBAZ”), Nevada State Bank (“NSB”), Vectra Bank Colorado (“Vectra”), and The Commerce Bank of Washington (“TCBW”). Performance assessment and resource allocation are based upon this geographic structure. We emphasize local authority and responsibility, local pricing, and customization of certain products (as applicable), designed to maximize customer satisfaction and strengthen community relations.
We allocate the cost of centrally provided services to the business segments based upon estimated or actual usage of those services. We also allocate capital based on the risk-weighted assets held at each business segment. We use an internal Funds Transfer Pricing (“FTP”) allocation process to report results of operations for business segments. This process is continually refined. Prior period amounts have been revised to reflect the impact of these changes had they been instituted for the periods presented. See Note 22 of the Notes to Consolidated Financial Statements

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
for more information on our FTP allocations, the Other segment, and more performance information including net interest income, noninterest income, and noninterest expense by segment.
The onset of a global pandemic during 2020 resulted in many challenges for our business segments, and affected all areas of their operations. Common areas of financial performance experienced at various levels of the segments include:
• Decreased income before income taxes;
• Increased loan balances across all geographies, mainly due to PPP loan originations;
•Growth in customer deposit balances across almost all segments, which were assisted by various government economic stimulus programs; and
•Lower credit quality and higher allowance for credit losses.
Schedule 13 shows selected financial information for our business segments. Ratios are calculated based on amounts in thousands.
Schedule 13
SELECTED SEGMENT INFORMATION

(Dollar amounts in millions)	Zions Bank			Amegy			CB&T
	2020	2019	2018	2020	2019	2018	2020	2019	2018
KEY FINANCIAL INFORMATION
Total average loans	$13,845	$13,109	$12,643	$13,114	$12,235	$11,358	$12,366	$10,763	$10,033
Total average deposits	18,370	15,561	15,149	12,970	11,627	11,160	13,763	11,522	11,268
Income before income taxes	295	346	341	178	274	347	182	277	267
CREDIT QUALITY
Provision for credit losses	$67	$18	$8	$111	$9	$(80)	$120	$7	$15
Net loan and lease charge-offs	27	9	1	49	19	(17)	15	10	4
Ratio of net charge-offs to average loans and leases	0.20%	0.07%	0.01%	0.37%	0.16%	(0.15)%	0.12%	0.09%	0.04%
Allowance for credit losses	$167	$134	$126	$210	$155	$161	$158	$64	$70
Ratio of allowance for credit losses to net loans and leases, at year-end	1.21%	1.02%	1.00%	1.60%	1.27%	1.42%	1.28%	0.59%	0.70%
Nonperforming lending-related assets	$98	$85	$68	$131	$60	$79	$56	$49	$48
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	0.71%	0.65%	0.52%	1.03%	0.49%	0.69%	0.43%	0.45%	0.45%
Accruing loans past due 90 days or more	$7	$2	$11	$—	$2	$1	$4	$5	$9
Ratio of accruing loans past due 90 days or more to net loans and leases	0.05%	0.02%	0.09%	—%	0.02%	0.01%	0.03%	0.05%	0.09%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(Dollar amounts in millions)	NBAZ			NSB			Vectra			TCBW
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
KEY FINANCIAL INFORMATION
Total average loans	$5,099	$4,774	$4,608	$3,102	$2,630	$2,394	$3,401	$3,109	$2,924	$1,460	$1,194	$1,118
Total average deposits	5,771	5,002	4,931	5,427	4,512	4,286	3,637	2,853	2,761	1,256	1,094	1,092
Income before income taxes	75	107	95	11	47	39	24	50	43	28	37	33
CREDIT QUALITY
Provision for credit losses	$35	$2	$8	$37	$(1)	$1	$34	$3	$6	$7	$(1)	$2
Net loan and lease charge-offs	1	—	—	(1)	(3)	(4)	14	2	—	—	—	—
Ratio of net charge-offs to average loans and leases	0.02%	—%	—%	(0.03)%	(0.11)%	(0.17)%	0.41%	0.06%	—%	—%	—%	—%
Allowance for credit losses	$60	$32	$32	$59	$14	$13	$47	$27	$26	$11	$7	$10
Ratio of allowance for credit losses to net loans and leases, at year-end	1.18%	0.68%	0.69%	1.90%	0.53%	0.54%	1.38%	0.87%	0.89%	0.75%	0.59%	0.89%
Nonperforming lending-related assets	$17	$14	$18	$40	$27	$18	$19	$11	$20	$8	$4	$4
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	0.34%	0.29%	0.39%	1.24%	1.00%	0.72%	0.56%	0.35%	0.66%	0.52%	0.33%	0.37%
Accruing loans past due 90 days or more	$—	$—	$1	$—	$—	$—	$1	$1	$—	$—	$—	$—
Ratio of accruing loans past due 90 days or more to net loans and leases	—%	—%	0.02%	—%	—%	—%	0.03%	0.03%	—%	—%	—%	—%
Zions Bank
Zions Bank is headquartered in Salt Lake City, Utah, and is primarily responsible for conducting operations in Utah, Idaho, and Wyoming. If it were a separately chartered bank, it would be the second largest full-service commercial bank in Utah and the fourth largest in Idaho, as measured by domestic deposits in these states.
Zions Bank’s income before income taxes decreased by $51 million, or 15%, during 2020. The decrease in income before taxes was primarily due to a $49 million increase in the provision for credit losses. This decrease was partially offset by a $25 million decrease in noninterest expense, and an $11 million increase in noninterest income. The loan portfolio increased by $660 million during 2020, which consisted of increases of $925 million and $75 million in commercial and CRE loans, respectively, and a decrease of $340 million in consumer loans. The ratio of ACL to net loans and leases increased to 1.21% at December 31, 2020, from 1.02% at December 31, 2019. Nonperforming lending-related assets increased $13 million, or 15%, from the prior year. Deposits increased by 30% in 2020, from 2019.
Amegy Bank
Amegy Bank is headquartered in Houston, Texas. If it were a separately chartered bank, it would be the ninth largest full-service commercial bank in Texas as measured by domestic deposits in the state.
Amegy’s income before income taxes decreased by $96 million, or 35%, during 2020. The decrease in income before income taxes was primarily due to a $102 million increase in the provision for credit losses and a $5 million decrease in noninterest income. This decrease was partially offset by a decrease of $15 million in noninterest expense. The loan portfolio increased by $461 million during 2020, which consisted of increases of $508 million and $167 million in commercial and CRE loans, respectively, and a decrease of $214 million in consumer loans. The ratio of ACL to net loans and leases increased to 1.60% at December 31, 2020, from 1.27% at December 31,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
2019. Nonperforming lending-related assets increased $71 million, or 118%, from the prior year, primarily due to stress in the oil and gas-related loan portfolio. Deposits increased by 19% in 2020, from 2019.
California Bank & Trust
California Bank & Trust is headquartered in San Diego, California. If it were a separately chartered bank, it would be the 18th largest full-service commercial bank in California as measured by domestic deposits in the state.
CB&T’s income before income taxes decreased by $95 million, or 34%, during 2020. The decrease in income before taxes was primarily due to a $113 million increase in the provision for credit losses. This decrease was partially offset by an $11 million decrease in noninterest expense, and a $7 million increase in noninterest income. The loan portfolio increased by $2.1 billion during 2020, which consisted of increases of $1.8 billion and $283 million in commercial and CRE loans, respectively, and a decrease of $38 million in consumer loans. The ratio of ACL to net loans and leases increased to 1.28% at December 31, 2020, from 0.59% at December 31, 2019. Nonperforming lending-related assets increased $7 million, or 14%, from the prior year. Deposits increased by 25% in 2020, from 2019.
National Bank of Arizona
National Bank of Arizona is headquartered in Phoenix, Arizona. If it were a separately chartered bank, it would be the sixth largest full-service commercial bank in Arizona as measured by domestic deposits in the state.
NBAZ’s income before income taxes decreased by $32 million, or 30%, during 2020. The decrease in income before taxes was primarily due to a $33 million increase in the provision for credit losses and a $1 million decrease in noninterest income. This decrease was partially offset by a decrease of $9 million in noninterest expense. The loan portfolio increased by $287 million during 2020, which consisted of an increase of $462 million in commercial loans, and decreases of $60 million and $115 million in CRE and consumer loans, respectively. The ratio of ACL to net loans and leases increased to 1.18% at December 31, 2020, from 0.68% at December 31, 2019. Nonperforming lending-related assets increased $3 million, or 21%, from the prior year. Deposits increased by 26% in 2020, from 2019.
Nevada State Bank
Nevada State Bank is headquartered in Las Vegas, Nevada. If it were a separately chartered bank, it would be the fourth largest full-service commercial bank in Nevada as measured by domestic deposits in the state.
NSB’s income before income taxes decreased by $36 million, or 77%, during 2020. The decrease in income before taxes was primarily due to a $38 million increase in the provision for credit losses. This decrease was partially offset by a decrease of $4 million in noninterest expense. The loan portfolio increased by $514 million during 2020, which consisted of increases of $586 million and $33 million in commercial and CRE loans, respectively, and a decrease of $105 million in consumer loans. The ratio of ACL to net loans and leases increased to 1.90% at December 31, 2020, from 0.53% at December 31, 2019. Nonperforming lending-related assets increased $13 million, or 48%, from the prior year. Deposits increased by 22% in 2020, from 2019.
Vectra Bank Colorado
Vectra Bank Colorado is headquartered in Denver, Colorado. If it were a separately chartered bank, it would be the eleventh largest full-service commercial bank in Colorado as measured by domestic deposits in the state.
Vectra’s income before income taxes decreased by $26 million, or 52%, during 2020. The decrease in income before taxes was primarily due to a $31 million increase in the provision for credit losses and a $1 million increase in noninterest expense. This decrease was partially offset by an increase of $6 million in noninterest income. The loan portfolio increased by $285 million during 2020, which consisted of increases of $351 million and $9 million in commercial and CRE loans, respectively, and a decrease of $75 million in consumer loans. The ratio of ACL to net loans and leases increased to 1.38% at December 31, 2020, from 0.87% at December 31, 2019. Nonperforming lending-related assets increased $8 million, or 73%, from the prior year. Deposits increased by 42% in 2020, from 2019.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
TCBW’s income before income taxes decreased $9 million, or 24%, during 2020. The decrease in income before taxes was primarily due to an $8 million increase in the provision for credit losses. The loan portfolio increased by $296 million during 2020, which consisted of increases of $264 million and $42 million in commercial and CRE loans, respectively, and a decrease of $10 million in consumer loans. The ratio of ACL to net loans and leases increased to 0.75% at December 31, 2020, from 0.59% at December 31, 2019. Nonperforming lending-related assets increased $4 million, or 100%, from the prior year. Deposits increased by 20% in 2020, from 2019.
BALANCE SHEET ANALYSIS
Interest-earning Assets
Interest-earning assets are those assets that have interest rates or yields associated with them. One of our goals is to maintain a high level of interest-earning assets relative to total assets while keeping non-earning assets at a minimum. Interest-earning assets consist of money market investments, securities, loans, and leases.
Schedule 8, which we referenced in our discussion of net interest income, includes the average balances of our interest-earning assets, the amount of revenue generated by them, and their respective yields. Another goal is to maintain a higher-yielding mix of interest-earning assets, such as loans, relative to lower-yielding assets, while maintaining adequate levels of highly liquid assets. As a result of this goal we redeployed funds from lower-yielding money market investments, in addition to using wholesale borrowings, to purchase agency securities.
Average interest-earning assets were $71.2 billion in 2020, compared with $64.9 billion in 2019. Average interest-earning assets as a percentage of total average assets were 94% and 93% in 2020 and 2019, respectively.
Average loans were $53.0 billion in 2020 and $48.3 billion in 2019. Average loans as a percentage of total average assets were 70% in 2020, compared with 69% in 2019.
Average money market investments, consisting of interest-bearing deposits and federal funds sold and security resell agreements, increased by 127% from 2019. Average securities decreased by 2% from 2019. Average total deposits increased by 16%; average total loans also increased by 10% in 2020 when compared with 2019.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
AVERAGE OUTSTANDING LOANS AND DEPOSITS
(at December 31)
Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk, in addition to generating revenue. Refer to the “Liquidity Risk Management” section on page 73 for additional information on management of liquidity and funding. The following schedule presents a profile of our investment securities portfolio. The amortized cost amounts represent the original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are described in Note 3 of the Notes to Consolidated Financial Statements.
Schedule 14
INVESTMENT SECURITIES PORTFOLIO

	December 31, 2020			December 31, 2019
(In millions)	Par Value	Amortized cost	Estimated fair value	Par Value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$636	$636	$640	$592	$592	$597
Available-for-sale
U.S. Treasury securities	205	205	192	25	25	25
U.S. Government agencies and corporations:
Agency securities	1,051	1,051	1,091	1,301	1,301	1,302
Agency guaranteed mortgage-backed securities	11,259	11,439	11,693	9,406	9,518	9,559
Small Business Administration loan-backed securities	1,103	1,195	1,160	1,414	1,535	1,495
Municipal securities	1,237	1,352	1,420	1,175	1,282	1,319
Other	175	175	175	25	25	25
Total available-for-sale debt securities	15,030	15,417	15,731	13,346	13,686	13,725
Money market mutual funds and other	—	—	—	—	—	—
Total available-for-sale	15,030	15,417	15,731	13,346	13,686	13,725
Total investment securities	$15,666	$16,053	$16,371	$13,938	$14,278	$14,322
The amortized cost of investment securities at December 31, 2020 increased by 12% from the balance at December 31, 2019.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The investment securities portfolio includes $387 million of net premium as of December 31, 2020, up from $340 million in the prior year, that is distributed across various asset classes as illustrated in the preceding schedule. Premium amortization for 2020 was approximately $105 million, compared with approximately $120 million in 2019. For more information on the accounting for premiums and discounts for investment securities see Note 5 to the Consolidated Financial Statements.
As of December 31, 2020, under the GAAP fair value accounting hierarchy, 1.2% of the $15.7 billion fair value of the AFS securities portfolio was valued at Level 1, 98.8% was valued at Level 2, and there were no Level 3 AFS securities. At December 31, 2019, 0.2% of the $13.7 billion fair value of AFS securities portfolio was valued at Level 1, 99.8% was valued at Level 2, and there were no Level 3 AFS securities. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.
Exposure to State and Local Governments
We provide multiple products and services to state and local governments (referred to collectively as “municipalities”), including deposit services, loans, and investment banking services. We also invest in securities issued by the municipalities.
Schedule 15 summarizes our exposure to state and local municipalities:
Schedule 15
MUNICIPALITIES

	December 31,
(In millions)	2020	2019

Loans and leases	$2,951	$2,393
Held-to-maturity – municipal securities	636	592
Available-for-sale – municipal securities	1,420	1,319
Trading account – municipal securities	149	107
Unfunded lending commitments	359	200
Total direct exposure to municipalities	$5,515	$4,611
Our municipal securities and loans are primarily from municipalities located within our geographic footprint. Our municipal loan and lease portfolio is generally secured by real estate or equipment, or is a general obligation of a municipal entity. At December 31, 2020, no municipal loans were on nonaccrual. Municipal securities are internally graded, similar to loans, using risk-grading systems which vary based on the size and type of credit risk exposure. The internal risk grades assigned to our municipal securities follow our definitions of Pass, Special Mention, and Substandard, which are consistent with published definitions of regulatory risk classifications. At December 31, 2020, all municipal securities were graded as Pass. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans and securities.
Loans Held for Sale
Loans held for sale were $81 million at December 31, 2020, compared with $129 million at December 31, 2019, and are generally consumer mortgage loans, small business loans, and commercial loans. As of December 31, 2020, the majority of the loans held for sale consisted primarily of consumer mortgage loans.
Loan and Lease Portfolio
As of December 31, 2020 and December 31, 2019, net loans and leases accounted for 66% and 70% of total assets, respectively. Schedule 16 presents our loans outstanding by type of loan as of the five most recent year-ends. The schedule also includes a maturity profile for the loans that were outstanding as of December 31, 2020. However, while this schedule reflects the contractual maturity and repricing characteristics of these loans, in a small number of cases, we have hedged the repricing characteristics of our variable-rate loans as more fully described in “Interest Rate Risk” on page 67.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 16
LOAN AND LEASE PORTFOLIO BY TYPE AND MATURITY

	December 31, 2020				December 31,
(In millions)	One year or less	One year through five years	Over five years	Total	2019	2018	2017	2016
Commercial:
Commercial and industrial	$3,073	$7,970	$2,401	$13,444	$14,760	$14,513	$14,003	$13,452
PPP	—	5,572	—	5,572	—	—	—	—
Leasing	14	238	68	320	334	327	364	423
Owner-occupied	340	1,591	6,254	8,185	7,901	7,661	7,288	6,962
Municipal	132	476	2,343	2,951	2,393	1,661	1,271	778
Total commercial	3,559	15,847	11,066	30,472	25,388	24,162	22,926	21,615
Commercial real estate:
Construction and land development	844	1,412	89	2,345	2,211	2,186	2,021	2,019
Term	1,959	4,428	3,372	9,759	9,344	8,939	9,103	9,322
Total commercial real estate	2,803	5,840	3,461	12,104	11,555	11,125	11,124	11,341
Consumer:
Home equity credit line	11	31	2,703	2,745	2,917	2,937	2,777	2,645
1-4 family residential	28	45	6,896	6,969	7,568	7,176	6,662	5,891
Construction and other consumer real estate	—	4	626	630	624	643	597	486
Bankcard and other revolving plans	239	71	122	432	502	491	509	481
Other	16	86	22	124	155	180	185	190
Total consumer	294	237	10,369	10,900	11,766	11,427	10,730	9,693
Total net loans and leases	$6,656	$21,924	$24,896	$53,476	$48,709	$46,714	$44,780	$42,649
Loans maturing:
With fixed interest rates	$819	$8,783	$6,361	$15,963
With variable interest rates	5,837	13,141	18,535	37,513
Total	$6,656	$21,924	$24,896	$53,476
Loans and leases, net of unearned income and fees, increased $4.8 billion, or 10%, to $53.5 billion at December 31, 2020, from $48.7 billion at December 31, 2019, primarily due to the origination of PPP loans across our geographic footprint. Excluding PPP loans, commercial loans decreased by $488 million, as the stressed economic environment adversely impacted demand for these loans. Within commercial loans, a $1.3 billion decrease in commercial and industrial loans was partially offset by increases of $558 million in municipal loans and $284 million in owner-occupied commercial loans. Term commercial real estate loans increased $415 million. Consumer loans decreased $866 million, which was spread across all consumer loan subcategories and geographies.
Other Noninterest-bearing Investments
During 2020, we decreased our short-term borrowings with the FHLB by $1 billion. This decrease required a reduced investment in FHLB activity stock, which consequently decreased by $39 million during the year. Additionally, there were decreases of $19 million to both our Farmer Mac stock and the value of our SBIC investments during the year. Aside from these decreases, other noninterest-bearing investments remained relatively stable as set forth in the following schedule. Schedule 17 summarizes our other noninterest-bearing investments.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 17
OTHER NONINTEREST-BEARING INVESTMENTS

	December 31,
(In millions)	2020	2019

Bank-owned life insurance	$532	$525
Federal Home Loan Bank stock	11	50
Federal Reserve stock	98	107
Farmer Mac stock[1]	28	47
SBIC investments	135	154
Non-SBIC investment funds	10	12
Other	3	3
Total other noninterest-bearing investments	$817	$898
1 As a result of the merger of our former bank holding company into the Bank, we agreed to dispose of our Farmer Mac Class C stock to resolve questions about the permissibility of national bank investments in such shares, and initiated sales of the stock in the first quarter of 2020.
Premises, Equipment and Software, Net
Net premises, equipment and software increased $67 million, or 5.9%, during 2020. In 2013, we began a three-phase project to replace our core loan and deposit banking systems. In 2017, we implemented the first phase of our core lending and deposit systems replacement project, which replaced our primary consumer lending systems. During the first quarter of 2019, we successfully implemented the second phase of this project by replacing our primary commercial and CRE lending systems. Having reached this milestone, we now have substantially all of our in-scope retail, commercial, and CRE loans on a new modern core platform. We are well underway with the project to convert our deposit servicing system by 2023. The total core replacement project spend amount is comprised of both capitalized amounts and amounts that are expensed as incurred. The useful life for most of the capitalized costs is 10 years. The following schedule shows the total amount of costs capitalized, less accumulated depreciation, by phase for the core replacement project.
Schedule 18
CAPITALIZED COSTS FOR THE CORE REPLACEMENT PROJECT

	December 31, 2020
(In millions)	Phase 1	Phase 2	Phase 3	Total

Total amount capitalized, less accumulated depreciation	$46	$74	$100	$220
During 2020, we announced the construction of a 400,000 square-foot technology campus in Midvale, Utah, which will serve our entire organization. The campus is expected to be completed in mid-2022 and will be our primary technology and operations center, accommodating more than 2,000 employees at this location. The new campus will allow us to achieve substantial efficiencies by eliminating 11 smaller facilities totaling 520,000 square feet, reducing related occupancy costs by more than 20%. Vectra also announced in 2020 the construction of a new Denver, Colorado corporate center. The 127,000 square-foot, nine-story, mixed-use building is scheduled to open in late-2022 and will accommodate more than 200 employees.
Deposits
Deposits, both interest-bearing and noninterest-bearing, are a primary source of funding for us. Average total deposits increased by 16% during 2020, compared with 2019, with average interest-bearing deposits increasing by 10%, and average noninterest-bearing deposits increasing by 24%. The average interest rate paid for interest-bearing deposits was 50 bps lower in 2020, compared with 2019.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Demand, savings, and money market deposits were 96% and 92% of total deposits at December 31, 2020, and December 31, 2019, respectively. At December 31, 2020 and December 31, 2019, total deposits included $813 million and $2.3 billion, respectively, of brokered deposits.
See Notes 12 and 13 of the Notes to Consolidated Financial Statements and “Liquidity Risk Management” on page 73 for additional information on funding and borrowed funds.
RISK MANAGEMENT
Since risk is inherent in substantially all of our operations, management of risk is an integral part of our operations and is also a key determinant of our overall performance. We utilize the three lines of defense approach to risk management with responsibilities for each line of defense defined in our Risk Management Framework. The first line of defense represents units and functions throughout the Bank engaged in activities related to revenue generation, expense reduction, operational support, and technology services. These units and functions are accountable for owning and managing the risks associated with these activities. The second line of defense represents functions responsible for independently assessing and overseeing risk management activities. The third line of defense is our internal audit function that provides independent assessment of the effectiveness of the first and second lines of defense.
The Board of Directors has established an Audit Committee, a Compensation Committee, and a Risk Oversight Committee (“ROC”) that consist of appointed Board members who oversee our risk management processes. The ROC meets on a regular basis to monitor and review Enterprise Risk Management (“ERM”) activities. As required by its charter, the ROC performs oversight for various ERM activities and approves ERM policies and activities as detailed in the ROC charter.
Management applies various strategies to reduce the risks to which our operations are exposed, including credit risk, market and interest rate risk, liquidity risk, strategic and business risk, operational risk, technology risk, cyber risk, capital/financial reporting risk, legal/compliance risk (including regulatory risk), reputational risk, and other risk. These risks are overseen by various management committees, including an Enterprise Risk Management Committee, which is the central point for monitoring, reviewing, and managing enterprise risk.
Credit Risk Management
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. Credit risk arises primarily from our lending activities, as well as from off-balance sheet credit instruments.
The Board of Directors, through the ROC, is responsible for approving the overall credit policies relating to the management of credit risk. The ROC also oversees and monitors adherence to key credit policies and the credit risk appetite as defined in the Risk Management Framework. Additionally, the Board has established the Credit Risk Committee, which is chaired by the Chief Credit Officer and includes members of management, and to which it has delegated the responsibility for managing credit risk and approving changes to credit policies.
Centralized oversight of credit risk is provided through credit policies, credit risk management, and credit examination functions. Our credit policies place emphasis on strong underwriting standards and early detection of potential problem credits in order to develop and implement action plans on a timely basis to mitigate any potential losses. These formal credit policies and procedures provide us with a framework for consistent underwriting and a basis for sound credit decisions at the local banking affiliate level. Credit examinations related to the ACL are reported to both the Audit Committee and the ROC.
Our credit risk management function is separate from the lending function and strengthens control over, and the independent evaluation of, credit activities. In addition, we have a well-defined set of standards for evaluating our loan portfolio, and we utilize a comprehensive loan risk-grading system to determine the risk potential in the portfolio. Furthermore, the internal credit examination department, which is independent of the lending function, periodically conducts examinations of our lending departments and credit activities. These examinations are

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
designed to review credit quality, adequacy of documentation, appropriate loan risk-grading administration, and compliance with credit policies. New, expanded, or modified products and services, as well as new lines of business, are approved by the Change, Initiatives, and Technology Committee.
Our credit risk management strategy includes diversification of our loan portfolio. Our business activity is primarily with customers located within the geographic footprint of our banking affiliates. We attempt to avoid the risk of undue concentrations of credit in any particular industry, collateral type, location, or with any individual customer or counterparty. Due to the nature of our geographic footprint, we have certain significant concentrations, including CRE and oil and gas-related lending. We have adopted and adhere to concentration limits on leveraged lending, municipal lending, oil and gas-related lending, and various types of CRE lending, particularly construction and land development lending. All of these limits are continually monitored and revised as necessary.
As we continued to monitor our concentration risk, the composition of our loan portfolio changed slightly from the prior year. Total commercial loans were 57% and 52% of the total portfolio at December 31, 2020, and December 31, 2019, respectively. CRE loans were 23% and 24% of the total portfolio at December 31, 2020, and December 31, 2019, respectively. Consumer loans were 20% and 24% of the total loan portfolio at December 31, 2020, and December 31, 2019, respectively.
Schedule 19
LOAN AND LEASE PORTFOLIO

	December 31, 2020		December 31, 2019
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$13,444	25.1%	$14,760	30.3%
PPP	5,572	10.5	—	—
Leasing	320	0.6	334	0.7
Owner-occupied	8,185	15.3	7,901	16.2
Municipal	2,951	5.5	2,393	4.9
Total commercial	30,472	57.0	25,388	52.1
Commercial real estate:
Construction and land development	2,345	4.4	2,211	4.5
Term	9,759	18.2	9,344	19.2
Total commercial real estate	12,104	22.6	11,555	23.7
Consumer:
Home equity credit line	2,745	5.2	2,917	6.0
1-4 family residential	6,969	13.0	7,568	15.6
Construction and other consumer real estate	630	1.2	624	1.3
Bankcard and other revolving plans	432	0.8	502	1.0
Other	124	0.2	155	0.3
Total consumer	10,900	20.4	11,766	24.2
Total net loans and leases	$53,476	100.0%	$48,709	100.0%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Select Industries with Elevated Risk Related to COVID-19
Select industries have elevated risk due to the COVID-19 pandemic, and as a result, we are more intensely managing our credit exposure to these industries, including ongoing detailed industry credit reviews during 2020. The following schedule shows $4.0 billion, or 8.4%, of our non-PPP loan balances in these industries as of December 31, 2020. Approximately 29% of these loans had payments deferred or their regularly scheduled payments otherwise modified during 2020. Of the $4.0 billion as of December 31, 2020, approximately 98% were secured by collateral, and 67% were secured by real estate collateral. The oil and gas-related industry has also been affected by the COVID-19 pandemic. For more information see “Oil and Gas-Related Exposure” on page 58 of MD&A.
Schedule 20
COVID-19 ELEVATED RISK EXPOSURE

	December 31, 2020
(Dollar amounts in millions)	Amount	% of total non-PPP loans

CRE
Retail	$1,125	2.4%
Hotel/motel	616	1.3%
C&I
Entertainment, recreation	444	0.9%
Tech, telecom, media	442	0.9%
Retail	387	0.8%
Transportation	371	0.8%
Consumer services	253	0.5%
Other [1]	401	0.8%
Total	$4,039	8.4%
1 No other industry group exceeds 0.4% of total non-PPP loans.
Line utilization of revolving loans in industries with elevated risk related to COVID-19 has declined to 28% at December 31, 2020, compared with 43% at March 31, 2020.
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the SBA, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of December 31, 2020, the principal balance of these loans was $6.1 billion, and the guaranteed portion of these loans was $6.0 billion. Most of these loans were guaranteed by the SBA. The following schedule presents the composition of U.S. government agency guaranteed loans and includes $5.6 billion of the previously mentioned PPP loans that are 100% guaranteed by the SBA.
Schedule 21
U.S. GOVERNMENT AGENCY GUARANTEES

(Dollar amounts in millions)	December 31, 2020	Percent guaranteed	December 31, 2019	Percent guaranteed

Commercial	$6,116	98%	$555	74%
Commercial real estate	18	72	18	78
Consumer	5	100	7	100
Total loans	$6,139	98%	$580	75%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
Schedule 22
COMMERCIAL LENDING BY INDUSTRY GROUP

	December 31, 2020		December 31, 2019
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Retail trade	$2,736	9.0%	$2,606	10.3%
Healthcare and social assistance	2,686	8.8	1,916	7.5
Manufacturing	2,480	8.1	2,160	8.5
Real estate, rental and leasing	2,408	7.9	2,401	9.5
Finance and insurance	2,115	6.9	1,837	7.2
Construction	2,001	6.6	1,158	4.6
Wholesale trade	1,735	5.7	1,639	6.4
Professional, scientific, and technical services	1,598	5.2	950	3.7
Hospitality and food services	1,545	5.1	983	3.9
Transportation and warehousing	1,526	5.0	1,454	5.7
Public Administration	1,512	5.0	1,189	4.7
Utilities	1,507	4.9	1,411	5.6
Mining, quarrying, and oil and gas extraction	1,236	4.1	1,429	5.6
Other Services (except Public Administration)	1,207	4.0	890	3.5
Other [2]	4,180	13.7	3,365	13.3
Total	$30,472	100.0%	$25,388	100.0%
1 Includes primarily utilities, power, and renewable energy.
2 No other industry group individually exceeds 3.9%.
Oil and Gas-Related Exposure
Various industries represented in the previous schedule, including mining, quarrying and oil and gas extraction, manufacturing, and transportation and warehousing, contain certain loans we categorize as oil and gas-related. At December 31, 2020, we had approximately $4.2 billion of total oil and gas-related credit exposure. The distribution of oil and gas-related loans by customer market segment is shown in the following schedule:
Schedule 23
OIL AND GAS-RELATED EXPOSURE1

(Dollar amounts in millions)	December 31, 2020		December 31, 2019

Loans and leases	Amount	Percent	Amount	Percent
Upstream	$916	40%	$1,041	42%
Midstream	814	35	863	34
Oil and gas services	392	17	439	18
Downstream	197	8	158	6
Total loan and lease balances[2]	2,319	100%	2,501	100%
Unfunded lending commitments	1,868		2,171
Total oil and gas-related credit exposure	$4,187		$4,672
1 Because many borrowers operate in multiple businesses, judgment has been applied in characterizing a borrower as oil and gas-related, including a particular segment of oil and gas-related activity, e.g., upstream or midstream; typically, 50% of revenues coming from the oil and gas sector is used as a guide.
2 Total oil and gas-related loan and lease balances at December 31, 2020 included approximately $171 million of PPP loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At December 31, 2020, oil and gas-related loans represented approximately 4% of the total loan portfolio, compared with 5% at December 31, 2019. Upstream loans are made to reserve-based borrowers where approximately 81% of those loans are collateralized by the value of the borrower’s oil and gas reserves. The following schedule presents certain credit quality measures of our oil and gas-related loan portfolio.
Schedule 24
OIL AND GAS-RELATED CREDIT QUALITY MEASURES

	December 31, 2020	December 31, 2019
Credit quality measures
Nonaccrual loan ratio	2.7%	0.7%
Ratio of nonaccrual loans that are current	92.1%	66.7%
Ratio of net charge-offs to average oil and gas-related loans and leases, at period end	1.4%	0.2%
Ratio of allowance for credit losses to oil and gas-related loans, at period end	4.5%	3.1%
Oil and gas-related net charge-offs for 2020 were $34 million, compared with $4 million for 2019. At December 31, 2020 and 2019, the annualized net charge-off ratio was 2.1% and 0.5%, and the ACL related to oil and gas-related loans was 4.5% and 3.1%, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Real Estate Loans
Selected information indicative of credit quality regarding our CRE loan portfolio is presented in the following schedule.
Schedule 25
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington/Oregon	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	12/31/2020	$1,164	$3,302	$620	$645	$1,620	$1,453	$483	$472	$9,759	80.6%
% of loan type		11.9%	33.8%	6.4%	6.6%	16.6%	14.9%	5.0%	4.8%	100.0%
Delinquency rates: [2]
30-89 days	12/31/2020	0.7%	1.1%	—%	—%	0.7%	—%	—%	0.2%	0.6%
	12/31/2019	0.1%	0.1%	—%	0.2%	—%	0.1%	—%	0.2%	0.1%
≥ 90 days	12/31/2020	0.1%	0.2%	—%	—%	—%	0.2%	—%	0.2%	0.1%
	12/31/2019	—%	0.1%	—%	—%	—%	—%	—%	0.2%	—%
Accruing loans past due 90 days or more	12/31/2020	$—	$4	$—	$—	$—	$—	$—	$—	$4
	12/31/2019	—	—	—	—	—	—	—	—	—
Nonaccrual loans	12/31/2020	1	5	—	—	18	6	—	1	31
	12/31/2019	—	3	—	—	3	6	—	4	16
Residential construction and land development
Balance outstanding	12/31/2020	$63	$158	$46	$—	$169	$123	$9	$2	$570	4.7%
% of loan type		11.0%	27.7%	8.1%	—%	29.7%	21.6%	1.6%	0.3%	100.0%
Delinquency rates: [2]
30-89 days	12/31/2020	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2019	—%	1.2%	—%	—%	—%	—%	—%	—%	0.4%
≥ 90 days	12/31/2020	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
Accruing loans past due 90 days or more	12/31/2020	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2019	—	—	—	—	—	—	—	—	—
Nonaccrual loans	12/31/2020	—	—	—	—	—	—	—	—	—
	12/31/2019	—	—	—	—	—	—	—	—	—
Commercial construction and land development
Balance outstanding	12/31/2020	$127	$310	$61	$133	$467	$540	$103	$34	$1,775	14.7%
% of loan type		7.2%	17.5%	3.4%	7.5%	26.3%	30.4%	5.8%	1.9%	100.0%
Delinquency rates: [2]
30-89 days	12/31/2020	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2019	—%	0.4%	—%	—%	—%	0.2%	—%	—%	0.1%
≥ 90 days	12/31/2020	—%	—%	—%	—%	—%	—%	3.9%	—%	0.2%
	12/31/2019	—%	—%	—%	—%	—%	—%	—%	—%	—%
Accruing loans past due 90 days or more	12/31/2020	$—	$—	$—	$—	$—	$—	$4	$—	$4
	12/31/2019	—	—	—	—	—	—	—	—	—
Nonaccrual loans	12/31/2020	—	—	—	—	—	—	—	—	—
	12/31/2019	—	—	—	—	—	—	—	—	—
Total construction and land development	12/31/2020	$190	$468	$107	$133	$636	$663	$112	$36	$2,345
Total commercial real estate	12/31/2020	$1,354	$3,770	$727	$778	$2,256	$2,116	$595	$508	$12,104	100.0%
1No other geography exceeds $56 million for all three loan types.
2Delinquency rates include nonaccrual loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At December 31, 2020, our CRE construction and land development and term loan portfolios represented approximately 23% of the total loan portfolio. The majority of our CRE loans are secured by real estate, which is primarily located within our geographic footprint. Approximately 23% of the CRE loan portfolio matures in the next 12 months. Construction and land development loans generally mature in 18 to 36 months and contain full or partial recourse guarantee structures with one to five-year extension options or roll-to-perm options that often result in term debt. Term CRE loans generally mature within a three to seven-year period and consist of full, partial, and nonrecourse guarantee structures. Typical term CRE loan structures include annually-tested operating covenants that require loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value tests.
Approximately $156 million, or 7%, of the commercial construction and land development portfolio at December 31, 2020 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects.
Underwriting on commercial properties is primarily based on the economic viability of the project with heavy consideration given to the creditworthiness and experience of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Re-margining requirements (required equity infusions upon a decline in value or cash flow of the collateral) are often included in the loan agreement along with guarantees of the sponsor. Recognizing that debt is paid via cash flow, the projected cash flows of the project are critical in the underwriting because these determine the ultimate value of the property and its ability to service debt. Therefore, in most projects (with the exception of multi-family and hospitality construction projects), we require substantial pre-leasing or leasing in our underwriting, and we generally require a minimum projected stabilized debt service coverage ratio of 1.20 or higher, depending on the project asset class.
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
The existence of a guarantee that improves the likelihood of repayment is taken into consideration when evaluating CRE loans for expected losses. If the support of the guarantor is quantifiable and documented, it is included in the potential cash flows and liquidity available for debt repayment, and our expected loss methodology takes this repayment source into consideration.
When we modify or extend a loan, we also give consideration to whether the borrower is in financial difficulty, and whether we have granted a concession. In determining if an interest rate concession has been granted, we consider whether the interest rate on the modified loan is equivalent to current market rates for new debt with similar risk characteristics. If the rate in the modification is less than current market rates, it may indicate that a concession was

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
granted. However, if additional collateral is obtained, or if a guarantor exists who has the capacity and willingness to support the loan on an extended basis, we also consider the nature and amount of the additional collateral and guarantees in the ultimate determination of whether a concession has been granted.
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
Consumer Loans
We have primarily been an originator of first and second mortgages, generally considered to be of prime quality. We generally hold variable-rate loans in our portfolio and sell “conforming” fixed-rate loans to third parties, including Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, for which we make representations and warranties that the loans meet certain underwriting and collateral documentation standards.
We are engaged in Home Equity Credit Line (“HECL”) lending. At December 31, 2020 and December 31, 2019, our HECL portfolio totaled $2.7 billion and $2.9 billion, respectively. The following schedule describes the composition of our HECL portfolio by lien status.
Schedule 26
HECL PORTFOLIO BY LIEN STATUS

	December 31,
(In millions)	2020	2019

Secured by first deeds of trust	$1,354	$1,392
Secured by second (or junior) liens	1,391	1,525
Total	$2,745	$2,917
At December 31, 2020, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral-value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores at origination.
Approximately 91% of our HECL portfolio is still in the draw period, and approximately 19% of those loans are scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The ratio of net charge-offs for the trailing twelve months to average balances at year-end 2020 and 2019 was (0.01)% and 0.02%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned (“OREO”) increased to 0.69% at December 31, 2020, compared with 0.51% at December 31, 2019.
Total nonaccrual loans at December 31, 2020 increased to $367 million from $243 million at December 31, 2019, primarily in the 1-4 family residential mortgage and commercial and industrial loan portfolios.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents our nonperforming assets:
Schedule 27
NONPERFORMING ASSETS

(Dollar amounts in millions)	December 31,
	2020	2019	2018	2017	2016
Nonaccrual loans:
Loans held for sale	$—	$—	$6	$12	$40
Commercial:
Commercial and industrial	140	110	82	195	354
Leasing	—	—	2	8	14
Owner-occupied	76	65	67	90	74
Municipal	—	—	1	1	1
Commercial real estate:
Construction and land development	—	—	—	4	7
Term	31	16	38	36	29
Consumer:
Real estate	119	52	55	68	49
Other	1	—	1	—	1
Nonaccrual loans	367	243	252	414	569
Other real estate owned:
Commercial:
Commercial properties	4	5	2	3	2
Developed land	—	1	—	—	—
Land	—	1	—	—	—
Residential:
1-4 family	—	1	2	1	2
Developed land	—	—	—	—	—
Land	—	—	—	—	—
Other real estate owned	4	8	4	4	4
Total nonperforming assets	$371	$251	$256	$418	$573
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	0.69%	0.51%	0.55%	0.93%	1.34%
Accruing loans past due 90 days or more:
Commercial	$2	$9	$7	$17	$18
Commercial real estate	8	—	1	2	13
Consumer	2	1	2	3	5
Total	$12	$10	$10	$22	$36
Ratio of accruing loans past due 90 days or more to net loans and leases[1]	0.02%	0.02%	0.02%	0.05%	0.08%
1Includes loans held for sale.
Restructured Loans
Troubled debt restructurings (“TDRs”) are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for whom we have granted a concession that we would not otherwise consider. TDRs increased $158 million, or 103%, during 2020. Commercial and commercial real estate loans may be modified to provide the borrower temporary or permanent relief from the original contractual terms of the loan, to provide more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include residential mortgage loans and home equity loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
If the restructured loan performs for at least six months according to the modified terms, and an analysis of the customer’s financial condition indicates that we are reasonably assured of repayment of the modified principal and interest, the loan may be returned to accrual status. The borrower’s payment performance prior to and following the restructuring is taken into account to determine whether a loan is returned to accrual status.
Schedule 28
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

	December 31,
(In millions)	2020	2019	2018	2017	2016

Restructured loans – accruing	$198	$78	$112	$139	$151
Restructured loans – nonaccruing	113	75	90	87	100
Total	$311	$153	$202	$226	$251
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.
Schedule 29
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

(In millions)	2020	2019

Balance at beginning of year	$153	$202
New identified troubled debt restructuring and principal increases	270	48
Payments and payoffs	(51)	(84)
Charge-offs	(49)	(10)
No longer reported as troubled debt restructuring	(2)	—
Sales and other	(10)	(3)
Balance at end of year	$311	$153
COVID-19 Modifications and Deferrals
We developed various debt relief programs for our borrowers who have been adversely impacted by the COVID-19 pandemic. These programs primarily began in the second quarter of 2020 and generally consisted of short-term, or 90-day, principal and interest loan payment deferrals. Consistent with accounting and regulatory guidance, loan modifications provided to borrowers experiencing financial difficulties exclusively related to the COVID-19 pandemic, in which we provided these short-term modifications or payment deferrals, are not classified as TDRs. Other loan modifications above and beyond these short-term modifications or payment deferrals are assessed for TDR classification.
During 2020, we provided payment deferrals or other payment modifications related to COVID-19 hardships with respect to approximately $4.3 billion of total loan balances. As of December 31, 2020, $3.8 billion was outstanding, of which approximately $42 million, or 1.1%, was 90 days or more past due.
Allowance for Credit Losses
The ACL includes the ALLL and the RULC. For the year 2020, the ACL represented our estimate of current expected credit losses over the contractual term of the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. We determined our ACL as the best estimate within a range of estimated current expected losses over the contractual remaining life of each loan. For periods prior to 2020, the ACL represented management’s estimate of probable losses believed to be inherent in the loan portfolio at that time, and the determination of the appropriate level of the allowance was based on periodic evaluations of the portfolios. To determine the adequacy of the allowance, our loan and lease portfolio is segmented based on loan type.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule shows the changes in the allowance for credit losses and a summary of credit loss experience:
Schedule 30
SUMMARY OF CREDIT LOSS EXPERIENCE

(Dollar amounts in millions)	2020	2019	2018	2017	2016

Loans and leases outstanding (net of unearned income)	$53,476	$48,709	$46,714	$44,780	$42,649
Average loans and leases outstanding, (net of unearned income)	$53,016	$48,265	$45,425	$43,501	$42,062
Allowance for loan losses:
Balance at beginning of year [1]	$497	$495	$518	$567	$606
Provision charged to earnings	385	37	(39)	24	93
Charge-offs:
Commercial	113	57	46	118	170
Commercial real estate	1	4	5	9	12
Consumer	14	17	18	17	16
Total	128	78	69	144	198
Recoveries:
Commercial	14	25	68	46	43
Commercial real estate	—	6	9	14	14
Consumer	9	10	8	11	9
Total	23	41	85	71	66
Net loan and lease charge-offs	105	37	(16)	73	132
Balance at end of year	$777	$495	$495	$518	$567

Reserve for unfunded lending commitments:
Balance at beginning of year [1]	$29	$57	$58	$65	$75
Provision for unfunded lending commitments	29	2	(1)	(7)	(10)
Balance at end of year	$58	$59	$57	$58	$65

Total allowance for credit losses:
Allowance for loan losses	$777	$495	$495	$518	$567
Reserve for unfunded lending commitments	58	59	57	58	65
Total allowance for credit losses	$835	$554	$552	$576	$632

Ratio of net charge-offs to average loans and leases [2]	0.20%	0.08%	(0.04)%	0.17%	0.31%
Ratio of allowance for credit losses to net loans and leases, on December 31, [3]	1.56%	1.14%	1.18%	1.29%	1.48%
Ratio of allowance for credit losses to nonaccrual loans, on December 31,	228%	228%	224%	143%	119%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more, on December 31,	220%	219%	216%	136%	112%
1 Beginning balances at January 1, 2020 for the allowance for loan losses and reserve for unfunded lending commitments do not agree to their respective ending balances at December 31, 2019 because of the adoption of the CECL accounting standard; the allowance for loan losses was adjusted to $497 million, the reserve for unfunded lending commitments was adjusted to $29 million on January 1, 2020.
2 The ratio of net charge-offs to average loans and leases (excluding PPP loans), on December 31, 2020 was 0.22%.
3 The ratio of allowance for credit losses to net loans and leases (excluding PPP loans), on December 31, 2020 was 1.74%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 31
ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
	2020		2019		2018		2017		2016
(Dollar amounts in millions)	% of total loans	Allocation of ACL	% of total loans	Allocation of ACL	% of total loans	Allocation of ACL	% of total loans	Allocation of ACL	% of total loans	Allocation of ACL
Loan segment
Commercial	57.0%	$494	52.1%	$380	51.7%	$371	51.2%	$419	50.6%	$475
Commercial real estate	22.6	191	23.7	121	23.8	127	24.8	113	26.6	127
Consumer	20.4	150	24.2	53	24.5	54	24.0	44	22.8	30
Total	100.0%	$835	100.0%	$554	100.0%	$552	100.0%	$576	100.0%	$632
The total ACL increased during 2020, primarily as a result of the economic stress caused by the COVID-19 pandemic and stress in the oil and gas-related industry. On January 1, 2020, we adopted the CECL standard. Due to the adoption of the standard, the ACL is not comparable to prior periods.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. At December 31, 2020, the reserve decreased by $1 million, compared with December 31, 2019.
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
Our Board of Directors approves the overall policies relating to the management of our financial risk, including interest rate and market risk management. The Board has established the Asset/Liability Committee (“ALCO”) consisting of members of management, to which it has delegated the responsibility of managing our interest rate and market risk. ALCO establishes and periodically revises policy limits and reviews with the ROC the limits and limit exceptions reported by management.
Interest Rate Risk
Interest rate risk is one of the most significant risks to which we are regularly exposed. In general, our goal in managing interest rate risk is to manage balance sheet sensitivity to reduce net income volatility due to changes in interest rates.
While over the course of the last several years, we have actively reduced the level of asset sensitivity through interest rate swap hedges and the purchase of short-to-medium duration agency pass-through securities, the decline in interest rates has led to lower deposit rate sensitivity and combined with strong deposit growth our asset sensitivity has increased. Due to our concentration in noninterest-bearing deposits as well as the low interest rates paid on our interest-bearing deposits, there is little room to reduce deposit costs.
At December 31, 2019, we had $1.5 billion of fixed-to-floating interest rate swaps hedging long-term debt (effectively converting the fixed-rate debt into floating-rate debt). In late March 2020, we terminated $1.0 billion of swaps (i.e., two $500 million swaps with maturities in August 2021 and February 2022) with a combined fair value of $36 million that adjusted the carrying value of the debt by the same amount. The basis adjustment will be

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
amortized as an adjustment to interest expense through the maturity of the debt, thereby reducing the effective interest rate. $429 million of the 2021 and 2022 debt was subsequently retired, which accelerated the amortization for the portion of the swaps hedging the retired debt. For more information on derivatives designated as qualifying hedges, see Note 7 – Derivative Instruments and Hedging Activities.
The following schedule presents all derivatives utilized in our asset-liability management (“ALM”) activities that are designated in qualifying hedging relationships as defined by GAAP as of December 31, 2020, and December 31, 2019. The schedule includes the notional amount, fair value, and the weighted-average receive-fixed rate for each category of interest rate derivatives. The schedule for the current year has cash flow hedges shown by maturity for the next five years. Fair value hedges are shown by maturity every five to 10 years, while the previous year’s schedule has all categories shown by maturity for the next five years.
Schedule 32
ASSET LIABILITY MANAGEMENT DERIVATIVE POSITIONS

	December 31, 2020
	Contractual Maturity
(Dollar amounts in millions)	Total	2021	2022	2023	2024	2025	Thereafter	Matured in 2020
Cash flow hedges
Receive-fixed interest rate swaps
Net fair value[1]	$98	$—	$56	$14	$28	$—	$—	$—
Total notional amount	3,150	50	2,400	300	400	—	—	438
Weighted-average fixed-rate	2.12%	1.81%	2.06%	2.35%	2.35%	—%	—%	1.41%

Fair value hedges		2025	2030	2035	2040	2050	Thereafter
Fair value debt hedges[3]
Net fair value[1]	$37	$—	$37	$—	$—	$—	$—	$—
Total notional amount	500	—	500	—	—	—	—	—
Weighted-average fixed-rate	1.70%	—%	1.70%	—%	—%	—%	—%	—%

Fair value asset hedges[2,3]
Net fair value[1]	$11	$—	$—	$(3)	$—	$14	$—	$—
Total notional amount	466	—	—	311	—	155	—	—
Weighted-average fixed-rate	1.36%	—%	—%	1.52%	—%	1.04%	—%	—%

Total ALM fair value hedges
Net fair value[1]	$48	$—	$37	$(3)	$—	$14	$—	$—
Total notional amount	966	—	500	311	—	155	—	—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2019
	Contractual Maturity
(Dollar amounts in millions)	Total	2020	2021	2022	2023	2024	Thereafter	Matured in 2019
Cash flow hedges
Receive-fixed interest rate swaps
Net fair value[1]	$48	$—	$—	$27	$8	$13	$—	$—
Total notional amount	3,588	438	50	2,400	300	400	—	200
Weighted-average fixed-rate	2.05%	1.56%	1.81%	2.06%	2.35%	2.35%	—%	1.62%

Fair value hedges
Fair value debt hedges[3]
Net fair value[1]	$9	$—	$10	$9	$—	$—	$(10)	$—
Total notional amount	1,500	—	500	500	—	—	500	—
Weighted-average fixed-rate	2.39%	—%	2.99%	2.46%	—%	—%	1.70%	—%

Total ALM interest rate derivatives
Net fair value[1]	$57	$—	$10	$36	$8	$13	$(10)	$—
Total notional amount	5,088	438	550	2,900	300	400	500	200
1 Fair values shown in the schedule above are presented net and exclude the effects of collateral settlements for centrally cleared derivatives.
2 Fair value asset hedges consist of pay-fixed swaps hedging AFS fixed-rate securities executed during the third quarter of 2020.
3 Fair value hedges of both our fixed rate debt and AFS securities are longer dated than traditional cash flow hedges. Consequently, the maturity schedule above aggregates trades maturing in each column to include all trades maturing after the end of year of the previous column and prior to or during the year of the column the amounts are contained within.
Interest Rate Risk Measurement
We monitor interest rate risk through the use of two complementary measurement methods: net interest income simulation, or Earnings at Risk (“EaR”), and Economic Value of Equity at Risk (“EVE”). EaR analyzes the expected change in near-term (one year) net interest income in response to changes in interest rates. In the EVE method, we measure the expected changes in the fair value of equity in response to changes in interest rates.
EaR is an estimate of the change in total net interest income that would be recognized under different interest rate environments over a one-year period. This simulated impact to net interest income due to a change in rates uses as its base a modeled net interest income that is not necessarily the same as the most recent quarter’s or year’s reported net interest income. Rather, EaR employs estimated net interest income under an unchanged interest rate scenario as the basis for comparison. The EaR process then simulates changes to the base net interest income under several interest rate scenarios, including parallel and nonparallel interest rate shifts across the yield curve, taking into account deposit repricing assumptions and estimates of the possible exercise of embedded options within the portfolio (e.g., a borrower’s ability to refinance a loan under a lower-rate environment). The EaR model does not contemplate changes in fee income that are amortized into interest income (e.g., premiums, discounts, origination points and costs, etc.). Our policy contains a trigger for a 10% decline in rate-sensitive income as well as a risk capacity of a 13% decline if rates were to immediately rise or fall in parallel by 200 bps. Exceptions to the EaR limits are subject to notification and approval by the ROC.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Estimating the impact on net interest income and EVE requires that we assess a number of variables and make various assumptions in managing our exposure to changes in interest rates. The assessments address deposit withdrawals and deposit product migration (e.g., customers moving money from checking accounts to certificates of deposit), competitive pricing (e.g., existing loans and deposits are assumed to roll into new loans and deposits at similar spreads relative to benchmark interest rates), loan and security prepayments, and the effects of other similar embedded options. As a result of uncertainty about the maturity and repricing characteristics of both deposits and loans, we also calculate the sensitivity of EaR and EVE results to key assumptions. As most of our liabilities are comprised of indeterminate maturity and managed rate deposits, such as checking, savings, and money market accounts, the modeled results are highly sensitive to the assumptions used for these deposits, and also to prepayment assumptions used for loans with prepayment options. We use historical regression analysis as a guide for setting such assumptions; however, due to the current low interest rate environment, which has little historical precedent, estimated deposit behavior may not reflect actual future results. Additionally, competition for funding in the marketplace has and may again result in changes to deposit pricing on interest-bearing accounts that are greater or less than changes in benchmark interest rates such as LIBOR or the federal funds rate.
Under most rising interest rate scenarios, we would expect some customers to move balances from demand deposits to interest-bearing accounts such as money market, savings, or certificates of deposit. The models are particularly sensitive to the assumption about the rate of such migration.
In addition, we assume a correlation, often referred to as a “deposit beta,” with respect to interest-bearing deposits, wherein the rates paid to customers change at a different pace when compared with changes in average benchmark interest rates. Generally, certificates of deposit are assumed to have a high correlation rate, while interest-on-checking accounts are assumed to have a lower correlation rate. Actual results may differ materially due to factors including the shape of the yield curve, competitive pricing, money supply, our credit worthiness, and so forth; however, we use our historical experience as well as industry data to inform our assumptions.
The aforementioned migration and correlation assumptions result in deposit durations presented in the following schedule.
Schedule 33
DEPOSIT ASSUMPTIONS

	December 31, 2020		December 31, 2019
Product	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	4.6%	3.0%	3.2%	3.0%
Money market	3.4%	1.4%	2.1%	1.7%
Savings and interest-on-checking	3.0%	2.2%	2.6%	2.2%
As of the dates indicated and incorporating the assumptions previously described, the following schedule shows EaR, or percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.
Schedule 34
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	December 31, 2020
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(2.9)%	—%	9.2%	18.0%	26.4%
1 Assumes rates cannot go below zero in the negative rate shift.
For non-maturity, interest-bearing deposits, the weighted average modeled beta is 25%. If the weighted average deposit beta were to increase 6%, the EaR in the +100 bps rate shock would change from 9.2% to 8.4%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
For comparative purposes, the December 31, 2019, measures are presented in the following schedule.

	December 31, 2019
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(4.6)%	—%	3.0%	6.0%	8.9%
1 Assumes rates cannot go below zero in the negative rate shift.
The asset sensitivity as measured by EaR increased since December 31, 2019, primarily due to lower assumed rate sensitivity of interest-bearing deposits and an increase in noninterest-bearing deposits.
The EaR analysis focuses on parallel rate shocks across the term structure of rates. The yield curve typically does not move in a parallel manner. If we consider a flattening rate shock where the short-term rate moves +200 bps, but the 10-year rate only moves +30 bps, the increase in EaR is 14% less over 24 months, compared with the parallel +200 bps rate shock.
As of the dates indicated, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps. For these parallel changes we assumed interest rates will not decline below 0%. For non-maturity, interest-bearing deposits, the weighted average modeled beta is 25%. If the weighted average deposit beta were to increase 6% it would change the EVE in the +100 bps rate shock from 12.0% to 11.6%. In the -100 bps rate shock, the EVE would increase due to the fact that we cap the value of our indeterminate deposits at their par value, or equivalently we assume no premium would be required to dispose of these liabilities given that depositors could be repaid at par. Since our assets increase in value as rates fall and the majority of our liabilities are indeterminate deposits, EVE increases disproportionately.
Schedule 35
CHANGES IN ECONOMIC VALUE OF EQUITY

	December 31, 2020
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Economic Value of Equity	13.0%	—%	12.0%	14.4%	16.1%
1 Assumes rates cannot go below zero in the negative rate shift.

	December 31, 2019
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Economic Value of Equity	8.0%	—%	1.1%	0.4%	(0.6)%
1 Assumes rates cannot go below zero in the negative rate shift.
Our focus on business banking also plays a significant role in determining the nature of our asset-liability management posture. At December 31, 2020, $22 billion of our commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans, approximately 98% are tied to either the prime rate or LIBOR. For these variable-rate loans, we have executed $3.2 billion of cash flow hedges by receiving fixed rates on interest rate swaps or through purchased interest rate floors. Additionally, asset sensitivity is reduced due to $4 billion of variable-rate loans being priced at floored rates at December 31, 2020, which were above the “index plus spread” rate by an average of 66 bps. At December 31, 2020, we also had $3 billion of variable-rate consumer loans scheduled to reprice in the next six months. Of these variable-rate consumer loans, approximately $1 billion were priced at floored rates, which were above the “index plus spread” rate by an average of 35 bps. See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
LIBOR Exposure
In July 2017, the Financial Conduct Authority, the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. Subsequent to that announcement,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
in November 2020, the Financial Conduct Authority announced that many tenors of LIBOR would continue to be published through June of 2023. Bank regulators including the OCC, have instructed banks to discontinue new originations referencing LIBOR as soon as possible, but no later than December 2021. To facilitate the transition process, we have instituted an enterprise-wide program to identify, assess, and monitor risks associated with the expected discontinuance or unavailability of LIBOR, which includes active engagement with industry working groups and regulators. This program includes active involvement of senior management with regular engagement from the Enterprise Risk Management Committee. The program is structured with an emphasis towards minimizing client and internal business operational impacts, providing transparency in reporting, ensuring consistency, and creating a central governance model that aligns with FASB, IRS, and other regulatory guidance.
Our focus has centered around operational readiness, as well as the installation of processes and systems to validate that contract risk is clearly identified and understood. New originations and any modifications or renewals of LIBOR-based contracts contain fallback language to assist in an orderly transition upon selection of an alternative reference rate. For the rest of our contracts that have a duration beyond December 31, 2021 and that reference LIBOR, all fallback provisions and variations are currently being identified and sorted into classifications based upon those provisions. Upon classification, the contracts will be remediated and monitored through defined workflow paths. The goal is to clearly understand fallback provisions by loan and to have the entire portfolio in a state that simplifies ultimate conversion to a replacement index.
We have a significant number of assets and liabilities that reference LIBOR such as commercial loans, commercial real estate term loans, adjustable-rate mortgage loans, unfunded loan commitments, derivatives, and debt securities. As of December 31, 2020, we had more than $38 billion of assets that reference LIBOR, consisting mostly of commercial loans. The amount of borrowed funds that reference LIBOR as of December 31, 2020 was less than $1 billion. These amounts exclude derivative assets and liabilities on our balance sheet. As of December 31, 2020, the notional amount of our LIBOR-referenced interest rate derivative contracts was more than $16 billion, of which more than $10 billion related to contracts with central counterparty clearinghouses. Each of the LIBOR-referenced amounts described above will vary in future periods as current contracts expire with potential replacement contracts using either LIBOR with a fallback provision or an alternative reference rate. In considering a replacement rate for LIBOR indices used as reference rates in lending agreements, the ideal rate would adjust for changes in the credit environment and have a term structure. By contrast, the Secured Overnight Financing Rate (“SOFR”) is a risk-free overnight funding rate. We, along with other industry participants, continue to explore alternative indices other than SOFR which could be utilized as a replacement for LIBOR.
Market Risk — Fixed Income
We engage in the underwriting and trading of municipal securities. This trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed-income securities.
At December 31, 2020, we had a relatively small amount, $266 million, of trading assets and $61 million of securities sold, not yet purchased, compared with $182 million and $66 million, respectively, at December 31, 2019.
We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During 2020, the after-tax change in AOCI attributable to AFS securities increased by $229 million, due largely to changes in the interest rate environment, compared with a $257 million increase in the same prior year period.
Market Risk — Equity Investments
Through our equity investment activities, we own equity securities that are publicly traded. In addition, we own equity securities in companies and governmental entities, e.g., Federal Reserve Bank and an FHLB, that are not publicly traded. The accounting for equity investments may use the cost, fair value, equity, or full consolidation methods of accounting, depending on our ownership position and degree of involvement in influencing the investees’ affairs. Regardless of the accounting method, the value of our investment is subject to fluctuation. Because the fair value of these securities may fall below our investment costs, we are exposed to the possibility of

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
loss. Equity investments in private and public companies are approved, monitored, and evaluated by our Equity Investments Committee consisting of members of management.
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds. Our equity exposure to these investments was approximately $135 million and $154 million at December 31, 2020 and December 31, 2019, respectively. On occasion, some of the companies within our SBIC investments may issue an initial public offering. In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce additional market risk.
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
Since liquidity risk is closely linked to both credit risk and market risk, many of the previously described risk control mechanisms also apply to the monitoring and management of liquidity risk. We manage our liquidity to provide adequate funds for our customers’ credit needs, capital plan actions, anticipated financial and contractual obligations, which include withdrawals by depositors, debt and capital service requirements, and lease obligations.
Overseeing liquidity management is the responsibility of ALCO, which implements a Board-approved corporate Liquidity and Funding Policy. This policy addresses monitoring and maintaining adequate liquidity, diversifying funding positions, and anticipating future funding needs. The policy also includes liquidity ratio guidelines, such as a 30-day liquidity coverage ratio, that are used to monitor our liquidity positions as well as our various stress test and liquid asset measurements. We perform liquidity stress tests and assess our portfolio of highly liquid assets (sufficient to cover 30-day funding needs under stress scenarios). At December 31, 2020, our investment securities portfolio of $16.6 billion and cash and money market investments of $7.4 billion collectively comprised 29% of total assets.
The management of liquidity and funding is performed by our Treasury department under the direction of the Corporate Treasurer, with oversight by ALCO. The Treasurer is responsible for recommending changes to existing funding plans and our Liquidity Policy. These recommendations must be submitted for approval to ALCO, and changes to the Policy also must be approved by the ERMC and the Board of Directors. We have adopted policy limits that govern liquidity risk. The policy requires us to maintain a buffer of highly liquid assets sufficient to cover cash outflows in the event of a severe liquidity crisis. Throughout 2020 and as of December 31, 2020, we complied with this policy.
Liquidity Regulation
Upon passage of the Crapo Bill, we are no longer subject to the enhanced prudential standards for liquidity management (Reg. YY). However, we continue to perform liquidity stress tests and assess our portfolio of highly liquid assets (sufficient to cover 30-day funding needs under the stress scenarios). Although we are no longer subject to the regulations of the Final LCR Rule, we exceed the regulatory requirements that mandate a buffer of securities and other liquid assets to cover 70% of 30-day cash outflows under the assumptions mandated therein.
Liquidity Management Actions
Our consolidated cash, interest-bearing deposits held as investments, and security resell agreements were $7.3 billion at December 31, 2020, compared with $1.8 billion at December 31, 2019, an increase of $5.5 billion. During 2020, the primary sources of cash were from an increase in deposits and net cash provided by operating activities. Uses of cash during the same period were primarily from (1) loan originations and purchases, (2) an increase in investment securities, (3) a decrease in short-term borrowings, (4) repayment of long-term debt, (5) dividends on common and preferred stock, and (6) repurchases of our common stock.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Total deposits were $69.7 billion at December 31, 2020, compared with $57.1 billion at December 31, 2019. The $12.6 billion increase during 2020 was a result of an $8.9 billion and $5.8 billion increase in noninterest-bearing demand deposits and savings and money market deposits, respectively, partially offset by a $2.1 billion decrease in time deposits. The funding of PPP loan proceeds into customer deposit accounts contributed meaningfully to overall deposit growth. Our core deposits, consisting of noninterest-bearing demand deposits, savings and money market deposits, and time deposits under $250,000, were $68.2 billion at December 31, 2020, compared with $53.9 billion at December 31, 2019.
At December 31, 2020, maturities of our long-term senior and subordinated debt ranged from August 2021 to October 2029.
Our cash payments for interest, reflected in operating expenses, decreased to $195 million during 2020, from $401 million during 2019, primarily due to lower interest rates paid on deposits and borrowed funds and lower borrowed funds. Additionally, we paid approximately $259 million of dividends on preferred and common stock during 2020, compared with $260 million during 2019. Dividends paid per common share were $1.36 in 2020 compared to $1.28 in 2019. In February 2021, the Board approved a quarterly common dividend of $0.34 per share.
General financial market and economic conditions impact our access to and cost of external financing. Access to funding markets is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with borrowings, but can also influence the sources of the borrowings. All of the credit rating agencies rate our debt at an investment-grade level. Although our credit ratings did not change during 2020, Fitch and S&P revised their outlook from Stable to Negative due to disruption in economic activity and financial markets from the COVID-19 pandemic and our oil and gas exposure. Our credit ratings and outlooks are presented in the following schedule.
Schedule 36
CREDIT RATINGS

as of January 31, 2021:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

Kroll	Stable	A-	BBB+	K2
S&P	Negative	BBB+	BBB	NR
Fitch	Negative	BBB+	BBB	F1
Moody's	Stable	Baa2	NR	NR
The FHLB system and Federal Reserve Banks have been and are a source of back-up liquidity and a significant source of funding. Zions Bancorporation, N.A., is a member of the FHLB of Des Moines. The FHLB allows member banks to borrow against their eligible loans and securities to satisfy liquidity and funding requirements. We are required to invest in FHLB and Federal Reserve stock to maintain our borrowing capacity.
The amount available for additional FHLB and Federal Reserve borrowings was approximately $17.1 billion at December 31, 2020, compared with $15.3 billion at December 31, 2019. Loans with a carrying value of approximately $24.7 billion at December 31, 2020 have been pledged at the FHLB of Des Moines and the Federal Reserve as collateral for current and potential borrowings, compared with $21.5 million at December 31, 2019. At December 31, 2020, we had no FHLB or Federal Reserve borrowings outstanding, compared with $1.0 billion of short-term FHLB borrowings outstanding and no long-term FHLB or Federal Reserve borrowings outstanding at December 31, 2019. At December 31, 2020, our total investment in FHLB and Federal Reserve stock was $11 million and $98 million, respectively, compared with $50 million and $107 million at December 31, 2019.
During 2020, the Federal Reserve established the Paycheck Protection Program Liquidity Facility (“PPPLF”). Under the PPPLF, we will be able to obtain term financing for PPP loans by pledging them to the FRB prior to March 31, 2021. In deciding whether to utilize the PPPLF as a funding source, we will take into account our current funding position and our expectation of early PPP redemption through loan forgiveness. Although the PPPLF will

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
cease after March 31, 2021, we will also have the ability to increase our borrowing capacity at the FHLB of Des Moines by pledging the PPP loans. The ability to pledge PPP loans to the FHLB of Des Moines does not have a defined expiry, and funding terms may vary.
Our AFS investment securities are primarily held as a source of contingent liquidity. We target securities that can be easily turned into cash through sale or repurchase agreements and whose value remains relatively stable during market disruptions. We regularly manage our short-term funding needs through secured borrowing with the securities pledged as collateral. Interest rate risk management is another consideration for selection of investment securities. Our AFS securities balances increased by $2.0 billion during 2020.
Our loan-to-total deposit ratio was 77% at December 31, 2020, compared with 85% at December 31, 2019, reflecting higher deposit growth in 2020 relative to loan growth.
If our operating, investing, and deposit activities do not provide the loan funding required, we may rely on more expensive wholesale funding for a portion of our loan growth. Our use of borrowed funds (both short- and long-term) decreased by $868 million during 2020 as our deposit growth more than adequately funded our loan growth during the period. Due to the increase in average deposits of $8.6 billion during 2020 and with average loans only increasing $4.7 billion, the surplus cash went to paying down borrowings and increasing short-term investments, which increased $5.5 billion from December 31, 2019.
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
Contractual Obligations
Schedule 37 summarizes our contractual obligations at December 31, 2020.
Schedule 37
CONTRACTUAL OBLIGATIONS

(In millions)	One year or less	Over one year through three years	Over three years through five years	Over five years	Indeterminable maturity [1]	Total

Deposits	$2,239	$267	$81	$1	$67,065	$69,653
Net unfunded commitments to extend credit	7,688	7,344	2,662	6,523	—	24,217
Standby letters of credit:
Financial	307	168	51	5	—	531
Performance	91	48	28	—	—	167
Commercial letters of credit	34	—	—	—	—	34
Commitments to make venture and other noninterest-bearing investments [2]	—	—	—	—	43	43
Federal funds and other short-term borrowings	1,572	—	—	—	—	1,572
Long-term debt [3]	282	421	—	585	—	1,288
Operating leases	49	85	51	95	—	280
Total contractual obligations	$12,262	$8,333	$2,873	$7,209	$67,108	$97,785
1 Indeterminable maturity deposits include noninterest-bearing demand, savings and money market.
2 Commitments to make venture and other noninterest-bearing investments do not have defined maturity dates. They are due upon demand and may be drawn immediately, or as late as after five years. Therefore, these commitments are shown as having indeterminable maturities.
3 The maturities on long-term debt do not include the associated hedges.
In addition to the commitments specifically noted in Schedule 37, we enter into a number of contractual commitments in the ordinary course of business. These include software licensing and

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
maintenance, telecommunications services, facilities maintenance and equipment servicing, supplies purchasing, and other goods and services used in the operation of our business. Some of these contracts are renewable or cancellable at least annually, and in certain cases, to secure favorable pricing concessions, we have committed to contracts that may extend to several years.
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
Operational, Technology, and Cyber Risk Management
Operational risk is the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. In our ongoing efforts to identify and manage operational risk, we have an ERM department whose responsibility is to help employees, management and the Board of Directors to assess, understand, measure, manage, and monitor risk in accordance with our Risk Management Framework. We have documented both controls and the Control Self-Assessment related to financial reporting under the 2013 framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and the FDICIA.
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
We continually strive to improve our oversight of operational risk, including enhancement of risk identification, risk and control self-assessments, and anti-fraud measures, which are reported on a regular basis to enterprise management committees. The Operational Risk Committee reports to the ERMC, which reports to the ROC. Key measures have been established in line with our Risk Management Framework to increase oversight by ERM and Operational Risk Management through the strengthening of new initiative reviews, and enhancements to Enterprise Supply Chain and Vendor Risk Management. We also continue to enhance and strengthen the Enterprise Business Continuity program, Enterprise Security program, and Enterprise Incident Management reporting.
Significant enhancements have also been made to governance, technology, and reporting, including the establishment of Policy and Committee Governance programs, the implementation of a governance, risk and control solution, and the creation of an Enterprise Risk Profile and Operational Risk Profile. In addition, our Enterprise Exam Management department has standardized our response and reporting, and increased our effectiveness and efficiencies with regulatory examination, communications and issues management.
We continue to make significant investments to mature our technology capabilities and to eliminate the risk from outdated and unsupported technologies (technology debt). This includes updating core banking systems as well as introducing new digital customer-facing capabilities. Technology projects, initiatives and operations are governed by a change management framework that assesses the activities and risk within our business processes to limit disruption and resource constraints. Change initiative status and risks are reviewed regularly by the Change, Initiatives, and Technology Committee that includes, among other senior executives, the CEO, CFO, COO and CRO. Initiative risk and change impact from the framework are reported to the ROC.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Technology governance is also in place at the operational level within our Enterprise and Technology Operations (ETO) division to help ensure safety, soundness, operational resiliency, and compliance with our cybersecurity requirements. ETO management teams participate in enterprise architecture review boards and technology risk councils to address such issues as enterprise standards compliance and strategic alignment, cyber vulnerability management, end-of-life, audit, risk and compliance issue management, and asset management. Thresholds are defined to escalate risks in these areas to the attention of the ORC and ERMC committees as appropriate.
The number and sophistication of attempts to disrupt or penetrate our systems — sometimes referred to as hacking, cyber fraud, cyberattacks, or other similar names — continues to grow. To combat the ever-increasing sophistication of cyberattacks, we are continuously improving methods for detecting and preventing attacks. In addition, we have implemented policies and procedures and developed specific training for our employees and elevated our oversight and internal reporting to the Board and respective committees. Further, we regularly engage independent third-party cyber experts to test for vulnerabilities in our environment. We also conduct our own internal simulations and tabletop exercises as well as participate in financial sector-specific exercises. We have engaged consultants at both the strategic level and at the technology implementation level to assist us in better managing this critical risk.
While we have significant internal resources, policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, we have experienced security breaches due to cyberattacks in the past and there can be no assurance that any such failure, interruption or security breach will not occur in the future, or, if they do occur, that they will be adequately addressed. It is impossible to determine the potential effects of these events with any certainty, but any such breach could result in material adverse consequences for us and our customers.
CAPITAL MANAGEMENT
Overview
The Board of Directors is responsible for approving the policies associated with capital management. The Board has established the Capital Management Committee (“CMC”), chaired by the Chief Financial Officer and consisting of members of management, whose primary responsibility is to recommend and administer the approved capital policies that govern our capital management. Other major CMC responsibilities include:
•Setting overall capital targets within the Board-approved Capital Policy, monitoring performance compared with our Capital Policy limits, and recommending changes to capital including dividends, common stock issuances and repurchases, subordinated debt, and changes in major strategies to maintain ourselves at well-capitalized levels;
•Maintaining an adequate capital cushion to withstand adverse stress events while continuing to meet the borrowing needs of our customers, and to provide reasonable assurance of continued access to wholesale funding, consistent with fiduciary responsibilities to depositors and bondholders; and
•Reviewing our agency ratings.
We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence. We have a fundamental financial objective to consistently improve risk-adjusted returns on our shareholders’ capital. Specifically, it is our policy to:
•Maintain sufficient capital to support current needs;
•Maintain an adequate capital cushion to withstand adverse stress events while continuing to meet borrowing needs of our customers; and
•Meet fiduciary responsibilities to depositors and bondholders while managing capital distributions to shareholders through dividends and repurchases of common stock so as to be consistent with 12 U.S.C. § 56 and § 60.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Our primary regulator is the OCC. We continue to be subject to examinations by the CFPB with respect to consumer financial regulations. Under the National Bank Act and OCC regulations, certain capital transactions may be subject to the approval of the OCC.
We continue to utilize stress testing as the primary mechanism to inform our decisions on the appropriate level of capital and capital actions, based upon actual and hypothetically stressed economic conditions. The results of our internal stress tests are publicly available on our website. The timing and amount of capital actions are subject to various factors, including our financial performance, business needs, prevailing and anticipated economic conditions, and OCC approval.
Capital Management Actions
Weighted average diluted shares outstanding decreased by 20.9 million from 2019 to 2020, respectively. The decrease from 2019 was primarily due to the expiration of out-of-the money common stock warrants and a lower average Bank common share price. On May 22, 2020, 29.2 million common stock warrants (NASDAQ: ZIONW) expired. Each common stock warrant was convertible into 1.10 shares at an exercise price of $33.31.
Total shareholders’ equity has increased moderately and was $7.9 billion at December 31, 2020, compared with $7.4 billion at December 31, 2019. The increase during 2020 was primarily due to net income of $539 million and a $229 million after-tax increase in unrealized gains on AFS securities, which was due largely to changes in the interest rate environment. The increase was partially offset by $259 million of common and preferred stock dividends paid and $75 million of repurchases of our common stock from our publicly announced plans. Common stock and additional paid-in capital decreased $49 million, or 2%, during 2020, primarily due to common stock repurchases.
During 2020, we repurchased 1.7 million shares of common stock from our publicly announced plans, or 1%, of common stock outstanding as of December 31, 2019, for $75 million at an average price of $45.02 per share. Beginning in the second quarter of 2020, we suspended share repurchase activity due to the onset of the COVID-19 pandemic. In February 2021, we repurchased 1.0 million shares of common stock from our publicly announced plans with a fair value of $50 million at an average price of $49.78. We expect to maintain the appropriate amount of capital to cover inherent risk. The timing and amount of any additional common stock repurchases will be subject to various factors, including our financial performance, business needs, prevailing economic conditions, stress testing, and OCC approval. The magnitude, timing, and form of capital return will be determined by the Board. Shares may be repurchased occasionally in the open market, through privately negotiated transactions, utilizing Rule 10b5-1 plans or otherwise.
Under the OCC’s “Earnings Limitation Rule,” our dividend payments are restricted to an amount equal to the sum of the total of (1) our net income for that year, and (2) retained earnings for the preceding two years, unless the OCC approves the declaration and payment of dividends in excess of such amount. As of January 1, 2021, we had $761 million of retained net profits available for distribution.
We paid common dividends of $225 million during 2020, compared with $226 million during 2019. In February 2021, the Board of Directors declared a quarterly dividend of $0.34 per common share payable on February 25, 2021, to shareholders of record on February 18, 2021. We also paid dividends on preferred stock of $34 million for both 2020 and 2019.
CECL
We elected to phase-in the regulatory capital effects of the adoption of CECL, as allowed by federal bank agencies, and as described in Note 15 of the Notes to Consolidated Financial Statements. At December 31, 2020, the application of these provisions improved our CET1, Tier 1 risk-based and Total risk-based capital ratios by 10 bps each, and our Tier 1 leverage capital ratio by 6 bps.
Basel III
We are subject to Basel III capital requirements to maintain adequate levels of capital as measured by several regulatory capital ratios. We met all capital adequacy requirements under the Basel III capital rules as of December

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
31, 2020. The following schedule presents our capital and performance ratios as of December 31, 2020, December 31, 2019 and December 31, 2018. The Supervision and Regulation section of the 2020 Form 10-K on page 5 and Note 15 of the Notes to Consolidated Financial Statements contain more detail information about Basel III capital requirements and our compliance.
Schedule 38
CAPITAL AND PERFORMANCE RATIOS

	December 31, 2020	December 31, 2019	December 31, 2018

Tangible common equity ratio[1]	7.8%	8.5%	8.9%
Tangible equity ratio[1]	8.5%	9.3%	9.7%
Average equity to average assets	10.0%	10.8%	11.4%
Basel III risk-based capital ratios[2]:
Common equity tier 1 capital	10.8%	10.2%	11.7%
Tier 1 leverage	8.3%	9.2%	10.3%
Tier 1 risk-based	11.8%	11.2%	12.7%
Total risk-based	14.1%	13.2%	13.9%
Return on average common equity	7.2%	11.2%	12.1%
Return on average tangible common equity[1]	8.4%	13.1%	14.2%
1 See “GAAP to Non-GAAP Reconciliations” on page 28 for more information regarding these ratios.
2 Based on the applicable phase-in periods.
At December 31, 2020, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.6 billion and $7.9 billion, respectively, compared with $6.3 billion and $7.4 billion, respectively, at December 31, 2019.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Note 1 of the Notes to Consolidated Financial Statements contains a summary of our significant accounting policies. Described below are certain significant accounting policies that we consider critical to our financial statements. These critical accounting policies were selected because the amounts affected by them are significant to the financial statements. Any changes to these amounts, including changes in estimates, may also be significant to the financial statements. We believe that an understanding of these policies, along with the related estimates we are required to make in recording our financial transactions, is important to have a complete picture of our financial condition. In addition, in arriving at these estimates, we are required to make complex and subjective judgments, many of which include a high degree of uncertainty. The following discussion of these critical accounting policies includes the significant estimates related to these policies. We have discussed each of these accounting policies and related estimates with the Audit Committee of the Board of Directors.
We have included, where applicable in this document, sensitivity schedules and other examples to demonstrate the impact of the changes in estimates made for various financial transactions. The sensitivities in these schedules and examples are hypothetical and should be viewed with caution. Changes in estimates are based on variations in assumptions and are not subject to simple extrapolation, as the relationship of the change in the assumption to the change in the amount of the estimate may not be linear. In addition, the effect of a variation in one assumption is likely to cause changes in other assumptions, which could potentially magnify or counteract the sensitivities.
Allowance for Credit Losses
The ACL includes the ALLL and the RULC. For periods prior to 2020, the ALLL represented management’s estimate of probable losses believed to be inherent in the loan portfolio at that time. The determination of the appropriate level of the allowance was based on periodic evaluations of the portfolios. This process included both quantitative and qualitative analyses, as well as a qualitative review of the results, which required a significant amount of judgment.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The RULC provided for potential losses associated with off-balance sheet lending commitments and standby letters of credit. For periods prior to 2020, the reserve was estimated using the same procedures and methodologies as for the ALLL, in addition to assumptions regarding the probability and amount of unfunded commitments being drawn.
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
As a result of this accounting standard, our ACL has become more volatile. Our ACL was $835 million as of December 31, 2020, compared with $917 million as of September 30, 2020, and $526 million as of January 1, 2020. We expect volatility to continue primarily because, under the CECL methodology, the ACL is subject to economic forecasts that may change materially from period to period. Although we believe that our methodology for determining an appropriate level for the ACL adequately addresses the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses.
For example, if the ACL was evaluated on only one baseline scenario rather than probability weighting four scenarios, the quantitatively determined amount of the ACL at December 31, 2020 would decrease by approximately $167 million. Additionally, if the probability of default risk grade for all pass-graded loans was immediately downgraded one grade on our internal risk-grading scale, the quantitatively determined amount of the ACL at December 31, 2020 would increase by approximately $87 million. These sensitivity analyses are hypothetical and have been provided only to indicate the potential impact that changes in forecasts and changes in risk grades may have on the ACL estimate. See Note 6 of the Notes to Consolidated Financial Statements for more information on the processes and methodologies used to estimate the ACL.
Fair Value Estimates
We measure or monitor many of our assets and liabilities on a fair value basis. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. To increase consistency and comparability in fair value measurements, GAAP has established a three-level hierarchy to prioritize the valuation inputs among (1) observable inputs that reflect quoted prices in active markets, (2) inputs other than quoted prices with observable market data, and (3) unobservable data such as our own data or single dealer nonbinding pricing quotes.
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
For assets and liabilities recorded at fair value, our policy is to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements for those items where there is an active market. In certain cases, when market observable inputs for model-based valuation techniques may not be readily available, we are required to make judgments about the assumptions market participants would use in estimating the

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
fair value of the financial instrument. The models used to determine fair value adjustments are regularly evaluated by management for relevance under current facts and circumstances.
Changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable. When market data is not available, we use valuation techniques requiring more management judgment to estimate the appropriate fair value.
Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary measure of accounting. Fair value is used on a nonrecurring basis to measure certain assets or liabilities (including loans held for sale and OREO) for impairment or for disclosure purposes in accordance with current accounting guidance.
Impairment analysis also relates to long-lived assets, goodwill, and core deposit and other intangible assets. An impairment loss is recognized if the carrying amount of the asset is not likely to be recoverable and exceeds its fair value. In determining the fair value, management uses models and applies the techniques and assumptions previously described.
AFS securities are valued using several methodologies, which depend on the nature of the security, availability of current market information, and other factors. AFS securities in an unrealized loss position are formally reviewed on a quarterly basis for the presence of impairment. If we have an intent to sell an identified security, or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, then we recognize an impairment equal to any existing allowance written off against the security. If we do not have the intent to sell a security, and it is more likely than not that we will not be required to sell a security prior to recovery of its amortized cost basis, then we determine whether there is any impairment attributable to credit-related factors.
Notes 1, 3, 5, 7, and 10 of the Notes to Consolidated Financial Statements and the “Investment Securities Portfolio” on page 51 contain further information regarding the use of fair value estimates.
Accounting for Goodwill
Goodwill is initially recorded at fair value in the financial statements of a reporting unit at the time of its acquisition and is subsequently evaluated at least annually for impairment in accordance with current accounting guidance. We perform this annual test at the beginning of the fourth quarter, or more often if events or circumstances indicate that the carrying value of any of our reporting units, inclusive of goodwill, is less than fair value. The goodwill impairment test for a given reporting unit compares its fair value with its carrying value. If the carrying amount, inclusive of goodwill, is more likely than not to exceed its fair value, additional quantitative analysis must be performed to determine the amount, if any, of goodwill impairment. Our reporting units with goodwill are Amegy, CB&T, and Zions Bank.
To determine the fair value of a reporting unit, we historically have used a combination of up to three separate quantitative methods: comparable publicly traded commercial banks in the Western and Southwestern states (“Market Value”); where applicable, comparable acquisitions of commercial banks in the Western and Southwestern states (“Transaction Value”); and the discounted present value of management’s estimates of future cash flows. The Transaction Value approach was not used in the 2020 goodwill analysis due to the lack of comparable transactions that occurred in 2020. Acquisition activity declined in 2020, which was likely due to the economic uncertainty from the COVID-19 pandemic.
Critical assumptions that are used as part of these calculations may include:
•Selection of comparable publicly traded companies based on location, size, and business focus and composition;
•Selection of market comparable acquisition transactions, if available, based on location, size, business focus and composition, and date of the transaction;
•The discount rate, which is based on our estimate of the cost of equity capital;
•The projections of future earnings and cash flows of the reporting unit;

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•The relative weight given to the valuations derived by the three methods described; and
•The control premium associated with reporting units.
We apply a control premium in the Market Value approach to determine the reporting units’ equity values. Control premiums represent the ability of a controlling shareholder to change how we are managed and can cause the fair value of a reporting unit as a whole to exceed its market capitalization. Based on a review of historical bank acquisition transactions within our geographic footprint, and a comparison of the target banks’ market values 30 days prior to the announced transaction to the deal value, we have determined that up to a 25% control premium for the reporting units was appropriate.
Since estimates are an integral part of the impairment test computations, changes in these estimates could have a significant impact on our reporting units' fair value and the goodwill impairment amount, if any. Estimates include economic conditions, which impact the assumptions related to interest and growth rates, loss rates, and imputed cost of equity capital. The fair value estimates for each reporting unit incorporate current economic and market conditions, including Federal Reserve monetary policy expectations and the impact of legislative and regulatory changes. Additional factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, loan losses, changes in growth trends, cost structures and technology, changes in equity market values and merger and acquisition valuations, and changes in industry conditions.
Weakening in the economic environment, a decline in the performance of the reporting units, or other factors could cause the fair value of one or more of the reporting units to fall below carrying value, resulting in a goodwill impairment charge. Additionally, new legislative or regulatory changes not anticipated in management’s expectations may cause the fair value of one or more of the reporting units to fall below the carrying value, resulting in a goodwill impairment charge. Any impairment charge would not affect our regulatory capital ratios, tangible common equity ratio, or liquidity position.
During the fourth quarter of 2020, we performed our annual goodwill impairment evaluation of the entire organization, effective October 1, 2020. We concluded that none of our reporting units were impaired. Furthermore, the evaluation process determined that the fair values of Amegy, CB&T, and Zions Bank exceeded their carrying values by 12%, 28%, and 44%, respectively. Additionally, we performed a hypothetical sensitivity analysis on the discount rate assumption to evaluate the impact of an adverse change to this assumption. If the discount rate applied to future earnings was increased by 100 bps, the fair values of Amegy, CB&T, and Zions Bank would exceed their carrying values by 9%, 24%, and 39%, respectively.
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Note 2 of the Notes to Consolidated Financial Statements discusses recently issued accounting pronouncements that we will be required to adopt. Also described is our expectation of the impact these new accounting pronouncements will have, to the extent they are material, on our financial condition, results of operations, or liquidity.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this Item is included in “Interest Rate and Market Risk Management” in MD&A beginning on page 67 and is hereby incorporated by reference.
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Zions Bancorporation, National Association and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Exchange Act Rules 13a-15 and 15d-15.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Our management has used the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the COSO to evaluate the effectiveness of our internal control over financial reporting.
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in our internal control over financial reporting that have been identified by our management.
Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements for the year ended December 31, 2020, and has also issued an attestation report, which is included herein, on internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”).

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
REPORTS OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders and the Board of Directors of Zions Bancorporation, National Association and Subsidiaries
Opinion on Internal Control Over Financial Reporting
We have audited Zions Bancorporation, National Association and subsidiaries’ (“the Bank”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). In our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2020 consolidated financial statements of the Bank and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
February 25, 2021

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
To the Shareholders and the Board of Directors of Zions Bancorporation, National Association and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zions Bancorporation, National Association and subsidiaries (“the Bank”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Bank at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Bank’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2021 expressed an unqualified opinion thereon.
Adoption of ASU 2016-13
As discussed in Note 2 to the consolidated financial statements, the Bank changed its method of accounting for credit losses in 2020 due to the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgements. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account and the disclosures to which it relates.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Allowance for loan and lease losses

Description of the Matter	The Bank’s loan and lease portfolio and the associated allowance for loan and lease losses (ALLL), were $53.5 billion and $777 million as of December 31, 2020, respectively. The provision for loan losses was $385 million for the year ended December 31, 2020. As discussed in Notes 2 and 6 to the financial statements, effective January 1, 2020 the Bank adopted new accounting guidance related to the estimate of ALLL, resulting in ALLL increase of $2 million. The ALLL represented the Bank’s estimate of current expected credit losses over the contractual term of the loan and lease portfolio as of the balance sheet date. Management’s allowance estimate includes quantitative calculations based on statistical analysis of historical loss experiences dependent on forecasted economic data over a reasonable forecast period, losses estimated using historical loss experience for periods outside the reasonable economic forecast period (collectively the quantitative portion), supplemented with qualitative factors adjustments that bring the allowance to the level management deemed as appropriate based on factors that are not fully considered in the quantitative analysis. The statistical analysis of historical loss experience was derived from a collection of econometric models used to determine the quantitative portion of the ALLL. Judgment was required by management in determining the economic data used as inputs into the econometric models.

How We Addressed the Matter in Our Audit	Auditing management’s estimate of the ALLL is complex due to the judgmental nature of the economic data used in the econometric models used to derive the quantitative portion of the ALLL.

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risk of material misstatement in the selection of the economic data applied in the econometric models used to derive the quantitative portion of the ALLL. We tested controls over the Bank’s allowance governance process, model development and model risk management as it relates to the econometric models used in the ALLL process, and the selection of the economic data utilized in those models. Such testing included testing controls over model governance, controls over data input into the models, controls over model calculation accuracy, observing key management meetings where the economic forecasts including variables used in the estimate are reviewed and approved, including challenges as to alternative forecasted economic data, and output of the ALLL derived from the econometric models.

To test the reasonableness of the economic data input in the econometric models, our procedures, which were supported by specialists, included identification of economic data that could potentially impact accuracy of the ALLL, evaluating management’s ALLL estimate by obtaining an understanding of the forecasted economic data used, including consideration that the national macroeconomic factors are based on third party published data, and testing the selected economic data used to published third party data. We considered the reasonableness of economic data based on third party sources, including comparison to other alternative economic data.

Further, we compared the resulting ALLL to peer bank data. We assessed whether the total amount of the ALLL estimate was consistent with the Bank’s historical loss information, credit quality statistics, and publicly observable indicators of macroeconomic financial conditions and whether the total ALLL amount was reflective of current expected losses in the loan and lease portfolio as of the consolidated balance sheet date.

/s/ Ernst & Young LLP
We have served as the Bank’s auditor since 2000.
Salt Lake City, Utah
February 25, 2021

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	December 31,
	2020	2019
ASSETS
Cash and due from banks	$543	$705
Money market investments:
Interest-bearing deposits	1,074	743
Federal funds sold and security resell agreements	5,765	484
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $640 and $597)	636	592
Available-for-sale, at fair value	15,731	13,725
Trading account, at fair value	266	182
Total investment securities	16,633	14,499
Loans held for sale	81	129
Loans and leases, net of unearned income and fees	53,476	48,709
Less allowance for loan losses	777	495
Loans, net of allowance	52,699	48,214
Other noninterest-bearing investments	817	898
Premises, equipment and software, net	1,209	1,142
Goodwill and intangibles	1,016	1,014
Other real estate owned	4	8
Other assets	1,638	1,336
Total assets	$81,479	$69,172
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$32,494	$23,576
Interest-bearing:
Savings and money market	34,571	28,790
Time	2,588	4,719
Total deposits	69,653	57,085
Federal funds and other short-term borrowings	1,572	2,053
Long-term debt	1,336	1,723
Reserve for unfunded lending commitments	58	59
Other liabilities	974	899
Total liabilities	73,593	61,819
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	566	566
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 164,090 and 165,057 shares and additional paid-in capital	2,686	2,735
Retained earnings	4,309	4,009
Accumulated other comprehensive income	325	43
Total shareholders’ equity	7,886	7,353
Total liabilities and shareholders’ equity	$81,479	$69,172
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In millions, except shares and per share amounts)	Year Ended December 31,
	2020	2019	2018
Interest income:
Interest and fees on loans	$2,050	$2,289	$2,102
Interest on money market investments	14	32	29
Interest on securities	304	362	350
Total interest income	2,368	2,683	2,481
Interest expense:
Interest on deposits	105	254	135
Interest on short- and long-term borrowings	47	157	116
Total interest expense	152	411	251
Net interest income	2,216	2,272	2,230
Provision for credit losses:
Provision for loan losses	385	37	(39)
Provision for unfunded lending commitments	29	2	(1)
Total provision for credit losses	414	39	(40)
Net interest income after provision for credit losses	1,802	2,233	2,270
Noninterest income:
Commercial account fees	125	121	122
Card fees	82	92	94
Retail and business banking fees	68	78	78
Loan-related fees and income	109	75	74
Capital markets and foreign exchange fees	77	78	58
Wealth management and trust fees	62	60	55
Other customer-related fees	26	21	27
Customer-related fees	549	525	508
Fair value and nonhedge derivative loss	(6)	(9)	(1)
Dividends and other income	24	43	44
Securities gains, net	7	3	1
Total noninterest income	574	562	552
Noninterest expense:
Salaries and employee benefits	1,087	1,141	1,070
Occupancy, net	130	133	132
Furniture, equipment and software, net	127	135	126
Other real estate expense, net	1	(3)	1
Credit-related expense	22	20	25
Professional and legal services	52	47	52
Advertising	19	19	26
FDIC premiums	25	25	50
Other	241	225	197
Total noninterest expense	1,704	1,742	1,679
Income before income taxes	672	1,053	1,143
Income taxes	133	237	259
Net income	539	816	884
Preferred stock dividends	(34)	(34)	(34)
Preferred stock redemption	—	—	—
Net earnings applicable to common shareholders	$505	$782	$850
Weighted average common shares outstanding during the year:
Basic shares (in thousands)	163,737	175,984	193,589
Diluted shares (in thousands)	165,613	186,504	206,501
Net earnings per common share:
Basic	$3.06	$4.41	$4.36
Diluted	3.02	4.16	4.08
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	Year Ended December 31,
	2020	2019	2018

Net income	$539	$816	$884
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	229	257	(113)
Net unrealized gains (losses) on other noninterest-bearing investments	1	(9)	2
Net unrealized holding gains (losses) on derivative instruments	76	33	(4)
Reclassification adjustment for decrease (increase) in interest income recognized in earnings on derivative instruments	(36)	5	3
Pension and postretirement	12	7	1
Other comprehensive income (loss)	282	293	(111)
Comprehensive income	$821	$1,109	$773
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2017	$566	197,532	$4,445	$—	$2,807	$(139)	$7,679
Net income					884		884
Merger of Bank Holding Company into Bank			(4,052)	4,052
Cumulative effect adjustment, adoption of ASU 2014-09, Revenue from Contracts with Customers					1		1
Other comprehensive loss, net of tax						(111)	(111)
Bank common stock repurchased		(12,984)	(422)	(250)			(672)
Net shares issued from stock warrant exercises		1,770
Net activity under employee plans and related tax benefits		1,236	29	4			33
Dividends on preferred stock					(34)		(34)
Dividends on common stock, $1.04 per share					(202)		(202)
Balance at December 31, 2018	566	187,554	—	3,806	3,456	(250)	7,578
Net income					816		816
Cumulative effect adjustment, adoption of ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities					(3)		(3)
Other comprehensive income, net of tax						293	293
Bank common stock repurchased		(23,531)		(1,102)			(1,102)
Net shares issued from stock warrant exercises		8
Net activity under employee plans and related tax benefits		1,026		31			31
Dividends on preferred stock					(34)		(34)
Dividends on common stock, $1.28 per share					(226)		(226)
Balance at December 31, 2019	566	165,057	—	2,735	4,009	43	7,353
Net income					539		539
Cumulative effect adjustment, adoption of ASU 2016-13, Credit Losses: Measurement of Credit Losses on Financial Instruments					20		20
Other comprehensive income, net of tax						282	282
Bank common stock repurchased		(1,686)		(76)			(76)
Net shares issued from stock warrant exercises		1
Net activity under employee plans and related tax benefits		718		27			27
Dividends on preferred stock					(34)		(34)
Dividends on common stock, $1.36 per share					(225)		(225)
Balance at December 31, 2020	$566	164,090	$—	$2,686	$4,309	$325	$7,886
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$539	$816	$884
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	414	39	(40)
Depreciation and amortization	86	188	193
Share-based compensation	26	27	26
Deferred income tax benefit	(58)	(2)	—
Net decrease (increase) in trading securities	(83)	(76)	42
Net decrease (increase) in loans held for sale	(10)	(84)	9
Change in other liabilities	57	(14)	74
Change in other assets	(223)	(179)	14
Other, net	(29)	(18)	(26)
Net cash provided by operating activities	719	697	1,176
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	(5,611)	852	(784)
Proceeds from maturities and paydowns of investment securities held-to-maturity	386	391	361
Purchases of investment securities held-to-maturity	(430)	(209)	(365)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	4,339	3,105	3,061
Purchases of investment securities available-for-sale	(6,151)	(1,864)	(2,927)
Net change in loans and leases	(4,687)	(1,957)	(1,943)
Purchases and sales of other noninterest-bearing investments	79	172	14
Purchases of premises and equipment	(171)	(117)	(129)
Other, net	42	2	6
Net cash provided by (used in) investing activities	(12,204)	375	(2,706)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,568	2,984	1,484
Net change in short-term funds borrowed	(481)	(3,600)	2,677
Repayments of debt over 90 days and up to one year	—	—	(2,000)
Repayments of long-term debt	(429)	—	(162)
Proceeds from the issuance of long-term debt	—	992	497
Bank common stock repurchased	(76)	(1,102)	(672)
Proceeds from the issuance of common stock	8	14	20
Dividends paid on common and preferred stock	(259)	(260)	(236)
Other, net	(8)	(9)	(12)
Net cash provided by (used in) financing activities	11,323	(981)	1,596
Net increase (decrease) in cash and due from banks	(162)	91	66
Cash and due from banks at beginning of year	705	614	548
Cash and due from banks at end of year	$543	$705	$614

Cash paid for interest	$195	$401	$237
Net cash paid for income taxes	169	233	207
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	4	12	8
Loans held for investment reclassified to loans held for sale, net	(11)	85	111
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ZIONS BANCORPORATION, N.A. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Zions Bancorporation, National Association and its subsidiaries (collectively “Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”) together comprise a bank headquartered in Salt Lake City, Utah. We provide a wide range of banking products and related services in 11 Western and Southwestern states through seven separately managed affiliates, as follows: Zions Bank in Utah, Idaho and Wyoming; California Bank & Trust (“CB&T”); Amegy Bank (“Amegy”) in Texas; National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”) in Colorado and New Mexico; and The Commerce Bank of Washington (“TCBW”) which operates under that name in Washington and under The Commerce Bank of Oregon (“TCBO”) in Oregon.
Basis of Financial Statement Presentation and Principles of Consolidation
The consolidated financial statements include our accounts and those of our majority-owned, consolidated subsidiaries. Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. All significant intercompany accounts and transactions have been eliminated in consolidation. Assets held in an agency or fiduciary capacity are not included in the Consolidated Financial Statements.
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
Variable Interest Entities
A variable interest entity (“VIE”) is consolidated when a company is the primary beneficiary of the VIE. Current accounting guidance requires continuous analysis on a qualitative rather than a quantitative basis to determine the primary beneficiary of a VIE. At the commencement of our involvement, and periodically thereafter, we consider our consolidation conclusions for all entities with which we are involved. As of December 31, 2020, and 2019, we have no VIEs that have been consolidated in our financial statements.
Statement of Cash Flows
For purposes of presentation in the consolidated statements of cash flows, “cash and cash equivalents” are defined as those amounts included in cash and due from banks in the consolidated balance sheets.
Fair Value Estimates
We measure many of our assets and liabilities on a fair value basis. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. To improve consistency and comparability in fair value measurements, GAAP has established a hierarchy to prioritize the valuation inputs among three levels. We prioritize quoted prices in active markets and minimize reliance on unobservable inputs when possible. When observable market prices are not available, fair value is estimated using modeling techniques such as discounted cash flow analysis. These modeling techniques use assumptions that market

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
participants would consider in pricing the asset or the liability — including assumptions about the risk inherent in a particular valuation technique — the effect of a restriction on the sale or use of an asset, the life of the asset and applicable growth rate, the risk of nonperformance, and other related assumptions. Changes in market conditions may reduce the availability of quoted prices or observable data. When market data is not available, we use valuation techniques requiring professional judgment to estimate the appropriate fair value. See Note 3 of the “Notes to Consolidated Financial Statements” for further information regarding the use of fair value estimates.
Security Resell Agreements
Security resell agreements represent overnight and term agreements with the majority maturing within 30 days. Due to increased cash reserves and in order to increase yield, we have extended the maturity of some security resell agreements beyond 30 days. As of December 31, 2020, 28% of all security resell agreements have a maturity beyond 30 days but none greater than 50 days. These agreements are generally treated as collateralized financing transactions and are carried at amounts at which the securities were acquired plus accrued interest. Either we, or in some instances third-parties on our behalf, take possession of the underlying securities. The fair value of such securities is monitored throughout the contract term to ensure that asset values remain sufficient to protect against counterparty default. We are permitted by contract to sell or repledge certain securities that we accept as collateral for security resell agreements. If sold, our obligation to return the collateral is recorded as “securities sold, not yet purchased” and included as a liability in “Federal funds and other short-term borrowings.” At December 31, 2020, we held $5.7 billion of securities for which we were permitted by contract to sell or repledge. Security resell agreements averaged $2.1 billion during 2020, and the maximum amount outstanding at any month-end during 2020 was $6.4 billion.
Investment Securities
We classify our investment securities according to their purpose and holding period. Gains or losses on the sale of securities are recognized using the specific identification method and recorded in noninterest income.
Held-to-maturity (“HTM”) debt securities are carried at amortized cost with purchase discounts or premiums accreted or amortized into interest income over the contractual life of the security. We have the intent and ability to hold such securities until maturity. For HTM securities, the ACL is assessed consistent with the approach described in Note 6 for loans carried at amortized cost.
Available-for-sale (“AFS”) securities are stated at fair value and generally consist of debt securities held for investment. Unrealized gains and losses of AFS securities, after applicable taxes, are recorded as a component of other comprehensive income (“OCI”). AFS securities in an unrealized loss position are formally reviewed on a quarterly basis for the presence of impairment. If we have an intent to sell an identified security, or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, then we recognize an impairment equal to any existing allowance written off against the security. If we do not have the intent to sell a security, and it is more likely than not that we will not be required to sell a security prior to recovery of its amortized cost basis, then we determine whether there is any impairment attributable to credit-related factors. The process, methodology, and factors considered to evaluate securities for impairment are described further in Note 5.
Trading securities are stated at fair value and consist of securities acquired for short-term appreciation or other trading purposes. Realized and unrealized gains and losses are recorded in trading income, which is included in “Capital Markets and Foreign Exchange.”
The fair values of investment securities, as estimated under current accounting guidance, are described in Note 3.
Leases
As a lessee, when we enter a lease contract, we classify and account for the lease as either a finance lease or an operating lease, depending on the terms and conditions of the lease. A finance lease is recorded as an asset and a liability, and the asset is generally depreciated over the lease term. The lease liability is reduced as lease payments are made. An operating lease is recorded as a right-of-use (“ROU”) asset and operating lease liability. These balance sheet items are reduced as lease payments are made. Lease payments are expensed over the lease term; they

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
are recorded as rent expense and are recognized on a straight-line basis. Lease-related assets are reviewed for impairment on an on-going basis.
The lease term is the non-cancelable period that we have the right to use the leased asset. This term begins on the commencement date of the lease and incorporates options to extend or renew the lease when it is reasonably certain that we will exercise these options.
Loans
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
We evaluate loans throughout their lives for signs of credit deterioration, which may impact the loan’s status, and potentially impact our accounting for that loan. Loan status categories include past due as to contractual payments, nonaccrual, and restructured, including troubled debt restructurings (“TDRs”). Our accounting policies for these loan statuses and our estimation of the related allowance for loan and lease losses (“ALLL”) are described further in Note 6.
In the ordinary course of business, we transfer portions of loans under participation agreements to manage credit risk and our portfolio concentration. We evaluate the loan participations to determine if they meet the appropriate accounting guidance to qualify as sales. Certain purchased loans require separate accounting procedures that are also described in Note 6.
Allowance for Credit Losses
The allowance for credit losses (“ACL”) includes the ALLL and the reserve for unfunded lending commitments (“RULC”). For periods prior to 2020, the ALLL represented management’s estimate of probable losses believed to be inherent in the loan portfolio at that time, and the RULC was estimated using the same procedures and methodologies as for the ALLL, in addition to assumptions regarding the probability and amount of unfunded commitments being drawn.
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
Other Noninterest-bearing Investments
These investments include investments in private equity funds — referred to in this document as private equity investments (“PEIs”) — venture capital securities, securities acquired for various debt and regulatory requirements, bank-owned life insurance (“BOLI”), and certain other noninterest-bearing investments. See further discussion in Note 3.
Certain PEIs and venture capital securities are accounted for under the equity method and some are reported at fair value. Changes in fair value and gains and losses from sales are recognized in noninterest income. The values assigned to the securities where no market quotations exist are based upon available information and may not

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
necessarily represent amounts that will ultimately be realized. Such estimated amounts depend on future circumstances and will not be realized until the individual securities are liquidated.
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
Premises, Equipment and Software, Net
Premises, equipment, and software are stated at cost, net of accumulated depreciation and amortization. Depreciation, computed primarily on the straight-line method, is charged to operations over the estimated useful lives of the properties, generally 25 to 40 years for buildings, three to 10 years for furniture and equipment, and three to 10 years for software, including capitalized costs related to our technology initiatives. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements (including any extension options that are reasonably certain to be exercised), whichever is shorter. Premises, equipment and software are evaluated for impairment on a periodic basis.
Goodwill and Identifiable Intangible Assets
Goodwill and intangible assets deemed to have indefinite lives are not amortized. We subject these assets to annual specified impairment tests as of the beginning of the fourth quarter and more frequently if changing conditions warrant.
Business Combinations
Business combinations are accounted for under the acquisition method of accounting. Upon initially obtaining control, we recognize 100% of all acquired assets and all assumed liabilities, regardless of the percentage owned. The assets and liabilities are recorded at their estimated fair values, with goodwill being recorded when such fair values are less than the cost of acquisition. Certain transaction and restructuring costs are expensed as incurred. Changes to estimated fair values from a business combination are recognized as an adjustment to goodwill over the measurement period, which cannot exceed one year from the acquisition date. Results of operations of the acquired business are included in our statement of income from the date of acquisition.
Other Real Estate Owned
Other real estate owned (“OREO”) consists principally of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. Amounts are recorded initially at fair value (less any selling costs) based on property appraisals at the time of transfer and subsequently at the lower of cost or fair value (less any selling costs).
Derivative Instruments
We use derivative instruments — including interest rate swaps and purchased and sold options such as floors and basis swaps—as part of our overall interest rate risk management strategy. Derivatives are an important tool used in managing our overall asset and liability sensitivities to remain within management’s stated interest rate risk thresholds. Their use allows us to adjust and align our naturally occurring mix of fixed and floating-rate assets and liabilities to manage interest income volatility by synthetically converting variable-rate assets to fixed-rate, or synthetically converting fixed-rate funding instruments to floating-rates.
We also execute both interest rate and short-term foreign currency derivative instruments with our commercial banking customers to facilitate their risk management strategies. These derivatives are immediately hedged by offsetting derivatives with third-parties such that we minimize our net risk exposure as a result of such transactions. We record all derivatives at fair value in the balance sheet as either other assets or other liabilities. The accounting for the change in value of a derivative depends on whether or not the transaction has been designated and qualifies

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings. See Note 7 for more information.
Derivatives in Designated Accounting Hedge
We apply hedge accounting to certain derivatives executed for risk management purposes, primarily interest rate risk. To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged and the hedging relationship must be formally documented. We primarily use regression analysis to assess the effectiveness of each hedging relationship, unless the hedge qualifies for other methods of assessing effectiveness (e.g., shortcut or critical terms match), both at inception and on an ongoing basis. We designate derivatives as fair value and cash flow hedges for accounting purposes and these hedges can be a significant aspect of our overall interest risk sensitivity management. We may add additional hedging strategies and apply hedge accounting to the strategies as it deems necessary. See Note 7 for more information regarding the accounting for derivatives designated as hedging instruments.
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
Revenue Recognition
Service charges and fees on deposit accounts are recognized in accordance with published deposit account agreements for customer accounts or contractual agreements for commercial accounts. Other service charges, commissions, and fees include interchange fees, bank services, and other fees, which are generally recognized at the time of transaction or as the services are performed.
Share-based Compensation
Share-based compensation generally includes grants of stock options, restricted stock, restricted stock units (“RSUs”), and other awards to employees and nonemployee directors. We recognize compensation expense in the statement of income based on the grant-date value of the associated share-based awards. See further discussion in Note 19.
Income Taxes
Deferred tax assets (“DTAs”) and liabilities (“DTLs”) are determined based on temporary differences between financial statement asset and liability amounts and their respective tax basis and are measured using enacted tax laws and rates. The effect on DTAs and DTLs of a change in tax rates is recognized in income in the period that includes the enactment date. DTAs are recognized subject to management’s judgment that realization is more likely than not. Unrecognized tax benefits for uncertain tax positions relate primarily to tax credits on technology initiatives. See further discussion in Note 20.
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

Updates adopted during 2020

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
As part of reference rate reform, the London Interbank Offered Rate (“LIBOR”) is expected to be discontinued by June 30, 2023 and is being replaced by observable or transaction-based alternative reference rates. This ASU addresses certain operational accounting concerns of modifying contracts such as debt, lease, and derivative agreements that reference LIBOR, or another rate, that is expected to be discontinued due to reference rate reform.

The ASU provides temporary optional expedients and exceptions to the accounting requirements for contract modifications for contracts that reference LIBOR. This ASU also provides for a one-time election to sell or transfer to available-for-sale or trading certain qualifying held-to-maturity (“HTM”) debt securities. Additionally, this guidance provides various optional expedients for hedging relationships affected by reference rate reform.
April 1, 2020	We adopted ASU 2020-04 on April 1, 2020; the impact upon adoption was not significant as no practical expedients were applied in the current period, but will be applied in future periods.

To date, we have identified a significant number of contracts referencing LIBOR across various business units and contract types. Additionally, we have designated hedging relationships that utilize LIBOR-indexed derivatives and hedge the LIBOR exposure of floating-rate commercial loans and our fixed-rate debt. Remediation of these LIBOR exposures will constitute a significant operational effort. While the full impact of reference rate reform is still being determined, the application of the ASU and its practical expedients will significantly reduce the operational and financial statement impact of our remediation efforts.

ASU 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent related ASUs
This ASU, and subsequent updates, significantly changes how entities will measure credit losses for virtually all financial assets and certain other instruments that are not measured at fair value through net income that have the contractual right to receive cash. The update replaces the “incurred loss” approach with a current expected credit loss (“CECL”) model for instruments such as loans and HTM securities that are measured at amortized cost. The ASU requires credit losses relating to available-for sale (“AFS”) debt securities to be recorded through an allowance for credit loss (“ACL”) rather than a reduction of the carrying amount and replaces the historically required other-than-temporary impairment (“OTTI”) analysis. It also changes the accounting for purchased credit-impaired debt securities and loans.

The ASU retains many of the current disclosure requirements in U.S. GAAP and expands other disclosure requirements. The new guidance is effective for calendar year-end public companies beginning January 1, 2020.
		January 1, 2020	We adopted ASU 2016-13 and its subsequent updates on January 1, 2020; the impact upon adoption was an after-tax increase to retained earnings of approximately $20 million.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Accounting Standard Updates	Description	Date of adoption	Effect on the financial statements or other significant matters

Updates adopted during 2020

ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	This ASU removes the requirements in step two of the current goodwill impairment model, eliminating the requirement to calculate and compare the implied fair value of the reporting entity with the carrying amount of that entity, including goodwill, to measure any impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount of goodwill over its implied fair value of goodwill (i.e., measure the charge based on step one of the current guidance).

	The ASU also continues to allow entities to perform an optional qualitative goodwill impairment assessment before determining whether to proceed to the quantitative step one. The Update is effective for us as of January 1, 2020. Early adoption is allowed for any goodwill impairment test performed after January 1, 2017.	January 1, 2020	We adopted ASU 2017-04 on January 1, 2020; the impact upon adoption was not significant. The transition and adoption provisions were applied prospectively.

3.    FAIR VALUE
Fair Value Measurement
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To measure fair value, a hierarchy has been established that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses the following three levels of inputs to measure the fair value of assets and liabilities:
Level 1 — Quoted prices in active markets for identical assets or liabilities in active markets that we have the ability to access;
Level 2 — Observable inputs other than Level 1, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in less active markets, observable inputs other than quoted prices that are used in the valuation of an asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and
Level 3 — Unobservable inputs supported by little or no market activity for financial instruments whose value is determined by pricing models, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Fair Value Policies and Procedures
We have various policies, processes, and controls in place to ensure that fair values are reasonably developed, reviewed, and approved for use. These include a Securities Valuation Committee, comprised of executive management, that reviews and approves on a quarterly basis the key components of fair value estimation, including critical valuation assumptions for Level 3 modeling. A Model Risk Management Group conducts model validations, including internal models, and sets policies and procedures for revalidation, including the timing of revalidation.
Third-party Service Providers
We use a third party pricing service to measure fair value for approximately 95% of our AFS Level 2 securities. Fair value measurements for other AFS Level 2 securities generally use certain inputs corroborated by market data and include standard discounted cash flow analysis.
For Level 2 securities, the third-party pricing service provides documentation on an ongoing basis that presents market corroborative data, including detailed pricing information and market reference data. The documentation includes benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, including information from the vendor trading platform. We review, test, and validate this information as appropriate. Absent observable trade data, we do not adjust prices from our third-party sources.
The following describes the hierarchy designations, valuation methodologies and key inputs to measure fair value on a recurring basis for designated financial instruments:
Available-for-Sale
U.S. Treasury, Agencies and Corporations
U.S. Treasury securities are measured under Level 1 using quoted market prices when available. U.S. agencies and corporations are measured under Level 2 generally using the previously mentioned third-party pricing service.
Municipal Securities
Municipal securities are measured under Level 2 using the third-party pricing service.
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
Held-to-Maturity
HTM securities are carried at amortized cost, but for disclosure purposes are measured at fair value using a third-party pricing service or an internal model. The internal model utilizes observable market yields as inputs.
Bank-owned Life Insurance
BOLI is measured under Level 2 according to CSVs of the insurance policies that are provided by a third-party service. Nearly all policies are general account policies with CSVs based on our claims on the assets of the insurance companies. The insurance companies’ investments include predominantly fixed-income securities consisting of investment-grade corporate bonds and various types of mortgage instruments. Management regularly reviews its BOLI investment performance, including concentrations among insurance providers.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Private Equity Investments
PEIs are generally measured under Level 3. The majority of these PEIs are held in our Small Business Investment Company (“SBIC”) and are early-stage venture investments. The fair value measurements of these investments are reviewed at least on a quarterly basis, including whenever a new round of financing occurs. Certain of these investments may be measured using multiples of operating performance. The fair value measurements of PEIs are reviewed on a quarterly basis by the Securities Valuation Committee. The Equity Investments Committee, consisting of executives familiar with the investments, reviews periodic financial information, including audited financial statements when available.
Certain valuation analytics may be employed that include current and projected financial performance, recent financing activities, economic and market conditions, market comparable companies, market liquidity, sales restrictions, and other factors. A significant change in the expected performance of the individual investment would result in a change in the fair value measurement of the investment. The amount of unfunded commitments to invest is disclosed in Note 16. Certain restrictions apply for the redemption of these investments and certain investments are prohibited by the Volcker Rule. See discussions in Notes 5 and 16.
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
Derivatives
Derivatives are measured according to their classification as either exchange-traded or over-the-counter. Exchange-traded derivatives consist of foreign currency exchange contracts measured under Level 1 because they are traded in active markets. Over-the-counter derivatives, including those for customers, consist of interest rate swaps and options. These derivatives are measured under Level 2 using third-party services. Observable market inputs include yield curves — the London Interbank Offered Rate (“LIBOR”) swap curve and relevant overnight index swap curves — foreign exchange rates, commodity prices, option volatilities, counterparty credit risk, and other related data. Credit valuation adjustments are required to reflect nonperformance risk for both us and the respective counterparty. These adjustments are determined generally by applying a credit spread to the total expected exposure of the derivative.
Securities Sold, Not Yet Purchased
Securities sold, not yet purchased, included in “Federal funds and other short-term borrowings” on the balance sheet, are measured under Level 1 using quoted market prices. If not available, quoted prices under Level 2 for similar securities are used.
Loans
Loans are generally measured at amortized cost, unless they do not share risk characteristics with other loans. For those loans, we estimate lifetime expected credit losses on an individual basis. When a loan is individually

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
evaluated for expected credit losses, we estimate a specific reserve for the loan based on either the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral. See Note 6 for more information regarding the measurement method for our loans.
For loans measured at amortized cost, fair value is estimated by discounting future cash flows using the applicable yield curve adjusted by a factor that reflects the credit, interest rate risk, and liquidity inherent in the loan. These future cash flows are then reduced by the estimated life-of-the-loan aggregate credit losses in the loan portfolio (i.e., the allowance for loan and lease losses under the CECL model).
Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	December 31, 2020
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$192	$13,944	$—	$14,136
Municipal securities		1,420		1,420
Other debt securities		175		175
Total Available-for-sale	192	15,539	—	15,731
Trading account	111	155		266
Other noninterest-bearing investments:
Bank-owned life insurance		532		532
Private equity investments[1]			80	80
Other assets:
Agriculture loan servicing and interest-only strips			16	16
Deferred compensation plan assets	120			120
Derivatives:
Derivatives not designated as hedges:
Interest rate		411		411
Foreign exchange	4			4
Total Assets	$427	$16,637	$96	$17,160
LIABILITIES
Securities sold, not yet purchased	$61	$—	$—	$61
Other liabilities:
Derivatives:
Derivatives not designated as hedges:
Interest rate		34		34
Foreign exchange	4			4
Total Liabilities	$65	$34	$—	$99
1 The level 1 PEIs amount relates to the portion of our SBIC investments that are now publicly traded.

(In millions)	December 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$25	$12,356	$—	$12,381
Municipal securities		1,319		1,319
Other debt securities		25		25
Total Available-for-sale	25	13,700	—	13,725
Trading account	65	117		182
Other noninterest-bearing investments:
Bank-owned life insurance		525		525
Private equity investments	9		107	116
Other assets:
Agriculture loan servicing and interest-only strips			18	18
Deferred compensation plan assets	113			113
Derivatives:
Derivatives not designated as hedges:
Interest rate		149		149
Foreign exchange	4			4
Total Assets	$216	$14,491	$125	$14,832
LIABILITIES
Securities sold, not yet purchased	$66	$—	$—	$66
Other liabilities:
Derivatives:
Derivatives not designated as hedges:
Interest rate		15		15
Foreign exchange	4			4
Total Liabilities	$70	$15	$—	$85
Reconciliation of Level 3 Fair Value Measurements
The following schedule reconciles the beginning and ending balances of assets and liabilities that are measured at fair value by financial instrument on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	December 31, 2020		December 31, 2019
(In millions)	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips

Balance at beginning of year	$107	$18	$102	$18
Securities gains (losses), net	(5)	—	2	—
Other noninterest income (expense)	—	(1)	—	1
Purchases	9	—	10	—
Redemptions and paydowns	—	(1)	—	(1)
Other	(31)	—	(7)	—
Balance at end of year	$80	$16	$107	$18
1 This represents the value of a private equity investment at the beginning of the quarter during which it became publicly traded.
During the third quarter of 2019, one of our PEIs became publicly traded and was transferred from Level 3 to Level 1. There were no transfers of assets or liabilities into, or out of, Level 3 for 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The reconciliation of Level 3 instruments includes the following realized gains and losses in the statement of income:

(In millions)	Year Ended December 31,
	2020	2019

Securities gains (losses), net	$18	$(9)
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis:

(In millions)	Fair value at December 31, 2020				Gains (losses) from fair value changes Year Ended December 31, 2020
	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments, carried at cost	$—	$—	$1	$1	$(1)
Collateral-dependent loans	—	14	—	14	(14)
Other real estate owned	—	1	—	1	(2)
Total	$—	$15	$1	$16	$(17)

(In millions)	Fair value at December 31, 2019				Gains (losses) from fair value changes Year Ended December 31, 2019
	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments, carried at cost	$—	$—	$1	$1	$(1)
Collateral-dependent loans	—	—	—	—	—
Other real estate owned	—	—	—	—	(1)
Total	$—	$—	$1	$1	$(2)
The previous fair values may not be current as of the dates indicated, but rather as of the most recent date the fair value change occurred. Accordingly, carrying values may not equal the current fair value.
We recognized net gains of $1 million in 2020 and $3 million in 2019 from the sale of OREO properties that had a carrying value at the time of sale of approximately $6 million in 2020 and $5 million in 2019. Prior to their sale in these years, we recognized an insignificant amount of impairment on these properties in 2020 and 2019.
PEIs carried at cost were measured at fair value for impairment purposes according to the methodology previously described for these investments. Amounts of PEIs carried at cost were $8 million at December 31, 2020 and at December 31, 2019. Amounts of other noninterest-bearing investments carried at cost were $109 million and $157 million at December 31, 2020, and 2019, respectively, which were comprised of Federal Reserve and Federal Home Loan Bank (“FHLB”) stock. PEIs accounted for using the equity method were $61 million and $45 million at December 31, 2020, and 2019, respectively.
Loans that are collateral-dependent were measured at the lower of amortized cost or the fair value of the collateral. OREO was measured initially at fair value based on collateral appraisals at the time of transfer and subsequently at the lower of cost or fair value.
Measurement of fair value for collateral-dependent loans and OREO was based on third-party appraisals that utilize one or more valuation techniques (income, market and/or cost approaches). Any adjustments to calculated fair value were made based on recently completed and validated third-party appraisals, third-party appraisal services, automated valuation services, or our informed judgment. Evaluations were made to determine that the appraisal process met the relevant concepts and requirements of applicable accounting guidance.
Automated valuation services may be used primarily for residential properties when values from any of the previous methods were not available within 90 days of the balance sheet date. These services use models based on market,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
economic, and demographic values. The use of these models has only occurred in very few instances and the related property valuations have not been sufficiently significant to consider disclosure under Level 3 rather than Level 2.
Loans that are not collateral-dependent were measured as previously discussed in this Note.
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	December 31, 2020			December 31, 2019
(In millions)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
Held-to-maturity investment securities	$636	$640	2	$592	$597	2
Loans and leases (including loans held for sale), net of allowance	52,780	53,221	3	48,343	47,958	3
Financial liabilities:
Time deposits	2,588	2,603	2	4,719	4,725	2
Long-term debt	1,336	1,346	2	1,723	1,751	2
This summary excludes financial assets and liabilities for which carrying value approximates fair value and financial instruments that are recorded at fair value on a recurring basis. Financial instruments for which carrying values approximate fair value include cash and due from banks, money market investments, demand, savings and money market deposits, federal funds purchased and other short-term borrowings, and security repurchase agreements. The estimated fair value of demand, savings and money market deposits is the amount payable on demand at the reporting date. Carrying value is used because the accounts have no stated maturity and the customer has the ability to withdraw funds immediately. Time and foreign deposits, and any other short-term borrowings, are measured at fair value by discounting future cash flows using the LIBOR yield curve to the given maturity dates. Long-term debt is measured at fair value based on actual market trades (i.e., an asset value) when available, or discounting cash flows to maturity using the LIBOR yield curve adjusted for credit spreads. The methods used to measure fair value for HTM securities and loans were previously described in this Note.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
4.    OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	December 31, 2020
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$6,457	$(692)	$5,765	$—	$—	$5,765
Derivatives (included in other assets)	418	—	418	(6)	(3)	409
Total assets	$6,875	$(692)	$6,183	$(6)	$(3)	$6,174
Liabilities:
Federal funds and other short-term borrowings	$2,264	$(692)	$1,572	$—	$—	$1,572
Derivatives (included in other liabilities)	38	—	38	(6)	(26)	6
Total liabilities	$2,302	$(692)	$1,610	$(6)	$(26)	$1,578

	December 31, 2019
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$694	$(210)	$484	$—	$—	$484
Derivatives (included in other assets)	153	—	153	(6)	—	147
Total assets	$847	$(210)	$637	$(6)	$—	$631
Liabilities:
Federal funds and other short-term borrowings	$2,263	$(210)	$2,053	$—	$—	$2,053
Derivatives (included in other liabilities)	19	—	19	(6)	(10)	3
Total liabilities	$2,282	$(210)	$2,072	$(6)	$(10)	$2,056
Security repurchase and reverse repurchase (“resell”) agreements are offset, when applicable, in the balance sheet according to master netting agreements. Security repurchase agreements are included with “Federal funds and other short-term borrowings.” Derivative instruments may be offset under their master netting agreements; however, for accounting purposes, we present these items on a gross basis in our balance sheet. See Note 7 for further information regarding derivative instruments.
5.    INVESTMENTS
Investment Securities
Investment securities are classified as HTM, AFS, or trading. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. AFS securities are carried at fair value and unrealized gains and losses are reported as net increases or decreases to accumulated other comprehensive income (“AOCI”). Trading securities are carried at fair value with gains and losses recognized in current period earnings. The carrying values of our securities do not include accrued interest receivables of $54 million and $58 million at December 31,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
2020, and 2019, respectively. These receivables are presented in the “Consolidated Balance Sheet” within the “Other Assets” line item.
The purchase premiums for callable debt securities classified as HTM or AFS are amortized at an effective yield to the earliest call date. The purchase premiums and discounts for all other HTM and AFS securities are recognized in interest income over the contractual life of the security using the effective yield method. As principal prepayments are received on securities, a proportionate amount of the related premium or discount is recognized in income so that the effective yield on the remaining portion of the security continues unchanged. Note 3 discusses the process to estimate fair value for investment securities.

	December 31, 2020
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$636	$5	$1	$640
Available-for-sale
U.S. Treasury securities	205	—	13	192
U.S. Government agencies and corporations:
Agency securities	1,051	40	—	1,091
Agency guaranteed mortgage-backed securities	11,439	262	8	11,693
Small Business Administration loan-backed securities	1,195	—	35	1,160
Municipal securities	1,352	68	—	1,420
Other debt securities	175	—	—	175
Total available-for-sale	15,417	370	56	15,731
Total investment securities	$16,053	$375	$57	$16,371

	December 31, 2019
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$592	$5	$—	$597
Available-for-sale
U.S. Treasury securities	25	—	—	25
U.S. Government agencies and corporations:
Agency securities	1,301	5	4	1,302
Agency guaranteed mortgage-backed securities	9,518	83	42	9,559
Small Business Administration loan-backed securities	1,535	1	41	1,495
Municipal securities	1,282	37	—	1,319
Other debt securities	25	—	—	25
Total available-for-sale	13,686	126	87	13,725
Total investment securities	$14,278	$131	$87	$14,322
Maturities
The following schedule shows the amortized cost and weighted average yields of investment debt securities by contractual maturity of principal payments as of December 31, 2020. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2020
	Total debt investment securities		Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years
(Dollar amounts in millions)	Amortized cost	Avg yield	Amortized cost	Avg yield	Amortized cost	Avg yield	Amortized cost	Avg yield	Amortized cost	Avg yield
Held-to-maturity
Municipal securities [1]	$636	3.08%	$146	2.05%	$187	3.42%	$174	3.19%	$129	3.58%
Available-for-sale
U.S. Treasury securities	205	0.99	50	0.09	—	—	—	—	155	1.28
U.S. Government agencies and corporations:
Agency securities	1,051	2.36	—	—	292	1.73	238	2.65	521	2.58
Agency guaranteed mortgage-backed securities	11,439	1.87	—	—	372	1.48	728	1.77	10,339	1.89
Small Business Administration loan-backed securities	1,195	1.56	—	—	43	1.39	137	1.61	1,015	1.56
Municipal securities [1]	1,352	2.44	99	1.83	640	2.39	432	2.60	181	2.59
Other debt securities	175	1.05	—	—	—	—	160	0.87	15	2.93
Total available-for-sale securities	15,417	1.91	149	1.24	1,347	1.96	1,695	2.01	12,226	1.89
Total investment securities	$16,053	1.95%	$295	1.64%	$1,534	2.14%	$1,869	2.12%	$12,355	1.91%
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.
The following schedule summarizes the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	December 31, 2020
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$1	$96	$—	$12	$1	$108
Available-for-sale
U.S. Treasury securities	13	142	—	—	13	142
U.S. Government agencies and corporations:
Agency securities	—	6	—	2	—	8
Agency guaranteed mortgage-backed securities	7	1,197	1	179	8	1,376
Small Business Administration loan-backed securities	—	15	35	1,068	35	1,083
Municipal securities	—	19	—	—	—	19
Other	—	150	—	—	—	150
Total available-for-sale	20	1,529	36	1,249	56	2,778
Total investment securities	$21	$1,625	$36	$1,261	$57	$2,886

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2019
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$—	$73	$—	$45	$—	$118
Available-for-sale
U.S. Government agencies and corporations:
Agency securities	2	222	2	359	4	581
Agency guaranteed mortgage-backed securities	4	1,173	38	3,215	42	4,388
Small Business Administration loan-backed securities	1	172	40	1,215	41	1,387
Municipal securities	—	50	—	5	—	55
Other	—	—	—	—	—	—
Total available-for-sale	7	1,617	80	4,794	87	6,411
Total investment securities	$7	$1,690	$80	$4,839	$87	$6,529
Approximately 119 and 146 HTM and 549 and 849 AFS investment securities were in an unrealized loss position at December 31, 2020, and 2019, respectively.
Impairment
Ongoing Policy
We review investment securities on a quarterly basis for the presence of impairment. For AFS securities, we assess whether impairment is present on an individual security basis when the fair value of a debt security is less than its amortized cost basis at the balance sheet date. When determining if the fair value of an investment is less than the amortized cost basis, we have elected to exclude accrued interest from the amortized cost basis of the investment. If we have an intent to sell an identified security, or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, then we recognize an impairment equal to any existing allowance written off against the security.
If we do not have the intent to sell a security, and it is more likely than not that we will not be required to sell a security prior to recovery of its amortized cost basis, then we determine whether there is any impairment attributable to credit-related factors. We analyze certain factors, primarily internal and external credit ratings, to determine if the decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. If a credit impairment is determined to exist, then we measure the amount of credit loss and recognize an allowance for the credit loss. In measuring the credit loss, we generally compare the present value of cash flows expected to be collected from the security to the amortized cost basis of the security. These cash flows are credit adjusted using, among other things, assumptions for default probability and loss severity. Certain other unobservable inputs, such as prepayment rate assumptions, are also utilized. In addition, certain internal models may be utilized. To determine the credit-related portion of impairment, we use the security-specific effective interest rate when estimating the present value of cash flows. If the present value of cash flows is less than the amortized cost basis of the security, then this amount is recorded as an allowance for credit loss, limited to the amount that the fair value is less than the amortized cost basis (i.e., the credit impairment cannot result in the security being carried at an amount lower than its fair value). The assumptions used to estimate the expected cash flows depends on the particular asset class, structure and credit rating of the security. Declines in fair value that are not recorded in the allowance are recorded in other comprehensive income, net of applicable taxes.
AFS Impairment Conclusions
We did not recognize any impairment on our AFS investment securities portfolio during 2020 or 2019. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At December 31, 2020, we had not initiated any sales of AFS securities nor did we have an intent to sell any identified securities with

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
unrealized losses, and we do not believe it is more likely than not we would be required to sell such securities before recovery of their amortized cost basis.
HTM Impairment Conclusions
For HTM securities, the ACL is assessed consistent with the approach described in Note 6 for loans carried at amortized cost. The ACL on HTM securities was less than $1 million at December 31, 2020. All HTM securities were risk-graded as “pass” in terms of credit quality and none were past due as of December 31, 2020. The amortized cost basis of HTM securities categorized by year of issuance is summarized as follows:

	December 31, 2020
	Amortized cost basis by year of issuance
(In millions)	2020	2019	2018	2017	2016	Prior	Total Securities
Held-to-maturity	$216	$18	$—	$12	$176	$214	$636
Securities Gains and Losses Recognized in Income
The following summarizes gains and losses that were recognized in the statement of income:

	2020		2019		2018
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses
Other noninterest-bearing investments	$27	$20	$20	$17	$17	$16
Net gains		$7		$3		$1
Interest income by security type is as follows:

(In millions)	2020			2019			2018
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$10	$10	$20	$9	$13	$22	$10	$14	$24
Available-for-sale	252	25	277	308	25	333	295	26	321
Trading	—	7	7	1	6	7	1	4	5
Total	$262	$42	$304	$318	$44	$362	$306	$44	$350
Investment securities with a carrying value of approximately $2.3 billion and $2.0 billion at December 31, 2020, and 2019, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
6.    LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
Loans and leases are summarized as follows according to major portfolio segment and specific class:

	December 31,
(In millions)	2020	2019

Loans held for sale	$81	$129
Commercial:
Commercial and industrial	$13,444	$14,760
PPP	5,572	—
Leasing	320	334
Owner-occupied	8,185	7,901
Municipal	2,951	2,393
Total commercial	30,472	25,388
Commercial real estate:
Construction and land development	2,345	2,211
Term	9,759	9,344
Total commercial real estate	12,104	11,555
Consumer:
Home equity credit line	2,745	2,917
1-4 family residential	6,969	7,568
Construction and other consumer real estate	630	624
Bankcard and other revolving plans	432	502
Other	124	155
Total consumer	10,900	11,766
Total loans and leases	$53,476	$48,709
Loans and leases are presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $149 million and $60 million at December 31, 2020, and December 31, 2019, respectively. Amortized cost basis does not include accrued interest receivables of $200 million and $164 million at December 31, 2020, and December 31, 2019, respectively. These receivables are presented in the “Consolidated Balance Sheet” within the “Other Assets” line item.
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $156 million at December 31, 2020 and $158 million at December 31, 2019.
Loans with a carrying value of approximately $24.7 billion at December 31, 2020, and $21.5 billion at December 31, 2019, have been pledged at the Federal Reserve and the FHLB of Des Moines as collateral for current and potential borrowings.
We sold loans totaling $1.8 billion in 2020, $872 million in 2019, and $585 million in 2018, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consisted of conforming residential mortgages and the guaranteed portion of SBA loans, and did not consist of loans from the SBA’s Paycheck Protection Program. The loans are mainly sold to U.S. government agencies or participated to third-parties. At times, we have continuing involvement in the transferred loans in the form of servicing rights or a guarantee from the respective issuer. Amounts added to loans held for sale during these same periods were $1.8 billion, $916 million, and $785 million, respectively. See Note 5 for further information regarding guaranteed securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The principal balance of sold loans for which we retain servicing was approximately $2.8 billion at December 31, 2020, $1.7 billion at December 31, 2019, and $2.2 billion at December 31, 2018. Income from loans sold, excluding servicing, was $54 million in 2020, $18 million in 2019, and $12 million in 2018.
Allowance for Credit Losses
The ACL, which consists of the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”), represents our estimate of current expected credit losses over the contractual term of the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. The ACL for AFS and HTM debt securities is estimated separately from loans. For HTM securities, the ACL is assessed consistent with the approach for loans carried at amortized cost. See Note 5 for further discussion on our assessment of expected credit losses on AFS securities and disclosures related to AFS and HTM securities.
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
For commercial and CRE loans with commitments greater than $1 million, we assign internal risk grades using a comprehensive loan grading system based on financial and statistical models, individual credit analysis, and loan officer experience and judgment. The credit quality indicators described subsequently are based on this grading system. Estimated credit losses on all loan segments, including consumer and small commercial and CRE loans with commitments less than or equal to $1 million that are evaluated on a collective basis, are derived from statistical analyses of our historical default and loss experience since January 2008.
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
For loans that do not share risk characteristics with other loans, we estimate lifetime expected credit losses on an individual basis. We consider individually evaluated loans to be nonaccrual loans with a balance greater than $1 million; TDR loans, including TDRs that subsequently default; a loan no longer reported as a TDR; or a loan where we reasonably expect it to become a TDR. When a loan is individually evaluated for expected credit losses, we estimate a specific reserve for the loan based on either the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral.
The process of estimating future cash flows also incorporates the same determining factors described subsequently under nonaccrual loans. When we base the specific reserve on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that is greater than fair value. For these loans, subsequent to the charge-off, if the fair value of the loan’s underlying collateral increases according to an updated appraisal, we hold a negative reserve up to the lesser of the amount of the charge-off or the updated fair value.
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
Off-balance-sheet Credit Exposures
As previously mentioned, we estimate current expected credit losses for off-balance-sheet loan commitments, including standby letters of credit, that are not unconditionally cancelable. This estimate uses the same procedures and methodologies described previously for loans and is calculated by taking the difference between the estimated current expected credit loss and the funded balance, if greater than zero.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Changes in the Allowance for Credit Losses
On January 1, 2020, we adopted ASU 2016-13, or CECL. Due to the adoption of the standard, the ACL methodology explained above has significantly changed from the prior period.
Changes in the ACL are summarized as follows:

	December 31, 2020
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at December 31, 2019	$341	$101	$53	$495
Adjustment for change in accounting standard	(59)	(32)	93	2
Balance at beginning of year (January 1, 2020)	282	69	146	497
Provision for loan losses	281	103	1	385
Gross loan and lease charge-offs	113	1	14	128
Recoveries	14	—	9	23
Net loan and lease charge-offs (recoveries)	99	1	5	105
Balance at end of year	$464	$171	$142	$777
Reserve for unfunded lending commitments
Balance at December 31, 2019	$39	$20	$—	$59
Adjustment for change in accounting standard	(28)	(8)	6	(30)
Balance at beginning of year (January 1, 2020)	11	12	6	29
Provision for unfunded lending commitments	19	8	2	29
Balance at end of year	$30	$20	$8	$58
Total allowance for credit losses
Allowance for loan losses	$464	$171	$142	$777
Reserve for unfunded lending commitments	30	20	8	58
Total allowance for credit losses	$494	$191	$150	$835

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2019
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of year	$331	$110	$54	$495
Provision for loan losses	42	(11)	6	37
Gross loan and lease charge-offs	57	4	17	78
Recoveries	25	6	10	41
Net loan and lease charge-offs (recoveries)	32	(2)	7	37
Balance at end of year	$341	$101	$53	$495
Reserve for unfunded lending commitments
Balance at beginning of year	$40	$17	$—	$57
Provision for unfunded lending commitments	(1)	3	—	2
Balance at end of year	$39	$20	$—	$59
Total allowance for credit losses
Allowance for loan losses	$341	$101	$53	$495
Reserve for unfunded lending commitments	39	20	—	59
Total allowance for credit losses	$380	$121	$53	$554
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amortized cost basis of loans on nonaccrual status is summarized as follows:

	December 31, 2020
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Commercial:
Commercial and industrial	$73	$67	$140	$22
Leasing	—	—	—	—
Owner-occupied	38	38	76	—
Municipal	—	—	—	4
Total commercial	111	105	216	26
Commercial real estate:
Construction and land development	—	—	—	—
Term	12	19	31	3
Total commercial real estate	12	19	31	3
Consumer:
Home equity credit line	2	14	16	3
1-4 family residential	14	89	103	9
Construction and other consumer real estate	—	—	—	—
Bankcard and other revolving plans	—	1	1	1
Other	—	—	—	—
Total consumer loans	16	104	120	13
Total	$139	$228	$367	$42
The amount of accrued interest receivables written off by reversing interest income during the period is summarized by loan portfolio segment as follows:

(In millions)	Year Ended December 31, 2020

Commercial	$16
Commercial real estate	2
Consumer	1
Total	$19
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Past-due loans (accruing and nonaccruing) are summarized as follows:

	December 31, 2020
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$13,388	$26	$30	$56	$13,444	$2	$109
PPP	5,572	—	—	—	5,572	—	—
Leasing	320	—	—	—	320	—	1
Owner-occupied	8,129	34	22	56	8,185	—	48
Municipal	2,951	—	—	—	2,951	—	—
Total commercial	30,360	60	52	112	30,472	2	158
Commercial real estate:
Construction and land development	2,341	—	4	4	2,345	4	—
Term	9,692	57	10	67	9,759	4	13
Total commercial real estate	12,033	57	14	71	12,104	8	13
Consumer:
Home equity credit line	2,733	8	4	12	2,745	—	9
1-4 family residential	6,891	12	66	78	6,969	—	33
Construction and other consumer real estate	630	—	—	—	630		—
Bankcard and other revolving plans	428	2	2	4	432	2	1
Other	123	1	—	1	124	—	—
Total consumer loans	10,805	23	72	95	10,900	2	43
Total	$53,198	$140	$138	$278	$53,476	$12	$214

	December 31, 2019
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$14,665	$57	$38	$95	$14,760	$8	$54
Leasing	334	—	—	—	334	1	—
Owner-occupied	7,862	20	19	39	7,901	—	44
Municipal	2,393	—	—	—	2,393	—	—
Total commercial	25,254	77	57	134	25,388	9	98
Commercial real estate:
Construction and land development	2,206	5	—	5	2,211	—	1
Term	9,333	8	3	11	9,344	—	10
Total commercial real estate	11,539	13	3	16	11,555	—	11
Consumer:
Home equity credit line	2,908	6	3	9	2,917	—	7
1-4 family residential	7,532	12	24	36	7,568	—	13
Construction and other consumer real estate	624	—	—	—	624	—	—
Bankcard and other revolving plans	499	2	1	3	502	1	—
Other	154	1	—	1	155	—	—
Total consumer loans	11,717	21	28	49	11,766	1	20
Total	$48,510	$111	$88	$199	$48,709	$10	$129
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
Definitions of Pass, Special Mention, Substandard, and Doubtful are summarized as follows:
•Pass — A Pass asset is higher-quality and does not fit any of the other categories described below. The likelihood of loss is considered low.
•Special Mention — A Special Mention asset has potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in our credit position at some future date.
•Substandard — A Substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have well-defined weaknesses and are characterized by the distinct possibility that we may sustain some loss if deficiencies are not corrected.
•Doubtful — A Doubtful asset has all the weaknesses inherent in a Substandard asset with the added characteristics that the weaknesses make collection or liquidation in full highly questionable and improbable.
The balance of loans classified as Doubtful as of December 31, 2020 was $4 million. There were no loans classified as Doubtful as of December 31, 2019.
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
For consumer loans and certain small commercial and CRE loans with commitments less than or equal to $1 million, we generally assign internal risk grades similar to those described previously based on automated rules that depend on refreshed credit scores, payment performance, and other risk indicators. These are generally assigned either a Pass, Special Mention, or Substandard grade, and are reviewed as we identify information that might warrant a grade change.
The amortized cost basis of loans and leases categorized by year of origination and by credit quality classifications as monitored by management are summarized as follows:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2020
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2020	2019	2018	2017	2016	Prior			Total loans
Commercial:
Commercial and industrial
Pass	$2,585	$2,743	$1,903	$829	$296	$228	$3,298	$109	$11,991
Special Mention	79	152	183	98	4	43	110	1	670
Accruing Substandard	123	157	129	44	26	17	141	6	643
Nonaccrual	57	2	10	8	2	15	36	10	140
Total commercial and industrial	2,844	3,054	2,225	979	328	303	3,585	126	13,444
PPP
Pass	5,572	—	—	—	—	—	—	—	5,572
Total PPP	5,572	—	—	—	—	—	—	—	5,572
Leasing
Pass	87	121	44	34	14	5	—	—	305
Special Mention	1	—	2	1	—	6	—	—	10
Accruing Substandard	2	1	1	1	—	—	—	—	5
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	90	122	47	36	14	11	—	—	320
Owner-occupied
Pass	1,588	1,205	1,167	895	585	1,806	161	11	7,418
Special Mention	72	65	60	60	51	41	9	3	361
Accruing Substandard	28	64	61	37	35	98	6	1	330
Nonaccrual	8	11	15	11	6	23	2	—	76
Total owner-occupied	1,696	1,345	1,303	1,003	677	1,968	178	15	8,185
Municipal
Pass	1,031	827	359	419	68	227	3	—	2,934
Special Mention	—	—	—	—	—	8	—	—	8
Accruing Substandard	—	—	—	—	—	9	—	—	9
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	1,031	827	359	419	68	244	3	—	2,951
Total commercial	11,233	5,348	3,934	2,437	1,087	2,526	3,766	141	30,472
Commercial real estate:
Construction and land development
Pass	558	933	267	41	1	6	423	3	2,232
Special Mention	24	43	11	—	—	—	5	—	83
Accruing Substandard	—	30	—	—	—	—	—	—	30
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	582	1,006	278	41	1	6	428	3	2,345
Term
Pass	2,524	1,858	1,639	761	778	1,291	73	20	8,944
Special Mention	110	89	177	42	23	85	—	5	531
Accruing Substandard	41	34	96	30	18	34	—	—	253
Nonaccrual	3	5	—	2	1	20	—	—	31
Total term	2,678	1,986	1,912	835	820	1,430	73	25	9,759
Total commercial real estate	3,260	2,992	2,190	876	821	1,436	501	28	12,104

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2020
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2020	2019	2018	2017	2016	Prior			Total loans
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	2,606	115	2,721
Special Mention	—	—	—	—	—	—	2	—	2
Accruing Substandard	—	—	—	—	—	—	6	—	6
Nonaccrual	—	—	—	—	—	—	11	5	16
Total home equity credit line	—	—	—	—	—	—	2,625	120	2,745
1-4 family residential
Pass	1,185	1,017	833	1,081	1,174	1,570	—	—	6,860
Special Mention	—	—	—	—	—	2	—	—	2
Accruing Substandard	—	—	1	—	2	1	—	—	4
Nonaccrual	2	12	7	19	15	48	—	—	103
Total 1-4 family residential	1,187	1,029	841	1,100	1,191	1,621	—	—	6,969
Construction and other consumer real estate
Pass	200	296	106	16	1	11	—	—	630
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	200	296	106	16	1	11	—	—	630
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	426	2	428
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	3	—	3
Nonaccrual	—	—	—	—	—	—	—	1	1
Total bankcard and other revolving plans	—	—	—	—	—	—	429	3	432
Other consumer
Pass	51	35	22	10	4	2	—	—	124
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	51	35	22	10	4	2	—	—	124
Total consumer	1,438	1,360	969	1,126	1,196	1,634	3,054	123	10,900
Total loans	$15,931	$9,700	$7,093	$4,439	$3,104	$5,596	$7,321	$292	$53,476

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Modified and Restructured Loans
Loans may be modified in the normal course of business for competitive reasons or to strengthen our position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which we have granted a concession that we would not otherwise consider, are considered TDRs.
We consider many factors in determining whether to agree to a loan modification involving concessions, and we seek a solution that will both minimize potential loss to us and attempt to help the borrower. We evaluate borrowers’ current and forecasted future cash flows, their ability and willingness to make current contractual or proposed modified payments, the value of the underlying collateral (if applicable), the possibility of obtaining additional security or guarantees, and the potential costs related to a repossession or foreclosure and the subsequent sale of the collateral.
TDRs are classified as either accrual or nonaccrual loans. A loan on nonaccrual and restructured as a TDR will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan. A TDR loan that specifies an interest rate that, at the time of the restructuring, is greater than or equal to the rate we are willing to accept for a new loan with comparable risk may not be reported as a TDR in the calendar years subsequent to the restructuring if it is in compliance with its modified terms.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Selected information on TDRs at year-end that includes the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	December 31, 2020
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$—	$—	$—	$—	$3	$4	$7
Owner-occupied	5	1	—	4	4	8	22
Total commercial	5	1	—	4	7	12	29
Commercial real estate:
Construction and land development	—	—	—	—	—	—	—
Term	1	—	—	16	94	23	134
Total commercial real estate	1	—	—	16	94	23	134
Consumer:
Home equity credit line	—	1	7	—	—	2	10
1-4 family residential	4	1	3	—	2	15	25
Construction and other consumer real estate	—	—	—	—	—	—	—
Total consumer loans	4	2	10	—	2	17	35
Total accruing	$10	$3	$10	$20	$103	$52	$198
Nonaccruing
Commercial:
Commercial and industrial	$—	$—	$—	$3	$10	$52	$65
Owner-occupied	5	—	—	3	—	10	18
Municipal	—	—	—	—	—	—	—
Total commercial	5	—	—	6	10	62	83
Commercial real estate:
Construction and land development	—	—	—	—	—	—	—
Term	2	—	—	13	3	2	20
Total commercial real estate	2	—	—	13	3	2	20
Consumer:
Home equity credit line	—	—	2	—	—	—	2
1-4 family residential	1	1	—	—	—	6	8
Construction and other consumer real estate	—	—	—	—	—	—	—
Total consumer loans	1	1	2	—	—	6	10
Total nonaccruing	8	1	2	19	13	70	113
Total	$18	$4	$12	$39	$116	$122	$311
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
Unfunded lending commitments on TDRs amounted to approximately $3 million at December 31, 2020, and $5 million at December 31, 2019.
The total recorded investment of all TDRs in which interest rates were modified below market was $76 million at December 31, 2020, and $73 million at December 31, 2019. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the years ended December 31, 2020 and 2019 was not significant.
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
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the period listed below (and are still in default at year-end) and are within 12 months or less of being modified as TDRs is as follows:

(In millions)	December 31, 2020			December 31, 2019
	Accruing	Nonaccruing	Total	Accruing	Nonaccruing	Total
Commercial:
Commercial and industrial	$—	$2	$2	$—	$—	$—
Owner-occupied	—	—	—	—	1	1
Total commercial	—	2	2	—	1	1
Consumer:
1-4 family residential	—	1	1	—	—	—
Total consumer loans	—	1	1	—	—	—
Total	$—	$3	$3	$—	$1	$1
Note: Total loans modified as TDRs during the 12 months previous to December 31, 2020, and 2019 were $228 million and $40 million, respectively.
Collateral-dependent Loans
As previously mentioned, when a loan is individually evaluated for expected credit losses, we estimate a specific reserve for the loan based on either the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral.
Selected information on loans for which the repayment is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulties, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

	December 31, 2020
(In millions)	Amortized Cost	Major Types of Collateral	Weighted Average LTV[1]
Commercial:
Commercial and industrial	$20	Single family residential, Agriculture	55%
Owner-occupied	10	Office Building	47%
Commercial real estate:
Term	12	Multi-family, Hotel/Motel, Retail	58%
Consumer:
Home equity credit line	3	Single family residential	34%
1-4 family residential	2	Single family residential	60%
Total	$47
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
At December 31, 2020, and December 31, 2019, the amount of foreclosed residential real estate property we held was less than $1 million for both periods. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $10 million and $8 million for the same periods, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Concentrations of Credit Risk
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. Credit risks (whether on- or off-balance sheet) may occur when individual borrowers, groups of borrowers, or counterparties have similar economic characteristics, including industries, geographies, collateral types, sponsors, etc., and are similarly affected by changes in economic or other conditions. Credit risk also includes the loss that would be recognized subsequent to the reporting date if counterparties failed to perform as contracted. See Note 7 for a discussion of counterparty risk associated with our derivative transactions.
We perform an ongoing analysis of our loan portfolio to evaluate whether there is any significant exposure to any concentrations of credit risk. Based on this analysis, we believe that the loan portfolio is generally well diversified; however, there are certain significant concentrations in CRE and oil- and gas-related lending. Further, we cannot guarantee that we have fully understood or mitigated all risk concentrations or correlated risks. We have adopted and adhere to concentration limits on various types of CRE lending, particularly construction and land development lending, leveraged and enterprise value lending, municipal lending, and oil- and gas-related lending. All of these limits are continually monitored and revised as necessary.
7.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives for using derivatives
We maintain an overall interest rate risk management strategy that actively incorporates the use of interest rate derivatives that include unleveraged interest rate swaps, purchased options, combinations of options, and may include futures and other forward interest rate contracts. Our primary objective for using derivatives is to manage risks, primarily interest rate risk. We use derivatives to manage volatility in interest income, interest expense, earnings, and capital by adjusting our interest rate sensitivity to minimize the impact of fluctuations in interest rates. Derivatives are used to stabilize forecasted interest receipts from variable-rate assets and to modify the coupon or the duration of fixed-rate financial assets or liabilities as we consider advisable. We also use derivatives as a product for our customers to manage their risks.
Derivatives related to interest rate risk management — When we use derivatives as hedges, either for economic or accounting purposes, it is done only to manage identified risks. We apply hedge accounting to certain derivatives executed for risk management purposes as subsequently described in more detail. However, we do not apply hedge accounting to all the derivatives involved in our risk management activities. Derivatives not designated as accounting hedges are not speculative and are used to economically manage our exposure to interest rate movements, including offsetting customer-facing derivatives. These derivatives either do not require the use of hedge accounting for their economic impact to be accurately reflected in our financial statements or they do not meet the strict hedge accounting requirements.
Derivatives related to customers — We provide certain borrowers access to over-the-counter interest rate derivatives, which we generally offset with interest rate derivatives executed with other dealers or central clearing houses. Other interest rate derivatives that we provide to customers, or use for our own purposes, include mortgage rate locks and forward sale loan commitments. We also provide commercial clients with short-term foreign currency spot trades or forward contracts with a maturity of, generally, 90 days or less. These trades are also largely offset by foreign currency trades with closely mirroring terms executed with other dealer counterparties or central clearing houses.
Accounting for derivatives
We record all derivatives on the Consolidated Balance Sheet at fair value in Other Assets or Other Liabilities regardless of the accounting designation of each derivative. We enter into International Swaps and Derivatives Association, Inc. (“ISDA”) master netting agreements, or similar agreements, with substantially all derivative counterparties. See Note 4, “Offsetting Assets and Liabilities” for more information. Where legally enforceable, these master netting agreements give us, in the event of default or the triggering of other specified contingent events by the counterparty, the right to use cash or liquidate securities held as collateral and to offset receivables and

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
payables with the same counterparty. For purposes of the Consolidated Balance Sheet, we do not offset derivative assets and liabilities and cash collateral held with the same counterparty where it has a legally enforceable master netting agreement and reports all derivatives on a gross fair value basis. Note 3 discusses the process to estimate fair value for derivatives. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting accounting designation. Derivatives used to hedge the exposure to changes in the fair value of assets, liabilities, or firm commitments attributable to interest rates or other eligible risks, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Changes in the fair value of derivatives that are not part of designated fair value or cash flow hedging relationships are recorded in current period earnings.
Fair Value Hedges — We generally use interest rate swaps designated as fair value hedges to hedge changes in the fair value of fixed-rate assets and liabilities for specific risks (e.g., interest rate risk resulting from changes in a benchmark interest rate). We use both received-fixed, pay-floating and pay-fixed, receive floating interest rate swaps to effectively convert the fixed-rate assets and liabilities to floating-rates. In qualifying fair value hedges, changes in value of the derivative hedging instrument are recognized in current period earnings in the same line item affected by the hedged item. Similarly, the periodic changes in value of the hedged item, for the risk being hedged, are recognized in current period earnings, thereby offsetting all, or a significant majority, of the change in the value of the derivative hedging instrument. Interest accruals on both the derivative hedging instrument and the hedged item are recorded in the same line item, effectively converting the designated fixed-rate assets or liabilities to a floating-rate. Generally, the designated risk being hedged in all of our fair value hedges is the change in fair value of the London Interbank Offered Rate (“LIBOR”) benchmark swap rate component of the contractual coupon cash flows of the fixed-rate assets or liabilities. The swaps are structured to match the critical terms of the hedged items, maximizing the economic (and accounting) effectiveness of the hedging relationships and resulting in the expectation that the swaps will be highly effective as a hedging instrument. All interest rate swaps designated as fair value hedges were highly effective and met all other requirements to remain designated and part of qualifying hedge accounting relationships as of the balance sheet date.
Fair Value Hedges of Liabilities — As of December 31, 2020, we had one receive-fixed interest rate swap with an aggregate notional amount of $500 million designated in a qualifying fair value hedge relationship of fixed-rate debt. The receive-fixed interest rate swap effectively converts the interest on our fixed-rate debt to floating.
At December 31, 2019, we had $1.5 billion of fixed-to-floating interest rate swaps designated as fair value hedges of long-term debt (effectively converting the fixed-rate debt into floating-rate debt). In late March 2020, we terminated $1 billion of swaps (i.e., two $500 million swaps with maturities in August 2021 and February 2022). As a result, the cumulative basis adjustment on the debt at the time of the terminations (which was equal to the fair value of the swaps at the termination date) will be amortized as an adjustment to interest expense through the maturity of the debt, thereby reducing the effective interest rate. During 2020, $3 million of the outstanding unamortized debt basis adjustment was amortized. We have $12 million of unamortized debt basis adjustments from previously designed fair value hedges remaining.
Fair Value Hedges of Assets — During the third quarter of 2020, we began hedging certain newly acquired fixed-rate AFS securities using pay-fixed, receive-floating interest rate swaps, effectively converting the fixed interest income to a floating-rate on the hedged portion of the securities. Subsequently, two of these hedges were slightly restructured to better match the terms of the hedged securities requiring these hedges to be redesignated. Changes in the fair value of the hedged securities prior to the redesignations were recognized in the amortized cost basis of the securities and, similar to the terminated debt hedges noted above, the unamortized basis adjustments will be amortized to interest income through the originally designated maturity of the hedging relationships. Both hedges were designated as hedges of 30-year U.S. Treasury securities and hedged for the full life of the securities. We have $7 million of cumulative unamortized basis adjustments from these previous fair value hedging relationships, which will continue to be amortized as an adjustment to interest income through the end of 2050, thereby increasing the effective interest rate recognized on these securities. As of December 31, 2020, we had qualifying fair value hedging relationships of fixed-rate AFS securities being hedged by pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $383 million.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Cash Flow Hedges — For derivatives designated and qualifying as cash flow hedges, ineffectiveness is not measured or separately disclosed. Rather, as long as the hedging relationship continues to qualify for hedge accounting, the entire change in the fair value of the hedging instrument is recorded in OCI and recognized in earnings as the hedged transaction affects earnings. Derivative amounts affecting earnings are recognized consistent with the classification of the hedged item. We may use interest rate swaps, options, or a combination of options in our cash flow hedging strategy to eliminate or reduce the variable cash flows associated primarily with interest receipts on floating-rate commercial loans due to changes in any separately identifiable and reliably measurable contractual interest rate index.
As of December 31, 2020, we had receive-fixed interest rate swaps with an aggregate notional amount of $3.2 billion designated as cash flow hedges of the variability of interest receipts on floating-rate commercial loans due to changes in the LIBOR swap rate. As of December 31, 2020, we had deferred gains in AOCI from active and terminated cash flow hedges of $95 million. Amounts deferred in AOCI from cash flow hedges are expected to be fully reclassified to interest income by the second quarter of 2024.
Hedge Effectiveness — We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows on the derivative hedging instrument with the changes in fair value or cash flows on the designated hedged item or transactions for the risk being hedged. If a hedging relationship ceases to qualify for hedge accounting, the relationship is discontinued and future changes in the fair value of the derivative instrument are recognized in current period earnings. For a discontinued or terminated fair value hedging relationship, all remaining basis adjustments to the carrying amount of the hedged item are amortized to interest income or expense over the remaining life of the hedged item consistent with the amortization of other discounts or premiums. Previous balances deferred in AOCI from discontinued or terminated cash flow hedges are reclassified to interest income or expense as the hedged transactions affect earnings or over the originally specified term of the hedging relationship.
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred during 2020 as a result of counterparty nonperformance. Financial institutions that are well-capitalized and well-established are the counterparties for those derivatives entered into for asset-liability management and used to offset derivatives sold to our customers. We reduce our counterparty exposure for derivative contracts by centrally clearing all eligible derivatives.
For those derivatives that are not centrally cleared, the counterparties are typically financial institutions or our customers. For those that are financial institutions, as noted above, we manage our credit exposure through the use of a Credit Support Annex (“CSA”) to an ISDA master agreement with each counterparty. Eligible collateral types are documented by the CSA and controlled under our general credit policies. Collateral balances are typically monitored on a daily basis. A valuation haircut policy reflects the fact that collateral may fall in value between the date the collateral is called and the date of liquidation or enforcement. As of December 31, 2020, all of our collateral held as credit risk mitigation under a CSA is cash.
We offer interest rate swaps to our customers to assist them in managing their exposure to changing interest rates. Upon issuance, all of these customer swaps are immediately offset through closely matching derivative contracts, such that we minimize our interest rate risk exposure resulting from such transactions. Most of these customers do not have the capability for centralized clearing. Therefore, we manage the credit risk through loan underwriting that includes a credit risk exposure formula for the swap, the same collateral and guarantee protection applicable to the loan and credit approvals, limits, and monitoring procedures. Fee income from customer swaps is included in other service charges, commissions and fees. Nevertheless, the related credit risk is considered and measured when and where appropriate.
Our noncustomer-facing derivative contracts generally require us to pledge collateral for derivatives that are in a net liability position. A certain number of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for under their

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
contracts. At December 31, 2020, the fair value of our noncleared (bilateral) derivative liabilities was $418 million, for which we were required to pledge cash collateral of approximately $103 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s or Moody’s at December 31, 2020, there would likely be $2 million additional collateral required to be pledged. As a result of the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.
Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at December 31, 2020, and 2019, and the related gain (loss) of derivative instruments for the years then ended is summarized as follows:

	December 31, 2020			December 31, 2019
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets:
Purchased interest rate floors	$—	$—	$—	$—	$—	$—
Receive-fixed interest rate swaps	3,150	—	—	3,588	—	—
Fair value hedges:
Debt hedges: Receive-fixed interest rate swaps	500	—	—	1,500	—	—
Asset hedges: Pay-fixed interest rate swaps	383	3	—	—	—	—
Total derivatives designated as hedging instruments	4,033	3	—	5,088	—	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives [1,2]	5,986	390	2	4,409	146	5
Offsetting interest rate derivatives [2]	5,986	3	409	4,422	5	157
Other interest rate derivatives	1,649	20	3	726	3	1
Foreign exchange derivatives	223	4	4	385	4	4
Total derivatives not designated as hedging instruments	13,844	417	418	9,942	158	167
Total derivatives	$17,877	$420	$418	$15,030	$158	$167
1 Customer-facing interest rate derivative fair values include an $18 million and $11 million net credit valuation adjustment as of December 31, 2020, and December 31, 2019, respectively. These adjustments are required to reflect both our nonperformance risk and that of the respective counterparty.
2 The fair value amounts for these derivatives do not include the settlement amounts for those trades that are cleared. Once the settlement amounts with the clearing houses are included the derivative fair values would be the following:

	December 31, 2020		December 31, 2019
(In millions)	Other assets	Other liabilities	Other assets	Other liabilities
Customer-facing interest rate derivatives	$390	$2	$146	$5
Offsetting interest rate derivatives	1	29	—	9
The amount of derivative gains (losses) from cash flow and fair value hedges that was deferred in AOCI or recognized in earnings is summarized as follows:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Year Ended December 31, 2020
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Excluded components deferred in AOCI (amortization approach)	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness / AOCI reclass due to missed forecast
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$—	$11	$—	$—
Interest rate swaps	101	—	36	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	6	—
Basis amortization on terminated hedges [2,3]	—	—	—	13	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	—	(1)	—
Basis amortization on terminated hedges [2,3]	—	—	—	—	—
Total derivatives designated as hedging instruments	$101	$—	$47	$18	$—

	Year Ended December 31, 2019
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Excluded components deferred in AOCI (amortization approach)	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness / AOCI reclass due to missed forecast
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$27	$3	$—	$—
Interest rate swaps	47	—	(7)	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	3	—
Basis amortization on terminated hedges [2,3]	—	—	—	—	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	—	—	—
Basis amortization on terminated hedges [2,3]	—	—	—	—	—
Total derivatives designated as hedging instruments	$47	$27	$(4)	$3	$—
Note: These schedules are not intended to present at any given time our long/short position with respect to our derivative contracts.
1 Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss). For the 12 months following December 31, 2020, we estimate that $61 million will be reclassified from AOCI into interest income.
2 Adjustment to interest expense resulting from the amortization of the debt basis adjustment on fixed-rate debt previously hedged by terminated receive-fixed interest rate.
3The cumulative unamortized basis adjustment from previously terminated or redesignated fair value hedges as of December 31, 2020, is $12 million and $7 million of terminated fair value debt and asset hedges, respectively. The amortization of the cumulative unamortized basis adjustment from asset hedges is not shown in the schedules because it is not significant.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amount of derivative gains (losses) recognized from derivatives not designated in accounting hedges is as follows:

	Noninterest (Other) Income/(Expense)
(In millions)	2020	2019
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	$324	$146
Offsetting interest rate derivatives	(300)	(129)
Other interest rate derivatives	8	—
Foreign exchange derivatives	21	23
Total derivatives not designated as hedging instruments	$53	$40
The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented.

	Gain/(loss) recorded in income
	Twelve Months Ended December 31, 2020			Twelve Months Ended December 31, 2019
(In millions)	Derivatives [2]	Hedged items	Total income statement impact	Derivatives [2]	Hedged items	Total income statement impact
Debt: Receive-fixed interest rate swaps [1,2]	$63	$(63)	$—	$5	$(5)	$—
Assets: Pay-fixed interest rate swaps [1,2]	28	(28)	—	—	—	—
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

	Par value of hedged assets/(liabilities)		Carrying amount of the hedged assets/(liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities)
(In millions)	2020	2019	2020	2019	2020	2019
Long-term fixed-rate debt[1,2]	$(500)	$(1,500)	$(537)	$(1,510)	$(37)	$(10)
Fixed-rate AFS securities[1,2]	383	—	362	—	(21)	—
1 Carrying amounts displayed above exclude issuance and purchase discounts or premiums and unamortized issuance/acquisition costs.
2 The carrying amount of the hedged items shown above (long-term fixed-rate debt and fixed-rate AFS securities) excludes amounts related to terminated fair value hedges.
8.    LEASES
On January 1, 2019, we adopted ASU 2016-02, Leases (“Topic 842”), which, among other things, requires the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases. Upon adoption we elected to use the following optional exemptions that are permitted under Topic 842, which have been applied consistently:
•The optional transition method, and there was no impact to retained earnings from recognizing the appropriate amount of lease assets and liabilities on the balance sheet as of the adoption date of the standard. Prior period financial statements were not restated.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•The expedient package to not reassess (1) whether any existing or expired contracts are or contain leases, (2) lease classification for any existing or expired leases, and (3) initial direct costs for any existing leases.
•To not separate lease components from nonlease components for all classes of underlying assets for lessee or lessor transactions.
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
Lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of future payments. The lease ROU asset also incorporates any amortization incurred, including initial direct costs, and excludes lease incentives received. Our lease terms may include options to extend or terminate the lease, and the lease term incorporates these when it is reasonably certain that we will exercise these options. We enter into certain lease agreements with both lease and nonlease components, which are not separated out for lessees and lessors on a relative standalone basis.
We have operating and finance leases for branches, corporate offices, and data centers. Our equipment leases are not material. At December 31, 2020, we had 422 branches, of which 273 are owned and 149 are leased. We lease our headquarters in Salt Lake City, Utah, and other office or data centers are either owned or leased.
We may enter into certain lease arrangements with a term of 12 months or less, and we have elected to exclude these from capitalization. The length of our commitments for leases ranges from 2021 to 2063, some of which include options to extend or terminate the leases.
As of December 31, 2020, assets recorded under operating leases were $213 million, while assets recorded under finance leases were $4 million. We utilized a secured incremental borrowing rate based on the remaining term of the lease as of the effective date for the discount rate to determine our lease ROU assets and liabilities. The following schedule presents lease-related assets and liabilities, their weighted average remaining life, and the weighted average discount rate.

(Dollar amounts in millions)	December 31, 2020	December 31, 2019

Operating assets and liabilities
Operating right-of-use assets, net of amortization	$213	$218
Operating lease liabilities	240	246
Weighted average remaining lease term (years)
Operating leases	8.9	9.1
Finance leases	19.2	20.2
Weighted average discount rate
Operating leases	2.9%	3.2%
Finance leases	3.1%	3.1%
The components of lease expense are as follows:

	Year Ended December 31,
(In millions)	2020	2019

Operating lease costs	$49	$48
Variable lease costs	49	53
Total lease cost	$98	$101

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Supplemental cash flow information related to leases is as follows:

	Year Ended December 31,
(In millions)	2020	2019

Cash paid for amounts in the measurement of lease liabilities:
Operating cash disbursements from operating leases	$51	$50
ROU assets obtained in exchange for lease liabilities:

	Year Ended December 31,
(In millions)	2020	2019

New operating lease liabilities	$9	$10
New finance lease liabilities	—	6
Total	$9	$16
Maturities analysis for operating lease liabilities as of December 31, 2020 is as follows (contractual undiscounted lease payments):

(In millions)	Contractual lease payments

2021	$49
2022	46
2023	39
2024	30
2025	21
Thereafter	95
Total	$280
We enter into certain lease agreements where we are the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which we occupy portions of the building. Operating lease income was $12 million for both the years ending 2020 and 2019.
We also have a lending division that makes equipment leases, considered to be sales-type leases or direct financing leases, totaling $320 million and $334 million at December 31, 2020 and 2019, respectively. We use leasing of equipment as a venue for customers to access equipment without purchasing upfront. We recorded income of $13 million and $14 million for the years ending 2020 and 2019, respectively.
9.    PREMISES, EQUIPMENT AND SOFTWARE, NET
Premises, equipment and software, net are summarized as follows:

(In millions)	December 31,
	2020	2019
Land	$257	$235
Buildings	802	747
Furniture and equipment	420	442
Leasehold improvements	165	164
Software	581	507
Total [1]	2,225	2,095
Less accumulated depreciation and amortization	1,016	953
Net book value	$1,209	$1,142
1 Amounts include $213 million at December 31, 2020, and $105 million at December 31, 2019, of costs that have been capitalized but are not yet depreciating because the respective assets have not been placed in service.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
10.    GOODWILL AND OTHER INTANGIBLE ASSETS
Core deposit and other intangible assets and related accumulated amortization are as follows at December 31:

	Gross carrying amount		Accumulated amortization		Net carrying amount
(In millions)	2020	2019	2020	2019	2020	2019

Core deposit intangibles	$167	$167	$(167)	$(167)	$—	$—
Customer relationships and other intangibles	30	28	(28)	(28)	2	—
Total	$197	$195	$(195)	$(195)	$2	$—
Changes in the carrying amount of goodwill for operating segments with goodwill are as follows:

(In millions)	Zions Bank	CB&T	Amegy	Consolidated Bank

Balance at December 31, 2018	$20	$379	$615	$1,014
Impairment losses	—	—	—	—
Balance at December 31, 2019	20	379	615	1,014
Impairment losses	—	—	—	—
Balance at December 31, 2020	$20	$379	$615	$1,014
A bank-wide annual impairment test is conducted as of October 1 of each year and updated on a more frequent basis when events or circumstances indicate that impairment could have taken place. Results of the testing for 2020 and 2019 concluded that no impairment was present in any of the operating segments.
11.    DEPOSITS
At December 31, 2020, the scheduled maturities of all time deposits were as follows:

(In millions)	Amount
2021	$2,239
2022	189
2023	78
2024	42
2025	39
Thereafter	1
Total	$2,588
The contractual maturities of time deposits with a denomination of $100,000 and over were as follows:

(In millions)	December 31, 2020

Three months or less	$274
After three months through six months	204
After six months through twelve months	405
After twelve months	166
Total	$1,049
Nonbrokered time deposits in denominations that exceed the current FDIC insurance limit of $250,000 were $554 million and $885 million at December 31, 2020 and 2019, respectively. Nonbrokered time deposits at or under $250,000 were $2.0 billion and $1.6 billion at December 31, 2020 and 2019, respectively. Deposit overdrafts reclassified as loan balances were $9 million and $10 million at December 31, 2020 and 2019, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
12.    SHORT-TERM BORROWINGS
Selected information for FHLB advances and other short-term borrowings is as follows:

(Dollar amounts in millions)	2020	2019	2018
Federal Home Loan Bank advances
Average amount outstanding	$206	$3,149	$2,971
Average rate	1.11%	2.50%	2.01%
Highest month-end balance	$2,200	$4,950	$5,400
Year-end balance	—	1,000	4,500
Average rate on outstanding advances at year-end	—%	1.73%	2.61%
Other short-term borrowings, year-end balances
Federal funds purchased	$1,105	$472	$541
Security repurchase agreements	406	515	527
Securities sold, not yet purchased	61	66	85
Federal funds purchased and other short-term borrowings	$1,572	$2,053	$5,653
We may borrow from the FHLB under their lines of credit that are secured under blanket pledge arrangements. We maintained unencumbered collateral with carrying amounts adjusted for the types of collateral pledged, equal to at least 100% of the outstanding advances. At December 31, 2020, the amount available for FHLB advances was approximately $13.3 billion. We may also borrow from the Federal Reserve based on the amount of collateral pledged to a Federal Reserve Bank. At December 31, 2020, the amount available for Federal Reserve borrowings was approximately $3.8 billion.
Federal funds purchased and security repurchase agreements generally mature in less than 30 days. Our participation in security repurchase agreements is on an overnight or term basis (e.g., 30 or 60 days). We execute overnight repurchase agreements with sweep accounts in conjunction with a master repurchase agreement. When this occurs, securities under our control are pledged and interest is paid on the collected balance of the customers’ accounts. For the nonsweep overnight and term repurchase agreements, securities are transferred to the applicable counterparty. The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral. Of the total security repurchase agreements at December 31, 2020, $392 million were overnight and $14 million were term.
13.    LONG-TERM DEBT
Long-term debt is summarized as follows:

	December 31,
(In millions)	2020	2019

Subordinated notes	$619	$572
Senior notes	713	1,147
Finance lease obligations	4	4
Total	$1,336	$1,723
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount, unamortized debt issuance costs, and basis adjustments for interest rate swaps designated as fair value hedges. The change in the outstanding senior debt balance from December 31, 2019 to December 31, 2020 was primarily a result of the repurchase and retirement of senior notes that had adjustments to their carrying values from being in designated hedge relationships with interest rate swaps. During 2020, we repurchased and retired $219 million of senior notes with an interest rate of 3.50% and $210 million of senior notes with an interest rate of 3.35%.
During 2020, we terminated two receive-fixed interest rate swaps designated as hedges on senior notes, resulting in one outstanding receive-fixed interest rate swap designated as a hedge on a $500 million subordinated note with an interest rate of 3.25% at December 31, 2020. The outstanding swap constitutes a qualifying fair value hedging

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
relationship. The terminated interest rate swaps adjusted the carrying value of the debt and this adjustment will be amortized into earnings until the original maturity date (see the subsequent Senior Notes schedule). For more information on derivatives designated as qualifying hedges, see Note 7 - Derivative Instruments and Hedging Activities.
Subordinated Notes
Subordinated notes we issued consist of the following at December 31, 2020:

(Dollar amounts in millions)	Subordinated notes
Coupon rate	Balance	Par amount	Maturity

6.95%	$87	$88	September 2028
3.25%	532	500	October 2029
Total	$619	$588
The 6.95% subordinated notes are unsecured and interest is payable quarterly. The earliest possible redemption date on the 6.95% subordinated notes is September 15, 2023, after which the interest rate changes to an annual floating rate equal to 3mL+3.89%. The 3.25% subordinated notes are unsecured, interest is payable semi-annually, and the earliest possible redemption date is July 29, 2029.
Senior Notes
Senior notes we issued consist of the following at December 31, 2020:

(Dollar amounts in millions)	Senior notes
Coupon rate	Balance	Par amount	Maturity

4.50%	$132	$132	June 2023
3.50%	285	281	August 2021
3.35%	296	290	March 2022
Total	$713	$703
These notes are unsecured and interest is payable semi-annually. The notes were issued under a shelf registration filed with the Securities and Exchange Commission (“SEC”). The notes are not redeemable prior to maturity.
Maturities of Long-term Debt
Maturities of long-term debt are as follows for the years succeeding December 31, 2020:

(In millions)

2021	$282
2022	289
2023	132
2024	—
2025	—
Thereafter	585
Total	$1,288
These maturities do not include the basis adjustments for interest rate swaps designated as fair value hedges.
14.    SHAREHOLDERS’ EQUITY
Preferred Stock
We have 4.4 million authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share, or $25 per depositary share. Except for Series I and J, all preferred shares were issued in the form of depositary shares, with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. All preferred shares are registered with the SEC. In addition, Series A, G, and H preferred stock are listed and traded on the NASDAQ Global Select Market.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Redemption of the preferred stock is at our option after the expiration of any applicable redemption restrictions and the redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. Redemptions are subject to certain regulatory provisions and maintaining well-capitalized minimum requirements.
Preferred stock is summarized as follows:

			Shares at December 31, 2020
(Dollar amounts in millions)	Carrying value at December 31,		Authorized	Outstanding		Dividends payable	Earliest redemption date	Rate following earliest redemption date	Dividends payable after rate change
	2020	2019	(thousands)	(thousands)	Rate
								(when applicable)
Series A	$67	$67	140,000	66,139	> of 4.0% or 3mL+0.52%	Qtrly Mar, Jun, Sep, Dec	Dec 15, 2011
Series G	138	138	200,000	138,391	6.3%	Qtrly Mar, Jun, Sep, Dec	Mar 15, 2023	annual float-ing rate = 3mL+4.24%
Series H	126	126	126,221	126,221	5.75%	Qtrly Mar, Jun, Sep, Dec	Jun 15, 2019
Series I	99	99	300,893	98,555	5.8%	Semi-annually Jun, Dec	Jun 15, 2023	annual float-ing rate = 3mL+3.8%	Qtrly Mar, Jun, Sep, Dec
Series J	136	136	195,152	136,368	7.2%	Semi-annually Mar, Sep	Sep 15, 2023	annual float-ing rate = 3mL+4.44%	Qtrly Mar, Jun, Sep, Dec
Total	$566	$566
Common Stock
Our common stock is traded on the NASDAQ Global Select Market. As of December 31, 2020, there were 164.1 million shares of $0.001 par common stock outstanding. The balance of common stock and additional paid-in-capital was $2.7 billion at December 31, 2020, and decreased $49 million, or 2%, from December 31, 2019 as a result of Bank common stock repurchases.
We repurchased 1.7 million shares of common shares outstanding from publicly announced plans during 2020 with a fair value of $75 million at an average price of $45.02 per share. During 2019, we repurchased 23.5 million shares of common shares outstanding from publicly announced plans with a fair value of $1.1 billion at an average price of $46.80 per share.
Common Stock Warrants
On May 22, 2020, 29.2 million common stock warrants (NASDAQ: ZIONW) expired out-of-the-money. Each common stock warrant was convertible into 1.10 shares at an exercise price of $33.31.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Accumulated Other Comprehensive Income
Accumulated other comprehensive income improved to $325 million at December 31, 2020 from $43 million at December 31, 2019, primarily as a result of increases in the fair value of AFS securities due to changes in interest rates. Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
2020
Balance at December 31, 2019	$29	$28	$(14)	$43
Other comprehensive income (loss) before reclassifications, net of tax	229	77	(9)	297
Amounts reclassified from AOCI, net of tax	—	(36)	21	(15)
Other comprehensive income	229	41	12	282
Balance at December 31, 2020	$258	$69	$(2)	$325
Income tax expense included in other comprehensive income	$74	$13	$4	$91
2019
Balance at December 31, 2018	$(228)	$(1)	$(21)	$(250)
Other comprehensive income before reclassifications, net of tax	257	24	6	287
Amounts reclassified from AOCI, net of tax	—	5	1	6
Other comprehensive income	257	29	7	293
Balance at December 31, 2019	$29	$28	$(14)	$43
Income tax expense included in other comprehensive income	$84	$10	$2	$96

				Statement of Income (SI)
(In millions)	Amounts reclassified from AOCI [1]
Details about AOCI components	2020	2019	2018		Affected line item

Net unrealized gains (losses) on derivative instruments	$47	$(4)	$(4)	SI	Interest and fees on loans
Income tax expense (benefit)	11	(1)	(1)
	$36	$(3)	$(3)
Amortization of net actuarial loss	$(28)	$(2)	$(3)	SI	Other noninterest expense
Income tax benefit	(7)	(1)	(1)
	$(21)	$(1)	$(2)
1 Positive reclassification amounts indicate increases to earnings in the statement of income.
Deferred Compensation
Deferred compensation consists of invested assets, including our common stock, which are held in rabbi trusts for certain employees and directors. The cost of the common stock included in retained earnings was approximately $13 million at both December 31, 2020 and 2019. We consolidate the fair value trust invested assets along with the total obligations and include them in other assets and other liabilities in the balance sheet. At December 31, 2020 and 2019, total invested assets were approximately $120 million and $113 million and total obligations were approximately $133 million and $126 million, respectively.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Required capital levels are also subject to judgmental review by regulators.
In 2013, the FRB, FDIC, and the OCC published final rules (the “Basel III capital rules”) establishing a new comprehensive capital framework for U.S. banking organizations that implemented the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 framework, commonly referred to as Basel III, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III capital rules became effective for us on January 1, 2015 and were subject to phase-in periods for certain of their components. In November 2017, the FRB, FDIC and OCC published a final rule for nonadvanced approaches banks that extends the regulatory capital treatment applicable during 2017 under the regulatory capital rules for certain items. As a “nonadvanced approaches banking organization,” we made a one-time permanent election to exclude the effects of AOCI items included in capital as allowed under the Basel III capital rules. We met all capital adequacy requirements under the Basel III capital rules as of December 31, 2020.
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). “Well-capitalized” levels are also published as a guideline to evaluate capital positions. As of December 31, 2020, all our capital ratios exceeded the “well-capitalized” levels under the regulatory framework for prompt corrective action.
Dividends declared by us in any calendar year may not, without the approval of the appropriate federal regulators, exceed specified criteria. When determining dividends, we consider current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations.
Bank-run stress tests seek to comprehensively measure all risks to which the institution is exposed, including credit, liquidity, market, operating and other risks, the losses that could result from those risk exposures under adverse scenarios, and the institution’s resulting capital levels. These stress tests have both a qualitative and a quantitative component. The qualitative component evaluates the robustness of our risk identification, stress risk modeling, policies, capital planning, governance processes, and other components of a Capital Adequacy Process. The quantitative process subjects our balance sheet and other risk characteristics to stress testing by using our own models.
Our capital amounts and ratios at December 31, 2020 and 2019 under Basel III are as follows:

(Dollar amounts in millions)	December 31, 2020		To be well-capitalized
	Amount	Ratio	Amount	Ratio
Basel III Regulatory Capital Amounts and Ratios
Total capital (to risk-weighted assets)	$7,862	14.1%	$5,587	10.0%
Tier 1 capital (to risk-weighted assets)	6,579	11.8	4,469	8.0
Common equity tier 1 capital (to risk-weighted assets)	6,013	10.8	3,631	6.5
Tier 1 capital (to average assets)	6,579	8.3	3,944	5.0

	December 31, 2019		To be well-capitalized
(Dollar amounts in millions)	Amount	Ratio	Amount	Ratio
Basel III Regulatory Capital Amounts and Ratios
Total capital (to risk-weighted assets)	$7,411	13.2%	$5,604	10.0%
Tier 1 capital (to risk-weighted assets)	6,285	11.2	4,483	8.0
Common equity tier 1 capital (to risk-weighted assets)	5,719	10.2	3,643	6.5
Tier 1 capital (to average assets)	6,285	9.2	3,426	5.0
We are also subject to “capital conservation buffer” regulatory requirements. At December 31, 2020, the Basel III capital rules also require us to maintain a 2.5% “capital conservation buffer” designed to absorb losses during periods of economic stress, composed entirely of Common Equity Tier 1 (“CET1”), on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of at least 7.0%,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
(2) Tier 1 capital to risk-weighted assets of at least 8.5%, and (3) Total capital to risk-weighted assets of at least 10.5%. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. Our internal triggers and limits under actual conditions and baseline projections are more restrictive than the capital conservation buffer requirements.
A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. On March 27, 2020, the federal banking agencies issued an interim final rule that gives banking organizations that implement CECL before the end of 2020 the option to reduce for two years a portion of CECL’s adverse effect on regulatory capital. This is in addition to the three-year transition period already in place, resulting in an optional five-year transition. We adopted the provisions of this guidance beginning with the first quarter 2020 financial statements. As a result, we will delay recognizing the December 31, 2020 impact of the ACL on regulatory capital until after a two-year deferral period, which for us extends through December 31, 2021. Beginning on January 1, 2022, we will be required to phase in 25% of the previously deferred estimated capital impact of the ACL, with an additional 25% to be phased in at the beginning of each subsequent year until fully phased in by the first quarter of 2025. At December 31, 2020, the application of these provisions improved our CET1, Tier 1 risk-based and Total risk-based capital ratios by 10 bps each, and our Tier 1 leverage capital ratio by 6 bps.
The schedule below presents our actual capital ratios in comparison to minimum capital ratios and capital ratios in excess of minimum capital requirements plus minimum capital conservation buffer requirements.

	December 31, 2020
	Actual Capital Ratio	Minimum Capital Ratio	Capital Conservation Buffer Ratio	Capital Ratio in Excess of Minimum Capital Ratio plus Capital Conservation Buffer Requirement
Total capital (to risk-weighted assets)	14.1%	8.0%	2.5%	3.6%
Tier 1 capital (to risk-weighted assets)	11.8	6.0	2.5	3.3
Common equity tier 1 capital (to risk-weighted assets)	10.8	4.5	2.5	3.8

16.    COMMITMENTS, GUARANTEES, CONTINGENT LIABILITIES, AND RELATED PARTIES
Commitments and Guarantees
We use certain financial instruments, including derivative instruments, in the normal course of business to meet the financing needs of our customers, to reduce our own exposure to fluctuations in interest rates, and to make a market in U.S. government, agency, corporate, and municipal securities. These financial instruments involve, to varying degrees, elements of credit, liquidity, and interest rate risk in excess of the amounts recognized in the balance sheet. Derivative instruments are described in Notes 7 and 3.
Contractual amounts of the off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

	December 31,
(In millions)	2020	2019

Net unfunded commitments to extend credit [1]	$24,217	$23,099
Standby letters of credit:
Financial	531	631
Performance	167	192
Commercial letters of credit	34	5
Total unfunded lending commitments	$24,949	$23,927
1 Net of participations.
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
require the payment of a fee. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our initial credit evaluation of the counterparty. Types of collateral vary, but may include accounts receivable, inventory, property, plant and equipment, and income-producing properties.
While establishing commitments to extend credit creates credit risk, a significant portion of such commitments is expected to expire without being drawn upon. As of December 31, 2020, $7.7 billion of commitments expire in 2021. We use the same credit policies and procedures in making commitments to extend credit and conditional obligations as we do for on-balance sheet instruments. These policies and procedures include credit approvals, limits, and monitoring.
We issue standby and commercial letters of credit as conditional commitments generally to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include remaining commitments of $398 million expiring in 2021 and $300 million expiring thereafter through 2030. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. We generally hold marketable securities and cash equivalents as collateral when necessary. At December 31, 2020, we had recorded $6 million as a liability for these guarantees, which consisted of $4 million attributable to the RULC and $2 million of deferred commitment fees.
Certain mortgage loans sold have limited recourse provisions for periods ranging from three months to one year. The amount of losses resulting from the exercise of these provisions has not been significant.
The contractual or notional amount of financial instruments indicates a level of activity associated with a particular financial instrument class and is not a reflection of the actual level of risk. As of December 31, 2020 and 2019, the regulatory risk-weighted values assigned to all off-balance sheet financial instruments and derivative instruments described herein were $8.5 billion and $8.3 billion, respectively.
At December 31, 2020, we were not required to maintain any cash balances with the Federal Reserve Bank to meet minimum balance requirements in accordance with FRB regulations.
Contingent Liabilities and Legal Matters
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
As of December 31, 2020, we were subject to the following material litigation or governmental inquiries:
•a civil suit, JTS Communities, Inc. et. al v. CB&T, Jun Enkoji and Dawn Satow, brought against us in the Superior Court for Sacramento County, California in June 2017. In this case four investors in our former customer, International Manufacturing Group (“IMG”) seek to hold us liable for losses arising from their investments in that company, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. This case is in the discovery phase with dispositive motion practice having been completed. Trial is scheduled for the first quarter of 2021.
•a civil class action lawsuit, Evans v. CB&T, brought against us in the United States District Court for the Eastern District of California in May 2017. This case was filed on behalf of a class of up to 50 investors in IMG

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
and seeks to hold us liable for losses of class members arising from their investments in IMG, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. In December 2017, the District Court dismissed all claims against us. In January 2018, the plaintiff filed an appeal with the Court of Appeals for the Ninth Circuit. The appeal was heard in early April 2019 with the Court of Appeals reversing the trial court’s dismissal. This case is in the post-pleading phase and trial will not occur for a substantial period of time.
•two civil cases, Lifescan Inc. and Johnson & Johnson Health Care Services v. Jeffrey Smith, et. al., brought against us in the United States District Court for the District of New Jersey in December 2017, and Roche Diagnostics and Roche Diabetes Care Inc. v. Jeffrey C. Smith, et. al., brought against us in the United States District Court for the District of New Jersey in March 2019. In these cases, certain manufacturers and distributors of medical products seek to hold us liable for allegedly fraudulent practices of our borrower who filed for bankruptcy protection in 2017. The cases are in early phases, with initial motion practice and discovery underway in the Lifescan case. Trial has not been scheduled in either case.
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
During the third quarter of 2020, the plaintiffs in three civil class action lawsuits, Fahmia Inc. v Zions Bancorporation, et. al., ImpAcct LLC v. JPMorgan Chase, et. al., and Manoloff v. Bank of America, et. al., voluntarily agreed to dismiss their actions against us. These cases alleged that we wrongly failed to pay agents of borrowers receiving loans from us under the Government's Paycheck Protection Program fees that were allegedly owed to them under the program.
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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, described subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of December 31, 2020, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $35 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Related Party Transactions
We have no material related party transactions requiring disclosure. In the ordinary course of business, we extend credit to related parties, including executive officers, directors, principal shareholders, and their associates and related interests. These related party loans are made in compliance with applicable banking regulations.
17.    REVENUE RECOGNITION
Adoption of ASC Topic 606, “Revenue from Contracts with Customers”
On January 1, 2018, we adopted the accounting guidance in ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”) using the modified retrospective method applied to those contracts with customers for which the performance obligations were not completed as of January 1, 2018. Upon adoption, we elected to use the following optional exemptions that are permitted under the ASC 606, which have been applied consistently to all contracts within all reporting periods presented:
•We recognize the incremental cost of obtaining a contract as an expense, when incurred, if the amortization period of the asset that we would have recognized is one year or less.
•For performance obligations satisfied over time, if we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date, we will generally recognize revenue in the amount to which we have a right to invoice.
•We do not generally disclose information about our remaining performance obligations for those performance obligations that have an original expected duration of one year or less, or where we recognize revenue in the amount to which we have a right to invoice.
Revenue Recognition
We derive our revenue primarily from interest income on loans and securities, which was more than three-quarters of our revenue for 2020. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The following is a description of revenue from contracts with customers:
Commercial account fees
Commercial account fee income is comprised of account analysis fees, merchant fees, and payroll services income. Revenue is recognized as the services are rendered or upon completion of services.
Card fees
Our card fee income includes interchange income from credit and debit cards, net fees earned from processing card transactions for merchants, and automated teller machine (“ATM”) services. Card income is recognized as earned. Reward program costs are recorded when the rewards are earned by the customer and presented as a reduction to interchange income.

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
Loan-related fees and income
Loan-related fees and income consist of servicing and sales income on loan accounts as well as other miscellaneous loan-related fees. Service charges on loan accounts are recognized over the period in which the related service is provided, when the service is rendered, or upon completion of the service.
Capital markets and foreign exchange fees
Capital markets and foreign exchange fees primarily consist of mutual fund distribution fees, municipal advisory services, customer swap fees, loan syndication fees, and foreign exchange services provided to customers. Revenue is recognized as the services are rendered or upon completion of services.
Wealth management and trust fees
Wealth management and trust fees are primarily comprised of personal trust income and wealth management commissions, but also are made up of other products such as corporate trust income, portfolio services, and advisory services. Revenue is recognized as the services are rendered or upon completion of services. Financial planning and estate services typically have performance obligations that are greater than 12 months, although the amount of future performance obligations are not significant.
Other customer-related fees
Other customer-related fees consist of miscellaneous income streams, including claims and inventory management services for certain customers. Revenue is recognized as the services are rendered or upon completion of services.
Disaggregation of Revenue
We provide services across different geographic areas, primarily in 11 Western U.S. States, under banking operations that have their own individual brand names, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. The operating segment listed as “Other” includes certain nonbank financial services subsidiaries, centralized back-office functions, and eliminations of transactions between the segments. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents noninterest income and net revenue by operating segments:

	Zions Bank			Amegy			CB&T
(In millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018

Commercial account fees	$42	$41	$41	$37	$34	$34	$22	$23	$23
Card fees	49	51	50	24	28	29	14	16	15
Retail and business banking fees	21	23	24	15	17	16	11	13	14
Capital markets and foreign exchange fees	(1)	—	—	5	6	6	—	—	—
Wealth management and trust fees	23	17	16	16	12	10	8	4	4
Other customer-related fees	2	2	3	1	1	1	1	2	2
Total noninterest income from contracts with customers (ASC 606)	136	134	134	98	98	96	56	58	58
Other noninterest income (Non-ASC 606 customer related)	23	12	12	34	40	30	36	28	22
Total customer-related fees	159	146	146	132	138	126	92	86	80
Other noninterest income (noncustomer-related)	(1)	1	1	1	—	—	3	2	2
Total noninterest income	158	147	147	133	138	126	95	88	82
Other real estate owned income	—	3	1	—	—	—	1	—	—
Net interest income	650	688	662	485	489	485	512	512	508
Total income less interest expense	$808	$838	$810	$618	$627	$611	$608	$600	$590

	NBAZ			NSB			Vectra
(In millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018

Commercial account fees	$7	$7	$7	$8	$8	$9	$6	$6	$6
Card fees	9	11	11	10	12	12	5	6	6
Retail and business banking fees	8	8	9	9	11	10	4	5	4
Capital markets and foreign exchange fees	—	—	—	—	—	—	—	—	—
Wealth management and trust fees	3	2	2	3	3	3	4	2	2
Other customer-related fees	1	1	1	1	1	1	—	—	—
Total noninterest income from contracts with customers (ASC 606)	28	29	30	31	35	35	19	19	18
Other noninterest income (Non-ASC 606 customer related)	12	12	9	12	8	6	13	7	6
Total customer-related fees	40	41	39	43	43	41	32	26	24
Other noninterest income (noncustomer-related)	1	1	—	—	—	—	—	—	—
Total noninterest income	41	42	39	43	43	41	32	26	24
Other real estate owned income	—	—	—	—	1	—	—	—	—
Net interest income	216	223	216	146	148	142	135	135	130
Total income less interest expense	$257	$265	$255	$189	$192	$183	$167	$161	$154

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	TCBW			Other			Consolidated Bank
(In millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018

Commercial account fees	$1	$2	$2	$2	$—	$—	$125	$121	$122
Card fees	1	1	2	1	2	—	113	127	125
Retail and business banking fees	—	—	—	—	1	1	68	78	78
Capital markets and foreign exchange fees	—	—	—	8	7	6	12	13	12
Wealth management and trust fees	1	1	—	1	16	14	59	57	51
Other customer-related fees	—	—	—	19	11	16	25	18	24
Total noninterest income from contracts with customers (ASC 606)	3	4	4	31	37	37	402	414	412
Other noninterest income (Non-ASC 606 customer related)	2	1	1	15	3	10	147	111	96
Total customer-related fees	5	5	5	46	40	47	549	525	508
Other noninterest income (noncustomer-related)	—	—	—	21	33	41	25	37	44
Total noninterest income	5	5	5	67	73	88	574	562	552
Other real estate owned income	—	—	—	—	—	—	1	4	1
Net interest income	52	53	52	20	24	35	2,216	2,272	2,230
Total income less interest expense	$57	$58	$57	$87	$97	$123	$2,791	$2,838	$2,783
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in Other Assets. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically not significant.
18.    RETIREMENT PLANS
Defined Benefit Plans
Pension — In October 2018, we announced our intention to terminate our defined benefit pension plan, subject to obtaining necessary regulatory approval. We received an IRS letter of determination on March 31, 2020. Plan participants made elections for lump-sum distributions or annuity benefits. Lump-sum distributions were completed in May 2020, and the annuity purchase was completed in June 2020. As a result of the pension termination, we incurred $28 million of expense, which was recognized in Other noninterest expense.
Supplemental Retirement — These unfunded, nonqualified plans are for certain current and former employees. Each year, our contributions to these plans are made in amounts sufficient to meet benefit payments to plan participants.
Post-retirement Medical/Life — This unfunded health care and life insurance plan provides post-retirement medical benefits to certain former full-time employees who meet minimum age and service requirements. The plan also provides specified life insurance benefits to certain employees. The plan is contributory with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. Plan coverage is provided by self-funding or health maintenance organization options. Our contribution toward the retiree medical premium has been permanently frozen at an amount that does not increase in any future year. Retirees pay the difference between the full premium rates and our capped contribution. Because our contribution rate is capped, there is no effect on the post-retirement plan from assumed increases or decreases in health care cost trends. Each year, our contributions to the plan are made in amounts sufficient to meet the portion of the premiums that are our responsibility.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the change in benefit obligation, change in fair value of plan assets, and funded status, of the plans and amounts recognized in the balance sheet as of the measurement date of December 31:

	Pension		Supplemental Retirement		Post-retirement
(In millions)	2020	2019	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation at beginning of year	$140	$138	$8	$9	$1	$1
Interest cost	1	5	—	—	—	—
Actuarial loss	13	8	1	—	—	—
Annuity purchase	(97)	—	—	—	—	—
Benefits paid	(57)	(11)	(1)	(1)	—	—
Benefit obligation at end of year	—	140	8	8	1	1
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	171	157	—	—	—	—
Actual return on plan assets	4	25	—	—	—	—
Employer contributions	(21)	—	1	1	—	—
Annuity purchase	(97)	—	—	—	—	—
Benefits paid	(57)	(11)	(1)	(1)	—	—
Fair value of plan assets at end of year	—	171	—	—	—	—
Funded status	$—	$31	$(8)	$(8)	$(1)	$(1)
Amounts recognized in balance sheet:
Asset (liability) for pension/postretirement benefits	$—	$31	$(8)	$(8)	$(1)	$(1)
Accumulated other comprehensive income (loss)	—	(17)	(3)	(2)	—	—
The pension asset and the liability for supplemental retirement and post-retirement benefits are included in other assets and other liabilities, respectively, in the balance sheet. The accumulated benefit obligation is the same as the benefit obligation shown in the preceding schedule.
The following schedule presents the components of net periodic benefit cost (credit) for the plans:

	Pension			Supplemental Retirement			Post-retirement
(In millions)	2020	2019	2018	2020	2019	2018	2020	2019	2018

Interest cost	$1	$5	$6	$—	$—	$—	$—	$—	$—
Expected return on plan assets	(2)	(9)	(11)	—	—	—	—	—	—
Amortization of net actuarial loss	—	—	1	—	—	—	—	—	—
Settlement loss	28	1	1	—	—	—	—	—	—
Net periodic benefit cost	$27	$(3)	$(3)	$—	$—	$—	$—	$—	$—
Weighted average assumptions based on the pension plan are the same where applicable for each of the plans and are as follows:

	2020	2019	2018
Used to determine benefit obligation at year-end:
Discount rate	1.85%	3.20%	4.20%
Used to determine net periodic benefit cost for the years ended December 31:
Discount rate	NA	4.20	3.50
Expected long-term return on plan assets	NA	5.25	5.75
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
investments, the diversification of these investments, and the rebalancing strategies employed. An expected long-term rate of return is assumed for each asset class and an underlying inflation rate assumption is determined.
Benefit payments to the plans’ participants are estimated in the following schedule for the years succeeding December 31, 2020.

(In millions)	Supplemental Retirement	Post-retirement

2021	$2	$—
2022	1	—
2023	1	—
2024	1	—
2025	1	—
Years 2026 – 2030	2	—
We are obligated under supplemental retirement plans for certain current and former employees. Our liability for these plans was $5 million at both December 31, 2020 and 2019.
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
The following presents additional information as of December 31, 2019 for the pooled separate accounts and limited partnerships whose fair values under Levels 2 and 3 are based on NAV per share:

Investment	Unfunded commitments (in millions, approximately)	Redemption
		Frequency	Notice period

Pooled separate accounts	NA	Daily	< $1 million, 1 day >= $1 million, 3 days

The following reconciles the beginning and ending balances of assets measured at fair value on a recurring basis using Level 3 inputs:

	Guaranteed deposit account
	Year Ended December 31,
(In millions)	2020	2019

Balance at beginning of year	$5	$12
Purchases	151	4
Sales	(156)	(11)
Balance at end of year	$—	$5
Defined Contribution Plan
We offer a 401(k) and employee stock ownership plan under which employees select from several investment alternatives. Employees can contribute up to 80% of their earnings subject to the annual maximum allowed contribution. We match 100% of the first 3% of employee contributions and 50% of the next 3% of employee contributions. Matching contributions to participants, which were shares of our common stock purchased in the open market, amounted to $31 million, $33 million, and $29 million in 2020, 2019, and 2018 respectively.
The 401(k) plan also has a noncontributory profit-sharing feature which is discretionary and may range from 0% to 3.5% of eligible compensation based upon our return on average common equity for the year. The profit-sharing expense was $7 million, $16 million, and $17 million in 2020, 2019, and 2018, respectively. The profit-sharing contribution to participants consisted of shares of our common stock purchased in the open market.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
19.    SHARE-BASED COMPENSATION
We have a share-based compensation incentive plan which allows us to grant stock options, restricted stock, RSUs, and other awards to employees and nonemployee directors. Total shares authorized under the plan were 9,000,000 at December 31, 2020, of which 2,786,162 were available for future grants.
All share-based payments to employees, including grants of employee stock options, are recognized in the statement of income based on their grant date values. The value of an equity award is estimated on the grant date using a fair value-based model without regard to service or performance vesting conditions, but does consider post-vesting restrictions.
We classify all share-based awards as equity instruments. Compensation expense is included in salaries and employee benefits in the statement of income, with the corresponding increase included in additional paid-in capital. We account for forfeitures of share-based compensation awards as they occur. Substantially all awards of stock options, restricted stock, and RSUs have graded vesting that is recognized on a straight-line basis over the vesting period.
Compensation expense and the related tax benefit for all share-based awards were as follows:

(In millions)	2020	2019	2018

Compensation expense	$26	$27	$26
Reduction of income tax expense	8	11	14
We reduced share-based compensation expense by $1 million during 2020, 2019, and 2018, respectively, as a result of using a valuation model to estimate a liquidity discount on RSUs with post-vesting restrictions.
As of December 31, 2020, compensation expense not yet recognized for nonvested share-based awards was approximately $27 million, which is expected to be recognized over a weighted average period of 2.4 years.
Stock Options
Stock options granted to employees generally vest at the rate of one third each year and expire seven years after the date of grant. For all stock options granted in 2020, 2019, and 2018, we used the Black-Scholes option pricing model to estimate the grant date value of stock options in determining compensation expense. The following summarizes the weighted average value at grant date and the significant assumptions used in applying the Black-Scholes model for options granted:

	2020	2019	2018
Weighted average value for options granted	$8.18	$10.30	$12.64
Weighted average assumptions used:
Expected dividend yield	3.0%	2.5%	2.0%
Expected volatility	27.0%	26.0%	27.5%
Risk-free interest rate	1.38%	2.52%	2.62%
Expected life (in years)	5.0	5.0	5.0
The assumptions for expected dividend yield, expected volatility, and expected life reflect management’s judgment and include consideration of historical experience. Expected volatility is based in part on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following summarizes our stock option activity for the three years ended December 31, 2020:

	Number of shares	Weighted average exercise price

Balance at December 31, 2017	2,560,571	$27.06
Granted	194,001	55.13
Exercised	(729,346)	26.79
Expired	(2,000)	25.74
Forfeited	(18,628)	31.11
Balance at December 31, 2018	2,004,598	29.85
Granted	256,818	50.80
Exercised	(569,808)	24.61
Expired	(4,330)	22.37
Forfeited	(10,500)	43.13
Balance at December 31, 2019	1,676,778	34.77
Granted	320,913	45.61
Exercised	(285,954)	26.48
Expired	(22,685)	30.17
Forfeited	(5,395)	51.34
Balance at December 31, 2020	1,683,657	38.26
Outstanding stock options exercisable as of:
December 31, 2020	1,137,596	$33.42
December 31, 2019	1,239,821	28.95
December 31, 2018	1,448,244	26.68
We issue new authorized common shares for the exercise of stock options. The total intrinsic value of stock options exercised was approximately $3 million in 2020, $13 million in 2019, and $20 million in 2018. Cash received from the exercise of stock options was $7 million in 2020, $13 million in 2019, and $18 million in 2018.
Additional selected information on stock options at December 31, 2020 follows:

	Outstanding stock options				Exercisable stock options
Exercise price range	Number of shares	Weighted average exercise price		Weighted average remaining contractual life (years)	Number of shares	Weighted average exercise price

$4.15 to $19.99	10,867	$6.22	[1]		10,867	$6.22
$20.00 to $24.99	276,809	21.03		2.1	276,809	21.03
$25.00 to $29.99	450,709	28.53		1.1	450,031	28.53
$30.00 to $39.99	22,225	30.10		0.4	22,225	30.10
$40.00 to $44.99	173,351	44.10		3.0	171,290	44.12
$45.00 to $49.99	318,954	45.65		6.1	—	—
$50.00 to $55.68	430,742	52.90		4.5	206,374	53.58
	1,683,657	38.26	[1]	3.3	1,137,596	33.42
1 The weighted average remaining contractual life excludes 10,867 stock options without a fixed expiration date that were assumed with the Amegy acquisition. They expire between the date of termination and one year from the date of termination, depending upon certain circumstances.
The aggregate intrinsic value of outstanding and exercisable stock options at December 31, 2020 and 2019 was $14 million and $29 million, respectively. For exercisable options, the weighted average remaining contractual life was 2.2 years and 2.4 years at December 31, 2020 and 2019, respectively, excluding the stock options previously noted without a fixed expiration date. At December 31, 2020, 546,061 stock options with a weighted average exercise price of $48.34, a weighted average remaining life of 5.5 years, and an aggregate intrinsic value of $12 thousand, were expected to vest.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
During 2020, 2019, and 2018, we granted 28,992, 19,116, and 14,796 RSUs, respectively, to nonemployee directors. The RSUs vested immediately upon grant.
The following summarizes our restricted stock activity for the three years ended December 31, 2020:

	Number of shares	Weighted average fair value

Nonvested restricted shares at December 31, 2017	38,978	$25.91
Issued	21,634	42.90
Vested	(14,836)	26.27
Forfeited	(90)	55.68
Nonvested restricted shares at December 31, 2018	45,686	33.78
Issued	24,994	42.83
Vested	(20,223)	30.69
Nonvested restricted shares at December 31, 2019	50,457	39.50
Issued	27,798	45.65
Vested	(20,859)	34.77
Nonvested restricted shares at December 31, 2020	57,396	44.20
The following summarizes our RSU activity for the three years ended December 31, 2020:

	Number of restricted stock units	Weighted average fair value

Restricted stock units at December 31, 2017	1,709,813	$30.08
Granted	461,305	53.17
Vested	(699,920)	29.56
Forfeited	(70,499)	35.95
Restricted stock units at December 31, 2018	1,400,699	37.65
Granted	536,489	47.85
Vested	(614,968)	33.74
Forfeited	(28,150)	44.69
Restricted stock units at December 31, 2019	1,294,070	43.59
Granted	586,302	42.75
Vested	(593,375)	37.56
Forfeited	(44,676)	47.78
Restricted stock units at December 31, 2020	1,242,321	46.31
The total value at grant date of restricted stock and RSUs vested during the year was $23 million in 2020, and $21 million in both 2019 and 2018. At December 31, 2020, 57,396 shares of restricted stock and 812,947 RSUs were expected to vest with an aggregate intrinsic value of $2 million and $35 million, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
20.    INCOME TAXES
Income tax expense is summarized as follows:

(In millions)	2020	2019	2018
Federal:
Current	$153	$195	$210
Deferred	(47)	(1)	(1)
Total Federal	106	194	209
State:
Current	38	44	49
Deferred	(11)	(1)	1
Total State	27	43	50
Total	$133	$237	$259
Income tax expense computed at the statutory federal income tax rate of 21% reconciles to actual income tax expense as follows:

(In millions)	2020	2019	2018

Income tax expense at statutory federal rate	$141	$221	$240
State income taxes including credits, net	21	34	40
Other nondeductible expenses	8	13	15
Nontaxable income	(32)	(28)	(24)
Share-based compensation	(1)	(4)	(7)
Tax credits and other taxes	(4)	1	(5)
Total	$133	$237	$259
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (“DTA”) and deferred tax liabilities (“DTL”) are presented below:

(In millions)	December 31,
	2020	2019
Gross deferred tax assets:
Book loan loss deduction in excess of tax	$205	$137
Pension and postretirement	1	5
Deferred compensation	71	72
Lease liabilities	59	61
Other	24	35
Total deferred tax assets before valuation allowance	360	310
Valuation allowance	—	—
Total deferred tax assets	360	310
Gross deferred tax liabilities:
Premises and equipment, due to differences in depreciation	(81)	(66)
Federal Home Loan Bank stock dividends	(2)	(2)
Leasing operations	(55)	(52)
Prepaid expenses	(6)	(6)
Prepaid pension reserves	(6)	(12)
Mortgage servicing	(8)	(7)
Security investments and derivative fair value adjustments	(102)	(17)
Deferred loan fees	(32)	(30)
ROU assets	(53)	(55)
Equity investments	(18)	(26)
Total deferred tax liabilities	(363)	(273)
Net deferred tax assets (liabilities)	$(3)	$37

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amount of the net DTL is included with other liabilities, and the amount of the net DTA is included with other assets in the balance sheet. There is no valuation allowance at December 31, 2020 or December 31, 2019. At December 31, 2020, the tax effect of remaining net operating loss and tax credit carryforward was less than $1 million, expiring through 2030.
We evaluate DTAs on a regular basis to determine whether a valuation allowance is required. In conducting this evaluation, we have considered all available evidence, both positive and negative, based on the more likely than not criteria that such assets will be realized. This evaluation includes, but is not limited to: (1) available carryback potential to prior tax years; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with DTAs; (3) potential tax planning strategies; and (4) future projected taxable income. Based on this evaluation, and considering the weight of the positive evidence compared to the negative evidence, we have concluded that a valuation allowance is not required as of December 31, 2020.
We have a liability for unrecognized tax benefits relating to uncertain tax positions for tax credits on technology initiatives. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

(In millions)	2020	2019	2018

Balance at beginning of year	$14	$8	$6
Tax positions related to current year:
Additions	2	2	1
Reductions	—	—	—
Tax positions related to prior years:
Additions	—	4	1
Reductions	(5)	—	—
Settlements with taxing authorities	—	—	—
Lapses in statutes of limitations	—	—	—
Balance at end of year	$11	$14	$8
At both December 31, 2020 and 2019, the liability for unrecognized tax benefits included approximately $10 million (net of the federal tax benefit on state issues) that, if recognized, would affect the effective tax rate. The amount of gross unrecognized tax benefits related to tax credits on technology initiatives that may increase or decrease during the 12 months subsequent to December 31, 2020, is dependent on the timing and outcome of various federal and state examinations that are ongoing.
Interest and penalties related to unrecognized tax benefits are included in income tax expense in the statement of income. At both December 31, 2020 and 2019, accrued interest and penalties recognized in the balance sheet, net of any federal and state tax benefits, were $1 million.
We file income tax returns in U.S. federal and various state jurisdictions. We are no longer subject to income tax examinations for years prior to 2013 for federal and for certain state returns.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
21.    NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

(In millions, except shares and per share amounts)	2020	2019	2018

Basic:
Net income	$539	$816	$884
Less common and preferred dividends	259	260	236
Undistributed earnings	280	556	648
Less undistributed earnings applicable to nonvested shares	2	4	5
Undistributed earnings applicable to common shares	278	552	643
Distributed earnings applicable to common shares	223	224	200
Total earnings applicable to common shares	$501	$776	$843
Weighted average common shares outstanding (in thousands)	163,737	175,984	193,589
Net earnings per common share	$3.06	$4.41	$4.36
Diluted:
Total earnings applicable to common shares	$501	$776	$843
Weighted average common shares outstanding (in thousands)	163,737	175,984	193,589
Dilutive effect of common stock warrants (in thousands)	1,641	9,926	11,959
Dilutive effect of stock options (in thousands)	235	594	953
Weighted average diluted common shares outstanding (in thousands)	165,613	186,504	206,501
Net earnings per common share	$3.02	$4.16	$4.08
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share.

(In thousands)	2020	2019	2018

Restricted stock and restricted stock units	$1,338	$1,390	$1,602
Stock options	889	460	151

22.    OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographic area. Our banking operations are managed under their own individual brand names, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. Performance assessment and resource allocation are based upon this geographic structure. The operating segment identified as “Other” includes certain nonbank financial service subsidiaries, centralized back-office functions, and eliminations of transactions between segments.
We allocate the cost of centrally provided services to the business segments based upon estimated or actual usage of those services. We also allocate capital based on the risk-weighted assets held at each business segment. We use an internal FTP allocation process to report results of operations for business segments. This process is continually refined. In the third quarter of 2019, we made changes to the FTP process to more accurately reflect the cost of funds for loans. Additionally, in the third quarter of 2020, we allocated the net interest income associated with our Treasury department to the affiliates. Historically, this amount was presented in the “Other” segment. Prior period amounts have been revised to reflect the impact of these changes had they been instituted for the periods presented. Total average loans and deposits presented for the banking segments include insignificant intercompany amounts between banking segments and may also include deposits with the “Other” segment.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
As of December 31, 2020, our banking business is conducted through seven locally managed and branded segments in distinct geographic areas. Zions Bank operates 95 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. CB&T operates 85 branches in California. Amegy operates 76 branches in Texas. NBAZ operates 56 branches in Arizona. NSB operates 46 branches in Nevada. Vectra operates 34 branches in Colorado and one branch in New Mexico. TCBW operates two branches in Washington and one branch in Oregon.
The accounting policies of the individual operating segments are the same as those of the Bank. Transactions between operating segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.
The following schedule does not present total assets or income tax expense for each operating segment, but instead presents average loans, average deposits and income before income taxes because these are the metrics that management uses when evaluating performance and making decisions pertaining to the operating segments. The condensed statement of income identifies the components of income and expense which affect the operating amounts presented in the “Other” segment.
The following schedule presents selected operating segment information:

(In millions)	Zions Bank			Amegy			CB&T
	2020	2019	2018	2020	2019	2018	2020	2019	2018
SELECTED INCOME STATEMENT DATA
Net interest income	$650	$688	$662	$485	$489	$485	$512	$512	$508
Provision for credit losses	67	18	8	111	9	(80)	120	7	15
Net interest income after provision for credit losses	583	670	654	374	480	565	392	505	493
Noninterest income	158	147	147	133	138	126	95	88	82
Noninterest expense	446	471	460	329	344	344	305	316	308
Income before income taxes	$295	$346	$341	$178	$274	$347	$182	$277	$267
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$13,845	$13,109	$12,643	$13,114	$12,235	$11,358	$12,366	$10,763	$10,033
Total average deposits	18,370	15,561	15,149	12,970	11,627	11,160	13,763	11,522	11,268

(In millions)	NBAZ			NSB			Vectra
	2020	2019	2018	2020	2019	2018	2020	2019	2018
SELECTED INCOME STATEMENT DATA
Net interest income	$216	$223	$216	$146	$148	$142	$135	$135	$130
Provision for credit losses	35	2	8	37	(1)	1	34	3	6
Net interest income after provision for credit losses	181	221	208	109	149	141	101	132	124
Noninterest income	41	42	39	43	43	41	32	26	24
Noninterest expense	147	156	152	141	145	143	109	108	105
Income before income taxes	$75	$107	$95	$11	$47	$39	$24	$50	$43
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,099	$4,774	$4,608	$3,102	$2,630	$2,394	$3,401	$3,109	$2,924
Total average deposits	5,771	5,002	4,931	5,427	4,512	4,286	3,637	2,853	2,761

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	TCBW			Other			Consolidated Bank
	2020	2019	2018	2020	2019	2018	2020	2019	2018
SELECTED INCOME STATEMENT DATA
Net interest income	$52	$53	$52	$20	$24	$35	$2,216	$2,272	$2,230
Provision for credit losses	7	(1)	2	3	2	—	414	39	(40)
Net interest income after provision for credit losses	45	54	50	17	22	35	1,802	2,233	2,270
Noninterest income	5	5	5	67	73	88	574	562	552
Noninterest expense	22	22	22	205	180	145	1,704	1,742	1,679
Income (loss) before income taxes	$28	$37	$33	$(121)	$(85)	$(22)	$672	$1,053	$1,143
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,460	$1,194	$1,118	$629	$451	$347	$53,016	$48,265	$45,425
Total average deposits	1,256	1,094	1,092	2,495	2,910	2,536	63,689	55,081	53,183

23.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Financial information by quarter for 2020 and 2019 is shown below. Certain prior period amounts have been reclassified to conform with the current year presentation. These reclassifications did not affect net income. See related discussion in Note 1.

(In millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2020
Gross interest income	$571	$581	$595	$622
Net interest income	550	555	563	548
Provision for credit losses	(67)	55	168	258
Noninterest income	166	157	117	134
Noninterest expense	424	442	430	408
Income before income taxes	359	215	82	16
Net income	284	175	66	14
Preferred stock dividends	(9)	(8)	(9)	(8)
Net earnings applicable to common shareholders	275	167	57	6
Net earnings per common share:
Basic	1.66	1.01	0.34	0.04
Diluted	1.66	1.01	0.34	0.04
2019
Gross interest income	$647	$677	$684	$675
Net interest income	559	567	569	576
Provision for credit losses	4	10	21	4
Noninterest income	152	146	132	132
Noninterest expense	472	415	424	430
Income before income taxes	235	288	256	274
Net income	183	222	198	213
Preferred stock dividends	(9)	(8)	(9)	(8)
Net earnings applicable to common shareholders	174	214	189	205
Net earnings per common share:
Basic	1.03	1.23	1.05	1.10
Diluted	0.97	1.17	0.99	1.04

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 9A.    CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020. There were no changes in our internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Report on Management’s Assessment of Internal Control over Financial Reporting” included in Item 8 on page 82 for management’s report on the adequacy of internal control over financial reporting. Also see “Report on Internal Control over Financial Reporting” issued by Ernst & Young LLP included in Item 8 on page 84.
ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from our Proxy Statement to be subsequently filed.
ITEM 11.    EXECUTIVE COMPENSATION
Incorporated by reference from our Proxy Statement to be subsequently filed.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN INFORMATION
The following schedule provides information as of December 31, 2020 with respect to the shares of our common stock that may be issued under existing equity compensation plans.

	(a)	(b)	(c)
Plan category [1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plan approved by security holders:

Zions Bancorporation, N.A. 2015 Omnibus Incentive Plan	1,499,553	$39.58	2,786,162
1 Column (a) excludes 57,396 shares of unvested restricted stock, 1,242,321 RSUs (each unit representing the right to one share of common stock), and 173,237 shares of common stock issuable upon the exercise of stock options, with a weighted average exercise price of $28.78, granted under the prior plan. The schedule also excludes 10,867 shares of common stock issuable upon the exercise of stock options, with a weighted average exercise price of $6.22, granted under plans assumed in mergers that are outstanding.
Other information required by Item 12 is incorporated by reference from our Proxy Statement to be subsequently filed.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Proxy Statement to be subsequently filed.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference from our Proxy Statement to be subsequently filed.
PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a.(1) Financial statements — The following consolidated financial statements of Zions Bancorporation, N.A. and subsidiaries are filed as part of this Form 10-K under Item 8, Financial Statements and Supplementary Data:
Consolidated balance sheets — December 31, 2020 and 2019
Consolidated statements of income — Years ended December 31, 2020, 2019 and 2018
Consolidated statements of comprehensive income — Years ended December 31, 2020, 2019 and 2018
Consolidated statements of changes in shareholders’ equity — Years ended December 31, 2020, 2019 and 2018
Consolidated statements of cash flows — Years ended December 31, 2020, 2019 and 2018
Notes to consolidated financial statements — December 31, 2020
(2) Financial statement schedules — All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and have therefore been omitted.
(3) List of Exhibits:

Exhibit Number	Description

2.1	Amended and Restated Agreement and Plan of Merger, dated as of July 10, 2018, by and between Zions Bancorporation and ZB, National Association, incorporated by reference to Exhibit 2.1 of Form 8-K filed on October 2, 2018.	*

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

4.1	Senior Debt Indenture dated September 10, 2002 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, with respect to senior debt securities of Zions Bancorporation, incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended December 31, 2017.	*

4.2	First Supplemental Indenture dated April 21, 2014 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 of Form 10-K for the year ended December 31, 2019.	*

4.3	Second Supplemental Indenture, dated as of September 30, 2018, by and among The Bank of New York Mellon Trust Company, N.A., as Trustee, ZB, National Association and Zions Bancorporation, incorporated by reference to Exhibit 4.1 of Form 8-K filed on October 2, 2018.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

4.4	Subordinated Debt Indenture dated September 10, 2002 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, with respect to subordinated debt securities of Zions Bancorporation, incorporated by reference to Exhibit 4.2 of Form 10-K for the year ended December 31, 2017.	*

4.5	Supplemental Indenture dated June 30, 2009 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.5 of Form 10-K for the year ended December 31, 2018.	*

4.6	Second Supplemental Indenture dated November 5, 2013 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.6 of Form 10-K for the year ended December 31, 2018.	*

4.7	Third Supplemental Indenture dated April 21, 2014 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.7 of Form 10-K for the year ended December 31, 2019.	*

4.8	Fourth Supplemental Indenture, dated as of September 30, 2018, by and among The Bank of New York Mellon Trust Company, N.A., as Trustee, ZB, National Association and Zions Bancorporation, incorporated by reference to Exhibit 4.2 of Form 8-K filed on October 2, 2018.	*

4.9	Junior Subordinated Indenture dated August 21, 2002 between Zions Bancorporation and The Bank of New York Mellon Trust Company, N.A. as successor to J.P. Morgan Trust Company, N.A., as trustee, with respect to junior subordinated debentures of Zions Bancorporation, incorporated by reference to Exhibit 4.3 of Form 10-K for the year ended December 31, 2017.	*

4.10	Description of Securities of Zions Bancorporation, National Association, as of December 31, 2020 (filed herewith).

10.1	Zions Bancorporation 2017-2019 Value Sharing Plan, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2017.	*

10.2	Zions Bancorporation 2018-2020 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2018.	*

10.3	Zions Bancorporation 2017 Management Incentive Compensation Plan, incorporated by reference to Appendix I of our Proxy Statement dated April 14, 2016.	*

10.4	Zions Bancorporation Third Restated and Revised Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2018.	*

10.5	Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2018.	*

10.6	Amendment to the Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2015.	*

10.7	Amegy Bancorporation, Inc. Fifth Amended and Restated Non-Employee Directors Deferred Fee Plan (Frozen upon merger with Zions Bancorporation in 2005), incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2018.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

10.8	Zions Bancorporation Executive Management Pension Plan (filed herewith).

10.9	Zions Bancorporation First Restated Excess Benefit Plan (filed herewith).

10.10	Amegy Bancorporation 2004 (formerly Southwest Bancorporation of Texas, Inc.) Omnibus Incentive Plan, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2015.	*

10.11	Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB effective October 1, 2002, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2018.	*

10.12	Amendment to the Trust Agreement Establishing the Zions Bancorporation Deferred Compensation Plans Trust, effective September 1, 2006, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2018.	*

10.13	Amendment to the Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB substituting Prudential Bank & Trust, FSB as the trustee, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2016.	*

10.14	Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 1, 2006, incorporated by reference to Exhibit 10.15 of Form 10-K for the year ended December 31, 2018.	*

10.15	Revised schedule C to Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 13, 2006, incorporated by reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 2018.	*

10.16	Third Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, dated June 13, 2012, incorporated by reference to Exhibit 10.17 of Form 10-K for the year ended December 31, 2017.	*

10.17	Fifth Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2018.	*

10.18	Sixth Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, dated August 17, 2015, (filed herewith).

10.19	Seventh Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, effective September 30, 2018, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2018.	*

10.20	Second Amendment to the Zions Bancorporation Pension Plan, dated July 17, 2017, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2017.	*

10.21	Third Amendment to the Zions Bancorporation Pension Plan, dated October 30, 2017, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2018.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

10.22	Sixth Amendment to the Zions Bancorporation Pension Plan, dated June 25, 2020, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2020.	*

10.23	Zions Bancorporation Restated Pension Plan effective January 1, 2009, including amendments adopted through December 31, 2013, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2018.	*

10.24	First Amendment to the Zions Bancorporation Restated Pension Plan, effective October 1, 2018, dated October 29, 2018, incorporated by reference to Exhibit 10.24 of Form 10-K for the year ended December 31, 2018.	*

10.25	Second Amendment to the Zions Bancorporation Restated Pension Plan, effective December 31, 2018, dated December 31, 2018, incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 2018.	*

10.26	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, Restated and Amended effective January 31, 2007, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2018.	*

10.27	Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 31, 2018, effective January 1, 2019, incorporated by reference to Exhibit 10.27 of Form 10-K for the year ended December 31, 2018.	*

10.28	Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated June 27, 2019, effective September 30, 2018, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2019.	*

10.29	Fourth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated September 11, 2020, effective January 1, 2020, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2020.	*

10.30	Fifth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated September 11, 2020, effective January 1, 2020, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2020.	*

10.31	Sixth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated September 11, 2020, effective October 1, 2020, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2020.	*

10.32	Seventh Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 23, 2020, effective January 1, 2021 (filed herewith).

10.33	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated July 3, 2006, incorporated by reference to Exhibit 10.28 of Form 10-K for the year ended December 31, 2018.	*

10.34	First Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 5, 2010, incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 2015.	*

10.35	Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 5, 2010, incorporated by reference to Exhibit 10.26 of Form 10-K for the year ended December 31, 2015.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

10.36	Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 30, 2010, incorporated by reference to Exhibit 10.27 of
	Form 10-K for the year ended December 31, 2015.	*

10.37	Fourth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated October 1, 2014, (filed herewith).

10.38	Fifth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated October 1, 2014, (filed herewith).

10.39	Sixth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated August 17, 2015, (filed herewith).

10.40	Seventh Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 27, 2016, incorporated by reference to Exhibit 10.31 of
	Form 10-K for the year ended December 31, 2016.	*

10.41	Eighth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, effective September 30, 2018, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2018.	*

10.42	Zions Bancorporation 2015 Omnibus Incentive Plan, (filed herewith).

10.43	Form of Restricted Stock Award Agreement subject to holding requirement, Zions Bancorporation 2015 Omnibus Incentive Plan, (filed herewith).

10.44	Form of Standard Restricted Stock Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, (filed herewith).

10.45	Form of Standard Restricted Stock Unit Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, (filed herewith).

10.46	Form of Restricted Stock Unit Agreement subject to holding requirement, Zions Bancorporation 2015 Omnibus Incentive Plan, (filed herewith).

10.47	Form of Standard Stock Option Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, (filed herewith).

10.48	Form of Standard Directors Stock Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, (filed herewith).

10.49	Form of Change in Control Agreement between the Bank and Certain Executive Officers (filed herewith).

10.50	Form of Change in Control Agreement between the Bank and Dallas E. Haun, dated May 23, 2008 (filed herewith).

21	List of Subsidiaries of Zions Bancorporation, National Association (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in inline XBRL: (i) the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019, (ii) the Consolidated Statements of Income for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from this Annual Report on Form 10-K, formatted as Inline XBRL.
* Incorporated by reference
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt are not filed. We agree to furnish a copy thereof to the Securities and Exchange Commission and the Office of the Comptroller of the Currency upon request.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 25, 2021    ZIONS BANCORPORATION, NATIONAL ASSOCIATION

By	/s/ Harris H. Simmons
HARRIS H. SIMMONS, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
February 25, 2021

/s/ Harris H. Simmons	/s/ Paul E. Burdiss
HARRIS H. SIMMONS, Director, Chairman and Chief Executive Officer (Principal Executive Officer)	PAUL E. BURDISS, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Alexander J. Hume	/s/ Gary L. Crittenden
ALEXANDER J. HUME, Controller (Principal Accounting Officer)	GARY L. CRITTENDEN, Director

/s/ Suren K. Gupta	/s/ J. David Heaney
SUREN K. GUPTA, Director	J. DAVID HEANEY, Director

/s/ Claire A. Huang	/s/ Vivian S. Lee
CLAIRE A. HUANG, Director	VIVIAN S. LEE, Director

/s/ Scott J. McLean	/s/ Edward F. Murphy
SCOTT J. MCLEAN, Director	EDWARD F. MURPHY, Director

/s/ Stephen D. Quinn	/s/ Aaron B. Skonnard
STEPHEN D. QUINN, Director	AARON B. SKONNARD, Director

/s/ Barbara A. Yastine
BARBARA A. YASTINE, Director