Form 10-Q
period 2021-03-31
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2021-05-06
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
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
Number of common shares outstanding at April 22, 2021                        163,815,613 shares

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
GLOSSARY OF ACRONYMS

ACL	Allowance for Credit Losses	HTM	Held-to-Maturity
AFS	Available-for-Sale	IMG	International Manufacturing Group
ALCO	Asset/Liability Committee	IOSCO	International Organization of Securities Commissions
ALLL	Allowance for Loan and Lease Losses	IPO	Initial Public Offering
ALM	Asset Liability Management	LIBOR	London Interbank Offered Rate
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	MD&A	Management’s Discussion and Analysis
AOCI	Accumulated Other Comprehensive Income	Municipalities	State and Local Governments
ASC	Accounting Standards Codification	NASDAQ	National Association of Securities Dealers Automated Quotations
ASU	Accounting Standards Update	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
bps	basis points	NIM	Net Interest Margin
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
CECL	Current Expected Credit Loss	OCI	Other Comprehensive Income
CET1	Common Equity Tier 1 (Basel III)	OREO	Other Real Estate Owned
CFPB	Consumer Financial Protection Bureau	PEI	Private Equity Investment
CLTV	Combined Loan-to-Value Ratio	PPNR	Pre-provision Net Revenue
COSO	Committee of Sponsoring Organizations of the Treadway Commission	PPP	Paycheck Protection Program
CRE	Commercial Real Estate	PPPLF	Payroll Protection Program Liquidity Facility
CVA	Credit Valuation Adjustment	ROC	Risk Oversight Committee
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	ROU	Right-of-Use
DTA	Deferred Tax Asset	RULC	Reserve for Unfunded Lending Commitments
DTL	Deferred Tax Liability	S&P	Standard and Poor's
EaR	Earnings at Risk	SBA	Small Business Administration
ERM	Enterprise Risk Management	SBIC	Small Business Investment Company
EVE	Economic Value of Equity at Risk	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
FCA	Financial Conduct Authority	TDR	Troubled Debt Restructuring
FDIC	Federal Deposit Insurance Corporation	Tier 1	Common Equity Tier 1 (Basel III) and Additional Tier 1 Capital
FDICIA	Federal Deposit Insurance Corporation Improvement Act	U.S.	United States
FHLB	Federal Home Loan Bank	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
FTP	Funds Transfer Pricing	Zions Bancorporation, N.A.	Zions Bancorporation, National Association
GAAP	Generally Accepted Accounting Principles	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association
HECL	Home Equity Credit Line

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
PART I.    FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
This quarterly report on Form 10-Q includes “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and assumptions regarding future events or determinations, all of which are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, market trends, industry results or regulatory outcomes to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements include, among others:
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
These forward-looking statements are not guarantees of future performance, nor should they be relied upon as representing management’s views as of any subsequent date. Actual results and outcomes may differ materially from those presented, either expressed or implied, due to various factors including, but not limited to, those presented in Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors in our 2020 Form 10-K.
Although there can be no assurance that any list of risks and uncertainties is complete, important factors that may cause such material differences include changes in general economic, regulatory, and industry conditions; changes and uncertainties in fiscal, monetary, regulatory, trade and tax policies and legislative and regulatory changes, including the broad changes that often occur as a result of a new presidential administration; changes in interest rates and uncertainty regarding the transition away from the London Interbank Offered Rate (“LIBOR”) toward other alternative reference rates; the quality and composition of our loan and securities portfolios; competitive pressures and other factors that may affect aspects of our business, such as pricing and demand for our products and services; our ability to execute our strategic plans, manage our risks, and achieve our business objectives; our ability to develop and maintain information security systems and controls designed to guard against fraud, cyber and privacy risks; and the effects of the COVID-19 pandemic or other national or international catastrophes or conflicts that may occur in the future and governmental responses to such matters.
We caution against the undue reliance on forward-looking statements, which reflect our views only as of the date they are made. Except to the extent required by law, we specifically disclaim any obligation to update any factors or to publicly announce the revisions to any of the forward-looking statements included herein to reflect future events or developments.
GAAP to NON-GAAP RECONCILIATIONS
This Form 10-Q presents non-GAAP financial measures, in addition to GAAP financial measures, to provide investors with additional information. The adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are presented in the following schedules. We consider these adjustments to be relevant to ongoing operating results and provide a meaningful base for period-to-period and company-to-company comparisons. We use these non-GAAP financial measures to assess our performance, financial position, and for presentations of our performance to investors. We further believe that presenting these non-GAAP financial measures will permit investors to assess our performance on the same basis as that applied by us and the banking industry.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Non-GAAP financial measures have inherent limitations and are not required to be uniformly applied across the financial services industry. Although non-GAAP financial measures are frequently used by stakeholders to evaluate a company, they have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of results reported under GAAP. The following are non-GAAP financial measures presented in this Form 10-Q, together with a discussion of the reasons why we use these non-GAAP measures:
Return on Average Tangible Common Equity – this schedule also includes net earnings applicable to common shareholders, excluding the effects of any adjustments, net of tax, and average tangible common equity. Return on average tangible common equity is a non-GAAP financial measure that we believe provides useful information to us and others about our use of shareholders’ equity. We believe the use of ratios that utilize tangible equity provides additional useful information about performance because they present measures of those assets that can generate income.
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		March 31, 2021	December 31, 2020	March 31, 2020
Net earnings applicable to common shareholders, excluding the effects of the adjustment, net of tax (non-GAAP) [1]	(a)	$314	$275	$6
Average common equity (GAAP)		$7,333	$7,166	$6,924
Average goodwill and intangibles		(1,016)	(1,016)	(1,014)
Average tangible common equity (non-GAAP)	(b)	$6,317	$6,150	$5,910
Number of days in quarter	(c)	90	92	91
Number of days in year	(d)	365	366	366
Return on average tangible common equity (non-GAAP)	(a/b/c)*d	20.2%	17.8%	0.4%
1 For all periods presented, no adjustments were made related to the amortization of core deposits and other intangibles.
Tangible Equity Ratio, Tangible Common Equity Ratio, and Tangible Book Value per Common Share – this schedule also includes “tangible equity,” “tangible common equity,” and “tangible assets.” Tangible equity ratio, tangible common equity ratio, and tangible book value per common share are non-GAAP financial measures that we believe provide additional useful information about the levels of tangible assets and tangible equity. We believe the use of ratios that utilize tangible equity provides additional useful information about capital adequacy because the ratios present measures of those assets that can generate income.
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		March 31, 2021	December 31, 2020	March 31, 2020

Total shareholders’ equity (GAAP)		$7,933	$7,886	$7,472
Goodwill and intangibles		(1,016)	(1,016)	(1,014)
Tangible equity (non-GAAP)	(a)	6,917	6,870	6,458
Preferred stock		(566)	(566)	(566)
Tangible common equity (non-GAAP)	(b)	$6,351	$6,304	$5,892
Total assets (GAAP)		$85,121	$81,479	$71,467
Goodwill and intangibles		(1,016)	(1,016)	(1,014)
Tangible assets (non-GAAP)	(c)	$84,105	$80,463	$70,453
Common shares outstanding (thousands)	(d)	163,800	164,090	163,852
Tangible equity ratio (non-GAAP)	(a/c)	8.2%	8.5%	9.2%
Tangible common equity ratio (non-GAAP)	(b/c)	7.6%	7.8%	8.4%
Tangible book value per common share (non-GAAP)	(b/d)	$38.77	$38.42	$35.96

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Efficiency Ratio and Adjusted Pre-Provision Net Revenue – this schedule also includes “adjusted noninterest expense,” “taxable-equivalent net interest income,” “adjusted taxable-equivalent revenue,” and “pre-provision net revenue” (“PPNR”). The methodology of determining the efficiency ratio may differ among companies. We make adjustments to exclude certain items, as identified in the subsequent schedule, which we believe allow for more consistent comparability among periods. We believe the efficiency ratio provides useful information regarding the cost of generating revenue. Adjusted noninterest expense provides a measure as to how well we are managing our expenses, and adjusted PPNR enables us and others to assess our ability to generate capital to cover credit losses through a credit cycle. Taxable-equivalent net interest income allows us to assess the comparability of revenue arising from both taxable and tax-exempt sources.
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Year Ended
(Dollar amounts in millions)		March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2020

Noninterest expense (GAAP)	(a)	$435	$424	$408	$1,704
Adjustments:
Severance costs		—	1	—	1
Other real estate expense, net		—	1	—	1
Amortization of core deposit and other intangibles		—	—	—	—
Restructuring costs		—	(1)	1	1
Pension termination-related (income) expense		(5)	—	—	28
Total adjustments	(b)	(5)	1	1	31
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$440	$423	$407	$1,673
Net interest income (GAAP)	(d)	$545	$550	$548	$2,216
Fully taxable-equivalent adjustments	(e)	8	7	7	27
Taxable-equivalent net interest income (non-GAAP)	(d+e)=f	553	557	555	2,243
Noninterest income (GAAP)	g	169	166	134	574
Combined income (non-GAAP)	(f+g)=(h)	722	723	689	2,817
Adjustments:
Fair value and nonhedge derivative gain (loss)		18	8	(11)	(6)
Securities gains (losses), net		11	12	(6)	7
Total adjustments	(i)	29	20	(17)	1
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$693	$703	$706	$2,816
Pre-provision net revenue (PPNR) (non-GAAP)	(h)-(a)	$287	$299	$281	$1,113
Adjusted PPNR (non-GAAP)	(j)-(c)	253	280	299	1,143
Efficiency ratio (non-GAAP)	(c/j)	63.5%	60.2%	57.7%	59.4%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
Executive Summary
The financial performance in the first quarter of 2021 reflected an improving credit environment and outlook, which resulted in minimal net charge-offs and a substantial reversal of loan loss provisions made in prior quarters due to the COVID-19 pandemic. Diluted earnings per share in first quarter of 2021 increased to $1.90, compared with $0.04 in the first quarter of 2020.
Compared with the first quarter of 2020, net interest income decreased $3 million, or 1%, to $545 million, as the adverse impact of lower interest rates was offset by average interest-earning asset growth of $12.9 billion, which included $6.1 billion of U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans. Net loan and lease charge-offs were $8 million, or 0.06% of average loans in the first quarter of 2021, and excluding PPP loans, they were 0.07%. Customer-related fee income decreased by $10 million, or 7%, primarily due to lower customer interest rate swap fees. Total noninterest expense increased by $27 million, or 7%, primarily due to increases in long-term incentive compensation and PPP-related professional and legal services.
Total deposits increased $16.3 billion, or 28%, primarily due to government stimulus programs. Total loans and leases increased $3.6 billion, or 7%, due to PPP loan originations. Excluding PPP loans, total loans and leases decreased $2.9 billion, or 6%, as the economic environment and an abundance of liquidity in the marketplace continued to reduce overall loan demand. The deposit-driven excess liquidity on our balance sheet has been challenging to deploy profitably in the low interest rate environment and our customers have had minimal need for traditional bank credit. We continue to look for suitable investments to act as an interest-earning asset bridge until loan demand returns.
SBA Paycheck Protection Program
During first quarter of 2021, we continued to provide assistance to many small businesses through the PPP, which was extended until May 31, 2021. Designed to address the effects of the COVID-19 pandemic, this program provides small businesses with funds to be used for specific expenses, such as payroll, as defined by the SBA. Since the inception of the program in the first quarter of 2020, we have processed nearly $10 billion of PPP loans for approximately 73,000 customers, which included more than 18,000 new customers. We continue to work diligently to solidify those new relationships. As of March 31, 2021, we ranked as the tenth largest originator of PPP loans by dollar volume, as disclosed by the SBA.
The following schedule presents additional information related to our PPP loans.
PPP LOANS

	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020	Total

(in billions)
Balance of loan originations during the period	$2.6	$7.3	$9.9
Balance of loans forgiven by the SBA[1] during the period	1.6	1.3	2.9
(in millions)
Interest and amortization of fees	29	120	149
Accelerated recognition of unamortized net origination fees [2]	31	26	57
Total interest income related to PPP loans	$60	$146	$206
Total unamortized net origination fees, at period end	$168	$102
Loan yield	3.98%	3.22%
1 As of March 31, 2021, no PPP loans from Round 2021 had been forgiven.
2 When a loan is paid off or forgiven by the SBA prior to its maturity date, the remaining net unamortized deferred fees are accelerated and recognized into interest income at that time, impacting the PPP loan portfolio yield in that period.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
First Quarter 2021 Financial Performance

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions)	Efficiency ratio

Net earnings applicable to common shareholders increased from the first quarter of 2020, primarily due to a negative $132 million provision for credit losses. The negative provision for credit losses was driven by a decrease in the ACL due to an improvement in the economic outlook, compared with the more stressed economic outlook at the outset of the COVID-19 pandemic.

Diluted earnings per share increased from the first quarter of 2020 as a result of increased earnings and a 5% decrease in average diluted shares, primarily due to the out-of-the-money expiration of 29.2 million ZIONW warrants in 2020.

Adjusted PPNR declined $46 million from the first quarter of 2020. Customer-related fees decreased by $10 million, primarily due to lower customer interest rate swap fees. Noninterest expense increased $27 million primarily due to increases in long-term incentive compensation and PPP-related professional and legal services.

The increase in our efficiency ratio is primarily a result of increased noninterest expense, mainly related to long-term incentive compensation, and lower interest income due to the low interest rate environment.

Net Interest Income and Net Interest Margin
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, and is approximately 76% of our net revenue. Net interest income is derived from both the volume of interest-earning assets and interest-bearing liabilities and their respective yields and rates.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NET INTEREST INCOME AND NET INTEREST MARGIN

	Three Months Ended March 31,		Amount change	Percent change
(In millions)	2021	2020
Interest and fees on loans	$488	$532	$(44)	(8)%
Interest on money market investments	3	8	(5)	(63)
Interest on securities	71	82	(11)	(13)
Total interest income	562	622	(60)	(10)
Interest on deposits	9	51	(42)	(82)
Interest on short- and long-term borrowings	8	23	(15)	(65)
Total interest expense	17	74	(57)	(77)
Net interest income	$545	$548	$(3)	(1)%

Average interest-earning assets	$78,294	$65,363	$12,931	20%
Average interest-bearing liabilities	$40,157	$37,979	$2,178	6%
			bps
Yield on interest-earning assets[1]	2.95%	3.87%	(92)
Rate paid on total deposits and interest-bearing liabilities[1]	0.09%	0.48%	(39)
Cost of total deposits[1]	0.05%	0.36%	(31)
Net interest margin[1]	2.86%	3.41%	(55)
1Rates are calculated using amounts in thousands and taxable-equivalent rates are used where applicable.
Net interest income decreased $3 million, or 1%, primarily due to the lower interest rate environment, which contributed to a $44 million decrease in interest and fees on loans and an $11 million decrease in interest on securities. Interest expense decreased $57 million, or 77%, due to a $42 million decline in interest paid on deposits and a $15 million decline in interest paid on short- and long-term borrowings, both of which were impacted by lower interest rates, reduced competitive pricing pressure for deposits, and reduced balances of borrowed funds, given strong deposit growth.
The net interest margin compressed to 2.86% in the first quarter of 2021, compared with 3.41% in the first quarter of 2020. The yield on average interest-earning assets was 2.95% in the first quarter of 2021, a decrease of 92 bps, compared with the first quarter of 2020. Approximately 22 bps of the decrease was due to growth in low-yielding money market investments. Yields on loans and securities decreased by 69 bps and 57 bps, respectively, while rates paid on deposits and borrowed funds decreased by 52 bps and 67 bps, respectively. The impact of lower interest rates was partially offset by loan growth from PPP loans, and a shift in liability balances from borrowed funds to lower-cost deposits. Excluding the effect of the PPP loans, the NIM may continue to compress over the next several quarters, primarily due to continued repricing of loans, deposit growth potentially exceeding loan demand, and further shifts in interest-earning asset composition towards lower-yielding securities and money market investments.
Average interest-earning assets increased $12.9 billion, or 20%, from the first quarter of 2020, and included $6.1 billion of PPP loans. Average money market investments, including short-term deposits held at the Federal Reserve, increased $5.8 billion to equal 10% of average interest-earning assets in the first quarter of 2021, compared with 3% in the same prior year period. The increase in average money market investments is primarily attributable to deposit growth outpacing loan growth due to government stimulus programs and the resulting abundance of liquidity in the marketplace.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average loans and leases increased $4.9 billion, or 10%, to $53.7 billion in the first quarter of 2021, from $48.8 billion in the first quarter of 2020, primarily due to the origination of PPP loans. The yield on loans and leases decreased 69 bps from the first quarter of 2020, or 73 bps when excluding PPP loans. These decreases were primarily due to lower benchmark interest rates, but also reflected continued pricing pressure, in view of surplus market liquidity. The yield on non-PPP loans originated during the first quarter of 2021 was moderately less than the yield on loans maturing or otherwise paying down.
Average available-for-sale (“AFS”) securities balances increased $2.2 billion, or 16%, to $15.9 billion in the first quarter of 2021, from $13.7 billion in the first quarter of 2020. The yield on securities decreased 57 bps from the same prior year period. The yield on securities purchased during the first quarter of 2021 was significantly lower than the yield on securities that paid off or paid down. We purchased $2.7 billion of AFS securities during the first quarter of 2021 with an average yield of 1.3%. Principal repayment volume on AFS securities during the first quarter of 2021 was $1.4 billion, or 9% of the December 31, 2020 balance. Given our current excess liquidity, we anticipate security purchases to exceed runoff by similar amounts over the next few quarters.
Average interest-bearing liabilities increased $2.2 billion, or 6%, and the average rate paid on interest-bearing liabilities decreased 61 bps to 0.17% during the first quarter of 2021. The rate paid on total deposits and interest-bearing liabilities was 0.09% during the first quarter of 2021, a decrease from 0.48% during the first quarter of 2020, which was primarily due to lower benchmark interest rates and strong deposit growth.
Average total deposits were $71.4 billion at an average cost of 0.05% for the first quarter of 2021, compared with $56.9 billion at an average cost of 0.36% for the first quarter of 2020. The 31 bps decline in the cost of total deposits was primarily due to lower benchmark interest rates, growth in noninterest-bearing deposits, and reduced competitive pricing pressure.
Average interest-bearing deposits grew 13% to $37.7 billion at an average cost of 10 bps for the first quarter of 2021, compared with $33.3 billion at an average cost of 62 bps for the same prior year period. Although we consider a wide variety of sources when determining our funding needs, we benefit from access to deposits from a significant number of small- to mid-sized business customers, which provides us with a low cost of funds that has a positive impact on our NIM. Because many of our deposit accounts are of an operating nature for businesses and households, we expect our noninterest-bearing deposits to remain a competitive advantage. Average noninterest-bearing demand deposits increased $10.1 billion, or 43%, from the first quarter of 2020. Average noninterest-

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
bearing deposits comprised 47% and 41% of average total deposits for the first quarter of 2021 and 2020, respectively. The net positive impact of noninterest-bearing sources of funds on the NIM was 0.08% during the first quarter of 2021, compared with 0.32% during the first quarter of 2020, reflecting the decline in benchmark interest rates.
Average borrowed funds decreased $2.2 billion from the first quarter of 2020, with average short-term borrowings decreasing $1.8 billion, and average long-term borrowings decreasing $0.4 billion from the same prior year period, reflecting less reliance on borrowed funds due to strong deposit growth. The average rate paid on short-term borrowings and long-term debt decreased 112 bps and 91 bps, respectively, from the first quarter of 2020.
The spread on average interest-bearing funds was 2.78% and 3.09% for the first quarter of 2021 and 2020, respectively, and was affected by the same factors that impacted the NIM. Interest rate spreads and margins are impacted by the composition of our loan and securities portfolios as well as the type of funding used. For information regarding how we manage interest rate risk, see “Interest Rate and Market Risk Management” on page 26.
The following schedule summarizes the average balances, the amount of interest earned or incurred, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$7,791	$3	0.16%	$2,013	$8	1.52%
Securities:
Held-to-maturity	663	5	2.98	593	5	3.72
Available-for-sale	15,876	66	1.69	13,687	77	2.26
Trading account	231	2	3.96	164	2	4.27
Total securities [2]	16,770	73	1.77	14,444	84	2.34
Loans held for sale	68	—	2.81	109	1	3.14
Loans and leases [3]
Commercial - excluding PPP loans	24,732	234	3.83	25,514	287	4.53
Commercial - PPP loans	6,135	60	3.98	—	—	—
Commercial real estate	12,133	105	3.50	11,546	133	4.62
Consumer	10,665	95	3.59	11,737	116	3.99
Total loans and leases	53,665	494	3.73	48,797	536	4.42
Total interest-earning assets	78,294	570	2.95	65,363	629	3.87
Cash and due from banks	614			676
Allowance for credit losses on loans and debt securities	(774)			(499)
Goodwill and intangibles	1,016			1,014
Other assets	3,930			3,651
Total assets	$83,080			$70,205
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$35,232	$6	0.07%	$28,856	$33	0.47%
Time	2,491	3	0.55	4,454	18	1.61
Total interest-bearing deposits	37,723	9	0.10	33,310	51	0.62
Borrowed funds:
Federal funds purchased and other short-term borrowings	1,110	—	0.07	2,922	9	1.19
Long-term debt	1,324	8	2.30	1,747	14	3.21
Total borrowed funds	2,434	8	1.28	4,669	23	1.95
Total interest-bearing liabilities	40,157	17	0.17	37,979	74	0.78
Noninterest-bearing demand deposits	33,723			23,599
Other liabilities	1,301			1,137
Total liabilities	75,181			62,715
Shareholders’ equity:
Preferred equity	566			566
Common equity	7,333			6,924
Total shareholders’ equity	7,899			7,490
Total liabilities and shareholders’ equity	$83,080			$70,205
Spread on average interest-bearing funds			2.78%			3.09%
Net impact of noninterest-bearing sources of funds			0.08%			0.32%
Net interest margin		$553	2.86%		$555	3.41%
Memo: total loans and leases, excluding PPP loans	$47,530	434	3.69%	$48,797	536	4.42%
Memo: total cost of deposits			0.05%			0.36%
Memo: total deposits and interest-bearing liabilities	73,880	17	0.09%	61,578	74	0.48%
1 Rates are calculated using amounts in thousands and a tax rate of 21% for the periods presented. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
2 Interest on total securities includes $30 million and $28 million of taxable-equivalent premium amortization for the first quarter of 2021 and 2020, respectively.
3 Net of unamortized purchase premiums, discounts, and deferred loan fees and costs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Provision for Credit Losses
The allowance for credit losses (“ACL”) is the combination of both the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”). The ALLL represents the estimated current expected credit losses over the contractual term of the loan and lease portfolio as of the balance sheet date. The RULC represents the estimated reserve for current expected credit losses associated with off-balance sheet commitments. Changes in the ALLL and RULC, including changes in net charge-offs, are recorded as the provision for loan and lease losses and the provision for unfunded lending commitments in the income statement. The ACL for debt securities is estimated separately from loans.
The provision for credit losses, which is the combination of both the provision for loan losses and the provision for unfunded lending commitments, was a negative $132 million in the first quarter of 2021, compared with negative $67 million in the fourth quarter of 2020, and a positive $258 million in the first quarter of 2020. The ACL was $695 million at March 31, 2021, compared with $835 million at December 31, 2020, and $777 million at March 31, 2020. The year-over-year decrease in the ACL was primarily due to an improvement in the economic outlook, compared with the more stressed economic outlook at the outset of the COVID-19 pandemic. The ratio of allowance for credit losses to net loans and leases (excluding PPP loans) was 1.48%, 1.74%, and 1.56% at March 31, 2021, December 31, 2020, and March 31, 2020, respectively. The annualized ratio of net charge-offs to average loans (excluding PPP) was 0.07%, 0.13%, and 0.06% for the same periods.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Changes in Allowance for Credit Losses (in millions)
$835
$(110)
$(15)
$(15)
$695
December 31, 2020
Forecasts
Credit Quality
Portfolio Changes
March 31, 2021

The total ACL was $695 million at March 31, 2021, compared with $835 million at December 31, 2020. The bar chart above illustrates the broad categories of change. The second bar represents the change in economic forecasts. The $110 million decrease from the prior quarter is our estimate of the change in expected credit losses due to improvements in both realized economic results and economic forecasts. The third bar represents credit quality factors and includes risk-grade migration and specific reserves against loans, which, when combined, decreased the ACL by $15 million, indicating moderately improved credit quality. The fourth bar represents loan portfolio changes, driven by declining non-PPP loan balances, the aging of the portfolio, decreased utilization, and other similar factors. These factors resulted in a $15 million reduction in the ACL.
For more information on how we determine the appropriate level of the ALLL and the RULC, see “Credit Risk Management” on page 20 and Note 6 of our 2020 Form 10-K.
Noninterest Income
Noninterest income represents revenue we earn from products and services that generally have no associated interest rate or yield and is classified as either customer-related or noncustomer-related income. Customer-related fees exclude items such as mark-to-market adjustments on certain derivatives; dividends; insurance-related income; and securities gains and losses.
Total noninterest income increased by $35 million, or 26%, to $169 million in the first quarter of 2021, compared with $134 million in the first quarter of 2020. Noninterest income accounted for 24% and 20% of net revenue during the first quarter of 2021 and 2020, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the major components of noninterest income.
NONINTEREST INCOME

	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2021	2020

Commercial account fees	$32	$31	$1	3%
Card fees	21	21	—	—
Retail and business banking fees	17	19	(2)	(11)
Loan-related fees and income	25	26	(1)	(4)
Capital markets and foreign exchange fees	15	24	(9)	(38)
Wealth management fees	12	11	1	9
Other customer-related fees	11	11	—	—
Customer-related fees	133	143	(10)	(7)
Fair value and nonhedge derivative income (loss)	18	(11)	29	NM
Dividends and other income	7	8	(1)	(13)
Securities gains (losses), net	11	(6)	17	NM
Total noninterest income	$169	$134	$35	26%
Customer-related fees
Total customer-related fees decreased to $133 million for the first quarter of 2021, from $143 million for the first quarter of 2020. Although most categories were generally stable when compared with the same prior year period, capital markets and foreign exchange fees decreased $9 million, primarily due to lower customer interest rate swap fees.
Noncustomer-related fees
In the first quarter of 2021, we recognized a positive $18 million credit valuation adjustment (“CVA”) on client-related interest rate swaps, compared with a negative $11 million CVA in the first quarter of 2020. This change reflects a significant decline in the total exposure of client swaps, primarily due to an increase in benchmark interest rates during the quarter and improvements in the credit quality of the customer counterparties associated with the swaps.
Securities gains increased by $17 million, primarily as a result of an $11 million gain on the sale of remaining Farmer Mac Class C stock in the first quarter of 2021. The first quarter of 2020 was negatively impacted by $6 million of unrealized losses related to Small Business Investment Company (“SBIC”) investments.
Noninterest Expense
Noninterest expense increased by $27 million, or 7%, from the first quarter of 2020. Adjusted noninterest expense increased $33 million, or 8%, from the same prior year period. The following schedule presents the major components of noninterest expense.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NONINTEREST EXPENSE

	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2021	2020

Salaries and employee benefits	$288	$274	$14	5%
Occupancy, net	33	33	—	—
Furniture, equipment and software, net	32	32	—	—
Credit-related expense	6	4	2	50
Professional and legal services	20	12	8	67
Advertising	5	3	2	67
FDIC premiums	7	5	2	40
Other	44	45	(1)	(2)
Total noninterest expense	$435	$408	$27	7%
Adjusted noninterest expense [1]	$440	$407	$33	8%
1 For information on non-GAAP financial measures, see “GAAP to Non-GAAP Reconciliations” on page 4.
Total noninterest expense for the first quarter of 2021 increased by $27 million, or 7%, to $435 million, from $408 million for the first quarter of 2020. Salaries and benefits expense increased $14 million, or 5%, and professional and legal services expense increased $8 million, or 67%, from the same prior year period.
The $14 million increase in salaries and employee benefits reflected increases in long-term incentive compensation, including $7 million related to our Value Sharing Plan and share-based compensation, and $6 million of contributions to our employee 401(k) plan. The increases in these expense categories were relative to the depressed levels reported in the prior year period, when uncertainties resulting from the pandemic led to reduced expenses. The increase in salaries and employee benefits expense was partially offset by a $5 million decrease in base salaries due to reduced headcount. Full-time equivalent employees decreased to 9,682 in the first quarter of 2021, from 9,879 in the first quarter of 2020. The $8 million increase in professional and legal services was primarily related to third-party assistance associated with PPP loan forgiveness.
Adjusted noninterest expense for the first quarter of 2021 increased $33 million, or 8%, to $440 million, compared with $407 million for the same prior year period, primarily due to the reasons previously discussed for noninterest expense.
Income Taxes
Income tax expense for the first quarter of 2021 was $89 million, compared with $2 million for the same prior year period. The effective income tax rates were 21.7% and 12.5% for the first quarter of 2021 and 2020, respectively. Note 12 of the Notes to Consolidated Financial Statements contains additional information about the factors that influenced the income tax rates and information about deferred income tax assets and liabilities.
Preferred Stock Dividends
Preferred stock dividends were $8 million for both the first quarter of 2021 and 2020.
BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are those assets that have interest rates or yields associated with them, and generally consist of money market investments, securities, loans, and leases. We strive to maintain a high level of interest-earning assets relative to total assets.
For more information regarding the average balances of our interest-earning assets, the amount of revenue generated by them, and their respective yields, see the Consolidated Average Balance Sheet on page 12.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Investment Securities Portfolio
We invest in securities to manage liquidity and interest rate risk, in addition to generating revenue. Refer to the “Liquidity Risk Management” section on page 30 for additional information on management of liquidity and funding. The following schedule presents the components of our investment securities portfolio. The amortized cost amounts represent the original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for any impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 3 of our 2020 Form 10-K.
INVESTMENT SECURITIES PORTFOLIO

	March 31, 2021			December 31, 2020
(In millions)	Par value	Amortized cost	Estimated fair value	Par value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$583	$583	$584	$636	$636	$640
Available-for-sale
U.S. Treasury securities	205	205	168	205	205	192
U.S. Government agencies and corporations:
Agency securities	1,044	1,044	1,077	1,051	1,051	1,091
Agency guaranteed mortgage-backed securities	12,431	12,618	12,653	11,259	11,439	11,693
Small Business Administration loan-backed securities	1,047	1,134	1,101	1,103	1,195	1,160
Municipal securities	1,375	1,520	1,570	1,237	1,352	1,420
Other debt securities	75	75	75	175	175	175
Total available-for-sale	16,177	16,596	16,644	15,030	15,417	15,731
Total investment securities	$16,760	$17,179	$17,228	$15,666	$16,053	$16,371
The amortized cost of investment securities at March 31, 2021 increased by 7% from December 31, 2020. Approximately 20% of the investment securities are floating rate as of March 31, 2021.
The investment securities portfolio includes $419 million of net premium that is distributed across various security classes. Tax-equivalent premium amortization for the first quarter of 2021 was $30 million, compared with $28 million for the same prior year period in 2020.
As of March 31, 2021, in accordance with the GAAP fair value hierarchy, 1.0% of the $16.6 billion fair value of the AFS securities portfolio was valued at Level 1, and 99.0% was valued at Level 2. This compares with 1.2% and 98.8%, respectively, at December 31, 2020. There were no Level 3 AFS securities for either period. See Note 3 of our 2020 Form 10-K for further discussion of fair value accounting.
Exposure to Municipalities
We provide multiple products and services to state and local governments (referred to collectively as “municipalities”), including deposit services, loans, and investment banking services. We also invest in securities issued by municipalities. The following schedule summarizes our exposure to state and local municipalities:
MUNICIPALITIES

(In millions)	March 31, 2021	December 31, 2020

Loans and leases	$3,234	$2,951
Held-to-maturity – municipal securities	583	636
Available-for-sale – municipal securities	1,570	1,420
Trading account – municipal securities	172	149
Unfunded lending commitments	403	359
Total direct exposure to municipalities	$5,962	$5,515

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The municipal loan and lease portfolio is generally secured by real estate, equipment, or is a general obligation of a municipal entity. Our municipal loans and securities primarily relate to municipalities located within our geographic footprint. At March 31, 2021, no municipal loans were on nonaccrual. Municipal securities are internally graded, similar to loans, using risk-grading systems which vary based on the size and type of credit risk exposure. The internal risk grades assigned to our municipal securities follow our definitions of Pass, Special Mention, and Substandard, which are consistent with published definitions of regulatory risk classifications. As of March 31, 2021, all municipal securities were classified as Pass. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans and securities.
Loan and Lease Portfolio
For the first quarter of 2021 and 2020, average loans accounted for 65% and 70%, respectively, of total average assets. As presented in the following schedule, the largest category was commercial and industrial loans, which constituted 24% of our loan portfolio at March 31, 2021.
LOAN AND LEASE PORTFOLIO

	March 31, 2021		December 31, 2020
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$12,843	24.0%	$13,444	25.1%
PPP	6,465	12.1	5,572	10.5
Leasing	310	0.6	320	0.6
Owner-occupied	8,112	15.2	8,185	15.3
Municipal	3,234	6.0	2,951	5.5
Total commercial	30,964	57.9	30,472	57.0
Commercial real estate:
Construction and land development	2,443	4.6	2,345	4.4
Term	9,617	18.0	9,759	18.2
Total commercial real estate	12,060	22.6	12,104	22.6
Consumer:
Home equity credit line	2,695	5.0	2,745	5.2
1-4 family residential	6,630	12.4	6,969	13.0
Construction and other consumer real estate	589	1.1	630	1.2
Bankcard and other revolving plans	409	0.8	432	0.8
Other	125	0.2	124	0.2
Total consumer	10,448	19.5	10,900	20.4
Total net loans and leases	$53,472	100.0%	$53,476	100.0%
The loan and lease portfolio remained relatively stable during the first quarter of 2021, primarily due to an increase in PPP loan originations across our geographic footprint. Excluding PPP loans, commercial loans decreased $401 million, as the stressed economic environment adversely impacted demand for these loans. Within commercial loans, a $601 million decrease in commercial and industrial loans was partially offset by a $283 million increase in municipal loans. Term commercial real estate loans decreased $142 million, while commercial real estate construction and land development loans increased $98 million. Consumer loans decreased $452 million, which was spread across all consumer loan subcategories.
Other Noninterest-Bearing Investments
During the first quarter of 2021, the value of our SBIC investments increased by $10 million as a result of increased investments. During this same period, the value of our Farmer Mac stock decreased by $12 million, primarily from the sale of our remaining Farmer Mac Class C stock. Aside from these fluctuations, other noninterest-bearing investments remained relatively stable as illustrated in the following schedule.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
OTHER NONINTEREST-BEARING INVESTMENTS

(In millions)	March 31, 2021	December 31, 2020

Bank-owned life insurance	$534	$532
Federal Home Loan Bank stock	11	11
Federal Reserve stock	97	98
Farmer Mac stock[1]	16	28
SBIC investments	145	135
Non-SBIC investment funds	10	10
Other	2	3
Total other noninterest-bearing investments	$815	$817
1 As a result of the merger of our former bank holding company into the Bank, we agreed to dispose of our Farmer Mac Class C stock to resolve questions about the permissibility of national bank investments in such shares, and we completed this disposition as of March 31, 2021.
Premises, Equipment, and Software
Net premises, equipment, and software increased $27 million, or 2%, during the first quarter of 2021. We are in the final phase of a three-phase project to replace our core loan and deposit banking systems, and are well underway to convert our deposit servicing system by 2023. The total core replacement project spend amount is comprised of both capitalized amounts and amounts that are expensed as incurred. The useful life for most of the capitalized costs is 10 years. The following schedule shows the total amount of costs capitalized, less accumulated depreciation, by phase for the core replacement project.

	March 31, 2021
(In millions)	Phase 1	Phase 2	Phase 3	Total
Capitalized costs for the core replacement project
Total amount capitalized, less accumulated depreciation	$44	$71	$112	$227
Deposits
Deposits are a primary source of our funding. Average total deposits for the first quarter of 2021 increased by 26%, compared with the first quarter of 2020, with average interest-bearing deposits increasing by 13% and average noninterest-bearing deposits increasing by 43%. The average interest rate paid for interest-bearing deposits was 52 bps lower during the first quarter of 2021, compared with the first quarter of 2020.
Demand, savings, and money market deposits combined represented 97% and 96% of total deposits at March 31, 2021 and December 31, 2020, respectively, and total deposits included $435 million and $813 million of brokered deposits for the same periods. See “Liquidity Risk Management” on page 30 for additional information on funding and borrowed funds.
RISK MANAGEMENT
Risk management is an integral part of our operations and is a key determinant of our overall performance. We apply various strategies to mitigate the risks to which our operations are exposed, including credit risk, interest rate and market risk, liquidity risk, strategic risk, business and corporate governance risk, operational/technology risk, cyber risk, capital/financial reporting risk, legal/compliance risk (including regulatory risk), and reputational risk. These risks are overseen by the various management committees of which the Enterprise Risk Management Committee is the focal point for the monitoring and review of enterprise risk. For a more comprehensive discussion of these risks, see “Risk Factors” in our 2020 Form 10-K.
In support of management's efforts, the Board of Directors has appointed a Risk Oversight Committee (“ROC”) that consists of appointed Board members who oversee our risk management processes. The ROC meets on a regular basis to monitor and review Enterprise Risk Management (“ERM”) activities. As required by its charter, the ROC performs oversight for various ERM activities and approves ERM policies and activities as detailed in the ROC charter.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Credit Risk Management
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. Credit risk arises primarily from our lending activities, as well as from off-balance sheet credit instruments. For a more comprehensive discussion of our credit risk management, see “Credit Risk Management” in our 2020 Form 10-K.
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the SBA, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. As of March 31, 2021, the principal balance of these loans was $7.0 billion, of which $6.9 billion was guaranteed (mostly by the SBA). The following schedule presents the composition of government agency guaranteed loans and includes $6.5 billion of the previously mentioned PPP loans.
GOVERNMENT GUARANTEES

(Dollar amounts in millions)	March 31, 2021	Percent guaranteed	December 31, 2020	Percent guaranteed

Commercial	$7,015	98%	$6,116	98%
Commercial real estate	17	76	18	72
Consumer	6	100	5	100
Total loans	$7,038	98%	$6,139	98%
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	March 31, 2021		December 31, 2020
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Retail trade	$2,749	8.9%	$2,736	9.0%
Healthcare and social assistance	2,733	8.8	2,686	8.8
Manufacturing	2,553	8.2	2,480	8.1
Real estate, rental and leasing	2,486	8.0	2,408	7.9
Construction	2,028	6.5	2,001	6.6
Finance and insurance	1,901	6.2	2,115	6.9
Hospitality and food services	1,791	5.8	1,545	5.1
Professional, scientific, and technical services	1,713	5.5	1,598	5.2
Wholesale trade	1,707	5.5	1,735	5.7
Public administration	1,680	5.4	1,512	5.0
Transportation and warehousing	1,505	4.9	1,526	5.0
Utilities[1]	1,467	4.8	1,507	4.9
Other services (except public administration)	1,269	4.1	1,207	4.0
Mining, quarrying, and oil and gas extraction	1,180	3.8	1,236	4.1
Other[2]	4,202	13.6	4,180	13.7
Total	$30,964	100.0%	$30,472	100.0%
1 Includes primarily utilities, power, and renewable energy.
2 No other industry group exceeds 3.8%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Real Estate Loans
Select information regarding our CRE loan portfolio is presented in the following schedule.
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	3/31/2021	$1,173	$3,179	$602	$656	$1,584	$1,437	$516	$470	$9,617	79.8%
% of loan type		12.2%	33.1%	6.2%	6.8%	16.5%	14.9%	5.4%	4.9%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2021	2.1%	0.3%	—%	—%	—%	—%	—%	0.2%	0.4%
	12/31/2020	0.7%	1.1%	—%	—%	0.7%	—%	—%	0.2%	0.6%
≥ 90 days	3/31/2021	—%	0.1%	—%	—%	0.1%	0.2%	—%	—%	0.1%
	12/31/2020	0.1%	0.2%	—%	—%	—%	0.2%	—%	0.2%	0.1%
Accruing loans past due 90 days or more	3/31/2021	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2020	—	4	—	—	—	—	—	—	4
Nonaccrual loans	3/31/2021	$—	$5	$—	$—	$18	$5	$—	$3	$31
	12/31/2020	1	5	—	—	18	6	—	1	31
Residential construction and land development
Balance outstanding	3/31/2021	$41	$136	$33	$—	$166	$124	$9	$24	$533	4.4%
% of loan type		7.7%	25.5%	6.2%	—%	31.1%	23.3%	1.7%	4.5%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2021	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2020	—%	—%	—%	—%	—%	—%	—%	—%	—%
≥ 90 days	3/31/2021	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2020	—%	—%	—%	—%	—%	—%	—%	—%	—%
Accruing loans past due 90 days or more	3/31/2021	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2020	—	—	—	—	—	—	—	—	—
Nonaccrual loans	3/31/2021	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2020	—	—	—	—	—	—	—	—	—
Commercial construction and land development
Balance outstanding	3/31/2021	$137	$340	$66	$80	$559	$540	$147	$41	$1,910	15.8%
% of loan type		7.2%	17.8%	3.5%	4.2%	29.3%	28.2%	7.7%	2.1%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2021	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2020	—%	—%	—%	—%	—%	—%	—%	—%	—%
≥ 90 days	3/31/2021	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2020	—%	—%	—%	—%	—%	—%	3.9%	—%	0.2%
Accruing loans past due 90 days or more	3/31/2021	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2020	—	—	—	—	—	—	4	—	4
Nonaccrual loans	3/31/2021	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2020	—	—	—	—	—	—	—	—	—
Total construction and land development	3/31/2021	$178	$476	$99	$80	$725	$664	$156	$65	$2,443
Total commercial real estate	3/31/2021	$1,351	$3,655	$701	$736	$2,309	$2,101	$672	$535	$12,060	100.0%
1 No other geography exceeds $67 million for all three loan types.
2 Delinquency rates include nonaccrual loans.
At March 31, 2021, our CRE construction and land development and term loan portfolios represent approximately 23% of the total loan portfolio. The majority of our CRE loans are secured by real estate located within our geographic footprint. Approximately 22% of the CRE loan portfolio matures in the next 12 months. Construction and land development loans generally mature in 18 to 36 months and contain full or partial recourse guarantee

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
structures with one- to five-year extension options or roll-to-perm options that often result in term debt. Term CRE loans generally mature within a three- to seven-year period and consist of full, partial, and non-recourse guarantee structures. Typical term CRE loan structures include annually tested operating covenants that require loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value tests.
Approximately $161 million, or 7%, of the construction and land development portfolio at March 31, 2021 consists of land acquisition and development loans. Most of these land acquisition and development loans are secured by specific retail, apartment, office, or other projects. For a more comprehensive discussion of CRE loans, see the “Commercial Real Estate Loans” section in our 2020 Form 10-K.
Consumer Loans
We originate first and second-lien residential home mortgages, generally considered to be of prime quality. We generally hold variable-rate loans in our portfolio and sell “conforming” fixed-rate loans to third parties, including Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, for which we make representations and warranties that the loans meet certain underwriting and collateral documentation standards.
We also originate home equity credit lines (“HECL”). At March 31, 2021 and December 31, 2020, our HECL portfolio totaled $2.7 billion. The following schedule presents our HECL portfolio by lien status.
HECL PORTFOLIO BY LIEN STATUS

(In millions)	March 31, 2021	December 31, 2020

Secured by first liens	$1,353	$1,354
Secured by second (or junior) liens	1,342	1,391
Total	$2,695	$2,745
At March 31, 2021, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores.
Approximately 92% of our HECL portfolio is still in the draw period, and approximately 17% of those loans are scheduled to begin amortizing within the next five years. We regularly analyze the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates. The analysis indicates that the risk of loss from this factor is minimal in the current economic environment. The annualized ratio of net charge-offs to average balances for the first quarter of 2021 and 2020 for the HECL portfolio was (0.03)% and 0.00%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned (“OREO”) decreased to 0.61% at March 31, 2021, compared with 0.69% at December 31, 2020.
Total nonaccrual loans at March 31, 2021 decreased to $324 million from $367 million at December 31, 2020, primarily in the commercial and industrial and 1-4 family residential loan portfolios.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	March 31, 2021	December 31, 2020

Nonaccrual loans [1]	$324	$367
Other real estate owned	3	4
Total nonperforming assets	$327	$371
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	0.61%	0.69%
Accruing loans past due 90 days or more	$9	$12
Ratio of accruing loans past due 90 days or more to loans and leases[1]	0.02%	0.02%
Nonaccrual loans and accruing loans past due 90 days or more	$333	$379
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases[1]	0.62%	0.71%
Accruing loans past due 30-89 days	$100	$112
Nonaccrual loans[1] current as to principal and interest payments	63.0%	58.3%
1 Includes loans held for sale.
Restructured Loans
Troubled debt restructurings (“TDRs”) are loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for whom we have granted a concession that we would not otherwise consider. TDRs increased $103 million, or 33%, to $414 million at March 31, 2021, compared with $311 million at December 31, 2020, primarily in the commercial and industrial and term commercial real estate loan portfolios. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.
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
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	March 31, 2021	December 31, 2020

Restructured loans – accruing	$280	$198
Restructured loans – nonaccruing	134	113
Total	$414	$311
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended March 31,
(In millions)	2021	2020

Balance at beginning of period	$311	$153
New identified TDRs and principal increases	120	27
Payments and payoffs	(14)	(10)
Charge-offs	(2)	—
No longer reported as TDRs	—	(2)
Sales and other	(1)	(1)
Balance at end of period	$414	$167
COVID-19 Modifications and Deferrals
In early 2020, we began providing payment deferrals or other payment modifications for our borrowers who had been adversely impacted by the COVID-19 pandemic. These modifications generally consisted of principal and interest loan payment deferrals of 90 days or less. As of March 31, 2021, the amount of total non-PPP loan balances that were actively in deferral was not significant.
Allowance for Credit Losses
The ACL includes the ALLL and the RULC. The ACL represents our estimate of current expected credit losses over the contractual term of the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. We determine our ACL as the best estimate within a range of estimated current expected losses over the contractual remaining life of each loan. To determine the adequacy of the allowance, we segment our loan and lease portfolio based on loan type.
The following schedule shows the changes in the allowance for credit losses and a summary of credit loss experience:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
SUMMARY OF CREDIT LOSS EXPERIENCE

(Dollar amounts in millions)	Three Months Ended March 31, 2021	Twelve Months Ended December 31, 2020	Three Months Ended March 31, 2020

Loans and leases outstanding (net of unearned income)	$53,472	$53,476	$49,927
Average loans and leases outstanding (net of unearned income)	$53,665	$53,016	$48,797
Allowance for loan losses:
Balance at beginning of period	$777	$497	$497
Provision for loan losses	(123)	385	240
Charge-offs:
Commercial	18	113	10
Commercial real estate	—	1	—
Consumer	3	14	3
Total	21	128	13
Recoveries:
Commercial	10	14	4
Commercial real estate	—	—	—
Consumer	3	9	2
Total	13	23	6
Net loan and lease charge-offs	8	105	7
Balance at end of period	$646	$777	$730

Reserve for unfunded lending commitments:
Balance at beginning of period	$58	$29	$29
Provision for unfunded lending commitments	(9)	29	18
Balance at end of period	$49	$58	$47

Total allowance for credit losses:
Allowance for loan losses	$646	$777	$730
Reserve for unfunded lending commitments	49	58	47
Total allowance for credit losses	$695	$835	$777

Annualized ratio of net charge-offs to average loans and leases [1]	0.06%	0.11%	0.06%
Ratio of allowance for credit losses to net loans and leases, at period end [2]	1.30%	1.56%	1.56%
Ratio of allowance for credit losses to nonaccrual loans, at period end	215%	228%	284%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	209%	220%	276%
1 The annualized ratio of net charge-offs to average loans and leases (excluding PPP loans) was 0.07% and 0.13% at March 31, 2021 and December 31, 2020, respectively.
2 The ratio of allowance for credit losses to net loans and leases (excluding PPP loans) was 1.48% and 1.74% at March 31, 2021 and December 31, 2020, respectively.
The total ACL decreased during the first quarter of 2021 by $140 million, primarily due to an improvement in the economic outlook, compared with the more stressed economic outlook at the outset of the COVID-19 pandemic.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the reserve are shown separately in the statement of income. At March 31, 2021, the reserve was $49 million, compared with $58 million and $47 million at December 31, 2020 and March 31, 2020, respectively.
See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the ACL and credit quality of each loan portfolio segment.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Interest Rate and Market Risk Management
Interest rate and market risk are managed centrally. Interest rate risk is the potential for reduced net interest income and other rate-sensitive income resulting from adverse changes in the level of interest rates. Market risk is the potential for loss arising from adverse changes in the fair value of fixed-income securities, equity securities, other earning assets, and derivative financial instruments as a result of changes in interest rates or other factors. As a financial institution that engages in transactions involving various financial products, we are exposed to both interest rate risk and market risk. For a more comprehensive discussion of our interest rate and market risk management, see “Interest Rate and Market Risk Management” in our 2020 Form 10-K.
Interest Rate Risk
Average total deposits increased 26% from March 31, 2020, and a significant portion of the deposits were invested in money market investments, resulting in increased asset sensitivity to rising rates. The higher asset sensitivity to rising rates is dependent upon the assumptions we used for deposit runoff and repricing behavior, which is more uncertain given the higher level of new deposits. We are less asset-sensitive to declining rates than rising rates due to the limited amount that the spread between the cost of deposits and the yield on money market investments could compress. Due to our concentration in noninterest-bearing deposits and the low interest rates paid on our interest-bearing deposits, there is reduced opportunity to lower the cost of deposits.
The following schedule presents derivatives utilized in our asset-liability management (“ALM”) activities that are designated in qualifying hedging relationships as defined by GAAP as of March 31, 2021 and December 31, 2020. The schedule includes the notional amount, fair value, and the weighted-average receive-fixed or pay-fixed rate for each category of interest rate derivatives. The following schedules present cash flow and fair value hedges by their contractual maturities.
ASSET LIABILITY MANAGEMENT DERIVATIVE POSITIONS

	March 31, 2021
	Contractual Maturity
(Dollar amounts in millions)	Total	2021	2022	2023	2024	2025	Thereafter	Matured in 2021
Cash flow hedges
Receive-fixed interest rate swaps
Net fair value [1]	$77	$—	$44	$12	$23	$—	$(2)	$—
Total notional amount	3,450	50	2,400	300	400	—	300	—
Weighted-average fixed-rate	2.03%	1.81%	2.06%	2.35%	2.35%	—%	1.06%	—%

Fair value hedges		2025	2030	2035	2040	2050	Thereafter
Fair value debt hedges [2]
Net fair value[1]	$2	$—	$2	$—	$—	$—	$—	$—
Total notional amount	500	—	500	—	—	—	—	—
Weighted-average fixed-rate	1.70%	—%	1.70%	—%	—%	—%	—%	—%

Fair value asset hedges [2,3]
Net fair value[1]	$69	$—	$—	$29	$—	$40	$—	$—
Total notional amount	383	—	—	228	—	155	—	—
Weighted-average fixed-rate	1.05%	—%	—%	1.05%	—%	1.04%	—%	—%

Total ALM fair value hedges
Net fair value [1]	$71	$—	$2	$29	$—	$40	$—	$—
Total notional amount	883	—	500	228	—	155	—	—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2020
	Contractual Maturity
(Dollar amounts in millions)	Total	2021	2022	2023	2024	2025	Thereafter	Matured in 2020
Cash flow hedges
Receive-fixed interest rate swaps
Net fair value [1]	$98	$—	$56	$14	$28	$—	$—	$—
Total notional amount	3,150	50	2,400	300	400	—	—	438
Weighted-average fixed-rate	2.12%	1.81%	2.06%	2.35%	2.35%	—%	—%	1.41%

Fair value hedges		2025	2030	2035	2040	2050	Thereafter
Fair value debt hedges [2]
Net fair value [1]	$37	$—	$37	$—	$—	$—	$—	$—
Total notional amount	500	—	500	—	—	—	—	—
Weighted-average fixed-rate	1.70%	—%	1.70%	—%	—%	—%	—%	—%

Fair value asset hedges [2,3]
Net fair value [1]	$21	$—	$—	$7	$—	$14	$—	$—
Total notional amount	383	—	—	228	—	155	—	—
Weighted-average fixed-rate	1.05%	—%	—%	1.05%	—%	1.04%	—%	—%

Total ALM fair value hedges
Net fair value [1]	$58	$—	$37	$7	$—	$14	$—	$—
Total notional amount	883	—	500	228	—	155	—	—
1 Fair values shown in the schedule above are presented net and exclude the effects of collateral settlements for centrally cleared derivatives.
2 Fair value hedges of both our fixed-rate debt and AFS securities are longer dated than traditional cash flow hedges. Consequently, the maturity schedule above aggregates trades maturing in each column to include all trades maturing after the end of year of the previous column and prior to or during the year of the column the amounts are contained within.
3 Fair value asset hedges consist of pay-fixed swaps hedging AFS fixed-rate securities.
Under most rising interest rate environments, we expect some customers to move balances from demand deposits to interest-bearing accounts such as money market, savings, or certificates of deposit. The models are particularly sensitive to the assumption about the rate of such migration.
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
We used the following deposit behavioral assumptions in our interest risk assessment for the period presented.
DEPOSIT ASSUMPTIONS

	March 31, 2021
Product	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	3.2%	2.9%
Money market	2.3%	1.6%
Savings and interest-on-checking	2.8%	2.3%
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	March 31, 2021
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Earnings at Risk	(4.5)%	—%	9.8%	19.8%	29.5%
1 Assumes rates cannot go below zero in the negative rate shift.
For non-maturity interest-bearing deposits, the weighted average modeled beta is 28%. If the weighted average deposit beta were to increase 7%, the EaR in the +100 bps rate shock would change from 9.8% to 8.6%.
For comparative purposes, the December 31, 2020 measures are presented in the following schedule.

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
The EaR analysis focuses on parallel rate ramps across the term structure of rates. The yield curve typically does not move in a parallel manner. If we consider a steepener rate ramp where the short-term rate declines to zero but the ten-year rate moves to +200 bps, the increase in EaR is 71% less over 24 months compared with the parallel +200 bps rate ramp.
CHANGES IN ECONOMIC VALUE OF EQUITY
As of the dates indicated, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps. For non-maturity interest-bearing deposits, the weighted average modeled beta is 28%. If the weighted average deposit beta were to increase 7%, it would change the EVE in the +100 bps rate shock from 1.9% to 1.2%. In the -100 bps rate shock, the EVE would increase because we cap the value of our indeterminate deposits at their par value, or equivalently, we assume no premium would be required to dispose of these liabilities given that depositors could be repaid at par. Since our assets increase in value as rates fall and the majority of our liabilities are comprised of indeterminate-maturity deposits, EVE increases disproportionately.

	March 31, 2021
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Economic Value of Equity	13.9%	—%	1.9%	2.6%	3.0%
1 Assumes rates cannot go below zero in the negative rate shift.
For comparative purposes, the December 31, 2020 measures are presented in the following schedule. The changes in EVE measures from December 31, 2020 are primarily driven by the behavior of the deposit models. For non-maturity deposits, the deposit premium (or discount below par value) is floored at zero in a low-rate environment.

	December 31, 2020
	Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300

Economic Value of Equity	13.0%	—%	12.0%	14.4%	16.1%
1 Assumes rates cannot go below zero in the negative rate shift.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Our focus on business banking also plays a significant role in determining the nature of our asset-liability management posture. At March 31, 2021, $21 billion of our commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans, approximately 98% are tied to either the prime rate or LIBOR. For these variable-rate loans, we have executed $3.5 billion of cash flow hedges by receiving fixed rates on interest rate swaps. Additionally, asset sensitivity is reduced due to $5 billion of variable-rate loans being priced at floored rates at March 31, 2021, which were above the “index plus spread” rate by an average of 66 bps. At March 31, 2021, we also had $3 billion of variable-rate consumer loans scheduled to reprice in the next three months. Of these variable-rate consumer loans, approximately $1 billion were priced at floored rates, which were above the “index plus spread” rate by an average of 34 bps.
See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
LIBOR Exposure
In July 2017, the Financial Conduct Authority (“FCA”), the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. Subsequent to that announcement, in November 2020, the FCA announced that many tenors of LIBOR would continue to be published through June 2023. Bank regulators, including the OCC, have instructed banks to discontinue new originations referencing LIBOR as soon as possible, but no later than December 2021. To facilitate the transition process, we have instituted an enterprise-wide program to identify, assess, and monitor risks associated with the expected discontinuance or unavailability of LIBOR, which includes active engagement with industry working groups and regulators. This program includes active involvement of senior management with regular engagement from the Enterprise Risk Management Committee and seeks to minimize client and internal business operational impacts, while providing reporting transparency, consistency, and a central governance model that aligns with FASB, IRS, and other regulatory guidance.
We focus on operational readiness, as well as instituting processes and systems to validate that contract risk is clearly identified and understood. New originations and any modifications or renewals of LIBOR-based contracts contain fallback language to assist in an orderly transition to an alternative reference rate. For our contracts that have a duration beyond December 31, 2021, and that reference LIBOR, all fallback provisions and variations are currently being identified and sorted into classifications based upon those provisions. Upon classification, the contracts will be remediated and monitored through defined workflow paths. We strive to clearly understand fallback provisions by loan and to have the entire portfolio in a state that simplifies ultimate conversion to a replacement index.
We have a significant number of assets and liabilities that reference LIBOR. As of March 31, 2021, we had approximately $38 billion of loans (mainly commercial loans), unfunded lending commitments, and securities referencing LIBOR. The amount of borrowed funds referencing LIBOR as of March 31, 2021 was less than $1 billion. These amounts exclude derivative assets and liabilities on our consolidated balance sheet. As of March 31, 2021, the notional amount of our LIBOR-referenced interest rate derivative contracts was more than $16 billion, of which more than $11 billion related to contracts with central counterparty clearinghouses.
In April 2021, we announced our intent to adopt AMERIBOR as our preferred replacement index for LIBOR. AMERIBOR is an index created by the American Financial Exchange. It represents the volume-weighted actual borrowing costs of thousands of banks across the United States and is compliant with International Organization of Securities Commissions (“IOSCO”) standards. We plan to adopt AMERIBOR in many of our new lending contracts beginning the summer of 2021. Amending certain outstanding contracts indexed to LIBOR may require consent from the counterparties, which could be difficult and costly to obtain. Each of the LIBOR-referenced amounts discussed above will vary in future periods as current contracts expire with potential replacement contracts using AMERIBOR or an alternative reference rate. While AMERIBOR will be our preferred index for lending agreements, we are positioned to accommodate several alternative reference rates and anticipate that a variety of indices may be used by other lenders. For more information on the transition from LIBOR, see Risk Factors in our 2020 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Market Risk – Fixed Income
We engage in the underwriting and trading of municipal securities. This trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed-income securities.
At March 31, 2021, we had $189 million of trading assets and $142 million of securities sold, not yet purchased, compared with $266 million and $61 million, respectively, at December 31, 2020.
We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (“AOCI”) for each financial reporting period. During the first quarter of 2021, the after-tax change in AOCI attributable to AFS securities decreased by $164 million, due largely to changes in the interest rate environment, compared with a $147 million increase in the same prior year period.
Market Risk – Equity Investments
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds. Our equity exposure to these investments was $145 million and $135 million at March 31, 2021 and December 31, 2020, respectively. On occasion, some of the companies within our SBIC investments may issue an initial public offering (“IPO”). In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce additional market risk. Subsequent to March 31, 2021, one of our SBIC investments, Recursion Pharmaceuticals, Inc., completed an IPO. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding this subsequent event and the impact to the financial statements.
Liquidity Risk Management
Overview
Liquidity refers to our capacity to meet our cash and collateral obligations and to manage both expected and unexpected cash flows without adversely impacting our operations or financial strength. Sources of liquidity include deposits, borrowings, and equity, as well as unencumbered assets, such as marketable loans and securities. For a more comprehensive discussion of our liquidity risk management, see “Liquidity Risk Management” in our 2020 Form 10-K.
Strong deposit growth over the past several quarters has increased our overall liquidity position. At March 31, 2021, our investment securities portfolio of $17.4 billion and cash and money market investments of $10.3 billion collectively comprised 33% of total assets.
Liquidity Management Actions
Our consolidated cash, interest-bearing deposits held as investments, and security resell agreements increased significantly and were $10.2 billion at March 31, 2021, compared with $7.3 billion at December 31, 2020, and $2.5 billion at March 31, 2020. During the first quarter of 2021, the primary sources of cash were from an increase in deposits and net cash provided by operating activities. Uses of cash during the same period were primarily from (1) an increase in investment securities, (2) a decrease in short-term borrowings, (3) dividends on common and preferred stock, and (4) repurchases of our common stock.
Total deposits were $73.9 billion at March 31, 2021, compared with $69.7 billion at December 31, 2020 and $57.5 billion at March 31, 2020. The increase for the first quarter of 2021 was a result of a $3.4 billion and $1.2 billion increase in noninterest-bearing demand deposits and savings and money market deposits, respectively, partially offset by a $0.4 billion decrease in time deposits. The funding of PPP loan proceeds into customer deposit accounts contributed meaningfully to overall deposit growth. Our core deposits, consisting of noninterest-bearing demand deposits, savings and money market deposits, and time deposits under $250,000, were $73.0 billion at March 31, 2021, compared with $68.2 billion at December 31, 2020, and $54.8 billion at March 31, 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At March 31, 2021, maturities of our long-term senior and subordinated debt ranged from August 2021 to October 2029.
Our cash payments for interest, reflected in operating expenses, decreased to $22 million during the first quarter of 2021, from $88 million during the first quarter of 2020. This decrease was primarily due to lower interest rates paid on deposits and borrowed funds, as well as a reduced amount of borrowed funds. Additionally, we paid $66 million of dividends on preferred stock and common stock for both the first quarters of 2021 and 2020. Dividends paid per common share were $0.34 in the first quarter of 2021, which has been unchanged since the third quarter of 2019. In April 2021, the Board approved a quarterly common dividend of $0.34 per share.
Our credit ratings did not change during the first quarter of 2021 and are presented in the following schedule.

CREDIT RATINGS
as of April 30, 2021:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

Kroll	Stable	A-	BBB+	K2
S&P	Negative	BBB+	BBB	NR
Fitch	Negative	BBB+	BBB	F1
Moody's	Stable	Baa2	NR	NR
The Federal Home Loan Bank (“FHLB”) system and Federal Reserve Banks have been, and continue to be, a significant source of back-up liquidity and funding. Zions Bancorporation, N.A., is a member of the FHLB of Des Moines. The FHLB allows member banks to borrow against their eligible loans and securities to satisfy liquidity and funding requirements. We are required to invest in FHLB and Federal Reserve stock to maintain our borrowing capacity. At March 31, 2021, our total investment in FHLB and Federal Reserve stock was $11 million and $97 million, respectively, compared with $11 million and $98 million at December 31, 2020.
The amount available for additional FHLB and Federal Reserve borrowings decreased to approximately $14.7 billion at March 31, 2021, compared with $17.1 billion at December 31, 2020, primarily due to the decline in non-PPP loan balances. Loans with a carrying value of approximately $22.8 billion at March 31, 2021 have been pledged at the FHLB and the Federal Reserve as collateral for current and potential borrowings, compared with $24.7 billion at December 31, 2020. At both March 31, 2021 and December 31, 2020, we had no FHLB or Federal Reserve borrowings outstanding.
During 2020, the Federal Reserve established the Paycheck Protection Program Liquidity Facility (“PPPLF”). Under the PPPLF, we can obtain term financing for PPP loans by pledging them to the Federal Reserve before June 30, 2021. At March 31, 2021, we had less than $1 million of funding through the PPPLF. We also have the ability to increase our borrowing capacity at the FHLB by pledging the PPP loans. The ability to pledge PPP loans to the FHLB does not have a defined expiry, and funding terms may vary.
We regularly manage our short-term funding needs through secured borrowing with the securities pledged as collateral. Our AFS investment securities are primarily held as a source of contingent liquidity. During the first quarter of 2021, our AFS securities balances increased by $913 million. We target securities that can be easily monetized and whose value remains relatively stable during market disruptions.
Our loan to total deposit ratio was 72% at March 31, 2021, compared with 77% at December 31, 2020, reflecting higher deposit growth in the first quarter of 2021 relative to loan growth.
We may, at times, rely on more expensive wholesale funding sources to support loan growth when other lower cost sources of funding are not sufficient or readily available. Our use of borrowed funds (both short- and long-term) decreased by $577 million during the first quarter of 2021, as our loan balances were stable and we had a $4.2 billion increase in deposits. We used surplus deposit funding to increase short-term investments and investment securities, which increased $2.9 billion and $783 million, respectively, from December 31, 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We may also, from time to time, issue additional preferred stock, senior or subordinated notes or other forms of capital or debt instruments, depending on our capital, funding, asset-liability management or other needs as market conditions warrant and subject to any required regulatory approvals. We believe that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands.
Capital Risk Management
Overview
We believe that a strong capital position is vital to continued profitability and to promoting depositor and investor confidence. We strive to consistently improve risk-adjusted returns on our shareholders’ capital. We entered the economic downturn in 2020 with a strong capital position and have improved our position during the last several quarters with our common equity tier 1 capital increasing to 11.2% at March 31, 2021, compared with 10.0% at March 31, 2020.
Certain capital transactions may be subject to the approval of the OCC, who is our primary regulator. We also continue to be subject to examinations by the CFPB with respect to consumer financial regulations.
We continue to utilize stress testing as the primary mechanism to inform our decisions on the appropriate level of capital and capital actions, based upon actual and hypothetically stressed economic conditions. The results of our internal stress tests are publicly available on our website. The timing and amount of capital actions are subject to various factors, including our financial performance, business needs, prevailing and anticipated economic conditions, stress testing, and OCC approval. For a more comprehensive discussion of our capital risk management, see “Capital Management” in our 2020 Form 10-K.
Capital Management Actions
Weighted average diluted shares outstanding decreased by 9.1 million from the first quarter of 2020, which was primarily due to the expiration of 29.2 million out-of-the-money common stock warrants (NASDAQ: ZIONW) in the second quarter of 2020.
Total shareholders’ equity was $7.9 billion at both March 31, 2021 and December 31, 2020, compared with $7.5 billion at March 31, 2020. Total shareholders’ equity remained stable during the first quarter of 2021, as net income of $322 million was partially offset by a $164 million after-tax increase in unrealized losses on AFS securities, which was due largely to changes in the interest rate environment, $66 million of common and preferred stock dividends paid, and the $50 million repurchase of common shares outstanding. Common stock and additional paid-in capital decreased $33 million, or 1%, during the first quarter of 2021, primarily due to the common stock repurchases.
During the first quarter of 2021, we repurchased 1.0 million common shares outstanding for $50 million at an average price of $49.78 per share. In April 2021, the Board approved a plan to repurchase up to $100 million of common shares outstanding during the second quarter of 2021. The timing and amount of any additional common stock repurchases will be subject to various factors, including our financial performance, business needs, prevailing economic conditions, stress testing, and OCC approval. The magnitude, timing, and form of capital return will be determined by our Board. Shares may be repurchased occasionally in the open market, through privately negotiated transactions, utilizing Rule 10b5-1 plans or otherwise.
Under the OCC’s “Earnings Limitation Rule,” our dividend payments are restricted to an amount equal to the sum of the total of (1) our net income for that year, and (2) retained earnings for the preceding two years, unless the OCC approves the declaration and payment of dividends in excess of such amount. As of March 31, 2021, we had $1.0 billion of retained net profits available for distribution.
We paid common dividends of $56 million during both the first quarter of 2021 and 2020. In April 2021, the Board of Directors declared a quarterly dividend of $0.34 per common share, payable on May 20, 2021 to shareholders of record on May 13, 2021. We also paid dividends on preferred stock of $10 million for both the first quarter of 2021 and 2020. In April 2021, the Board approved the redemption of our Series H perpetual preferred shares, subject to

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
the completion of notification requirements. At March 31, 2021, the total amount of Series H shares outstanding was $126 million, and had an annual dividend of $7 million. See Note 9 for additional detail about capital management transactions during the first quarter of 2021.
CECL
We elected to phase-in the regulatory capital effects of the adoption of CECL, as allowed by federal bank agencies, and as described in Note 15 of the Notes to Consolidated Financial Statements of our 2020 Form 10-K. At March 31, 2021, the application of these provisions improved our CET1, Tier 1 risk-based and Total risk-based capital ratios by 4 bps each, and our Tier 1 leverage capital ratio by 2 bps.
Basel III
We are subject to Basel III capital requirements to maintain adequate levels of capital as measured by several regulatory capital ratios. We met all capital adequacy requirements under the Basel III Capital Rules as of March 31, 2021. At March 31, 2021, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.8 billion and $8.0 billion, compared with $6.6 billion and $7.9 billion, respectively, at December 31, 2020. The following schedule presents our capital and performance ratios as of March 31, 2021, December 31, 2020, and March 31, 2020. The "Supervision and Regulation" section of our 2020 Form 10-K and Note 15 of the Notes to Consolidated Financial Statements contains more detail information about Basel III capital requirements and our compliance.
CAPITAL RATIOS

	March 31, 2021	December 31, 2020	March 31, 2020

Tangible common equity ratio[1]	7.6%	7.8%	8.4%
Tangible equity ratio[1]	8.2	8.5	9.2
Average equity to average assets (three months ended)	9.5	9.7	10.7
Basel III risk-based capital ratios[2]:
Common equity tier 1 capital	11.2	10.8	10.0
Tier 1 leverage	8.3	8.3	9.0
Tier 1 risk-based	12.2	11.8	11.0
Total risk-based	14.5	14.1	13.2
Return on average common equity (three months ended)	17.4	15.3	0.3
Return on average tangible common equity (three months ended)[1]	20.2	17.8	0.4
1 See “GAAP to Non-GAAP Reconciliations” on page 4 for more information regarding these ratios.
2Based on the applicable phase-in periods.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 1.    FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and due from banks	$576	$543
Money market investments:
Interest-bearing deposits	8,427	1,074
Federal funds sold and security resell agreements	1,315	5,765
Investment securities:
Held-to-maturity, at amortized cost (approximate fair value $584 and $640)	583	636
Available-for-sale, at fair value	16,644	15,731
Trading account, at fair value	189	266
Total securities	17,416	16,633
Loans held for sale	77	81
Loans and leases, net of unearned income and fees	53,472	53,476
Less allowance for loan losses	646	777
Loans held for investment, net of allowance	52,826	52,699
Other noninterest-bearing investments	815	817
Premises, equipment and software, net	1,236	1,209
Goodwill and intangibles	1,016	1,016
Other real estate owned	3	4
Other assets	1,414	1,638
Total Assets	$85,121	$81,479
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$35,882	$32,494
Interest-bearing:
Savings and money market	35,762	34,571
Time	2,209	2,588
Total deposits	73,853	69,653
Federal funds purchased and other short-term borrowings	1,032	1,572
Long-term debt	1,299	1,336
Reserve for unfunded lending commitments	49	58
Other liabilities	955	974
Total liabilities	77,188	73,593
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	566	566
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 163,800 and 164,090 shares) and additional paid-in capital	2,653	2,686
Retained earnings	4,566	4,309
Accumulated other comprehensive income (loss)	148	325
Total shareholders’ equity	7,933	7,886
Total liabilities and shareholders’ equity	$85,121	$81,479
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)	Three Months Ended March 31,
(In millions, except shares and per share amounts)	2021	2020
Interest income:
Interest and fees on loans	$488	$532
Interest on money market investments	3	8
Interest on securities	71	82
Total interest income	562	622
Interest expense:
Interest on deposits	9	51
Interest on short- and long-term borrowings	8	23
Total interest expense	17	74
Net interest income	545	548
Provision for credit losses:
Provision for loan losses	(123)	240
Provision for unfunded lending commitments	(9)	18
Total provision for credit losses	(132)	258
Net interest income after provision for credit losses	677	290
Noninterest income:
Commercial account fees	32	31
Card fees	21	21
Retail and business banking fees	17	19
Loan-related fees and income	25	26
Capital markets and foreign exchange fees	15	24
Wealth management fees	12	11
Other customer-related fees	11	11
Customer-related fees	133	143
Fair value and nonhedge derivative gain (loss)	18	(11)
Dividends and other investment income	7	8
Securities gains (losses), net	11	(6)
Total noninterest income	169	134
Noninterest expense:
Salaries and employee benefits	288	274
Occupancy, net	33	33
Furniture, equipment and software, net	32	32
Other real estate expense, net	—	—
Credit-related expense	6	4
Professional and legal services	20	12
Advertising	5	3
FDIC premiums	7	5
Other	44	45
Total noninterest expense	435	408
Income before income taxes	411	16
Income taxes	89	2
Net income	322	14
Preferred stock dividends	(8)	(8)
Net earnings applicable to common shareholders	$314	$6
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	163,551	164,143
Diluted shares (in thousands)	163,887	172,998
Net earnings per common share:
Basic	$1.90	$0.04
Diluted	1.90	0.04
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2021	2020

Net income for the period	$322	$14
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	(164)	147
Net unrealized gains on other noninterest-bearing investments	2	2
Net unrealized holding gains (losses) on derivative instruments	(4)	69
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(11)	(2)
Other comprehensive income (loss)	(177)	216
Comprehensive income	$145	$230
See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2020	$566	164,090	$—	$2,686	$4,309	$325	$7,886
Net income for the period					322		322
Other comprehensive loss, net of tax						(177)	(177)
Bank common stock repurchased		(1,012)		(50)			(50)
Net activity under employee plans and related tax benefits		722		17			17
Dividends on preferred stock					(8)		(8)
Dividends on common stock, $0.34 per share					(57)		(57)
Balance at March 31, 2021	$566	163,800	$—	$2,653	$4,566	$148	$7,933

Balance at December 31, 2019	$566	165,057	$—	$2,735	$4,009	$43	$7,353
Net income for the period					14		14
Other comprehensive income, net of tax						216	216
Cumulative effect adjustment, adoption of ASU 2016-13, Credit Losses: Measurement of Credit Losses on Financial Instruments					20		20
Bank common stock repurchased		(1,669)		(75)			(75)
Net shares issued from stock warrant exercises		1
Net activity under employee plans and related tax benefits		463		8			8
Dividends on preferred stock					(8)		(8)
Dividends on common stock, $0.34 per share					(56)		(56)
Balance at March 31, 2020	$566	163,852	$—	$2,668	$3,979	$259	$7,472

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$322	$14
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(132)	258
Depreciation and amortization	(3)	45
Share-based compensation	14	13
Deferred income tax expense (benefit)	70	(46)
Net decrease in trading securities	76	22
Net increase in loans held for sale	(3)	(18)
Change in other liabilities	(54)	(13)
Change in other assets	212	(120)
Other, net	(18)	(2)
Net cash provided by operating activities	484	153
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in money market investments	(2,903)	(547)
Proceeds from maturities and paydowns of investment securities held-to-maturity	167	24
Purchases of investment securities held-to-maturity	(114)	(17)
Proceeds from sales, maturities and paydowns of investment securities available-for-sale	1,370	828
Purchases of investment securities available-for-sale	(2,546)	(1,164)
Net change in loans and leases	56	(1,211)
Purchases and sales of other noninterest-bearing investments	12	(29)
Purchases of premises and equipment	(53)	(28)
Other, net	13	19
Net cash used in investing activities	(3,998)	(2,125)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,200	433
Net change in short-term funds borrowed	(540)	1,712
Proceeds from the issuance of common stock	11	2
Dividends paid on common and preferred stock	(66)	(66)
Bank common stock repurchased	(50)	(75)
Other, net	(8)	(9)
Net cash provided by financing activities	3,547	1,997
Net increase in cash and due from banks	33	25
Cash and due from banks at beginning of period	543	705
Cash and due from banks at end of period	$576	$730
Cash paid for interest	$22	$88
Net cash paid for income taxes	—	1
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	1	—
Loans held for investment reclassified to loans held for sale, net	(7)	7
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2021
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
Operating results for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 2020 is from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2020 Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity.
Zions Bancorporation, N.A. is a commercial bank headquartered in Salt Lake City, Utah. We provide a wide range of banking products and related services in 11 Western and Southwestern states through seven separately managed “affiliates,” or “affiliate banks,” each with its own local branding and management team, including Zions Bank, in Utah, Idaho and Wyoming; Amegy Bank (“Amegy”), in Texas; California Bank & Trust (“CB&T”); National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; and The Commerce Bank of Washington (“TCBW”) which operates under that name in Washington and under the name The Commerce Bank of Oregon in Oregon.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
2. RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

Accounting Standard Updates	Description	Date of adoption	Effect on the financial statements or other significant matters

Updates adopted by the Bank during 2020

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
As part of reference rate reform, the London Interbank Offered Rate (“LIBOR”) is expected to be discontinued and replaced by observable or transaction-based alternative reference rates. This ASU addresses certain operational accounting concerns of modifying contracts such as debt, lease, and derivative agreements that reference LIBOR, or another rate, that is expected to be discontinued due to reference rate reform.

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
April 1, 2020	We adopted ASU 2020-04 on April 1, 2020; the impact upon adoption was not significant as no practical expedients were applied in 2020 or in the current period, but will be applied in future periods.

To date, we have identified a significant number of contracts referencing LIBOR across various business units and contracts. Additionally, our designated hedging relationships utilize LIBOR-indexed derivatives and hedge the LIBOR exposure of floating-rate commercial loans and our fixed-rate debt. Remediation of these LIBOR exposures will constitute a significant operational effort. While the full impact of reference rate reform is still being determined, the application of the ASU and its practical expedients will significantly reduce the operational and financial statement impact of our remediation efforts.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
3. FAIR VALUE
Fair Value Measurement
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For a discussion of our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 3 of our 2020 Form 10-K.
Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	March 31, 2021
	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale securities:
U.S. Treasury, agencies and corporations	$168	$14,831	$—	$14,999
Municipal securities		1,570		1,570
Other debt securities		75		75
Total Available-for-sale	168	16,476	—	16,644
Trading account	14	175		189
Other noninterest-bearing investments:
Bank-owned life insurance		534		534
Private equity investments			83	83
Other assets:
Agriculture loan servicing and interest-only strips			15	15
Deferred compensation plan assets	133			133
Derivatives:
Derivatives designated as hedges		15		15
Derivatives not designated as hedges:
Interest rate		247		247
Foreign exchange	3			3
Total Assets	$318	$17,447	$98	$17,863
LIABILITIES
Securities sold, not yet purchased	$142	$—	$—	$142
Other liabilities:
Derivatives:
Derivatives not designated as hedges:
Interest rate		66		66
Foreign exchange	3			3
Total Liabilities	$145	$66	$—	$211

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	December 31, 2020
	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale securities:
U.S. Treasury, agencies and corporations	$192	$13,944	$—	$14,136
Municipal securities		1,420		1,420
Other debt securities		175		175
Total Available-for-sale	192	15,539	—	15,731
Trading account	111	155		266
Other noninterest-bearing investments:
Bank-owned life insurance		532		532
Private equity investments			80	80
Other assets:
Agriculture loan servicing and interest-only strips			16	16
Deferred compensation plan assets	120			120
Derivatives:
Derivatives designated as hedges		3		3
Derivatives not designated as hedges:
Interest rate		411		411
Foreign exchange	4			4
Total Assets	$427	$16,640	$96	$17,163
LIABILITIES
Securities sold, not yet purchased	$61	$—	$—	$61
Other liabilities:
Derivatives:
Derivatives not designated as hedges:
Interest rate		34		34
Foreign exchange	4			4
Total Liabilities	$65	$34	$—	$99

Level 3 Valuations
Our Level 3 holdings include private equity investments (“PEIs”), agriculture loan servicing, and interest-only strips. For additional information regarding the financial instruments measured under Level 3, and the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2020 Form 10-K.
Subsequent to March 31, 2021, one of our SBIC investments measured under Level 3, Recursion Pharmaceuticals, Inc., completed an initial public offering (“IPO”) at $18 per share. This resulted in our holding 2,097,647 shares of common stock in our SBIC. As of March 31, 2021, this investment had a carrying value of $14 million, or $6.71 per share. As of April 30, 2021, the unrealized gain for this investment was approximately $56 million. This unrealized gain may significantly change, depending on the fair value of the underlying shares at the end of the second quarter of 2021. Additionally, our shares are subject to a 180 day lock-up period, and therefore, we will continue to record unrealized gains/losses related to this investment at each quarter end through the lock-up period, and potentially longer, depending on when we ultimately sell our shares.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Rollforward of Level 3 Fair Value Measurements
The following schedule presents the changes to the assets and liabilities measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended
	March 31, 2021		March 31, 2020
(In millions)	Private equity investments	Ag loan servicing and int-only strips	Private equity investments	Ag loan servicing and int-only strips

Balance at beginning of period	$80	$16	$107	$18
Unrealized securities gains (losses), net	1	—	(20)	—
Other noninterest income (expense)	—	(1)	—	(1)
Purchases	4	—	1	—
Cost of investments sold	(2)	—	(9)	—
Balance at end of period	$83	$15	$79	$17
The schedule of Level 3 instruments includes $1 million in realized losses in the income statement during the three months ended March 31, 2021, and $15 million in realized gains during the same prior year period.
Nonrecurring Fair Value Measurements
The following schedule presents the balances of assets at period end that had fair value changes measured on a nonrecurring basis. During the three months ended March 31, 2021 and 2020, we had less than $1 million of gains or losses from fair value changes.

(In millions)	Fair value at March 31, 2021				Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments	$—	$—	$—	$—	$—	$—	$1	$1
Collateral-dependent loans	—	4	—	4	—	14	—	14
Other real estate owned	—	—	—	—	—	1	—	1
Total	$—	$4	$—	$4	$—	$15	$1	$16
The previous schedule of fair values may not be current as of the dates indicated, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.

During the three months ended March 31, we recognized less than $1 million of net gains in 2021 and 2020 from the sale of other real estate owned (“OREO”) properties that had a carrying value, at the time of sale, of $1 million and $2 million during these same periods. Prior to their sale, we recognized no impairment on these properties during the three months ended March 31, 2021 and 2020.
Private equity investments (“PEIs”) carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $6 million at March 31, 2021 and $8 million at December 31, 2020. Amounts of other noninterest-bearing investments carried at cost were $109 million at March 31, 2021 and December 31, 2020, which were comprised of Federal Reserve and FHLB stock. Private equity investments accounted for using the equity method were $68 million at March 31, 2021 and $61 million at December 31, 2020.
Loans that are collateral-dependent were measured at the lower of amortized cost or the fair value of the collateral. OREO was measured initially at fair value based on collateral appraisals at the time of transfer and subsequently at the lower of cost or fair value. For additional information regarding the measurement of fair value for impaired loans, collateral-dependent loans, and OREO, see Note 3 of our 2020 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	March 31, 2021			December 31, 2020
(In millions)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$583	$584	2	$636	$640	2
Loans and leases (including loans held for sale), net of allowance	52,903	53,391	3	52,780	53,221	3
Financial liabilities:
Time deposits	2,209	2,219	2	2,588	2,603	2
Other short-term borrowings	1	1	2	—	—	2
Long-term debt	1,299	1,333	2	1,336	1,346	2
This summary excludes financial assets and liabilities for which carrying value approximates fair value and financial instruments that are recorded at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2020 Form 10-K.
4. OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	March 31, 2021
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$1,315	$—	$1,315	$—	$—	$1,315
Derivatives (included in other assets)	265	—	265	(17)	1	249
Total assets	$1,580	$—	$1,580	$(17)	$1	$1,564
Liabilities:
Federal funds purchased and other short-term borrowings	$1,032	$—	$1,032	$—	$—	$1,032
Derivatives (included in other liabilities)	71	—	71	(17)	(5)	49
Total liabilities	$1,103	$—	$1,103	$(17)	$(5)	$1,081

	December 31, 2020
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$6,457	$(692)	$5,765	$—	$—	$5,765
Derivatives (included in other assets)	418	—	418	(3)	(3)	412
Total assets	$6,875	$(692)	$6,183	$(3)	$(3)	$6,177
Liabilities:
Federal funds purchased and other short-term borrowings	$2,264	$(692)	$1,572	$—	$—	$1,572
Derivatives (included in other liabilities)	38	—	38	(3)	(26)	9
Total liabilities	$2,302	$(692)	$1,610	$(3)	$(26)	$1,581
Security repurchase and reverse repurchase (“resell”) agreements are offset, when applicable, in the balance sheet according to master netting agreements. Security repurchase agreements are included with “Federal funds purchased

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
and other short-term borrowings.” Derivative instruments may be offset under their master netting agreements; however, for accounting purposes, we present these items on a gross basis in our balance sheet. See Note 7 for further information regarding derivative instruments.
5. INVESTMENTS
Investment Securities
Investment securities are classified as HTM, AFS, or trading. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. AFS securities are carried at fair value and unrealized gains and losses are reported as net increases or decreases to accumulated other comprehensive income (“AOCI”). Trading securities are carried at fair value with gains and losses recognized in current period earnings. The carrying values of our securities do not include accrued interest receivables of $51 million and $54 million at March 31, 2021 and December 31, 2020, respectively. These receivables are presented in the Consolidated Balance Sheet within the “Other Assets” line item. See Note 5 of our 2020 Form 10-K for more information related to our accounting for investment securities. See also Note 3 of our 2020 Form 10-K for discussion on our process to estimate fair value for investment securities.

	March 31, 2021
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$583	$4	$3	$584
Available-for-sale
U.S. Treasury securities	205	—	37	168
U.S. Government agencies and corporations:
Agency securities	1,044	33	—	1,077
Agency guaranteed mortgage-backed securities	12,618	188	153	12,653
Small Business Administration loan-backed securities	1,134	—	33	1,101
Municipal securities	1,520	55	5	1,570
Other debt securities	75	—	—	75
Total available-for-sale	16,596	276	228	16,644
Total investment securities	$17,179	$280	$231	$17,228

	December 31, 2020
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$636	$5	$1	$640
Available-for-sale
U.S. Treasury securities	205	—	13	192
U.S. Government agencies and corporations:
Agency securities	1,051	40	—	1,091
Agency guaranteed mortgage-backed securities	11,439	262	8	11,693
Small Business Administration loan-backed securities	1,195	—	35	1,160
Municipal securities	1,352	68	—	1,420
Other debt securities	175	—	—	175
Total available-for-sale	15,417	370	56	15,731
Total investment securities	$16,053	$375	$57	$16,371
Maturities
The following schedule shows the amortized cost and weighted average yields of investment debt securities by contractual maturity of principal payments as of March 31, 2021. Actual principal payments may differ from

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2021
	Total debt investment securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollar amounts in millions)	Amortized cost	Avg yield	Amortized cost	Avg yield	Amortized cost	Avg yield	Amortized cost	Avg yield	Amortized cost	Avg yield

Held-to-maturity
Municipal securities [1]	$583	2.98%	$117	2.06%	$180	3.36%	$169	2.89%	$117	3.45%
Available-for-sale
U.S. Treasury securities	205	0.99	50	0.07	—	—	—	—	155	1.28
U.S. Government agencies and corporations:
Agency securities	1,044	2.14	—	—	385	1.38	264	2.59	395	2.57
Agency guaranteed mortgage-backed securities	12,618	1.72	—	—	373	1.46	734	1.71	11,511	1.73
Small Business Administration loan-backed securities	1,134	1.43	—	—	57	1.42	128	1.56	949	1.41
Municipal securities [1]	1,520	2.33	101	1.98	638	2.41	509	2.26	272	2.40
Other debt securities	75	2.17	—	—	—	—	60	1.97	15	2.94
Total available-for-sale securities	16,596	1.77	151	1.35	1,453	1.85	1,695	2.01	13,297	1.74
Total investment securities	$17,179	1.82%	$268	1.66%	$1,633	2.02%	$1,864	2.09%	$13,414	1.76%
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.
The following schedule summarizes the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	March 31, 2021
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$3	$141	$—	$13	$3	$154
Available-for-sale
U.S. Treasury securities	37	118	—	—	37	118
U.S. Government agencies and corporations:
Agency securities	—	114	—	2	—	116
Agency guaranteed mortgage-backed securities	152	5,852	1	135	153	5,987
Small Business Administration loan-backed securities	—	14	33	1,011	33	1,025
Municipal securities	5	326	—	—	5	326
Other	—	—	—	—	—	—
Total available-for-sale	194	6,424	34	1,148	228	7,572
Total investment securities	$197	$6,565	$34	$1,161	$231	$7,726

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2020
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$1	$96	$—	$12	$1	$108
Available-for-sale
U.S. Treasury securities	13	142	—	—	13	142
U.S. Government agencies and corporations:
Agency securities	—	6	—	2	—	8
Agency guaranteed mortgage-backed securities	7	1,197	1	179	8	1,376
Small Business Administration loan-backed securities	—	15	35	1,068	35	1,083
Municipal securities	—	19	—	—	—	19
Other	—	150	—	—	—	150
Total available-for-sale	20	1,529	36	1,249	56	2,778
Total investment securities	$21	$1,625	$36	$1,261	$57	$2,886
Approximately 162 and 119 HTM and 1,062 and 549 AFS investment securities were in an unrealized loss position at March 31, 2021, and December 31, 2020, respectively.
Impairment
We review investment securities quarterly on an individual security basis for the presence of impairment. For additional information on our policy and impairment evaluation process for investment securities, see Note 5 of our 2020 Form 10-K.
AFS Impairment Conclusions
We did not recognize any impairment on our AFS investment securities portfolio during the first quarter of 2021. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At March 31, 2021, we had not initiated any sales of AFS securities, nor did we have an intent to sell any identified securities with unrealized losses. We do not believe it is more likely than not we would be required to sell such securities before recovery of their amortized cost basis.
HTM Impairment Conclusions
For HTM securities, the ACL is assessed consistent with the approach described in Note 6 for loans carried at amortized cost. The ACL on HTM securities was less than $1 million at March 31, 2021. All HTM securities were risk-graded as “pass” in terms of credit quality and none were past due as of March 31, 2021. The amortized cost basis of HTM securities categorized by year of issuance is summarized as follows:

	March 31, 2021
	Amortized cost basis by year of issuance
(In millions)	2021	2020	2019	2018	2017	Prior	Total Securities
Held-to-maturity	$114	$138	$18	$—	$10	$303	$583
Securities Gains and Losses Recognized in Income
The following summarizes gains and losses that were recognized in the statement of income:

	Three Months Ended March 31,
	2021		2020
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses

Other noninterest-bearing investments	$14	$3	$5	$11
Net gains (losses) [1]		$11		$(6)
1 Net gains (losses) were recognized in securities gains (losses), net in the statement of income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Interest income by security type is as follows:

	Three Months Ended March 31,
	2021			2020
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$3	$2	$5	$2	$3	$5
Available-for-sale	57	7	64	69	6	75
Trading	—	2	2	—	2	2
Total securities	$60	$11	$71	$71	$11	$82

Investment securities with a carrying value of approximately $2.1 billion and $2.3 billion at March 31, 2021 and December 31, 2020, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.
6. LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
Loans and leases are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	March 31, 2021	December 31, 2020

Loans held for sale	$77	$81
Commercial:
Commercial and industrial	$12,843	$13,444
PPP	6,465	5,572
Leasing	310	320
Owner-occupied	8,112	8,185
Municipal	3,234	2,951
Total commercial	30,964	30,472
Commercial real estate:
Construction and land development	2,443	2,345
Term	9,617	9,759
Total commercial real estate	12,060	12,104
Consumer:
Home equity credit line	2,695	2,745
1-4 family residential	6,630	6,969
Construction and other consumer real estate	589	630
Bankcard and other revolving plans	409	432
Other	125	124
Total consumer	10,448	10,900
Total loans and leases	$53,472	$53,476
Loans and leases are presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $215 million and $149 million at March 31, 2021 and December 31, 2020, respectively. Amortized cost basis does not include accrued interest receivables of $199 million and $200 million at March 31, 2021 and December 31, 2020, respectively. These receivables are presented in the Consolidated Balance Sheet within the “Other Assets” line item.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $161 million at March 31, 2021 and $156 million at December 31, 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Loans with a carrying value of $22.8 billion at March 31, 2021 and $24.7 billion at December 31, 2020 have been pledged at the Federal Reserve and the FHLB of Des Moines as collateral for current and potential borrowings.
We sold loans totaling $423 million and $299 million for the three months ended March 31, 2021 and 2020, respectively, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans, and does not consist of loans from the SBA's Paycheck Protection Program. The loans are sold primarily to U.S. government agencies or participated to third parties. At times, we have continuing involvement in the sold loans in the form of servicing rights or a guarantee from the respective issuer. Amounts added to loans held for sale during these same periods were $426 million and $315 million, respectively. See Note 5 for further information regarding guaranteed securities.
The principal balance of sold loans for which we retain servicing was approximately $2.8 billion at March 31, 2021, and $2.7 billion at December 31, 2020. Income from loans sold, excluding servicing, was $11 million and $13 million for the three months ended March 31, 2021, and 2020, respectively.
Allowance for Credit Losses
The allowance for credit losses (“ACL”), which consists of the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”), represents our estimate of current expected credit losses over the contractual term of the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. For additional information regarding our policies and methodologies used to estimate the ACL, see Note 6 of our 2020 Form 10-K.
The ACL for AFS and HTM debt securities is estimated separately from loans. For HTM securities, the ACL is estimated consistent with the approach for loans carried at amortized cost. See Note 5 for further discussion on our estimate of expected credit losses on AFS securities and disclosures related to AFS and HTM securities.
Changes in the ACL are summarized as follows:

	Three Months Ended March 31, 2021
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$464	$171	$142	$777
Provision for loan losses	(94)	(19)	(10)	(123)
Gross loan and lease charge-offs	18	—	3	21
Recoveries	10	—	3	13
Net loan and lease charge-offs (recoveries)	8	—	—	8
Balance at end of period	$362	$152	$132	$646

Reserve for unfunded lending commitments
Balance at beginning of period	$30	$20	$8	$58
Provision for unfunded lending commitments	(6)	(3)	—	(9)
Balance at end of period	$24	$17	$8	$49
Total allowance for credit losses at end of period
Allowance for loan losses	$362	$152	$132	$646
Reserve for unfunded lending commitments	24	17	8	49
Total allowance for credit losses	$386	$169	$140	$695

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended March 31, 2020
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$282	$69	$146	$497
Provision for loan losses	137	59	44	240
Gross loan and lease charge-offs	10	—	3	13
Recoveries	4	—	2	6
Net loan and lease charge-offs (recoveries)	6	—	1	7
Balance at end of period	$413	$128	$189	$730

Reserve for unfunded lending commitments
Balance at beginning of period	$11	$12	$6	$29
Provision for unfunded lending commitments	5	11	2	18
Balance at end of period	$16	$23	$8	$47
Total allowance for credit losses at end of period
Allowance for loan losses	$413	$128	$189	$730
Reserve for unfunded lending commitments	16	23	8	47
Total allowance for credit losses	$429	$151	$197	$777
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
A nonaccrual loan may be returned to accrual status when (1) all delinquent interest and principal become current in accordance with the terms of the loan agreement, (2) the loan, if secured, is well-secured, (3) the borrower has paid according to the contractual terms for a minimum of six months, and (4) an analysis of the borrower indicates a reasonable assurance of his or her ability and willingness to maintain payments.
The amortized cost basis of loans on nonaccrual status is summarized as follows:

	March 31, 2021
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Commercial:
Commercial and industrial	$27	$92	$119	$20
Owner-occupied	35	39	74	3
Total commercial	62	131	193	23
Commercial real estate:
Term	12	19	31	4
Total commercial real estate	12	19	31	4
Consumer:
Home equity credit line	5	14	19	4
1-4 family residential	15	65	80	8
Bankcard and other revolving plans	—	1	1	1
Total consumer loans	20	80	100	13
Total	$94	$230	$324	$40

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2020
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Commercial:
Commercial and industrial	$73	$67	$140	$22
Owner-occupied	38	38	76	4
Total commercial	111	105	216	26
Commercial real estate:
Term	12	19	31	3
Total commercial real estate	12	19	31	3
Consumer:
Home equity credit line	2	14	16	3
1-4 family residential	14	89	103	9
Bankcard and other revolving plans	—	1	1	1
Total consumer loans	16	104	120	13
Total	$139	$228	$367	$42
For accruing loans, interest is accrued, and interest payments are recognized into interest income according to the contractual loan agreement. For nonaccruing loans, the accrual of interest is discontinued, any uncollected or accrued interest is reversed or written-off from interest income in a timely manner (generally within one month), and any payments received on these loans are not recognized into interest income, but are applied as a reduction to the principal outstanding. For the three months ended March 31, 2021 and 2020, there was no interest income recognized on a cash basis during the period the loans were on nonaccrual.
The amount of accrued interest receivables written-off by reversing interest income during the period is summarized by loan portfolio segment as follows:

(In millions)	Three Months Ended March 31,
	2021	2020
Commercial	$3	$4
Commercial real estate	1	—
Consumer	—	—
Total	$4	$4
Past Due Loans
Closed-end loans with payments scheduled monthly are reported as past due when the borrower is in arrears for two or more monthly payments. Similarly, open-end credits, such as bankcard and other revolving credit plans, are reported as past due when the minimum payment has not been made for two or more billing cycles. Other multi-payment obligations (i.e., quarterly, semi-annual, etc.), single payment, and demand notes, are reported as past due when either principal or interest is due and unpaid for a period of 30 days or more.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Past due loans (accruing and nonaccruing) are summarized as follows:

	March 31, 2021
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Commercial:
Commercial and industrial	$12,770	$32	$41	$73	$12,843	$6	$81
PPP	6,465	—	—	—	6,465	—	—
Leasing	310	—	—	—	310	—	—
Owner-occupied	8,057	38	17	55	8,112	2	45
Municipal	3,234	—	—	—	3,234	—	—
Total commercial	30,836	70	58	128	30,964	8	126
Commercial real estate:
Construction and land development	2,443	—	—	—	2,443	—	—
Term	9,575	36	6	42	9,617	—	25
Total commercial real estate	12,018	36	6	42	12,060	—	25
Consumer:
Home equity credit line	2,686	4	5	9	2,695	—	11
1-4 family residential	6,582	17	31	48	6,630	—	40
Construction and other consumer real estate	589	—	—	—	589		—
Bankcard and other revolving plans	407	1	1	2	409	1	—
Other	125	—	—	—	125	—	—
Total consumer loans	10,389	22	37	59	10,448	1	51
Total	$53,243	$128	$101	$229	$53,472	$9	$202

	December 31, 2020
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Commercial:
Commercial and industrial	$13,388	$26	$30	$56	$13,444	$2	$109
PPP	5,572	—	—	—	5,572	—	—
Leasing	320	—	—	—	320	—	1
Owner-occupied	8,129	34	22	56	8,185	—	48
Municipal	2,951	—	—	—	2,951	—	—
Total commercial	30,360	60	52	112	30,472	2	158
Commercial real estate:
Construction and land development	2,341	—	4	4	2,345	4	—
Term	9,692	57	10	67	9,759	4	13
Total commercial real estate	12,033	57	14	71	12,104	8	13
Consumer:
Home equity credit line	2,733	8	4	12	2,745	—	9
1-4 family residential	6,891	12	66	78	6,969	—	33
Construction and other consumer real estate	630	—	—	—	630		—
Bankcard and other revolving plans	428	2	2	4	432	2	1
Other	123	1	—	1	124	—	—
Total consumer loans	10,805	23	72	95	10,900	2	43
Total	$53,198	$140	$138	$278	$53,476	$12	$214
1 Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Credit Quality Indicators
In addition to the nonaccrual and past due criteria, we also analyze loans using loan risk-grading systems, which vary based on the size and type of credit risk exposure. The internal risk grades we assign to loans are classified using the following definitions of Pass, Special Mention, Substandard, and Doubtful, which are consistent with published definitions of regulatory risk classifications.
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
The balance of loans classified as Doubtful was less than $1 million as of March 31, 2021 and was $4 million as of December 31, 2020.
We generally assign internal risk grades to commercial and CRE loans with commitments greater than $1 million based on financial and statistical models, individual credit analysis, and loan officer experience and judgment. For these larger loans, we assign one of multiple risk grades within the Pass classification or one of the risk classifications described previously. We confirm our internal risk grades quarterly, or as soon as we identify information that affects the credit risk of the loan.
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
The following schedule presents the amortized cost basis of loans and leases categorized by year of origination and risk classification as monitored by management. The year of origination is generally represented by the year the loan was either originated or the year in which the loan was renewed or restructured.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	March 31, 2021
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2021	2020	2019	2018	2017	Prior			Total loans
Commercial:
Commercial and industrial
Pass	$507	$1,637	$1,665	$1,013	$516	$430	$5,631	$66	$11,465
Special Mention	—	56	98	63	33	30	259	1	540
Accruing Substandard	9	60	178	109	36	23	303	1	719
Nonaccrual	15	16	2	4	8	27	38	9	119
Total commercial and industrial	531	1,769	1,943	1,189	593	510	6,231	77	12,843
PPP
Pass	2,460	4,005	—	—	—	—	—	—	6,465
Total PPP	2,460	4,005	—	—	—	—	—	—	6,465
Leasing
Pass	2	45	88	80	52	29	—	—	296
Special Mention	—	1	1	2	1	6	—	—	11
Accruing Substandard	—	1	1	—	—	1	—	—	3
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	2	47	90	82	53	36	—	—	310
Owner-occupied
Pass	331	1,563	1,129	1,130	878	2,181	154	35	7,401
Special Mention	4	66	62	52	29	87	7	4	311
Accruing Substandard	—	12	64	66	42	130	11	1	326
Nonaccrual	—	6	12	19	9	27	1	—	74
Total owner-occupied	335	1,647	1,267	1,267	958	2,425	173	40	8,112
Municipal
Pass	336	1,033	802	328	406	279	1	—	3,185
Special Mention	—	—	—	—	—	34	—	—	34
Accruing Substandard	—	9	—	—	—	6	—	—	15
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	336	1,042	802	328	406	319	1	—	3,234
Total commercial	3,664	8,510	4,102	2,866	2,010	3,290	6,405	117	30,964
Commercial real estate:
Construction and land development
Pass	114	656	935	204	42	4	445	4	2,404
Special Mention	1	2	2	—	—	—	5	—	10
Accruing Substandard	3	—	26	—	—	—	—	—	29
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	118	658	963	204	42	4	450	4	2,443
Term
Pass	537	2,383	1,729	1,396	648	1,884	254	16	8,847
Special Mention	49	102	54	140	38	103	—	3	489
Accruing Substandard	—	36	34	95	29	54	—	2	250
Nonaccrual	—	—	5	—	2	24	—	—	31
Total term	586	2,521	1,822	1,631	717	2,065	254	21	9,617
Total commercial real estate	704	3,179	2,785	1,835	759	2,069	704	25	12,060

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	March 31, 2021
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2021	2020	2019	2018	2017	Prior			Total loans
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	2,564	109	2,673
Special Mention	—	—	—	—	—	—	1	—	1
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	10	9	19
Total home equity credit line	—	—	—	—	—	—	2,577	118	2,695
1-4 family residential
Pass	260	1,160	921	745	971	2,490	—	—	6,547
Special Mention	—	—	—	—	—	1	—	—	1
Accruing Substandard	—	—	—	—	—	2	—	—	2
Nonaccrual	—	3	11	5	12	49	—	—	80
Total 1-4 family residential	260	1,163	932	750	983	2,542	—	—	6,630
Construction and other consumer real estate
Pass	13	251	241	64	11	9	—	—	589
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	13	251	241	64	11	9	—	—	589
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	404	2	406
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	—	1	1
Total bankcard and other revolving plans	—	—	—	—	—	—	406	3	409
Other consumer
Pass	28	36	30	18	8	5	—	—	125
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	28	36	30	18	8	5	—	—	125
Total consumer	301	1,450	1,203	832	1,002	2,556	2,983	121	10,448
Total loans	$4,669	$13,139	$8,090	$5,533	$3,771	$7,915	$10,092	$263	$53,472

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2020
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2020	2019	2018	2017	2016	Prior			Total loans
Commercial:
Commercial and industrial
Pass	$2,585	$2,743	$1,903	$829	$296	$228	$3,298	$109	$11,991
Special Mention	79	152	183	98	4	43	110	1	670
Accruing Substandard	123	157	129	44	26	17	141	6	643
Nonaccrual	57	2	10	8	2	15	36	10	140
Total commercial and industrial	2,844	3,054	2,225	979	328	303	3,585	126	13,444
PPP
Pass	5,572	—	—	—	—	—	—	—	5,572
Total PPP	5,572	—	—	—	—	—	—	—	5,572
Leasing
Pass	87	121	44	34	14	5	—	—	305
Special Mention	1	—	2	1	—	6	—	—	10
Accruing Substandard	2	1	1	1	—	—	—	—	5
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	90	122	47	36	14	11	—	—	320
Owner-occupied
Pass	1,588	1,205	1,167	895	585	1,806	161	11	7,418
Special Mention	72	65	60	60	51	41	9	3	361
Accruing Substandard	28	64	61	37	35	98	6	1	330
Nonaccrual	8	11	15	11	6	23	2	—	76
Total owner-occupied	1,696	1,345	1,303	1,003	677	1,968	178	15	8,185
Municipal
Pass	1,031	827	359	419	68	227	3	—	2,934
Special Mention	—	—	—	—	—	8	—	—	8
Accruing Substandard	—	—	—	—	—	9	—	—	9
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	1,031	827	359	419	68	244	3	—	2,951
Total commercial	11,233	5,348	3,934	2,437	1,087	2,526	3,766	141	30,472
Commercial real estate:
Construction and land development
Pass	558	933	267	41	1	6	423	3	2,232
Special Mention	24	43	11	—	—	—	5	—	83
Accruing Substandard	—	30	—	—	—	—	—	—	30
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	582	1,006	278	41	1	6	428	3	2,345
Term
Pass	2,524	1,858	1,639	761	778	1,291	73	20	8,944
Special Mention	110	89	177	42	23	85	—	5	531
Accruing Substandard	41	34	96	30	18	34	—	—	253
Nonaccrual	3	5	—	2	1	20	—	—	31
Total term	2,678	1,986	1,912	835	820	1,430	73	25	9,759
Total commercial real estate	3,260	2,992	2,190	876	821	1,436	501	28	12,104

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2020
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2020	2019	2018	2017	2016	Prior			Total loans
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	2,606	115	2,721
Special Mention	—	—	—	—	—	—	2	—	2
Accruing Substandard	—	—	—	—	—	—	6	—	6
Nonaccrual	—	—	—	—	—	—	11	5	16
Total home equity credit line	—	—	—	—	—	—	2,625	120	2,745
1-4 family residential
Pass	1,185	1,017	833	1,081	1,174	1,570	—	—	6,860
Special Mention	—	—	—	—	—	2	—	—	2
Accruing Substandard	—	—	1	—	2	1	—	—	4
Nonaccrual	2	12	7	19	15	48	—	—	103
Total 1-4 family residential	1,187	1,029	841	1,100	1,191	1,621	—	—	6,969
Construction and other consumer real estate
Pass	200	296	106	16	1	11	—	—	630
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	200	296	106	16	1	11	—	—	630
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	426	2	428
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	3	—	3
Nonaccrual	—	—	—	—	—	—	—	1	1
Total bankcard and other revolving plans	—	—	—	—	—	—	429	3	432
Other consumer
Pass	51	35	22	10	4	2	—	—	124
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	51	35	22	10	4	2	—	—	124
Total consumer	1,438	1,360	969	1,126	1,196	1,634	3,054	123	10,900
Total loans	$15,931	$9,700	$7,093	$4,439	$3,104	$5,596	$7,321	$292	$53,476

Modified and Restructured Loans
Loans may be modified in the normal course of business for competitive reasons or to strengthen our collateral position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which we have granted a concession that we would not otherwise consider, are considered troubled debt restructurings (“TDRs”).
Consistent with recent accounting and regulatory guidance, loan modifications provided to borrowers experiencing financial difficulties exclusively related to the COVID-19 pandemic, in which we provide certain short-term modifications or payment deferrals, are not classified as TDRs. The TDRs disclosed subsequently do not include

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
these loan modifications. Other loan modifications above and beyond these short-term modifications or payment deferrals were assessed for TDR classification.
For further discussion of our policies and processes regarding TDRs, see Note 6 of our 2020 Form 10-K.
Selected information on TDRs, including the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	March 31, 2021
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$—	$—	$—	$—	$21	$19	$40
Owner-occupied	5	3	—	1	9	14	32
Total commercial	5	3	—	1	30	33	72
Commercial real estate:
Term	1	18	—	35	94	22	170
Total commercial real estate	1	18	—	35	94	22	170
Consumer:
Home equity credit line	—	1	6	—	—	2	9
1-4 family residential	7	1	3	—	1	17	29
Total consumer loans	7	2	9	—	1	19	38
Total accruing	13	23	9	36	125	74	280
Nonaccruing
Commercial:
Commercial and industrial	17	1	—	2	9	51	80
Owner-occupied	5	—	—	3	—	15	23
Total commercial	22	1	—	5	9	66	103
Commercial real estate:
Term	2	—	—	13	3	5	23
Total commercial real estate	2	—	—	13	3	5	23
Consumer:
Home equity credit line	—	—	2	—	—	—	2
1-4 family residential	1	1	—	—	—	4	6
Total consumer loans	1	1	2	—	—	4	8
Total nonaccruing	25	2	2	18	12	75	134
Total	$38	$25	$11	$54	$137	$149	$414
1 Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.
2 Includes TDRs that resulted from a combination of any of the previous modification types.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2020
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$—	$—	$—	$—	$3	$4	$7
Owner-occupied	5	1	—	4	4	8	22
Total commercial	5	1	—	4	7	12	29
Commercial real estate:
Term	1	—	—	16	94	23	134
Total commercial real estate	1	—	—	16	94	23	134
Consumer:
Home equity credit line	—	1	7	—	—	2	10
1-4 family residential	4	1	3	—	2	15	25
Total consumer loans	4	2	10	—	2	17	35
Total accruing	10	3	10	20	103	52	198
Nonaccruing
Commercial:
Commercial and industrial	—	—	—	3	10	52	65
Owner-occupied	5	—	—	3	—	10	18
Total commercial	5	—	—	6	10	62	83
Commercial real estate:
Term	2	—	—	13	3	2	20
Total commercial real estate	2	—	—	13	3	2	20
Consumer:
Home equity credit line	—	—	2	—	—	—	2
1-4 family residential	1	1	—	—	—	6	8
Total consumer loans	1	1	2	—	—	6	10
Total nonaccruing	8	1	2	19	13	70	113
Total	$18	$4	$12	$39	$116	$122	$311
1 Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.
2 Includes TDRs that resulted from a combination of any of the previous modification types.
Unfunded lending commitments on TDRs totaled $12 million and $3 million at March 31, 2021 and December 31, 2020, respectively.
The total recorded investment of all TDRs in which interest rates were modified below market was $110 million at March 31, 2021 and $76 million at December 31, 2020. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the three months ended March 31, 2021 and 2020 was not significant.
On an ongoing basis, we monitor the performance of all TDRs according to their restructured terms. Subsequent payment default is defined in terms of delinquency, when principal or interest payments are past due 90 days or more for commercial loans, or 60 days or more for consumer loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the three months ended March 31, 2021 and 2020, which are still in default at period end, and are within 12 months or less of being modified as TDRs was approximately $1 million for both periods, primarily in the commercial and industrial loan portfolio. Total loans modified as TDRs during the 12 months previous to March 31, 2021 and 2020 were $331 million and $59 million, respectively.
Collateral-Dependent Loans
As discussed previously, when a loan is individually evaluated for expected credit losses, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral.
Select information on loans for which the repayment is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulties, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

	March 31, 2021
(In millions)	Amortized cost	Major types of collateral	Weighted average LTV[1]
Commercial:
Commercial and industrial	$21	Single family residential, Agriculture	48%
Owner-occupied	9	Office building	39%
Commercial real estate:
Term	11	Multi-family, Hotel/Motel, Retail	47%
Consumer:
Home equity credit line	6	Single family residential	46%
1-4 family residential	3	Single family residential	62%
Total	$50
1 The fair value is based on the most recent appraisal or other collateral evaluation.

	December 31, 2020
(In millions)	Amortized cost	Major types of collateral	Weighted average LTV[1]
Commercial:
Commercial and industrial	$20	Single family residential, Agriculture	55%
Owner-occupied	10	Office Building	47%
Commercial real estate:
Term	12	Multi-family, Hotel/Motel, Retail	58%
Consumer:
Home equity credit line	3	Single family residential	34%
1-4 family residential	2	Single family residential	60%
Total	$47
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
At March 31, 2021 and December 31, 2020, we did not have any foreclosed residential real estate property. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $8 million and $10 million for the same periods, respectively.
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Accounting
Our primary objective for using derivatives is to manage risks, primarily interest rate risk. We use derivatives to manage volatility in interest income, interest expense, earnings, and capital by adjusting our interest rate sensitivity

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
to minimize the impact of fluctuations in interest rates. Derivatives are used to stabilize forecasted interest income from variable-rate assets and to modify the coupon or the duration of fixed-rate financial assets or liabilities as we consider advisable. We also use derivatives as a product for our customers to manage their risks. For a more detailed discussion of the use of and accounting policies regarding derivative instruments, see Note 7 of our 2020 Form 10-K.
Fair Value Hedges of Liabilities – As of March 31, 2021, we had one receive-fixed interest rate swap with a notional amount of $500 million designated in a qualifying fair value hedge relationship of fixed-rate debt. The receive-fixed interest rate swap effectively converts the interest on our fixed-rate debt to floating. During the first quarter of 2021, derivatives designated as fair value hedges of debt decreased in value by $35 million which was offset by changes in the fair value of the hedged debt instruments as shown in the schedules below. During the first quarter of 2021, we amortized $3 million of cumulative unamortized debt basis adjustments related to previously terminated fair value hedges of debt. We had $9 million of unamortized debt basis adjustments from previously designated fair value hedges remaining.
Fair Value Hedges of Assets – As of March 31, 2021, we had pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $383 million designated as fair value hedges of certain AFS securities. These swaps effectively convert the fixed interest income to a floating rate on the hedged portion of the securities. During the first quarter of 2021, derivatives designated as fair value hedges of fixed-rate AFS securities increased in value by $48 million, which was offset by changes in value of the hedged securities, as shown in the schedules below. We had $7 million of unamortized basis adjustments to AFS securities from previously designated fair value hedges.
Cash Flow Hedges – As of March 31, 2021, we had $3.5 billion notional amount of receive-fixed interest rate swaps designated as cash flow hedges of pools of floating-rate commercial loans. During the first quarter of 2021, our cash flow hedge portfolio decreased in value by $20 million, which was recorded in AOCI. The amounts deferred in AOCI are reclassified into earnings in the periods in which the interest payments occur (i.e., when the hedged forecasted transactions affect earnings).
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. For a more detailed discussion of collateral and credit risk related to our derivative contracts, see Note 7 of our 2020 Form 10-K.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for by the contractual terms. At March 31, 2021, the fair value of our derivative liabilities was $284 million, for which we were required to pledge cash collateral of $76 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s (“S&P”) or Moody’s at March 31, 2021, there would likely be $2 million of additional collateral required to be pledged. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at March 31, 2021 and December 31, 2020, is summarized as follows:

	March 31, 2021			December 31, 2020
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets:
Purchased interest rate floors	$—	$—	$—	$—	$—	$—
Receive-fixed interest rate swaps	3,450	—	—	3,150	—	—
Fair value hedges:
Debt hedges: Receive-fixed interest rate swaps	500	—	—	500	—	—
Asset hedges: Pay-fixed interest rate swaps	383	15	—	383	3	—
Total derivatives designated as hedging instruments	4,333	15	—	4,033	3	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives [1,2]	6,229	228	47	5,986	390	2
Offsetting interest rate derivatives [2]	6,229	52	233	5,986	3	409
Other interest rate derivatives	1,542	14	1	1,649	20	3
Foreign exchange derivatives	268	3	3	223	4	4
Total derivatives not designated as hedging instruments	14,268	297	284	13,844	417	418
Total derivatives	$18,601	$312	$284	$17,877	$420	$418
1 Customer-facing interest rate derivatives include a net CVA that was less than $1 million as of March 31, 2021, and an $18 million net credit valuation adjustment reducing the fair value amount as of December 31, 2020. These adjustments are required to reflect both our nonperformance risk and that of the respective counterparty.
2 The fair value amounts for these derivatives do not include the settlement amounts for those trades that are centrally cleared. Once the settlement amounts with the clearing houses are included the derivative fair values would be the following:

	March 31, 2021		December 31, 2020
(In millions)	Other assets	Other liabilities	Other assets	Other liabilities
Customer-facing interest rate derivatives	$228	$47	$390	$2
Offsetting interest rate derivatives	5	20	1	29

The amount of derivative gains (losses) from cash flow and fair value hedges that was deferred in OCI or recognized in earnings for the three months ended March 31, 2021 and 2020 is shown in the schedules below.

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended March 31, 2021
(In millions)	Effective Portion of Derivatives Gain/(Loss) Deferred in OCI	Excluded Components Deferred in OCI (Amortization Approach)	Amount of Gain/(Loss) Reclassified from OCI into Income	Interest on Fair Value Hedges	Hedge Ineffectiveness / OCI Reclass due to Missed Forecast
Cash flow hedges of floating-rate assets:[1]
Purchased interest rate floors	$—	$—	$3	$—	$—
Interest rate swaps	(5)	—	12	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	2	—
Basis amortization on terminated hedges [2,3]	—	—	—	3	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	—	(1)	—
Basis amortization on terminated hedges [2,3]	—	—	—	—	—
Total derivatives designated as hedging instruments	$(5)	$—	$15	$4	$—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended March 31, 2020
(In millions)	Effective Portion of Derivatives Gain/(Loss) Deferred in OCI	Excluded Components Deferred in OCI (Amortization Approach)	Amount of Gain/(Loss) Reclassified from OCI into Income	Interest on Fair Value Hedges	Hedge Ineffectiveness / OCI Reclass due to Missed Forecast
Cash flow hedges of floating-rate assets:[1]
Purchased interest rate floors	$—	$—	$3	$—	$—
Interest rate swaps	92	—	1	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	2	—
Basis amortization on terminated hedges [2,3]	—	—	—	—	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	—	—	—
Basis amortization on terminated hedges [2,3]	—	—	—	—	—
Total derivatives designated as hedging instruments	$92	$—	$4	$2	$—

Note: These schedules are not intended to present, at any given time, our long/short position with respect to our derivative contracts.
1 Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss). For the 12 months following March 31, 2021, we estimate that $57 million will be reclassified from AOCI into interest income.
2 Adjustment to interest expense resulting from the amortization of the debt basis adjustment on fixed-rate debt previously hedged by terminated receive-fixed interest rate.
3The cumulative unamortized basis adjustment from previously terminated or redesignated fair value hedges as of March 31, 2021 is $9 million and $7 million of terminated fair value debt and asset hedges, respectively. The amortization of the cumulative unamortized basis adjustment from asset hedges is not shown in the schedules because it is not significant.
The amount of gains (losses) recognized from derivatives not designated as accounting hedges is as follows:

	Other Noninterest Income/(Expense)
(In millions)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	$(182)	$312
Offsetting interest rate derivatives	206	(313)
Other interest rate derivatives	(4)	9
Foreign exchange derivatives	5	7
Total derivatives not designated as hedging instruments	$25	$15
The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented.

	Gain/(loss) recorded in income
	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(In millions)	Derivatives[2]	Hedged items	Total income statement impact	Derivatives[2]	Hedged items	Total income statement impact
Debt: Receive-fixed interest rate swaps[1,2]	$(35)	$35	$—	$71	$(71)	$—
Assets: Pay-fixed interest rate swaps [1,2]	48	(48)	—	—	—	—

1 Consists of hedges of benchmark interest rate risk of fixed-rate long-term debt and fixed-rate AFS securities. Gains and losses were recorded in net interest expense or income consistent with the hedged items.
2 The income/expense for derivatives does not reflect interest income/expense from periodic accruals and payments to be consistent with the presentation of the gains/(losses) on the hedged items.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule provides selected information regarding basis adjustments for hedged items.

	Par value of hedged assets/(liabilities)		Carrying amount of the hedged assets/(liabilities)[1]		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item
(In millions)	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Long-term fixed-rate debt	$(500)	$(500)	$(502)	$(537)	$(2)	$(37)
Fixed-rate AFS securities	383	383	314	362	(69)	(21)
1 Carrying amounts displayed above exclude issuance and purchase discounts or premiums and unamortized issuance/acquisition costs and also exclude amounts related to terminated fair value hedges.
8. LEASES
We determine if a contract is a lease or contains a lease at inception. The right to use leased assets for the lease term are considered ROU assets. Operating lease assets are included in “Other assets,” and finance lease assets are included in “Premises, equipment and software, net.” Lease liabilities for operating leases are included in “Other liabilities,” and finance leases are included in “Long-term debt” on our consolidated balance sheet. For a more detailed discussion of our lease policies, see Note 8 of our 2020 Form 10-K.
We have operating and finance leases for branches, corporate offices, and data centers. Our equipment leases are not material. At March 31, 2021, we had 420 branches, of which 272 are owned and 148 are leased. We lease our headquarters in Salt Lake City, Utah, and other office or data centers are either owned or leased.
We may enter into certain lease arrangements with a term of 12 months or less, and we have elected to exclude these from capitalization. The length of our commitments for leases ranges from 2021 to 2062, some of which include options to extend or terminate the leases.
Assets recorded under operating leases were $204 million at March 31, 2021, and $213 million at December 31, 2020, while assets recorded under finance leases were $4 million for the same periods. We utilized a secured incremental borrowing rate based on the remaining term of the lease as of the effective date for the discount rate to determine our lease right-of-use (“ROU”) assets and liabilities. The following schedule presents lease-related assets and liabilities, their weighted average remaining life, and the weighted average discount rate.

(Dollar amounts in millions)	March 31, 2021	December 31, 2020

Operating assets and liabilities
Operating right-of-use assets, net of amortization	$204	$213
Operating lease liabilities	231	240
Weighted average remaining lease term (years)
Operating leases	8.8	8.9
Finance leases	19.0	19.2
Weighted average discount rate
Operating leases	2.9%	2.9%
Finance leases	3.1%	3.1%
The components of lease expense are as follows:

	Three Months Ended March 31,
(In millions)	2021	2020

Operating lease costs	$12	$12
Variable lease costs	12	12
Total lease cost	$24	$24

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Supplemental cash flow information related to leases is as follows:

	Three Months Ended March 31,
(In millions)	2021	2020

Cash paid for amounts in the measurement of lease liabilities:
Operating cash disbursements from operating leases	$12	$13
ROU assets obtained in exchange for lease liabilities:

	Three Months Ended March 31,
(In millions)	2021	2020

New operating lease liabilities	$—	$3
Maturities analysis for operating lease liabilities as of March 31, 2021 is as follows (contractual undiscounted lease payments):

(In millions)

2021 [1]	$37
2022	46
2023	40
2024	30
2025	21
Thereafter	95
Total	$269
1 Contractual maturities for the nine months remaining in 2021.
We enter into certain lease agreements where we are the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which we occupy portions of the building. Operating lease income was $3 million for both the first quarter of 2021 and 2020.
We make equipment leases, considered to be sales-type leases or direct financing leases, totaling $310 million and $320 million as of March 31, 2021 and December 31, 2020, respectively. We recorded income of $3 million on these leases for both the first quarter of 2021 and 2020.
9. LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
Long-term debt is summarized as follows:

(In millions)	March 31, 2021	December 31, 2020

Subordinated notes	$584	$619
Senior notes	711	713
Finance lease obligations	4	4
Total	$1,299	$1,336
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount, unamortized debt issuance costs, and basis adjustments for interest rate swaps designated as fair value hedges.
Common Stock
Our common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. As of March 31, 2021, there were 164.0 million shares of $0.001 par value common stock outstanding. The balance of common stock and additional paid-in capital was $2.7 billion at March 31, 2021, and decreased $33 million, or 1%, from December 31, 2020, primarily due to common stock repurchases. During the

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
first quarter of 2021, we repurchased 1.0 million common shares outstanding for $50 million at an average price of $49.78 per share.
Accumulated Other Comprehensive Income
Accumulated other comprehensive income decreased to $148 million at March 31, 2021, from $325 million at December 31, 2020, primarily as a result of decreases in the fair value of AFS securities due to changes in interest rates. Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Three Months Ended March 31, 2021
Balance at December 31, 2020	$258	$69	$(2)	$325

OCI (loss) before reclassifications, net of tax	(165)	(1)	—	(166)
Amounts reclassified from AOCI, net of tax	—	(11)	—	(11)
Other comprehensive income (loss)	(165)	(12)	—	(177)
Balance at March 31, 2021	$93	$57	$(2)	$148
Income tax benefit included in other comprehensive income (loss)	$(53)	$(4)	$—	$(57)
Three Months Ended March 31, 2020
Balance at December 31, 2019	$29	$28	$(14)	$43

OCI before reclassifications, net of tax	147	71	—	218
Amounts reclassified from AOCI, net of tax	—	(2)	—	(2)
Other comprehensive income	147	69	—	216
Balance at March 31, 2020	$176	$97	$(14)	$259
Income tax expense included in OCI	$48	$23	$—	$71

	Amounts reclassified from AOCI [1]		Statement of income (SI)
(In millions)	Three Months Ended March 31,
Details about AOCI components	2021	2020		Affected line item

Net unrealized gains on derivative instruments	$15	$3	SI	Interest and fees on loans
Income tax expense	4	1
Amounts Reclassified from AOCI	11	2
1 Positive reclassification amounts indicate increases to earnings in the statement of income.
10. COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In millions)	March 31, 2021	December 31, 2020

Net unfunded commitments to extend credit [1]	$24,654	$24,217
Standby letters of credit:
Financial	571	531
Performance	237	167
Commercial letters of credit	25	34
Total unfunded lending commitments	$25,487	$24,949
1 Net of participations

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Our 2020 Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At March 31, 2021, we had recorded $5 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $2 million attributable to the RULC and $3 million of deferred commitment fees.
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
As of March 31, 2021, we were subject to the following material litigation or governmental inquiries:
•a civil suit, JTS Communities, Inc. et. al v. CB&T, Jun Enkoji and Dawn Satow, brought against us in the Superior Court for Sacramento County, California in June 2017. In this case four investors in our former customer, International Manufacturing Group (“IMG”) seek to hold us liable for losses arising from their investments in that company, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. This case is in the discovery phase with dispositive motion practice having been completed. Currently, trial is scheduled for June 2021; however, the Court and parties intend to reschedule the trial to occur during the October through December 2021 time frame.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available as of March 31, 2021, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $40 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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
11. REVENUE RECOGNITION
We derive our revenue primarily from interest income on loans and securities, which was approximately 76% of our total income in the first quarter of 2021. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. For a discussion of our revenue recognition from contracts, and the implementation of ASC 606, see Note 17 of our 2020 Form 10-K.
Disaggregation of Revenue
The schedule below presents noninterest income and net revenue by operating business segments for the three months ended March 31, 2021 and 2020. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity.

	Zions Bank		Amegy		CB&T
(In millions)	2021	2020	2021	2020	2021	2020

Commercial account fees	$11	$11	$9	$9	$6	$6
Card fees	13	12	6	6	4	4

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Retail and business banking fees	5	5	4	4	3	3
Capital markets and foreign exchange fees	—	—	1	2	—	—
Wealth management fees	5	4	3	3	1	1
Other customer-related fees	1	2	1	2	1	2
Total noninterest income from contracts with customers (ASC 606)	35	34	24	26	15	16
Other noninterest income (Non-ASC 606 customer related)	5	5	8	9	8	8
Total customer-related fees	40	39	32	35	23	24
Other noninterest income (noncustomer-related)	(1)	(1)	—	1	1	1
Total noninterest income	39	38	32	36	24	25
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	157	163	116	120	131	124
Total income less interest expense	$196	$201	$148	$156	$155	$149

	NBAZ		NSB		Vectra
(In millions)	2021	2020	2021	2020	2021	2020

Commercial account fees	$2	$2	$2	$2	$2	$2
Card fees	2	3	3	3	1	1
Retail and business banking fees	2	2	3	3	1	1
Capital markets and foreign exchange fees	—	—	—	—	—	—
Wealth management fees	1	1	1	1	—	—
Other customer-related fees	—	—	—	—	1	1
Total noninterest income from contracts with customers (ASC 606)	7	8	9	9	5	5
Other noninterest income (Non-ASC 606 customer related)	4	3	4	2	3	3
Total customer-related fees	11	11	13	11	8	8
Other noninterest income (noncustomer-related)	—	—	—	—	—	—
Total noninterest income	11	11	13	11	8	8
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	52	54	37	35	34	33
Total income less interest expense	$63	$65	$50	$46	$42	$41

	TCBW		Other		Consolidated Bank
(In millions)	2021	2020	2021	2020	2021	2020

Commercial account fees	$1	$1	$(1)	$(2)	$32	$31
Card fees	—	—	—	1	29	30
Retail and business banking fees	—	—	(1)	1	17	19
Capital markets and foreign exchange fees	—	—	1	1	2	3
Wealth management fees	—	—	—	—	11	10
Other customer-related fees	—	—	7	4	11	11
Total noninterest income from contracts with customers (ASC 606)	1	1	6	5	102	104
Other noninterest income (Non-ASC 606 customer related)	—	—	(1)	9	31	39
Total customer-related fees	1	1	5	14	133	143
Other noninterest income (noncustomer-related)	—	—	36	(10)	36	(9)
Total noninterest income	1	1	41	4	169	134
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	13	12	5	7	545	548
Total income less interest expense	$14	$13	$46	$11	$714	$682
d

Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in Other Assets. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically not significant.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
12. INCOME TAXES
The effective income tax rate of 21.7% for the first quarter of 2021 was higher than the 2020 first quarter rate of 12.5%. The income tax rates for 2021 and 2020 were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance, and were increased by the non-deductibility of Federal Deposit Insurance Corporation (“FDIC”) premiums, certain executive compensation, and other fringe benefits. Further, the 2020 tax rate was reduced as a result of the proportional increase in nontaxable items and tax credits relative to pretax book income when compared with 2021.
We had a net deferred tax liability (“DTL”) balance of $16 million at March 31, 2021, compared with $3 million at December 31, 2020. The increase in net DTL resulted primarily from net charge-offs exceeding the provision for loan losses and a decrease in accrued compensation. A decrease in unrealized gains in OCI, related to securities, offset some of the overall increase in DTL.
We had no valuation allowance at March 31, 2021 or December 31, 2020. We evaluate the DTAs on a regular basis to determine whether a valuation allowance is required. In conducting this evaluation, we have considered all available evidence, both positive and negative, based on the more likely than not criteria that such assets will be realized. This evaluation includes, but is not limited to: (1) available carryback potential to prior tax years; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with DTAs; (3) potential tax planning strategies; and (4) future projected taxable income. Based on this evaluation, and considering the weight of the positive evidence compared with the negative evidence, we have concluded that a valuation allowance was not required as of March 31, 2021.
13. NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

	Three Months Ended March 31,
(In millions, except shares and per share amounts)	2021	2020

Basic:
Net income	$322	$14
Less common and preferred dividends	64	64
Undistributed earnings	258	(50)
Less undistributed earnings applicable to nonvested shares	2	—
Undistributed earnings applicable to common shares	256	(50)
Distributed earnings applicable to common shares	56	57
Total earnings applicable to common shares	$312	$7
Weighted average common shares outstanding (in thousands)	163,551	164,143
Net earnings per common share	$1.90	$0.04
Diluted:
Total earnings applicable to common shares	$312	$7
Weighted average common shares outstanding (in thousands)	163,551	164,143
Dilutive effect of common stock warrants (in thousands)	—	7,810
Dilutive effect of restricted stock awards and units (in thousands)	—	665
Dilutive effect of stock options (in thousands)	336	380
Weighted average diluted common shares outstanding (in thousands)	163,887	172,998
Net earnings per common share	$1.90	$0.04

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share.

	Three Months Ended March 31,
(In thousands)	2021	2020

Restricted stock and restricted stock units	1,414	627
Stock options	377	766

14. OPERATING SEGMENT INFORMATION
We manage our operations and prepare management reports and other information with a primary focus on geographic area. We conduct our operations primarily through seven separately managed affiliate banks, each with its own local branding and management team, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. These affiliate banks comprise our primary business segments. Performance assessment and resource allocation are based upon this geographic structure. The operating segment identified as “Other” includes certain non-bank financial service subsidiaries, centralized back-office functions, and eliminations of transactions between segments.
We allocate the cost of centrally provided services to the business segments based upon estimated or actual usage of those services. We also allocate capital based on the risk-weighted assets held at each business segment. We use an internal funds transfer pricing (“FTP”) allocation system and process to report results of operations for business segments, which is continually refined. In the third quarter of 2020, we allocated the net interest income associated with our Treasury department to the business segments. Historically, this amount was presented in the “Other” segment. Prior period amounts have been revised to reflect the impact of this change had it been instituted in the periods presented. Total average loans and deposits presented for the business segments include insignificant intercompany amounts between business segments and may also include deposits with the “Other” segment.
As of March 31, 2021, Zions Bank operated 95 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. Amegy operated 76 branches in Texas. CB&T operated 84 branches in California. NBAZ operated 56 branches in Arizona. NSB operated 45 branches in Nevada. Vectra operated 34 branches in Colorado and one branch in New Mexico. TCBW operated two branches in Washington and one branch in Oregon.
The accounting policies of the individual business segments are the same as those of the Bank. Transactions between business segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations.
The following schedules do not present total assets or income tax expense for each operating segment, but instead present average loans, average deposits, and income before income taxes because we use these metrics when evaluating performance and making decisions pertaining to the business segments. The condensed statement of income identifies the components of income and expense which affect the operating amounts presented in the “Other” segment.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information for the three months ended March 31, 2021 and 2020:

	Zions Bank		Amegy		CB&T
(In millions)	2021	2020	2021	2020	2021	2020
SELECTED INCOME STATEMENT DATA
Net interest income	$157	$163	$116	$120	$131	$124
Provision for credit losses	(11)	53	(53)	103	(37)	38
Net interest income after provision for credit losses	168	110	169	17	168	86
Noninterest income	39	38	32	36	24	25
Noninterest expense	117	110	85	82	80	77
Income (loss) before income taxes	$90	$38	$116	$(29)	$112	$34
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$13,730	$13,001	$12,704	$12,399	$13,051	$11,022
Total average deposits	21,711	15,930	14,243	11,664	15,183	12,129

	NBAZ		NSB		Vectra
(In millions)	2021	2020	2021	2020	2021	2020
SELECTED INCOME STATEMENT DATA
Net interest income	$52	$54	$37	$35	$34	$33
Provision for credit losses	(10)	20	(18)	12	—	25
Net interest income after provision for credit losses	62	34	55	23	34	8
Noninterest income	11	11	13	11	8	8
Noninterest expense	38	36	36	35	28	27
Income (loss) before income taxes	$35	$9	$32	$(1)	$14	$(11)
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,108	$4,736	$3,247	$2,716	$3,451	$3,102
Total average deposits	6,544	5,103	6,069	4,828	4,279	2,988

	TCBW		Other		Consolidated Bank
(In millions)	2021	2020	2021	2020	2021	2020
SELECTED INCOME STATEMENT DATA
Net interest income	$13	$12	$5	$7	$545	$548
Provision for credit losses	(3)	5	—	2	(132)	258
Net interest income after provision for credit losses	16	7	5	5	677	290
Noninterest income	1	1	41	4	169	134
Noninterest expense	6	6	45	35	435	408
Income (loss) before income taxes	$11	$2	$1	$(26)	$411	$16
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,573	$1,258	$801	$563	$53,665	$48,797
Total average deposits	1,398	1,047	2,019	3,220	71,446	56,909

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate and market risks are among the most significant risks regularly undertaken by us, and they are closely monitored as previously discussed. A discussion regarding our management of interest rate and market risk is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021. There were no changes in our internal control over financial reporting during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 1.A RISK FACTORS
We believe there have been no material changes in the risk factors included in Zions Bancorporation, National Association's 2020 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes our share repurchases for the first quarter of 2021:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs

January	822	$50.02	—
February	1,009,396	49.79	1,004,005
March	1,925	56.44	—
First quarter	1,012,143	49.81	1,004,005
1 Represents common shares acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options under provisions of an employee share-based compensation plan.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
a.Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in Inline XBRL (i) the Consolidated Balance Sheets as of March 31,2021 and December 31, 2020, (ii) the Consolidated Statements of Income for the three months ended March 31, 2021 and March 31, 2020, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and March 31, 2020, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2021 and March 31, 2020, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and March 31, 2020 and (vi) the Notes to Consolidated Financial Statement (filed herewith).

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.
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
Date: May 6, 2021