Form 10-Q
period 2021-06-30
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2021-08-05
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
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
Number of common shares outstanding at July 30, 2021                        162,070,463 shares

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
GLOSSARY OF ACRONYMS

ACL	Allowance for Credit Losses	HTM	Held-to-Maturity
AFS	Available-for-Sale	IMG	International Manufacturing Group
ALCO	Asset/Liability Committee	IOSCO	International Organization of Securities Commissions
ALLL	Allowance for Loan and Lease Losses	IPO	Initial Public Offering
ALM	Asset Liability Management	LIBOR	London Interbank Offered Rate
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	MD&A	Management’s Discussion and Analysis
AOCI	Accumulated Other Comprehensive Income	Municipalities	State and Local Governments
ASC	Accounting Standards Codification	NASDAQ	National Association of Securities Dealers Automated Quotations
ASU	Accounting Standards Update	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
bps	basis points	NIM	Net Interest Margin
BSBY	Bloomberg Short-Term Bank Yield Index	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	OCI	Other Comprehensive Income
CECL	Current Expected Credit Loss	OREO	Other Real Estate Owned
CET1	Common Equity Tier 1 (Basel III)	PEI	Private Equity Investment
CFPB	Consumer Financial Protection Bureau	PPNR	Pre-provision Net Revenue
CLTV	Combined Loan-to-Value Ratio	PPP	Paycheck Protection Program
COSO	Committee of Sponsoring Organizations of the Treadway Commission	ROC	Risk Oversight Committee
CRE	Commercial Real Estate	ROU	Right-of-Use
CVA	Credit Valuation Adjustment	RULC	Reserve for Unfunded Lending Commitments
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	S&P	Standard and Poor's
DTA	Deferred Tax Asset	SBA	Small Business Administration
DTL	Deferred Tax Liability	SBIC	Small Business Investment Company
EaR	Earnings at Risk	SEC	Securities and Exchange Commission
ERM	Enterprise Risk Management	SOFR	Secured Overnight Financing Rate
EVE	Economic Value of Equity at Risk	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
FASB	Financial Accounting Standards Board	TDR	Troubled Debt Restructuring
FCA	Financial Conduct Authority	Tier 1	Common Equity Tier 1 (Basel III) and Additional Tier 1 Capital
FDIC	Federal Deposit Insurance Corporation	U.S.	United States
FDICIA	Federal Deposit Insurance Corporation Improvement Act	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
FHLB	Federal Home Loan Bank	Zions Bancorporation, N.A.	Zions Bancorporation, National Association
FTP	Funds Transfer Pricing	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association
GAAP	Generally Accepted Accounting Principles
HECL	Home Equity Credit Line

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
PART I.    FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
This quarterly report includes “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and assumptions regarding future events or determinations, all of which are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements, industry trends, and results or regulatory outcomes to differ materially from those expressed or implied. Forward-looking statements include, among others:
•statements with respect to the beliefs, plans, objectives, goals, targets, commitments, designs, guidelines, expectations, anticipations, and future financial condition, results of operations and performance of Zions Bancorporation, National Association and its subsidiaries (collectively “Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”); and
•statements preceded or followed by, or that include the words “may,” “might,” “can,” “continue,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “forecasts,” “expect,” “intend,” “target,” “commit,” “design,” “plan,” “projects,” “will,” and the negative thereof and similar words and expressions.
These forward-looking statements are not guarantees, nor should they be relied upon as representing management’s views as of any subsequent date. Actual results and outcomes may differ materially from those presented.
Although this list is not comprehensive, important factors that may cause such material differences include changes in general economic and industry conditions; changes and uncertainties in legislation and fiscal, monetary, regulatory, trade and tax policies; changes in interest rates and uncertainty regarding the transition away from the London Interbank Offered Rate (“LIBOR”) toward other reference rates; the quality and composition of our loan and securities portfolios; competitive pressures and other factors that may affect aspects of our business, such as pricing and demand for our products and services; our ability to execute our strategic plans, manage our risks, and achieve our business objectives; our ability to develop and maintain information security systems and controls designed to guard against fraud, cyber, and privacy risks; and the effects of the COVID-19 pandemic or other national or international crises or conflicts that may occur in the future and governmental responses to such matters. These factors, risks, and uncertainties, among others, are discussed in our 2020 Form 10-K and subsequent filings with the Securities and Exchange Commission.
We caution against the undue reliance on forward-looking statements, which reflect our views only as of the date they are made. Except to the extent required by law, we specifically disclaim any obligation to update any factors or to publicly announce the revisions to any of the forward-looking statements included herein to reflect future events or developments.
GAAP to NON-GAAP RECONCILIATIONS
This Form 10-Q presents non-GAAP financial measures, in addition to GAAP financial measures, to provide investors with additional information. The adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are presented in the following schedules. We consider these adjustments to be relevant to ongoing operating results and to provide a meaningful base for period-to-period and company-to-company comparisons. We use these non-GAAP financial measures to assess our performance, financial position, and for presentations of our performance to investors. We believe that presenting these non-GAAP financial measures permits investors to assess our performance on the same basis as that applied by our management and the financial services industry.
Non-GAAP financial measures have inherent limitations and are not necessarily comparable to similar capital measures that may be presented by other financial services companies. Although non-GAAP financial measures are frequently used by stakeholders to evaluate a company, they have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of results reported under GAAP.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Tangible Common Equity and Related Measures
Tangible common equity and related measures are non-GAAP measures that exclude the impact of intangible assets and their related amortization. We believe these non-GAAP measures provide useful information about our use of shareholders’ equity and provide a basis for evaluating the performance of a business more consistently, whether acquired or developed internally.
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		June 30, 2021	March 31, 2021	June 30, 2020
Net earnings applicable to common shareholders, net of tax	(a)	$345	$314	$57
Average common equity (GAAP)		$7,436	$7,333	$7,030
Average goodwill and intangibles		(1,015)	(1,016)	(1,014)
Average tangible common equity (non-GAAP)	(b)	$6,421	$6,317	$6,016
Number of days in quarter	(c)	91	90	91
Number of days in year	(d)	365	365	366
Return on average tangible common equity (non-GAAP)	(a/b/c)*d	21.6%	20.2%	3.8%

TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		June 30, 2021	March 31, 2021	June 30, 2020

Total shareholders’ equity (GAAP)		$8,033	$7,933	$7,575
Goodwill and intangibles		(1,015)	(1,016)	(1,014)
Tangible equity (non-GAAP)	(a)	7,018	6,917	6,561
Preferred stock		(440)	(566)	(566)
Tangible common equity (non-GAAP)	(b)	$6,578	$6,351	$5,995
Total assets (GAAP)		$87,208	$85,121	$76,447
Goodwill and intangibles		(1,015)	(1,016)	(1,014)
Tangible assets (non-GAAP)	(c)	$86,193	$84,105	$75,433
Common shares outstanding (thousands)	(d)	162,248	163,800	163,978
Tangible equity ratio (non-GAAP)	(a/c)	8.1%	8.2%	8.7%
Tangible common equity ratio (non-GAAP)	(b/c)	7.6%	7.6%	7.9%
Tangible book value per common share (non-GAAP)	(b/d)	$40.54	$38.77	$36.56
Efficiency Ratio and Adjusted Pre-Provision Net Revenue
The efficiency ratio is a measure of operating expense relative to revenue. We believe the efficiency ratio provides useful information regarding the cost of generating revenue. The methodology of determining the efficiency ratio may differ among companies. We make adjustments to exclude certain items that are not generally expected to recur frequently, as identified in the subsequent schedule, which we believe allow for more consistent comparability among periods. Adjusted noninterest expense provides a measure as to how well we are managing our expenses; adjusted pre-provision net revenue (“PPNR”) enables management and others to assess our ability to generate capital to cover credit losses through a credit cycle. Taxable-equivalent net interest income allows us to assess the comparability of revenue arising from both taxable and tax-exempt sources.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Six Months Ended		Year Ended
(Dollar amounts in millions)		June 30, 2021	March 31, 2021	June 30, 2020	June 30, 2021	June 30, 2020	December 31, 2020

Noninterest expense (GAAP)	(a)	$428	$435	$430	$863	$837	$1,704
Adjustments:
Severance costs		—	—	—	—	—	1
Other real estate expense, net		—	—	—	—	—	1
Restructuring costs		—	—	—	—	1	1
Pension termination-related (income) expense		—	(5)	28	(5)	28	28
SBIC investment success fee accrual [1]		9	—	—	9	—	—
Total adjustments	(b)	9	(5)	28	4	29	31
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$419	$440	$402	$859	$808	$1,673
Net interest income (GAAP)	(d)	$555	$545	$563	$1,100	$1,111	$2,216
Fully taxable-equivalent adjustments	(e)	7	8	6	15	13	27
Taxable-equivalent net interest income (non-GAAP)	(d+e)=f	562	553	569	1,115	1,124	2,243
Noninterest income (GAAP)	g	205	169	117	374	250	574
Combined income (non-GAAP)	(f+g)=(h)	767	722	686	1,489	1,374	2,817
Adjustments:
Fair value and nonhedge derivative gain (loss)		(5)	18	(12)	13	(23)	(6)
Securities gains (losses), net [1]		63	11	(4)	74	(9)	7
Total adjustments	(i)	58	29	(16)	87	(32)	1
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$709	$693	$702	$1,402	$1,406	$2,816
Pre-provision net revenue (PPNR) (non-GAAP)	(h)-(a)	$339	$287	$256	$626	$537	$1,113
Adjusted PPNR (non-GAAP)	(j)-(c)	290	253	300	543	598	1,143
Efficiency ratio (non-GAAP)	(c/j)	59.1%	63.5%	57.3%	61.3%	57.5%	59.4%
1 The $9 million expense relates to the accrual of a success fee associated with the $63 million unrealized gain from the IPO of our SBIC investment in Recursion Pharmaceuticals, Inc. The $63 million unrealized gain will be marked-to-market until we fully divest of our shares. Both are excluded from the efficiency ratio calculation for the periods ended June 30, 2021.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
Executive Summary
The financial performance in the second quarter of 2021 reflected strong credit performance, as evidenced by a $123 million release of our allowance for credit losses and modest net recoveries on loans. Diluted earnings per share in second quarter of 2021 increased to $2.08, compared with $0.34 in the second quarter of 2020.
Net interest income decreased $8 million, or 1%, to $555 million, as the adverse impact of lower interest rates was partially offset by average interest-earning asset growth of $10.0 billion. Average money market investments increased $8.6 billion, and average investment securities increased $2.9 billion from the prior year quarter.
Total noninterest income increased $88 million, or 75%, largely as a result of a $63 million unrealized gain related to the completion of an initial public offering (“IPO”) of one of our Small Business Investment Company (“SBIC”) investments. Customer-related fee income increased $9 million, or 7%, primarily due to improved customer transaction volume and new client activity. Total noninterest expense decreased $2 million, or 0.5%, primarily due to the $28 million pension plan termination-related expense recognized during the second quarter of 2020, which was partially offset by a $9 million success fee accrual related to the IPO of the SBIC investment, as well as a $7 million increase in technology-related professional and legal services expense in the current quarter.
Net loan and lease recoveries for the quarter were $2 million, or 0.02% of average loans (excluding U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans).
Total deposits increased $10.4 billion, or 16%, mainly due to a $7.4 billion increase in noninterest-bearing deposits. Total loans and leases decreased $3.7 billion, or 7%, primarily due to the forgiveness of PPP loans and a decrease in 1-4 family residential mortgage loans related to continued refinancing activity. Excluding PPP loans, total loans and leases decreased $1.5 billion, or 3%, as economic uncertainty and an abundance of liquidity in the marketplace continued to adversely impact loan demand. We continue to evaluate opportunities to deploy excess cash arising from strong deposit growth, including increasing our investment securities portfolio, remaining mindful of market risk, and prioritizing high-quality, liquid securities.
SBA Paycheck Protection Program
During the second quarter of 2021, we continued to provide assistance to small businesses through the PPP. Designed to address the effects of the COVID-19 pandemic, this program provided small businesses with funds to be used for specific expenses, such as payroll, as defined by the SBA. Since the inception of the program in the first quarter of 2020, we processed more than $10 billion of PPP loans for approximately 77,000 customers, which included more than 20,000 new customers. We continue to deepen our relationships with these new customers, helping them meet their financial needs, which has resulted in increased revenue generating services. At June 30, 2021, we ranked as the tenth largest originator of PPP loans by dollar volume, as disclosed by the SBA. The following schedule presents additional information related to our PPP loans.
PPP LOANS

	Three Months Ended		Year Ended
	June 30, 2021	March 31, 2021	December 31, 2020	Total
(In billions)
Balance of loan originations during the period	$0.3	$2.6	$7.3	$10.2
Balance of loans forgiven by the SBA during the period	2.3	1.6	1.3	5.2
(In millions)
Interest and amortization of fees	32	29	120	181
Accelerated recognition of unamortized net origination fees [1]	36	31	26	93
Total interest income related to PPP loans	$68	$60	$146	$274
Total unamortized net origination fees, at period end	$137	$168	$102
Loan yield	4.56%	3.98%	3.22%
1 When a PPP loan is paid off or forgiven by the SBA prior to its maturity date, the remaining net unamortized deferred fees are accelerated and recognized into interest income at that time, impacting the PPP loan portfolio yield in that period.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Second Quarter 2021 Financial Performance

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions)	Efficiency ratio

Net earnings applicable to common shareholders increased from the second quarter of 2020, primarily due to a negative $123 million provision for credit losses and a $63 million unrealized gain on an SBIC investment.

Diluted earnings per share significantly increased from the second quarter of 2020 as a result of increased earnings and a 1.4 million decrease in average diluted shares, primarily due to share repurchases.

Adjusted PPNR declined $10 million from the second quarter of 2020, mainly due to a decrease in net interest income, driven by lower interest rates and reduced loan balances. The decrease was partially offset by a $9 million increase in customer-related fee income. Adjusted noninterest expense increased $17 million, largely due to higher salaries and benefits, and professional and legal services expenses.

The increase in our efficiency ratio from the prior year quarter is primarily a result of an increase in adjusted noninterest expense, which outpaced the increase in adjusted taxable equivalent revenue.

Net Interest Income and Net Interest Margin
Net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was approximately 73% of our net revenue for the quarter. Net interest income is derived from both the amount of interest-earning assets and interest-bearing liabilities and their respective yields and rates.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NET INTEREST INCOME AND NET INTEREST MARGIN

	Three Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2021	2020
Interest and fees on loans	$492	$514	$(22)	(4)%
Interest on money market investments	4	1	3	NM
Interest on securities	74	80	(6)	(8)
Total interest income	570	595	(25)	(4)
Interest on deposits	7	23	(16)	(70)
Interest on short- and long-term borrowings	8	9	(1)	(11)
Total interest expense	15	32	(17)	(53)
Net interest income	$555	$563	$(8)	(1)%

Average interest-earning assets	$80,916	$70,912	$10,004	14%
Average interest-bearing liabilities	$40,232	$37,913	$2,319	6%
			bps
Yield on interest-earning assets[1]	2.86%	3.41%	(55)
Rate paid on total deposits and interest-bearing liabilities[1]	0.08%	0.19%	(11)
Cost of total deposits[1]	0.04%	0.15%	(11)
Net interest margin[1]	2.79%	3.23%	(44)
1Rates are calculated using amounts in thousands and taxable-equivalent rates are used where applicable.
Net interest income decreased $8 million, or 1%, as a $25 million, or 4%, decline in interest income was partially offset by a $17 million, or 53%, decrease in interest expense. Interest and fees on loans declined $22 million and interest on securities declined $6 million, both primarily due to the lower interest rate environment. Interest paid on deposits decreased $16 million and interest paid on reduced balances of short- and long-term borrowings decreased $1 million.
The net interest margin compressed to 2.79% in the second quarter of 2021, compared with 3.23% in the same prior year period. The yield on average interest-earning assets was 2.86%, a decrease of 55 bps. Approximately 32 bps of the decrease was due to growth in low-yielding money market investments. Yields on loans and securities decreased 6 bps and 49 bps, respectively, while rates paid on interest-bearing deposits decreased 19 bps. The impact of lower interest rates was partially offset by a shift in liability balances from borrowed funds to lower-cost deposits.
Average interest-earning assets increased $10.0 billion, or 14%, and included $5.9 billion of PPP loans. Average money market investments, including short-term deposits held at the Federal Reserve, increased $8.6 billion to equal 13% of average interest-earning assets, compared with 2% in the same prior year quarter. The increase in average money market investments is primarily due to growth in deposits exceeding growth in loans and securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average loans and leases decreased $1.5 billion, or 3%, from $54.3 billion in the second quarter of 2020, primarily due to reduced commercial loan demand and a decrease in 1-4 family residential mortgage loans related to continued refinancing activity. We continue to manage the balance sheet effect of mortgage refinance activity in the context of our interest rate risk profile. The yield on loans and leases decreased 6 bps from the prior year quarter, or 23 bps when excluding PPP loans. These decreases were primarily due to lower benchmark interest rates, but also reflected continued pricing pressure due to surplus market liquidity. The yield on non-PPP loans originated during the second quarter of 2021 was moderately less than the yield on loans maturing or otherwise paying down.
Average available-for-sale (“AFS”) securities balances increased $2.9 billion, or 21%, to $17.0 billion, from $14.1 billion in the second quarter of 2020. The yield on securities decreased 49 bps from the same prior year period, primarily from lower yields on investments purchased in previous quarters. We purchased $2.6 billion of AFS securities during the second quarter of 2021 with an average yield of 1.65%, and the principal repayment volume on AFS securities during the quarter was $1.1 billion. Given our current excess liquidity, we anticipate investment security purchases to exceed runoff over the next few quarters.
Average total deposits were $74.6 billion at an average cost of 0.04%, compared with $63.0 billion at an average cost of 0.15% for the second quarter of 2020. Average interest-bearing liabilities increased $2.3 billion, or 6%, and the average rate paid on interest-bearing liabilities decreased 19 bps to 0.15% from the prior year quarter. The rate paid on total deposits and interest-bearing liabilities was 0.08%, a decrease from 0.19% during the second quarter of 2020. This decline was primarily due to strong noninterest-bearing deposit growth and lower rates paid on interest-bearing deposits.
Average interest-bearing deposits were $38.1 billion at an average cost of 0.08%, compared with $33.9 billion at an average cost of 0.27% for the same prior year period. Average noninterest-bearing deposits increased $7.5 billion, or 26%, from the prior year quarter, and comprised 49% and 46% of average total deposits for the second quarter of 2021 and 2020, respectively. The net positive impact of noninterest-bearing sources of funds on the NIM was 0.08%, compared with 0.16% during the second quarter of 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average borrowed funds decreased $1.9 billion from the second quarter of 2020, with average short-term borrowings decreasing $1.4 billion, and average long-term borrowings decreasing $0.5 billion from the same prior year period, reflecting less reliance on borrowed funds due to strong deposit growth. The average rate paid on short-term borrowings decreased 5 bps; the rate paid on long-term debt increased 38 bps from the prior year quarter, primarily due to lower-yielding senior debt that was retired in the prior year.
The spread on average interest-bearing funds was 2.71%, compared with 3.07% for the second quarter of 2020, and was affected by the same factors that impacted the NIM. Interest rate spreads and margins are impacted by the composition of our loan and securities portfolios and the type of funding used. For information regarding how we manage interest rate risk, see “Interest Rate and Market Risk Management” on page 28.
The following schedule summarizes the average balances, the amount of interest earned or paid, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$10,253	$4	0.17%	$1,610	$1	0.35%
Securities:
Held-to-maturity	579	4	2.91	632	6	3.58
Available-for-sale	17,041	69	1.63	14,128	74	2.12
Trading account	211	3	4.43	149	2	4.29
Total securities [2]	17,831	76	1.71	14,909	82	2.20
Loans held for sale	62	1	2.50	125	2	5.02
Loans and leases [3]
Commercial - excluding PPP loans	24,560	236	3.85	25,773	259	4.05
Commercial - PPP loans	5,945	68	4.56	5,016	39	3.14
Commercial real estate	12,037	103	3.46	11,866	112	3.81
Consumer	10,228	89	3.51	11,613	106	3.66
Total loans and leases	52,770	496	3.77	54,268	516	3.83
Total interest-earning assets	80,916	577	2.86	70,912	601	3.41
Cash and due from banks	579			617
Allowance for credit losses on loans and debt securities	(647)			(724)
Goodwill and intangibles	1,015			1,014
Other assets	4,094			4,095
Total assets	$85,957			$75,914
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$35,987	$5	0.06%	$30,094	$10	0.13%
Time	2,108	2	0.42	3,853	13	1.35
Total interest-bearing deposits	38,095	7	0.08	33,947	23	0.27
Borrowed funds:
Federal funds purchased and other short-term borrowings	834	1	0.06	2,230	1	0.11
Long-term debt	1,303	7	2.31	1,736	8	1.93
Total borrowed funds	2,137	8	1.43	3,966	9	0.91
Total interest-bearing liabilities	40,232	15	0.15	37,913	32	0.34
Noninterest-bearing demand deposits	36,545			29,053
Other liabilities	1,200			1,352
Total liabilities	77,977			68,318
Shareholders’ equity:
Preferred equity	544			566
Common equity	7,436			7,030
Total shareholders’ equity	7,980			7,596
Total liabilities and shareholders’ equity	$85,957			$75,914
Spread on average interest-bearing funds			2.71%			3.07%
Net impact of noninterest-bearing sources of funds			0.08%			0.16%
Net interest margin		$562	2.79%		$569	3.23%
Memo: total loans and leases, excluding PPP loans	$46,825	428	3.67%	$49,252	477	3.90%
Memo: total cost of deposits			0.04%			0.15%
Memo: total deposits and interest-bearing liabilities	76,777	15	0.08%	66,966	32	0.19%
1 Rates are calculated using amounts in thousands and a tax rate of 21% for the periods presented. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
2 Interest on total securities includes $29 million and $25 million of taxable-equivalent premium amortization for the second quarters of 2021 and 2020, respectively.
3 Net of unamortized purchase premiums, discounts, and deferred loan fees and costs.

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$9,029	$7	0.17%	$1,812	$9	1.00%
Securities:
Held-to-maturity	620	9	2.95	612	11	3.65
Available-for-sale	16,462	135	1.66	13,907	151	2.19
Trading account	221	5	4.18	157	3	4.28
Total securities [2]	17,303	149	1.74	14,676	165	2.27
Loans held for sale	65	1	2.66	117	2	4.15
Loans and leases [3]
Commercial - excluding PPP loans	24,646	470	3.84	25,645	545	4.27
Commercial - PPP loans	6,039	128	4.26	2,506	41	3.29
Commercial real estate	12,085	208	3.48	11,706	245	4.21
Consumer	10,445	184	3.55	11,675	222	3.83
Total loans and leases	53,215	990	3.75	51,532	1,053	4.11
Total interest-earning assets	79,612	1,147	2.90	68,137	1,229	3.63
Cash and due from banks	597			646
Allowance for loan losses	(710)			(611)
Goodwill and intangibles	1,015			1,014
Other assets	4,012			3,873
Total assets	$84,526			$73,059
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$35,611	$11	0.06%	$29,475	$43	0.30%
Time	2,299	5	0.49	4,153	31	1.49
Total interest-bearing deposits	37,910	16	0.09	33,628	74	0.44
Borrowed funds:
Federal funds purchased and other short-term borrowings	971	1	0.06	2,576	9	0.72
Long-term debt	1,314	15	2.31	1,742	22	2.57
Total borrowed funds	2,285	16	1.35	4,318	31	1.47
Total interest-bearing liabilities	40,195	32	0.16	37,946	105	0.56
Noninterest-bearing demand deposits	35,142			26,326
Other liabilities	1,249			1,244
Total liabilities	76,586			65,516
Shareholders’ equity:
Preferred equity	555			566
Common equity	7,385			6,977
Total shareholders’ equity	7,940			7,543
Total liabilities and shareholders’ equity	$84,526			$73,059
Spread on average interest-bearing funds			2.74%			3.07%
Net impact of noninterest-bearing sources of funds			0.08%			0.25%
Net interest margin		$1,115	2.82%		$1,124	3.32%
Memo: total loans and leases, excluding PPP loans	$47,176	862	3.68%	$49,026	1,012	4.15%
Memo: total cost of deposits			0.05%			0.25%
Memo: total deposits and interest-bearing liabilities	75,337	32	0.08%	64,272	105	0.60%
1 Rates are calculated using amounts in thousands and a tax rate of 21% for the periods presented. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
2 Interest on total securities includes $59 million and $54 million of taxable-equivalent premium amortization for the first six months of 2021 and 2020, respectively.
3 Net of unamortized purchase premiums, discounts, and deferred loan fees and costs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Provision for Credit Losses
The allowance for credit losses (“ACL”) is the combination of both the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”). The ALLL represents the estimated current expected credit losses related to the loan and lease portfolio as of the balance sheet date. The RULC represents the estimated reserve for current expected credit losses associated with off-balance sheet commitments. Changes in the ALLL and RULC, including changes in net charge-offs or recoveries, are recorded as the provision for loan and lease losses and the provision for unfunded lending commitments in the income statement. The ACL for debt securities is estimated separately from loans.
The provision for credit losses, which is the combination of both the provision for loan losses and the provision for unfunded lending commitments, was a negative $123 million, compared with negative $132 million in the first quarter of 2021, and a positive $168 million in the second quarter of 2020. The ACL was $574 million at June 30, 2021, compared with $695 million at March 31, 2021, and $914 million at June 30, 2020. The year-over-year decrease in the ACL was primarily due to an improvement in the economic outlook, compared with the more stressed economic outlook in the prior year due to the COVID-19 pandemic. The ratio of allowance for credit losses to net loans and leases (excluding PPP loans) was 1.22%, 1.48%, and 1.88% at June 30, 2021, March 31, 2021, and June 30, 2020, respectively.
Net loan and lease recoveries were $2 million, or 0.02% of average loans (excluding PPP loans), in the second quarter of 2021, compared with net charge-offs of $31 million, or 0.25% of average loans (excluding PPP loans), in the prior year quarter.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Changes in Allowance for Credit Losses (in millions)
$695
$(103)
$(2)
$(16)
$574
March 31, 2021
Forecasts
Credit Quality
Portfolio Changes
June 30, 2021

The total ACL was $574 million at June 30, 2021, compared with $695 million at March 31, 2021. The bar chart above illustrates the broad categories of change in the ACL during the quarter. The second bar represents the change in economic forecasts. The $103 million decrease from the prior quarter is our estimate of the change in expected credit losses due to improvements in both realized economic results and economic forecasts. The third bar represents credit quality factors and includes risk-grade migration and specific reserves against loans, which, when combined, decreased the ACL by $2 million, indicating improved credit quality. The fourth bar represents loan portfolio changes, driven by changes in portfolio mix, the aging of the portfolio, and other similar factors; all of which resulted in a $16 million reduction in the ACL.
For more information on how we determine the appropriate level of the ACL, see “Credit Risk Management” on page 21 and Note 6 of our 2020 Form 10-K.
Noninterest Income
Noninterest income represents revenue we earn from products and services that generally have no associated interest rate or yield and is classified as either customer-related or noncustomer-related income. Customer-related fees exclude items such as mark-to-market adjustments on certain derivatives; dividends; insurance-related income; and securities gains and losses.
Total noninterest income increased $88 million, or 75%, to $205 million, from $117 million for the prior year quarter. Noninterest income accounted for 27% and 17% of net revenue during the second quarter of 2021 and 2020, respectively. The following schedule presents the major components of noninterest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NONINTEREST INCOME

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amount in millions)	2021	2020			2021	2020

Commercial account fees	$34	$30	$4	13%	$66	$61	$5	8%
Card fees	24	19	5	26	45	39	6	15
Retail and business banking fees	18	15	3	20	35	33	2	6
Loan-related fees and income	21	27	(6)	(22)	46	53	(7)	(13)
Capital markets and foreign exchange fees	17	18	(1)	(6)	32	42	(10)	(24)
Wealth management fees	12	9	3	33	24	21	3	14
Other customer-related fees	13	12	1	8	24	22	2	9
Customer-related fees	139	130	9	7	272	271	1	—
Fair value and nonhedge derivative income (loss)	(5)	(12)	7	(58)	13	(23)	36	(157)
Dividends and other income	8	3	5	167	15	11	4	36
Securities gains (losses), net	63	(4)	67	NM	74	(9)	83	NM
Total noninterest income	$205	$117	$88	75%	$374	$250	$124	50%
Customer-related fees
Total customer-related fees increased to $139 million from $130 million for the second quarter of 2020. Card fees increased $5 million, commercial account fees increased $4 million, and wealth management and retail and business banking fees both increased $3 million, all primarily due to improved customer transaction volume and new client activity. Loan-related fees and income decreased $6 million, primarily due to a decline in our residential mortgage originations held for sale.
Noncustomer-related fees
Securities gains increased $67 million from the second quarter of 2020, largely as a result of a $63 million unrealized gain related to the successful completion of an IPO of one of our SBIC investments, Recursion Pharmaceuticals, Inc. This investment will be marked-to-market until we fully divest of our shares, which are subject to a minimum 180-day lock-up period from the initial offering. An associated $9 million accrued success fee will also be adjusted based on the mark-to-market value of the investment.
We also recognized a $5 million loss related to a credit valuation adjustment (“CVA”) on client-related interest rate swaps, compared with a $12 million CVA loss in the second quarter of 2020. The CVA loss for the current quarter was primarily due to a decline in interest rates, which increased the value of, and our credit exposure to, the client-related interest rate swaps.
Noninterest Expense
Noninterest expense decreased $2 million, or less than 1%, to $428 million from the second quarter of 2020. Adjusted noninterest expense increased $17 million, or 4%, to $419 million, from the same prior year quarter. The following schedule presents the major components of noninterest expense.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NONINTEREST EXPENSE

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amount in millions)	2021	2020			2021	2020

Salaries and employee benefits	$272	$267	$5	2%	$560	$540	$20	4%
Occupancy, net	33	32	1	3	66	65	1	2
Furniture, equipment and software, net	32	32	—	—	64	64	—	—
Credit-related expense	6	6	—	—	12	10	2	20
Professional and legal services	17	10	7	70	37	22	15	68
Advertising	4	3	1	33	9	6	3	50
FDIC premiums	6	7	(1)	(14)	13	12	1	8
Other	58	73	(15)	(21)	102	118	(16)	(14)
Total noninterest expense	$428	$430	$(2)	—%	$863	$837	$26	3%
Adjusted noninterest expense [1]	$419	$402	$17	4%	$859	$808	$51	6%
1 For information on non-GAAP financial measures, see “GAAP to Non-GAAP Reconciliations” on page 4.
The $2 million decrease in noninterest expense was largely attributable to a $15 million decrease in other noninterest expense, which was primarily due to the $28 million pension plan termination-related expense recognized during the second quarter of 2020, and partially offset by a $9 million success fee accrual related to the IPO of the SBIC investment previously discussed. Salaries and benefits expense increased $5 million, or 2%, mainly due to higher profit sharing as a result of improved profitability. Professional and legal services expense increased $7 million, or 70%, primarily due to various technology-related and other outsourced services.
Adjusted noninterest expense was $419 million, compared with $402 million for the same prior year quarter, primarily due to the increases in salaries and benefits and professional and legal services expenses previously discussed.
Income Taxes
The following schedule summarizes the income tax expense and effective tax rates for the periods presented:
INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in millions)	2021	2020	2021	2020

Income before income taxes	$455	$82	$866	$98
Income tax expense	101	16	190	18
Effective tax rate	22.2%	19.5%	21.9%	18.4%
See Note 12 of the Notes to Consolidated Financial Statements for more information about the factors that influenced the income tax rates as well as information about deferred income tax assets and liabilities.
Preferred Stock Dividends
Preferred stock dividends were $9 million for both the second quarter of 2021 and 2020.
BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are those assets that have associated interest rates or yields, and generally consist of money market investments, securities, loans, and leases. We strive to maintain a high level of interest-earning assets relative to total assets.
For more information regarding the average balances of our interest-earning assets, the amount of revenue generated by them, and their respective yields, see the Consolidated Average Balance Sheet on page 12.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Investment Securities Portfolio
We invest in securities to manage liquidity and interest rate risk, in addition to generating revenue. Refer to the “Liquidity Risk Management” section on page 33 for additional information on management of liquidity and funding. The following schedule presents the components of our investment securities portfolio. The amortized cost amounts represent the original cost of the investments, adjusted for related accumulated amortization or accretion of any yield adjustments, and for any impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 3 of our 2020 Form 10-K.
INVESTMENT SECURITIES PORTFOLIO

	June 30, 2021			December 31, 2020
(In millions)	Par value	Amortized cost	Estimated fair value	Par value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$620	$620	$622	$636	$636	$640
Available-for-sale
U.S. Treasury securities	155	155	128	205	205	192
U.S. Government agencies and corporations:
Agency securities	991	991	1,022	1,051	1,051	1,091
Agency guaranteed mortgage-backed securities	14,042	14,233	14,323	11,259	11,439	11,693
Small Business Administration loan-backed securities	994	1,076	1,048	1,103	1,195	1,160
Municipal securities	1,380	1,522	1,574	1,237	1,352	1,420
Other debt securities	75	75	75	175	175	175
Total available-for-sale	17,637	18,052	18,170	15,030	15,417	15,731
Total investment securities	$18,257	$18,672	$18,792	$15,666	$16,053	$16,371
The amortized cost of investment securities increased 16% from December 31, 2020, and approximately 18% of the total investment securities are floating rate at June 30, 2021, compared with 23% at December 31, 2020.
The investment securities portfolio includes $415 million of net premium that is distributed across various security classes. Tax-equivalent premium amortization for the second quarter of 2021 was $29 million, compared with $25 million for the same prior year period.
At June 30, 2021, in accordance with the GAAP fair value hierarchy, 0.7% of the $18.2 billion fair value of the AFS securities portfolio was valued at Level 1, and 99.3% was valued at Level 2. This compares with 1.2% and 98.8%, respectively, at December 31, 2020. There were no Level 3 AFS securities for either period. See Note 3 of our 2020 Form 10-K for further discussion of fair value accounting.
Exposure to Municipalities
We provide multiple products and services to state and local governments (referred to collectively as “municipalities”), including deposit services, loans, and investment banking services. We also invest in securities issued by municipalities. The following schedule summarizes our exposure to state and local municipalities:
MUNICIPALITIES

(In millions)	June 30, 2021	December 31, 2020

Loans and leases	$3,215	$2,951
Held-to-maturity – municipal securities	620	636
Available-for-sale – municipal securities	1,574	1,420
Trading account – municipal securities	162	149
Unfunded lending commitments	378	359
Total direct exposure to municipalities	$5,949	$5,515

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The municipal loan and lease portfolio is generally secured by real estate, equipment, or is a general obligation of a municipal entity. Our municipal loans and securities primarily relate to municipalities located within our geographic footprint. At June 30, 2021, no municipal loans were on nonaccrual. Municipal securities are internally graded, similar to loans, using risk-grading systems which vary based on the size and type of credit risk exposure. The internal risk grades assigned to our municipal securities are consistent with published definitions of regulatory risk classifications. At June 30, 2021, approximately $1 million of our municipal securities were classified as Substandard, and the remaining amount of our municipal securities portfolio were classified as Pass. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans and securities.
Loan and Lease Portfolio
At June 30, 2021 and December 31, 2020, the ratio of loans and leases to total assets was 59% and 66%, respectively. The largest loan category was commercial and industrial loans, which constituted 25% of our total loan portfolio for the same time periods. The following schedule presents our loans and leases according to major portfolio segment, specific loan class, and percentage of total loans:
LOAN AND LEASE PORTFOLIO

	June 30, 2021		December 31, 2020
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$12,947	25.2%	$13,444	25.1%
PPP	4,461	8.7	5,572	10.5
Leasing	307	0.6	320	0.6
Owner-occupied	8,231	16.0	8,185	15.3
Municipal	3,215	6.3	2,951	5.5
Total commercial	29,161	56.8	30,472	57.0
Commercial real estate:
Construction and land development	2,576	5.0	2,345	4.4
Term	9,532	18.6	9,759	18.2
Total commercial real estate	12,108	23.6	12,104	22.6
Consumer:
Home equity credit line	2,727	5.3	2,745	5.2
1-4 family residential	6,269	12.2	6,969	13.0
Construction and other consumer real estate	593	1.1	630	1.2
Bankcard and other revolving plans	415	0.8	432	0.8
Other	125	0.2	124	0.2
Total consumer	10,129	19.6	10,900	20.4
Total net loans and leases	$51,398	100.0%	$53,476	100.0%
The loan and lease portfolio decreased $2.1 billion from December 31, 2020, primarily due to the forgiveness of PPP loans. Excluding PPP loans, commercial loans decreased $200 million, as economic uncertainty and an abundance of liquidity in the marketplace continued to adversely impact loan demand. Within commercial loans, a $497 million decrease in commercial and industrial loans was partially offset by a $264 million increase in municipal loans. Term commercial real estate loans decreased $227 million, while commercial real estate construction and land development loans increased $231 million. Consumer loans decreased $771 million, primarily due to a decline in 1-4 family residential mortgage loans related to continued refinancing activity. We continue to manage the balance sheet effect of mortgage refinance activity in the context of our interest rate risk profile.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Other Noninterest-Bearing Investments
Other noninterest-bearing investments are equity investments that do not generally provide interest income, but are held primarily for capital appreciation, dividends, or for certain regulatory requirements. The following schedule summarizes our other noninterest-bearing investments:
OTHER NONINTEREST-BEARING INVESTMENTS

(Dollar amounts in millions)	June 30, 2021	December 31, 2020	Amount change	Percent change

Bank-owned life insurance	$535	$532	$3	1%
Federal Home Loan Bank stock	11	11	—	—
Federal Reserve stock	97	98	(1)	(1)
Farmer Mac stock	19	28	(9)	(32)
SBIC investments	209	135	74	55
Other	24	13	11	85
Total other noninterest-bearing investments	$895	$817	$78	10%
Total other noninterest-bearing investments increased $78 million, or 10%, during the first six months of 2021, primarily due to a $74 million increase in the value of our SBIC investments. This increase was largely due to a $63 million unrealized gain related to our investment in Recursion Pharmaceuticals, Inc. This investment will be marked-to-market until we fully divest of our shares, which are subject to a minimum 180-day lock-up period from the initial public offering.
Premises, Equipment, and Software
Net premises, equipment, and software increased $30 million, or 2%, from December 31, 2020. We are in the final phase of a three-phase project to replace our core loan and deposit banking systems, and are well underway to convert our deposit servicing system by 2023. The total core system replacement project spend amount is comprised of both capitalized amounts and amounts that are expensed as incurred. The useful life for most of the capitalized costs is 10 years. The following schedule summarizes the total amount of capitalized costs, less accumulated depreciation, by phase, for the core system replacement project.
CAPITALIZED COSTS ASSOCIATED WITH THE CORE SYSTEM REPLACEMENT PROJECT

	June 30, 2021
(In millions)	Phase 1	Phase 2	Phase 3	Total

Total amount of capitalized costs, less accumulated depreciation	$42	$69	$127	$238
Deposits
Deposits are our primary funding source. The following schedule presents our deposits by category and percentage of total deposits:
DEPOSITS

	June 30, 2021		December 31, 2020
(Dollar amounts in millions)	Amount	% of total deposits	Amount	% of total deposits

Noninterest-bearing demand	$38,128	50.1%	$32,494	46.7%
Interest-bearing:
Savings and money market	36,037	47.4	34,571	49.6
Time	1,940	2.5	2,588	3.7
Total deposits	$76,105	100.0%	$69,653	100.0%
Total deposits increased $6.5 billion, or 9%, from December 31, 2020, primarily due to a $5.6 billion increase in noninterest-bearing deposits. When combined, savings and money market deposits and noninterest-bearing deposits

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
comprised 97% and 96% of total deposits at June 30, 2021 and December 31, 2020, respectively. Total deposits included $207 million and $813 million of brokered deposits for the same periods. See “Liquidity Risk Management” on page 33 for additional information on funding and borrowed funds.
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
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the SBA, Federal Housing Authority, Veterans’ Administration, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At June 30, 2021, the principal balance of these loans was $5.0 billion, of which $4.9 billion was guaranteed (mostly by the SBA). The following schedule presents the composition of government agency guaranteed loans and includes $4.5 billion of the previously mentioned PPP loans.
GOVERNMENT GUARANTEES

(Dollar amounts in millions)	June 30, 2021	Percent guaranteed	December 31, 2020	Percent guaranteed

Commercial	$5,013	97%	$6,116	98%
Commercial real estate	19	74	18	72
Consumer	5	100	5	100
Total loans	$5,037	97%	$6,139	98%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Lending
The following schedule provides selected information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	June 30, 2021		December 31, 2020
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Retail trade	$2,578	8.9%	$2,736	9.0%
Healthcare and social assistance	2,521	8.6	2,686	8.8
Real estate, rental, and leasing	2,447	8.4	2,408	7.9
Manufacturing	2,436	8.4	2,480	8.1
Finance and insurance	2,064	7.1	2,115	6.9
Construction	1,701	5.8	2,001	6.6
Hospitality and food services	1,701	5.8	1,545	5.1
Public administration	1,640	5.6	1,512	5.0
Wholesale trade	1,619	5.6	1,735	5.7
Utilities [1]	1,425	4.9	1,507	4.9
Professional, scientific, and technical services	1,396	4.8	1,598	5.2
Transportation and warehousing	1,341	4.6	1,526	5.0
Other services (except public administration)	1,178	4.0	1,207	4.0
Educational services	1,170	4.0	1,181	3.9
Other [2]	3,944	13.5	4,235	13.9
Total	$29,161	100.0%	$30,472	100.0%
1 Includes primarily utilities, power, and renewable energy.
2 No other industry group exceeds 3.9%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Real Estate Loans
Select information regarding our CRE loan portfolio is presented in the following schedule.
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	6/30/2021	$1,128	$3,185	$567	$676	$1,615	$1,407	$484	$470	$9,532	78.7%
% of loan type		11.8%	33.4%	6.0%	7.1%	16.9%	14.8%	5.1%	4.9%	100.0%
Delinquency rates [2]:
30-89 days	6/30/2021	—%	—%	—%	—%	—%	—%	—%	0.2%	—%
	12/31/2020	0.7%	1.1%	—%	—%	0.7%	—%	—%	0.2%	0.6%
≥ 90 days	6/30/2021	—%	0.1%	—%	—%	0.2%	0.2%	—%	—%	0.1%
	12/31/2020	0.1%	0.2%	—%	—%	—%	0.2%	—%	0.2%	0.1%
Accruing loans past due 90 days or more	6/30/2021	$—	$—	$—	$—	$2	$—	$—	$—	$2
	12/31/2020	—	4	—	—	—	—	—	—	4
Nonaccrual loans	6/30/2021	$—	$5	$—	$—	$17	$4	$—	$2	$28
	12/31/2020	1	5	—	—	18	6	—	1	31
Residential construction and land development [3]
Balance outstanding	6/30/2021	$63	$110	$43	$—	$177	$138	$9	$25	$565	4.7%
% of loan type		11.2%	19.4%	7.7%	—%	31.3%	24.4%	1.7%	4.3%	100.0%
Commercial construction and land development
Balance outstanding	6/30/2021	$167	$390	$81	$95	$518	$588	$158	$14	$2,011	16.6%
% of loan type		8.3%	19.4%	4.1%	4.7%	25.8%	29.2%	7.8%	0.7%	100.0%
Delinquency rates [2]:
≥ 90 days	6/30/2021	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2020	—%	—%	—%	—%	—%	—%	3.9%	—%	0.2%
Accruing loans past due 90 days or more	6/30/2021	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2020	—	—	—	—	—	—	4	—	4
Total construction and land development	6/30/2021	$230	$500	$124	$95	$695	$726	$167	$39	$2,576
Total commercial real estate	6/30/2021	$1,358	$3,685	$691	$771	$2,310	$2,133	$651	$509	$12,108	100.0%
1 No other geography exceeds $53 million for all three loan types.
2 Delinquency rates include nonaccrual loans.
3 At June 30, 2021 and December 31, 2020, there was no meaningful delinquency or nonaccrual activity for residential construction and land development loans.
At June 30, 2021, our CRE construction and land development and term loan portfolios represent approximately 24% of the total loan portfolio. The majority of our CRE loans are secured by real estate located within our geographic footprint. Approximately 22% of the CRE loan portfolio matures in the next 12 months. Construction and land development loans generally mature in 18 to 36 months and contain full or partial recourse guarantee structures with one- to five-year extension options or roll-to-perm options that often result in term debt. Term CRE loans generally mature within a three- to seven-year period and consist of full, partial, and non-recourse guarantee structures. Typical term CRE loan structures include annually tested operating covenants that require loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value tests.
Approximately $171 million, or 7%, of the construction and land development portfolio at June 30, 2021 consists of land acquisition and development loans. Most of these land acquisition and development loans are secured by specific retail, apartment, office, or other projects. For a more comprehensive discussion of CRE loans, see the “Commercial Real Estate Loans” section in our 2020 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
We also originate home equity credit lines (“HECL”). At June 30, 2021 and December 31, 2020, our HECL portfolio totaled $2.7 billion. The following schedule presents our HECL portfolio by lien status.
HECL PORTFOLIO BY LIEN STATUS

(In millions)	June 30, 2021	December 31, 2020

Secured by first liens	$1,384	$1,354
Secured by second (or junior) liens	1,343	1,391
Total	$2,727	$2,745
At June 30, 2021, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores.
Approximately 91% of our HECL portfolio is still in the draw period, and approximately 15% of those loans are scheduled to begin amortizing within the next five years. We believe the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates is minimal in the current economic environment. The annualized ratio of net charge-offs to average balances for the second quarter of 2021 and 2020 for the HECL portfolio was (0.04)% and 0.00%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned (“OREO”) decreased to 0.60% at June 30, 2021, compared with 0.69% at December 31, 2020.
Total nonaccrual loans at June 30, 2021 decreased to $307 million from $367 million at December 31, 2020, primarily in the commercial and industrial loan portfolio.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	June 30, 2021	December 31, 2020

Nonaccrual loans [1]	$307	$367
Other real estate owned [2]	1	4
Total nonperforming assets	$308	$371
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	0.60%	0.69%
Accruing loans past due 90 days or more	$6	$12
Ratio of accruing loans past due 90 days or more to loans and leases [1]	0.01%	0.02%
Nonaccrual loans and accruing loans past due 90 days or more	$313	$379
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases [1]	0.61%	0.71%
Accruing loans past due 30-89 days	$29	$112
Nonaccrual loans[1] current as to principal and interest payments	64.8%	58.3%
1 Includes loans held for sale.
2 Does not include banking premises held for sale.
Troubled Debt Restructured Loans
Loans may be modified in the normal course of business for competitive reasons or to strengthen our collateral position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which we have granted a concession that we would not otherwise consider, are deemed troubled debt restructurings (“TDRs”).
Consistent with recent accounting and regulatory guidance, loan modifications provided to borrowers experiencing financial difficulties exclusively related to the COVID-19 pandemic, for which we provide certain short-term modifications or payment deferrals, are not classified and reported as TDRs. Other loan modifications above and beyond these short-term modifications or payment deferrals were assessed for TDR classification.
TDRs totaled $458 million at June 30, 2021, compared with $311 million at December 31, 2020. The increase was primarily due to borrowers experiencing financial difficulty as a result of the COVID-19 pandemic. Commercial loans may be modified to provide the borrower more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to the borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.
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
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	June 30, 2021	December 31, 2020

Restructured loans – accruing	$330	$198
Restructured loans – nonaccruing	128	113
Total	$458	$311

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020

Balance at beginning of period	$414	$167	$311	$153
New identified TDRs and principal increases	63	145	183	172
Payments and payoffs	(17)	(12)	(31)	(22)
Charge-offs	(1)	(15)	(3)	(15)
No longer reported as TDRs	—	—	—	(2)
Sales and other	(1)	—	(2)	(1)
Balance at end of period	$458	$285	$458	$285
Allowance for Credit Losses
The ACL includes the ALLL and the RULC. The ACL represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. We determine our ACL as the best estimate within a range of estimated current expected losses. To determine the adequacy of the allowance, we segment our loan and lease portfolio based on loan type.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule shows the changes in the ACL and a summary of credit loss experience:
SUMMARY OF CREDIT LOSS EXPERIENCE

(Dollar amounts in millions)	Six Months Ended June 30, 2021	Twelve Months Ended December 31, 2020	Six Months Ended June 30, 2020

Loans and leases outstanding (net of unearned income)	$51,398	$53,476	$55,129
Average loans and leases outstanding (net of unearned income)	$53,215	$53,016	$51,532
Allowance for loan losses:
Balance at beginning of period	$777	$497	$497
Provision for loan losses	(236)	385	401
Charge-offs:
Commercial	23	113	41
Commercial real estate	—	1	—
Consumer	6	14	8
Total	29	128	49
Recoveries:
Commercial	17	14	7
Commercial real estate	—	—	—
Consumer	6	9	4
Total	23	23	11
Net loan and lease charge-offs	6	105	38
Balance at end of period	$535	$777	$860

Reserve for unfunded lending commitments:
Balance at beginning of period	$58	$29	$29
Provision for unfunded lending commitments	(19)	29	25
Balance at end of period	$39	$58	$54

Total allowance for credit losses:
Allowance for loan losses	$535	$777	$860
Reserve for unfunded lending commitments	39	58	54
Total allowance for credit losses	$574	$835	$914

Annualized ratio of net charge-offs to average loans and leases [1]	0.02%	0.20%	0.15%
Ratio of allowance for credit losses to net loans and leases, at period end [2]	1.12%	1.56%	1.66%
Ratio of allowance for credit losses to nonaccrual loans, at period end	188%	228%	270%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	183%	220%	257%
1 The annualized ratio of net charge-offs to average loans and leases (excluding PPP loans) was 0.03% and 0.22% at June 30, 2021 and December 31, 2020, respectively. Ratios are annualized for the periods presented except for the period representing the full twelve months.
2 The ratio of allowance for credit losses to net loans and leases (excluding PPP loans) was 1.24% and 1.74% at June 30, 2021 and December 31, 2020, respectively.
The total ACL decreased during the first six months of 2021 by $261 million, primarily due to an improvement in the economic outlook, compared with the more stressed economic outlook in the prior year due to the COVID-19 pandemic.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the reserve are shown separately in the income statement. At June 30, 2021, the reserve was $39 million, compared with $58 million and $54 million at December 31, 2020 and June 30, 2020, respectively.

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
Interest Rate Risk
Average total deposits increased 18% from June 30, 2020, and a significant portion of the deposits were invested in money market investments, resulting in increased asset sensitivity to rising rates. The higher asset sensitivity to rising rates is dependent upon the assumptions we used for deposit runoff and repricing behavior, which is more uncertain given the higher level of new deposits. We are less asset-sensitive to declining rates than rising rates due to the limited amount that the spread between the cost of deposits and the yield on money market investments could compress. Due to our concentration in noninterest-bearing deposits and the low interest rates paid on our interest-bearing deposits, there is reduced opportunity to lower the cost of deposits.
The following schedule presents derivatives utilized in our asset-liability management (“ALM”) activities that are designated in qualifying hedging relationships as defined by GAAP at June 30, 2021 and December 31, 2020. The schedule includes the notional amount, fair value, and the weighted average fixed-rate for each category of interest rate derivatives. The following schedules present cash flow and fair value hedges by their contractual maturities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ASSET LIABILITY MANAGEMENT DERIVATIVE POSITIONS

	June 30, 2021
	Contractual Maturity
(Dollar amounts in millions)	Total	2021	2022	2023	2024	2025	Thereafter	Matured in 2021
Cash flow hedges
Cash flow asset hedges
Net fair value [1]	$67	$—	$33	$11	$21	$—	$2	$—
Total notional amount	3,950	50	2,400	300	400	—	800	—
Weighted average fixed-rate	1.91%	1.81%	2.06%	2.35%	2.35%	—%	1.08%	—%

Fair value hedges		2025	2030	2035	2040	2050	Thereafter
Fair value debt hedges [2]
Net fair value[1]	$14	$—	$14	$—	$—	$—	$—	$—
Total notional amount	500	—	500	—	—	—	—	—
Weighted average fixed-rate	1.70%	—%	1.70%	—%	—%	—%	—%	—%

Fair value asset hedges [2,3]
Net fair value [1]	$44	$—	$—	$18	$—	$26	$—	$—
Total notional amount	384	—	—	229	—	155	—	—
Weighted average fixed-rate	1.05%	—%	—%	1.05%	—%	1.04%	—%	—%

Total ALM fair value hedges
Net fair value [1]	$58	$—	$14	$18	$—	$26	$—	$—
Total notional amount	884	—	500	229	—	155	—	—

	December 31, 2020
	Contractual Maturity
(Dollar amounts in millions)	Total	2021	2022	2023	2024	2025	Thereafter	Matured in 2020
Cash flow hedges
Cash flow asset hedges
Net fair value [1]	$98	$—	$56	$14	$28	$—	$—	$—
Total notional amount	3,150	50	2,400	300	400	—	—	438
Weighted average fixed-rate	2.12%	1.81%	2.06%	2.35%	2.35%	—%	—%	1.41%

Fair value hedges		2025	2030	2035	2040	2050	Thereafter
Fair value debt hedges [2]
Net fair value [1]	$37	$—	$37	$—	$—	$—	$—	$—
Total notional amount	500	—	500	—	—	—	—	—
Weighted average fixed-rate	1.70%	—%	1.70%	—%	—%	—%	—%	—%

Fair value asset hedges [2,3]
Net fair value [1]	$21	$—	$—	$7	$—	$14	$—	$—
Total notional amount	383	—	—	228	—	155	—	—
Weighted average fixed-rate	1.05%	—%	—%	1.05%	—%	1.04%	—%	—%

Total ALM fair value hedges
Net fair value [1]	$58	$—	$37	$7	$—	$14	$—	$—
Total notional amount	883	—	500	228	—	155	—	—
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
We used the following deposit behavioral assumptions in our interest risk assessment for the period presented.
DEPOSIT ASSUMPTIONS

	June 30, 2021
Product	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	3.6%	2.9%
Money market	2.2%	1.8%
Savings and interest-on-checking	2.6%	2.4%
For the periods presented and incorporating the assumptions previously described, the following schedule shows EaR, or percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	June 30, 2021					December 31, 2020
	Parallel shift in rates (in bps)[1]					Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300	-100	0	+100	+200	+300

Earnings at Risk (EaR)	(4.7)%	—%	11.7%	23.8%	35.4%	(2.9)%	—%	9.2%	18.0%	26.4%
1 Assumes rates cannot go below zero in the negative rate shift.
For non-maturity interest-bearing deposits, the weighted average modeled beta is 26%. If the weighted average deposit beta were to increase 11%, the EaR in the +100 bps rate shock would change from 11.7% to 9.7%. The asset sensitivity, as measured by EaR, increased primarily due to growth in money market investments, which was funded by deposit growth.
The EaR analysis focuses on parallel rate ramps across the term structure of rates. The yield curve typically does not move in a parallel manner. If we consider a steepener rate ramp where the short-term rate declines to zero but the ten-year rate moves to +200 bps, the increase in EaR is 64% less over 24 months compared with the parallel +200 bps rate ramp.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CHANGES IN ECONOMIC VALUE OF EQUITY
For the periods presented, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps.

	June 30, 2021					December 31, 2020
	Parallel shift in rates (in bps)[1]					Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300	-100	0	+100	+200	+300

Economic Value of Equity (EVE)	16.5%	—%	3.4%	5.0%	6.6%	13.0%	—%	12.0%	14.4%	16.1%
1 Assumes rates cannot go below zero in the negative rate shift.
For non-maturity interest-bearing deposits, the weighted average modeled beta is 26%. If the weighted average deposit beta were to increase 11%, it would change the EVE in the +100 bps rate shock from 3.4% to 2.1%. In the -100 bps rate shock, the EVE would increase because we cap the value of our indeterminate deposits at their par value, or equivalently, we assume no premium would be required to dispose of these liabilities given that depositors could be repaid at par. Since our assets increase in value as rates fall and the majority of our liabilities are comprised of indeterminate-maturity deposits, EVE increases disproportionately.
The changes in EVE measures from December 31, 2020 are primarily driven by the behavior of the deposit models. For non-maturity deposits, the deposit premium (or discount below par value) is floored at zero in a low-rate environment.
Our focus on business banking also plays a significant role in determining the nature of our asset-liability management posture. At June 30, 2021, $21 billion of variable-rate commercial and CRE loan balances were scheduled to reprice in the next six months, and approximately 99% are tied to either the prime rate, LIBOR, or AMERIBOR. For these variable-rate loans, we have executed $3.2 billion of cash flow hedges by receiving fixed rates on interest rate swaps. Additionally, asset sensitivity is reduced due to $5 billion of variable-rate loans being priced at floored rates at June 30, 2021, which were above the “index plus spread” rate by an average of 65 bps. At June 30, 2021, we also had $3 billion of variable-rate consumer loans scheduled to reprice in the next six months, and approximately $1 billion were priced at floored rates, which were above the “index plus spread” rate by an average of 32 bps.
See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
LIBOR Exposure
In July 2017, the Financial Conduct Authority (“FCA”), the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. In November 2020, the FCA announced that many tenors of LIBOR would continue to be published through June 2023. Bank regulators, including the OCC, have instructed banks to discontinue new originations referencing LIBOR as soon as possible, but no later than December 2021. We plan to eliminate all originations referencing LIBOR by the end of 2021. To facilitate the transition process, we have instituted an enterprise-wide program to identify, assess, and monitor risks associated with the expected discontinuance or unavailability of LIBOR, which includes active engagement with industry working groups and regulators. This program includes active involvement of senior management with regular engagement from the Enterprise Risk Management Committee and seeks to minimize client and internal business operational impacts, while providing reporting transparency, consistency, and a central governance model that aligns with FASB, IRS, and other regulatory guidance.
We focus on operational readiness, and have instituted processes and systems to validate that contract risk is clearly identified and understood. New originations and any modifications or renewals of LIBOR-based contracts contain fallback language to assist in an orderly transition to an alternative reference rate. For our contracts that reference LIBOR and have a duration beyond December 31, 2021, all fallback provisions and variations are currently being identified and sorted into classifications based upon those provisions. Upon classification, the contracts will be

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
remediated and monitored through defined workflow paths. We strive to clearly understand fallback provisions by loan and to have the entire portfolio in a state that simplifies ultimate conversion to a replacement index.
We have a significant number of assets and liabilities that reference LIBOR. At June 30, 2021, we had approximately $37 billion of loans (mainly commercial loans), unfunded lending commitments, and securities referencing LIBOR. The amount of borrowed funds referencing LIBOR at June 30, 2021 was less than $1 billion. These amounts exclude derivative assets and liabilities on our consolidated balance sheet. At June 30, 2021, the notional amount of our LIBOR-referenced interest rate derivative contracts was more than $18 billion, of which more than $11 billion related to contracts with central counterparty clearinghouses.
In April 2021, we announced our intent to adopt AMERIBOR as our preferred replacement index for LIBOR. AMERIBOR is an index created by the American Financial Exchange. It represents the volume-weighted actual borrowing costs of thousands of banks across the United States and is compliant with International Organization of Securities Commissions (“IOSCO”) standards. We are beginning to adopt AMERIBOR in many of our new lending contracts. Amending certain outstanding contracts indexed to LIBOR may require consent from the counterparties, which could be difficult and costly to obtain. Each of the LIBOR-referenced amounts discussed above will vary in future periods as current contracts expire with potential replacement contracts using AMERIBOR or an alternative reference rate. While AMERIBOR will be our preferred index for lending agreements, we are positioned to accommodate several alternative reference rates and anticipate that a variety of indices, including the Secured Overnight Financing Rate (“SOFR”) and the Bloomberg Short-Term Bank Yield Index (“BSBY”), may be used by other lenders. For more information on the transition from LIBOR, see Risk Factors in our 2020 Form 10-K.
Market Risk – Fixed Income
We underwrite municipal and corporate securities. We also trade municipal, agency, and treasury securities. This underwriting and trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed-income securities.
At June 30, 2021, we had $181 million of trading assets and $62 million of securities sold, not yet purchased, compared with $266 million and $61 million at December 31, 2020, respectively.
We are exposed to market risk through changes in fair value. We are also exposed to market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (“AOCI”) for each financial reporting period. During the second quarter of 2021, the after-tax change in AOCI attributable to AFS securities increased by $34 million, due largely to changes in the interest rate environment, compared with a $94 million increase in the same prior year period.
Market Risk – Equity Investments
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds. Our equity exposure to these investments was $209 million and $135 million at June 30, 2021 and December 31, 2020, respectively. On occasion, some of the companies within our SBIC investments may issue an IPO. In this case, the fund is generally subject to a lock-up period before liquidating the investment, which can introduce additional market risk. During the second quarter of 2021, one of our SBIC investments, Recursion Pharmaceuticals, Inc., completed an IPO. This investment will be marked-to-market until we fully divest of our shares, which are subject to a minimum 180-day lock-up period from the initial offering. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the valuation of our SBIC investments.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Liquidity Risk Management
Overview
Liquidity refers to our capacity to meet our cash and collateral obligations and to manage both expected and unexpected cash flows without adversely impacting our operations or financial strength. Sources of liquidity include deposits, borrowings, equity, and unencumbered assets, such as marketable loans and investment securities. For a more comprehensive discussion of our liquidity risk management, see “Liquidity Risk Management” in our 2020 Form 10-K.
Strong deposit growth over the past several quarters has contributed to the increase in our overall liquidity position. At June 30, 2021, our investment securities portfolio of $19.0 billion and cash and money market investments of $12.3 billion, collectively comprised 36% of total assets, compared with $16.6 billion of investment securities, and $7.4 billion of cash and money market investments, collectively comprising 29% of total assets at December 31, 2020.
Liquidity Management Actions
During the second quarter of 2021, the primary sources of cash were from increases in deposits and net cash provided by operating activities. Uses of cash during the same period included primarily (1) an increase in investment securities, (2) a decrease in short-term borrowings, (3) dividends on common and preferred stock, and (4) repurchases of our common stock. Cash payments for interest, reflected in operating expenses, were $43 million for the first six months of 2021, compared with $123 million for the first six months of 2020.
Total deposits were $76.1 billion at June 30, 2021, compared with $69.7 billion at December 31, 2020. The growth in deposits was primarily due to a $5.6 billion increase in noninterest-bearing demand deposits and $1.5 billion increase in savings and money market deposits. The funding of PPP loan proceeds into customer deposit accounts contributed meaningfully to overall deposit growth. Our core deposits, consisting of noninterest-bearing demand deposits, savings and money market deposits, and time deposits under $250,000, were $75.0 billion at June 30, 2021, compared with $68.2 billion at December 31, 2020. Our loan to total deposit ratio was 68% at June 30, 2021, compared with 77% at December 31, 2020, reflecting higher deposit growth relative to loan growth.
Our credit ratings for the second quarter of 2021 are presented in the following schedule, which reflects an upgrade on outlook from S&P and Fitch, from Negative to Stable.

CREDIT RATINGS
as of July 31, 2021:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

Kroll	Stable	A-	BBB+	K2
S&P	Stable	BBB+	BBB	NR
Fitch	Stable	BBB+	BBB	F1
Moody's	Stable	Baa2	NR	NR
The Federal Home Loan Bank (“FHLB”) system and Federal Reserve Banks have been, and continue to be, a significant source of back-up liquidity and funding. Zions Bancorporation, N.A., is a member of the FHLB of Des Moines. The FHLB allows member banks to borrow against their eligible loans and securities to satisfy liquidity and funding requirements. We are required to invest in FHLB and Federal Reserve stock to maintain our borrowing capacity. At June 30, 2021, our total investment in FHLB and Federal Reserve stock was $11 million and $97 million, respectively, compared with $11 million and $98 million at December 31, 2020.
The amount available for additional FHLB and Federal Reserve borrowings was $15.0 billion at June 30, 2021, compared with $17.1 billion at December 31, 2020, primarily due to the decline in non-PPP loan balances. Loans with a carrying value of approximately $23.1 billion at June 30, 2021 have been pledged at the FHLB and the

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Federal Reserve as collateral for potential borrowings, compared with $24.7 billion at December 31, 2020. At both June 30, 2021 and December 31, 2020, we had no FHLB or Federal Reserve borrowings outstanding.
We regularly manage our short-term funding needs through secured borrowing with securities pledged as collateral. Our AFS investment securities are primarily held as a source of contingent liquidity. During the second quarter of 2021, our AFS securities balances increased by $1.5 billion. We target securities that can be easily monetized and whose value remains relatively stable during market disruptions.
We may, at times, rely on more expensive wholesale funding sources to support loan growth when other lower cost sources of funding are not sufficient or readily available. Our use of borrowed funds (both short- and long-term) decreased by $859 million during the first six months of 2021, as deposit growth exceeded loan demand. We used surplus deposit funding to increase money market investments and investment securities, which increased $5.0 billion and $2.3 billion, respectively, from December 31, 2020.
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
Capital Management
Overview
A strong capital position is vital to continued profitability and to promoting depositor and investor confidence. We strive to consistently improve risk-adjusted returns on our shareholders’ capital by allocating capital to our highest return and growing businesses and through the prudent return of capital to shareholders by means of dividends and share repurchases. We entered the economic downturn in 2020 with a strong capital position and have improved our position during the last several quarters. Our common equity tier 1 capital increased to 11.3% at June 30, 2021, compared with 10.2% at June 30, 2020.
We continue to utilize stress testing as an important mechanism to inform our decisions on the appropriate level of capital, based upon actual and hypothetically stressed economic conditions, which are comparable in severity to the scenarios published by the FRB. The timing and amount of capital actions are subject to various factors, including our financial performance, business needs, prevailing and anticipated economic conditions, and the results of our internal stress testing, as well as Board and OCC approval. Shares may be repurchased occasionally in the open market, through privately negotiated transactions. For a more comprehensive discussion of our capital risk management, see “Capital Management” in our 2020 Form 10-K.
SHAREHOLDERS' EQUITY

(Dollar amounts in millions)	June 30, 2021	December 31, 2020	Amount change	Percent change
Shareholders’ equity:
Preferred stock	$440	$566	$(126)	(22)%
Common stock and additional paid-in capital	2,565	2,686	(121)	(5)
Retained earnings	4,853	4,309	544	13
Accumulated other comprehensive income	175	325	(150)	(46)
Total shareholders' equity	$8,033	$7,886	$147	2%
Total shareholders’ equity was $8.0 billion at June 30, 2021, compared with $7.9 billion at December 31, 2020. A $544 million increase in retained earnings was partially offset by decreases in AOCI, preferred stock, and common stock and additional paid-in-capital. AOCI decreased $150 million, primarily from an increase in unrealized losses on AFS securities, due largely to changes in the interest rate environment. During the quarter, we redeemed the outstanding shares of our 5.75% Series H Non-Cumulative Perpetual Preferred Stock at par value, resulting in a $126 million decrease of preferred stock. Common stock and additional paid-in capital decreased $121 million, primarily due to common stock repurchases.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Capital Management Actions
Weighted average diluted shares outstanding decreased 0.8 million from the first quarter of 2021, primarily due to common stock repurchases. During the second quarter of 2021, we repurchased 1.7 million common shares outstanding for $100 million at an average price of $57.95 per share. In July 2021, the Board approved a plan to repurchase up to $125 million of common shares outstanding during the third quarter of 2021.
CAPITAL DISTRIBUTIONS

(In millions)	June 30, 2021	March 31, 2021	Year-to-date 2021
Capital distributions:
Preferred dividends paid	$9	$8	$17
Bank preferred stock redeemed	126	—	126
Total capital distributed to preferred shareholders	135	8	143

Common dividends paid	56	56	112
Bank common stock repurchased	100	50	150
Total capital distributed to common shareholders	156	106	262
Total capital distributed to preferred and common shareholders	$291	$114	$405
Under the OCC’s “Earnings Limitation Rule,” our dividend payments are restricted to an amount equal to the sum of the total of (1) our net income for that year, and (2) retained earnings for the preceding two years, unless the OCC approves the declaration and payment of dividends in excess of such amount. At June 30, 2021, we had $1.4 billion of retained net profits available for distribution.
We paid common dividends of $56 million, or $0.34 per share, during the second quarter of 2021. In July 2021, the Board declared a quarterly dividend of $0.38 per common share, payable on August 19, 2021, to shareholders of record on August 12, 2021. We also paid dividends on preferred stock of $9 million during the second quarter of 2021. See Note 9 for additional information about our capital management actions.
CECL
We elected to phase-in the regulatory capital effects of the adoption of CECL, as allowed by federal bank agencies, and as described in Note 15 of the Notes to Consolidated Financial Statements of our 2020 Form 10-K. At June 30, 2021, the application of these provisions had no impact on our CET1, Tier 1 risk-based, Total risk-based capital, and Tier 1 leverage capital ratios.
Basel III
We are subject to Basel III capital requirements to maintain adequate levels of capital as measured by several regulatory capital ratios. At June 30, 2021, we met all capital adequacy requirements under the Basel III Capital Rules. The following schedule presents our capital and certain other performance ratios.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CAPITAL RATIOS

	June 30, 2021	December 31, 2020	June 30, 2020

Tangible common equity ratio[1]	7.6%	7.8%	7.9%
Tangible equity ratio [1]	8.1	8.5	8.7
Average equity to average assets (three months ended)	9.3	9.7	10.0
Basel III risk-based capital ratios [2]:
Common equity tier 1 capital	11.3	10.8	10.2
Tier 1 leverage	8.0	8.3	8.4
Tier 1 risk-based	12.1	11.8	11.2
Total risk-based	14.2	14.1	13.5
Return on average common equity (three months ended)	18.6	15.3	3.3
Return on average tangible common equity (three months ended) [1]	21.6	17.8	3.8
1 See “GAAP to Non-GAAP Reconciliations” on page 4 for more information regarding these ratios.
2Based on the applicable phase-in periods.
Our Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.8 billion and $8.0 billion at June 30, 2021, compared with $6.6 billion and $7.9 billion, respectively, at December 31, 2020. See the “Supervision and Regulation” section of our 2020 Form 10-K and Note 15 of the Notes to Consolidated Financial Statements for more information about our compliance with the Basel III capital requirements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 1.    FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and due from banks	$525	$543
Money market investments:
Interest-bearing deposits	10,086	1,074
Federal funds sold and security resell agreements	1,714	5,765
Investment securities:
Held-to-maturity, at amortized cost (included $622 and $640 at fair value )	620	636
Available-for-sale, at fair value	18,170	15,731
Trading account, at fair value	181	266
Total securities	18,971	16,633
Loans held for sale	66	81
Loans and leases, net of unearned income and fees	51,398	53,476
Less allowance for loan losses	535	777
Loans held for investment, net of allowance	50,863	52,699
Other noninterest-bearing investments	895	817
Premises, equipment and software, net	1,239	1,209
Goodwill and intangibles	1,015	1,016
Other real estate owned	23	4
Other assets	1,811	1,638
Total Assets	$87,208	$81,479
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$38,128	$32,494
Interest-bearing:
Savings and money market	36,037	34,571
Time	1,940	2,588
Total deposits	76,105	69,653
Federal funds purchased and other short-term borrowings	741	1,572
Long-term debt	1,308	1,336
Reserve for unfunded lending commitments	39	58
Other liabilities	982	974
Total liabilities	79,175	73,593
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	440	566
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 162,248 and 164,090 shares) and additional paid-in capital	2,565	2,686
Retained earnings	4,853	4,309
Accumulated other comprehensive income (loss)	175	325
Total shareholders’ equity	8,033	7,886
Total liabilities and shareholders’ equity	$87,208	$81,479
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except shares and per share amounts)	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$492	$514	$980	$1,046
Interest on money market investments	4	1	7	9
Interest on securities	74	80	145	161
Total interest income	570	595	1,132	1,216
Interest expense:
Interest on deposits	7	23	16	74
Interest on short- and long-term borrowings	8	9	16	31
Total interest expense	15	32	32	105
Net interest income	555	563	1,100	1,111
Provision for credit losses:
Provision for loan losses	(113)	161	(236)	401
Provision for unfunded lending commitments	(10)	7	(19)	25
Total provision for credit losses	(123)	168	(255)	426
Net interest income after provision for credit losses	678	395	1,355	685
Noninterest income:
Commercial account fees	34	30	66	61
Card fees	24	19	45	39
Retail and business banking fees	18	15	35	33
Loan-related fees and income	21	27	46	53
Capital markets and foreign exchange fees	17	18	32	42
Wealth management fees	12	9	24	21
Other customer-related fees	13	12	24	22
Customer-related fees	139	130	272	271
Fair value and nonhedge derivative gain (loss)	(5)	(12)	13	(23)
Dividends and other investment income	8	3	15	11
Securities gains (losses), net	63	(4)	74	(9)
Total noninterest income	205	117	374	250
Noninterest expense:
Salaries and employee benefits	272	267	560	540
Occupancy, net	33	32	66	65
Furniture, equipment and software, net	32	32	64	64
Other real estate expense, net	—	—	—	—
Credit-related expense	6	6	12	10
Professional and legal services	17	10	37	22
Advertising	4	3	9	6
FDIC premiums	6	7	13	12
Other	58	73	102	118
Total noninterest expense	428	430	863	837
Income before income taxes	455	82	866	98
Income taxes	101	16	190	18
Net income	354	66	676	80
Preferred stock dividends	(9)	(9)	(17)	(17)
Net earnings applicable to common shareholders	$345	$57	$659	$63
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	162,742	163,542	163,144	163,843
Diluted shares (in thousands)	163,054	164,425	163,468	168,132
Net earnings per common share:
Basic	$2.08	$0.34	$3.98	$0.38
Diluted	2.08	0.34	3.98	0.37
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020

Net income for the period	$354	$66	$676	$80
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	34	94	(130)	242
Net unrealized gains (losses) on other noninterest-bearing investments	1	(8)	3	(6)
Net unrealized holding gains on derivative instruments	3	7	—	76
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(11)	(10)	(23)	(13)
Reclassification to earnings for termination of pension plan	—	13	—	13
Other comprehensive income (loss)	27	96	(150)	312
Comprehensive income	$381	$162	$526	$392
See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at March 31, 2021	$566	163,800	$—	$2,653	$4,566	$148	$7,933
Net income for the period					354		354
Other comprehensive income, net of tax						27	27
Preferred stock redemption	(126)			3	(3)		(126)
Bank common stock repurchased		(1,735)		(101)			(101)
Net activity under employee plans and related tax benefits		183		10			10
Dividends on preferred stock					(9)		(9)
Dividends on common stock, $0.34 per share					(56)		(56)
Change in deferred compensation					1		1
Balance at June 30, 2021	$440	162,248	$—	$2,565	$4,853	$175	$8,033

Balance at March 31, 2020	$566	163,852	$—	$2,668	$3,979	$259	$7,472
Net income for the period					66		66
Other comprehensive income, net of tax						96	96
Bank common stock repurchased		(11)					—
Net activity under employee plans and related tax benefits		137		7			7
Dividends on preferred stock					(9)		(9)
Dividends on common stock, $0.34 per share					(56)		(56)
Change in deferred compensation					(1)		(1)
Balance at June 30, 2020	$566	163,978	$—	$2,675	$3,979	$355	$7,575

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2020	$566	164,090	$—	$2,686	$4,309	$325	$7,886
Net income for the period					676		676
Other comprehensive loss, net of tax						(150)	(150)
Preferred stock redemption	(126)			3	(3)		(126)
Bank common stock repurchased		(2,747)		(151)			(151)
Net activity under employee plans and related tax benefits		905		27			27
Dividends on preferred stock					(17)		(17)
Dividends on common stock, $0.68 per share					(113)		(113)
Change in deferred compensation					1		1
Balance at June 30, 2021	$440	162,248	$—	$2,565	$4,853	$175	$8,033

Balance at December 31, 2019	$566	165,057	$—	$2,735	$4,009	$43	$7,353
Net income for the period					80		80
Other comprehensive income, net of tax						312	312
Cumulative effect adjustment, adoption of ASU 2016-13, Credit Losses: Measurement of Credit Losses on Financial Instruments					20		20
Bank common stock repurchased		(1,680)		(75)			(75)
Net shares issued from stock warrant exercises		1
Net activity under employee plans and related tax benefits		600		15			15
Dividends on preferred stock					(17)		(17)
Dividends on common stock, $0.68 per share					(112)		(112)
Change in deferred compensation					(1)		(1)
Balance at June 30, 2020	$566	163,978	$—	$2,675	$3,979	$355	$7,575
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$676	$80
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(255)	426
Depreciation and amortization	(11)	63
Share-based compensation	19	18
Deferred income tax expense (benefit)	108	(94)
Net decrease in trading securities	85	22
Net decrease (increase) in loans held for sale	6	(13)
Change in other liabilities	(1)	33
Change in other assets	(259)	(129)
Other, net	(85)	(8)
Net cash provided by operating activities	283	398
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in money market investments	(4,961)	(618)
Proceeds from maturities and paydowns of investment securities held-to-maturity	272	73
Purchases of investment securities held-to-maturity	(256)	(169)
Proceeds from sales, maturities and paydowns of investment securities available-for-sale	2,485	1,795
Purchases of investment securities available-for-sale	(5,170)	(2,011)
Net change in loans and leases	2,177	(6,381)
Purchases and sales of other noninterest-bearing investments	4	59
Purchases of premises and equipment	(84)	(82)
Other, net	10	33
Net cash used in investing activities	(5,523)	(7,301)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	6,452	8,599
Net change in short-term funds borrowed	(831)	(1,194)
Cash paid for preferred stock redemption	(126)	—
Redemption of long-term debt	—	(429)
Proceeds from the issuance of common stock	16	5
Dividends paid on common and preferred stock	(129)	(130)
Bank common stock repurchased	(151)	(76)
Other, net	(9)	(7)
Net cash provided by financing activities	5,222	6,768
Net decrease in cash and due from banks	(18)	(135)
Cash and due from banks at beginning of period	543	705
Cash and due from banks at end of period	$525	$570
Cash paid for interest	$43	$123
Net cash paid for income taxes	427	17
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	1	1
Loans held for investment reclassified to loans held for sale, net	27	22
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2021
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
Operating results for the six months ended June 30, 2021 and 2020 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 2020 is from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in our 2020 Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity.
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
2. RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
There have been no significant changes to recent accounting pronouncements and developments and their potential impact to our financial statements or operations. For more information, see Note 2 of our 2020 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
3. FAIR VALUE
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For more information about our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 3 of our 2020 Form 10-K.
Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	June 30, 2021
	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale securities:
U.S. Treasury, agencies and corporations	$128	$16,393	$—	$16,521
Municipal securities		1,574		1,574
Other debt securities		75		75
Total available-for-sale	128	18,042	—	18,170
Trading account	15	166		181
Other noninterest-bearing investments:
Bank-owned life insurance		535		535
Private equity investments [1]	77		72	149
Other assets:
Agriculture loan servicing and interest-only strips			15	15
Deferred compensation plan assets	135			135
Derivatives:
Derivatives designated as hedges		9		9
Derivatives not designated as hedges:
Interest rate		272		272
Foreign exchange	4			4
Total Assets	$359	$19,024	$87	$19,470
LIABILITIES
Securities sold, not yet purchased	$62	$—	$—	$62
Other liabilities:
Derivatives:
Derivatives not designated as hedges:
Interest rate		40		40
Foreign exchange	4			4
Total Liabilities	$66	$40	$—	$106
1The Level 1 private equity investments relate to the portion of our SBIC investments that are now publicly traded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	December 31, 2020
	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale securities:
U.S. Treasury, agencies and corporations	$192	$13,944	$—	$14,136
Municipal securities		1,420		1,420
Other debt securities		175		175
Total available-for-sale	192	15,539	—	15,731
Trading account	111	155		266
Other noninterest-bearing investments:
Bank-owned life insurance		532		532
Private equity investments			80	80
Other assets:
Agriculture loan servicing and interest-only strips			16	16
Deferred compensation plan assets	120			120
Derivatives:
Derivatives designated as hedges		3		3
Derivatives not designated as hedges:
Interest rate		411		411
Foreign exchange	4			4
Total Assets	$427	$16,640	$96	$17,163
LIABILITIES
Securities sold, not yet purchased	$61	$—	$—	$61
Other liabilities:
Derivatives:
Derivatives not designated as hedges:
Interest rate		34		34
Foreign exchange	4			4
Total Liabilities	$65	$34	$—	$99
Level 3 Valuations
Our Level 3 holdings include private equity investments (“PEIs”), agriculture loan servicing, and interest-only strips. For additional information regarding the financial instruments measured under Level 3, including the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2020 Form 10-K.
During the second quarter of 2021, one of our SBIC investments measured under Level 3, Recursion Pharmaceuticals, Inc., completed an initial public offering (“IPO”), and as a result, we recognized a $63 million unrealized gain. This investment will be marked-to-market until we fully divest of our shares, which are subject to a minimum 180-day lock-up period from the IPO.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Rollforward of Level 3 Fair Value Measurements
The following schedule presents the changes to the assets and liabilities measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
(In millions)	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips

Balance at beginning of period	$83	$15	$79	$17	$80	$16	$107	$18
Unrealized securities gains (losses), net	68	—	(4)	—	69	—	(24)	—
Other noninterest income (expense)	—	—	—	—		(1)	—	(1)
Purchases	2	—	2	—	6	—	3	—
Cost of investments sold	(4)	—	—	—	(6)	—	(9)	—
Redemptions and paydowns			—	—		—	—	—
Transfers out [1]	(77)	—	—	—	(77)	—	—	—
Balance at end of period	$72	$15	$77	$17	$72	$15	$77	$17
1 Represents the transfer of the SBIC investment in Recursion Pharmaceuticals, Inc. out of Level 3 to Level 1.
The rollforward of Level 3 fair value measurements includes the following realized gains and losses in the income statement:

(In millions)	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Securities gains (losses), net	$(4)	$—	$(5)	$15
Nonrecurring Fair Value Measurements
The following schedule presents the balances of assets at period end that had fair value changes measured on a nonrecurring basis:

(In millions)	Fair value at June 30, 2021				Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
ASSETS
Private equity investments	$—	$—	$—	$—	$—	$—	$1	$1
Collateral-dependent loans	—	9	—	9	—	14	—	14
Other real estate owned	—	—	—	—	—	1	—	1
Total	$—	$9	$—	$9	$—	$15	$1	$16
The fair values may not be current as of the periods presented, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value. During the three and six months ended June 30, 2021 and 2020, we had less than $1 million of gains or losses from fair value changes.

During the three and six months ended June 30, we recognized less than $1 million of net gains in 2021 and 2020 from the sale of other real estate owned (“OREO”) properties that had a carrying value, at the time of sale, of $2 million and $3 million during these same periods. Prior to their sale, we recognized no impairment on these properties during the three and six months ended June 30, 2021 and less than $1 million during the same periods in 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Private equity investments (“PEIs”) carried at cost were measured at fair value for impairment purposes according to the methodology previously discussed for these investments. Amounts of PEIs carried at cost were $16 million at June 30, 2021 and $8 million at December 31, 2020. Amounts of other noninterest-bearing investments carried at cost were $108 million at June 30, 2021 and $109 million at December 31, 2020, which were comprised of Federal Reserve and FHLB stock. Private equity investments accounted for using the equity method were $66 million at June 30, 2021 and $61 million at December 31, 2020.
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
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	June 30, 2021			December 31, 2020
(In millions)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$620	$622	2	$636	$640	2
Loans and leases (including loans held for sale), net of allowance	50,929	51,436	3	52,780	53,221	3
Financial liabilities:
Time deposits	1,940	1,949	2	2,588	2,603	2
Long-term debt	1,308	1,338	2	1,336	1,346	2
This summary excludes financial assets and liabilities for which carrying value approximates fair value and financial instruments that are recorded at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2020 Form 10-K.
4. OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	June 30, 2021
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$1,714	$—	$1,714	$—	$—	$1,714
Derivatives (included in other assets)	285	—	285	(15)	(2)	268
Total assets	$1,999	$—	$1,999	$(15)	$(2)	$1,982
Liabilities:
Federal funds purchased and other short-term borrowings	$741	$—	$741	$—	$—	$741
Derivatives (included in other liabilities)	44	—	44	(15)	(6)	23
Total liabilities	$785	$—	$785	$(15)	$(6)	$764

	December 31, 2020
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$6,457	$(692)	$5,765	$—	$—	$5,765
Derivatives (included in other assets)	418	—	418	(4)	(3)	411
Total assets	$6,875	$(692)	$6,183	$(4)	$(3)	$6,176
Liabilities:
Federal funds purchased and other short-term borrowings	$2,264	$(692)	$1,572	$—	$—	$1,572
Derivatives (included in other liabilities)	38	—	38	(4)	(26)	8
Total liabilities	$2,302	$(692)	$1,610	$(4)	$(26)	$1,580
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
5. INVESTMENTS
Investment Securities
Investment securities are classified as HTM, AFS, or trading. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. AFS securities are carried at fair value and unrealized gains and losses are reported as net increases or decreases to accumulated other comprehensive income (“AOCI”). Trading securities are carried at fair value with gains and losses recognized in current period earnings. The carrying values of our securities do not include accrued interest receivables of $55 million and $54 million at June 30, 2021 and December 31, 2020, respectively. These receivables are presented in the Consolidated Balance Sheet within the “Other Assets” line item. See Note 5 of our 2020 Form 10-K for more information related to our accounting for investment securities. See also Note 3 of our 2020 Form 10-K for discussion on our process to estimate fair value for investment securities.

	June 30, 2021
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$620	$4	$2	$622
Available-for-sale
U.S. Treasury securities	155	—	27	128
U.S. Government agencies and corporations:
Agency securities	991	31	—	1,022
Agency guaranteed mortgage-backed securities	14,233	186	96	14,323
Small Business Administration loan-backed securities	1,076	3	31	1,048
Municipal securities	1,522	55	3	1,574
Other debt securities	75	—	—	75
Total available-for-sale	18,052	275	157	18,170
Total investment securities	$18,672	$279	$159	$18,792

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2020
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$636	$5	$1	$640
Available-for-sale
U.S. Treasury securities	205	—	13	192
U.S. Government agencies and corporations:
Agency securities	1,051	40	—	1,091
Agency guaranteed mortgage-backed securities	11,439	262	8	11,693
Small Business Administration loan-backed securities	1,195	—	35	1,160
Municipal securities	1,352	68	—	1,420
Other debt securities	175	—	—	175
Total available-for-sale	15,417	370	56	15,731
Total investment securities	$16,053	$375	$57	$16,371
Maturities
The following schedule shows the amortized cost and weighted average yields of investment debt securities by contractual maturity of principal payments at June 30, 2021. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2021
	Total debt investment securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollar amounts in millions)	Amortized cost	Avg yield	Amortized cost	Avg yield	Amortized cost	Avg yield	Amortized cost	Avg yield	Amortized cost	Avg yield

Held-to-maturity
Municipal securities [1]	$620	2.75%	$171	1.67%	$160	3.37%	$172	2.81%	$117	3.36%
Available-for-sale
U.S. Treasury securities	155	1.28	—	—	—	—	—	—	155	1.28
U.S. Government agencies and corporations:
Agency securities	991	2.12	—	—	361	1.36	267	2.52	363	2.59
Agency guaranteed mortgage-backed securities	14,233	1.65	—	—	391	1.41	725	1.63	13,117	1.66
Small Business Administration loan-backed securities	1,076	1.37	—	—	53	1.42	133	1.56	890	1.34
Municipal securities [1]	1,522	2.33	104	1.92	643	2.43	506	2.30	269	2.31
Other debt securities	75	2.15	—	—	—	—	60	1.96	15	2.90
Total available-for-sale securities	18,052	1.72	104	1.92	1,448	1.85	1,691	1.98	14,809	1.67
Total investment securities	$18,672	1.75%	$275	1.76%	$1,608	2.00%	$1,863	2.05%	$14,926	1.68%
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule summarizes the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	June 30, 2021
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$2	$149	$—	$14	$2	$163
Available-for-sale
U.S. Treasury securities	27	128	—	—	27	128
U.S. Government agencies and corporations:
Agency securities	—	105	—	1	—	106
Agency guaranteed mortgage-backed securities	95	6,353	1	125	96	6,478
Small Business Administration loan-backed securities	—	—	31	860	31	860
Municipal securities	3	217	—	—	3	217
Other	—	—	—	—	—	—
Total available-for-sale	125	6,803	32	986	157	7,789
Total investment securities	$127	$6,952	$32	$1,000	$159	$7,952

	December 31, 2020
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$1	$96	$—	$12	$1	$108
Available-for-sale
U.S. Treasury securities	13	142	—	—	13	142
U.S. Government agencies and corporations:
Agency securities	—	6	—	2	—	8
Agency guaranteed mortgage-backed securities	7	1,197	1	179	8	1,376
Small Business Administration loan-backed securities	—	15	35	1,068	35	1,083
Municipal securities	—	19	—	—	—	19
Other	—	150	—	—	—	150
Total available-for-sale	20	1,529	36	1,249	56	2,778
Total investment securities	$21	$1,625	$36	$1,261	$57	$2,886
Approximately 148 and 119 HTM and 960 and 549 AFS investment securities were in an unrealized loss position at June 30, 2021, and December 31, 2020, respectively.
Impairment
We review investment securities quarterly on an individual security basis for the presence of impairment. For additional information on our policy and impairment evaluation process for investment securities, see Note 5 of our 2020 Form 10-K.
AFS Impairment Conclusions
We did not recognize any impairment on our AFS investment securities portfolio during the first six months of 2021. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At June 30, 2021, we had not initiated any sales of AFS securities, nor did we have an intent to sell any identified securities with unrealized losses. We do not believe it is more likely than not we would be required to sell such securities before recovery of their amortized cost basis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
HTM Impairment Conclusions
For HTM securities, the ACL is estimated consistent with the approach described in Note 6 for loans carried at amortized cost. The ACL on HTM securities was less than $1 million at June 30, 2021. No HTM securities were past due at June 30, 2021. The amortized cost basis of HTM securities categorized by year of issuance and risk grade is summarized as follows:

	June 30, 2021
	Amortized cost basis by year of issuance
(In millions)	2021	2020	2019	2018	2017	Prior	Total Securities
Held-to-maturity:
Pass	$209	$124	$10	$—	$8	$268	$619
Accruing substandard	—	—	—	—	—	1	1
Total held-to-maturity	$209	$124	$10	$—	$8	$269	$620
Securities Gains and Losses Recognized in Income
The following summarizes gains and losses recognized in income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Other noninterest-bearing investments	$66	$3	$3	$7	$80	$6	$8	$17
Net gains (losses) [1]		$63		$(4)		$74		$(9)
1 Net gains (losses) were recognized in securities gains (losses) in the income statement.
Interest income by investment security type is as follows:

	Three Months Ended June 30,
	2021			2020
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$2	$1	$3	$3	$2	$5
Available-for-sale	61	7	68	67	7	74
Trading	—	3	3	—	1	1
Total securities	$63	$11	$74	$70	$10	$80

	Six Months Ended June 30,
	2021			2020
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$5	$3	$8	$5	$5	$10
Available-for-sale	118	14	132	135	13	148
Trading	—	5	5	—	3	3
Total	$123	$22	$145	$140	$21	$161
Investment securities with a carrying value of approximately $1.9 billion and $2.3 billion at June 30, 2021 and December 31, 2020, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
6. LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
Loans and leases are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	June 30, 2021	December 31, 2020

Loans held for sale	$66	$81
Commercial:
Commercial and industrial	$12,947	$13,444
PPP	4,461	5,572
Leasing	307	320
Owner-occupied	8,231	8,185
Municipal	3,215	2,951
Total commercial	29,161	30,472
Commercial real estate:
Construction and land development	2,576	2,345
Term	9,532	9,759
Total commercial real estate	12,108	12,104
Consumer:
Home equity credit line	2,727	2,745
1-4 family residential	6,269	6,969
Construction and other consumer real estate	593	630
Bankcard and other revolving plans	415	432
Other	125	124
Total consumer	10,129	10,900
Total loans and leases	$51,398	$53,476
Loans and leases are presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $176 million and $149 million at June 30, 2021 and December 31, 2020, respectively. Amortized cost basis does not include accrued interest receivables of $180 million and $200 million at June 30, 2021 and December 31, 2020, respectively. These receivables are presented in the Consolidated Balance Sheet within the “Other Assets” line item.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $171 million at June 30, 2021 and $156 million at December 31, 2020.
Loans with a carrying value of $23.1 billion at June 30, 2021 and $24.7 billion at December 31, 2020 have been pledged at the Federal Reserve and the FHLB of Des Moines as collateral for potential borrowings.
We sold loans totaling $436 million and $859 million for the three and six months ended June 30, 2021 and $608 million and $907 million for the three and six months ended June 30, 2020, respectively, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans that are primarily sold to U.S. government agencies or participated to third parties. They do not consist of loans from the SBA's Paycheck Protection Program. At times, we have continuing involvement in the sold loans in the form of servicing rights or a guarantee from the respective issuer. Amounts added to loans held for sale during these same periods were $428 million and $855 million for the three and six months ended June 30, 2021 and $602 million and $917 million for the three and six months ended June 30, 2020, respectively. See Note 5 for further information regarding guaranteed securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The principal balance of sold loans for which we retain servicing was approximately $3.0 billion at June 30, 2021, and $2.7 billion at December 31, 2020. Income from loans sold, excluding servicing, was $7 million and $18 million for the three and six months ended June 30, 2021, and $13 million and $26 million for the three and six months ended June 30, 2020, respectively.
Allowance for Credit Losses
The allowance for credit losses (“ACL”), which consists of the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”), represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. For additional information regarding our policies and methodologies used to estimate the ACL, see Note 6 of our 2020 Form 10-K.
The ACL for AFS and HTM debt securities is estimated separately from loans. For HTM securities, the ACL is estimated consistent with the approach for loans carried at amortized cost. See Note 5 for further discussion on our estimate of expected credit losses on AFS securities and disclosures related to AFS and HTM securities.
Changes in the ACL are summarized as follows:

	Three Months Ended June 30, 2021
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$362	$152	$132	$646
Provision for loan losses	(43)	(41)	(29)	(113)
Gross loan and lease charge-offs	5	—	3	8
Recoveries	7	—	3	10
Net loan and lease charge-offs (recoveries)	(2)	—	—	(2)
Balance at end of period	$321	$111	$103	$535

Reserve for unfunded lending commitments
Balance at beginning of period	$24	$17	$8	$49
Provision for unfunded lending commitments	(3)	(7)	—	(10)
Balance at end of period	$21	$10	$8	$39
Total allowance for credit losses at end of period
Allowance for loan losses	$321	$111	$103	$535
Reserve for unfunded lending commitments	21	10	8	39
Total allowance for credit losses	$342	$121	$111	$574

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2021
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$464	$171	$142	$777
Provision for loan losses	(137)	(60)	(39)	(236)
Gross loan and lease charge-offs	23	—	6	29
Recoveries	17	—	6	23
Net loan and lease charge-offs (recoveries)	6	—	—	6
Balance at end of period	$321	$111	$103	$535

Reserve for unfunded lending commitments
Balance at beginning of period	$30	$20	$8	$58
Provision for unfunded lending commitments	(9)	(10)	—	(19)
Balance at end of period	$21	$10	$8	$39
Total allowance for credit losses at end of period
Allowance for loan losses	$321	$111	$103	$535
Reserve for unfunded lending commitments	21	10	8	39
Total allowance for credit losses	$342	$121	$111	$574

	Three Months Ended June 30, 2020
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$413	$128	$189	$730
Provision for loan losses	186	16	(41)	161
Gross loan and lease charge-offs	31	—	5	36
Recoveries	3	—	2	5
Net loan and lease charge-offs (recoveries)	28	—	3	31
Balance at end of period	$571	$144	$145	$860

Reserve for unfunded lending commitments
Balance at beginning of period	$16	$23	$8	$47
Provision for unfunded lending commitments	11	(3)	(1)	7
Balance at end of period	$27	$20	$7	$54
Total allowance for credit losses at end of period
Allowance for loan losses	$571	$144	$145	$860
Reserve for unfunded lending commitments	27	20	7	54
Total allowance for credit losses	$598	$164	$152	$914

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2020
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$282	$69	$146	$497
Provision for loan losses	323	75	3	401
Gross loan and lease charge-offs	41	—	8	49
Recoveries	7	—	4	11
Net loan and lease charge-offs (recoveries)	34	—	4	38
Balance at end of period	$571	$144	$145	$860

Reserve for unfunded lending commitments
Balance at beginning of period	$11	$12	$6	$29
Provision for unfunded lending commitments	16	8	1	25
Balance at end of period	$27	$20	$7	$54
Total allowance for credit losses at end of period
Allowance for loan losses	$571	$144	$145	$860
Reserve for unfunded lending commitments	27	20	7	54
Total allowance for credit losses	$598	$164	$152	$914
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amortized cost basis of loans on nonaccrual status is summarized as follows:

	June 30, 2021
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Loans held for sale	$1	$—	$1	$—

Commercial:
Commercial and industrial	$32	$79	$111	$20
PPP	—	1	1	—
Owner-occupied	36	33	69	3
Total commercial	68	113	181	23
Commercial real estate:
Term	13	15	28	2
Total commercial real estate	13	15	28	2
Consumer:
Home equity credit line	6	12	18	3
1-4 family residential	13	65	78	5
Bankcard and other revolving plans	—	1	1	—
Total consumer loans	19	78	97	8
Total	$100	$206	$306	$33

	December 31, 2020
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Commercial:
Commercial and industrial	$73	$67	$140	$22
Owner-occupied	38	38	76	4
Total commercial	111	105	216	26
Commercial real estate:
Term	12	19	31	3
Total commercial real estate	12	19	31	3
Consumer:
Home equity credit line	2	14	16	3
1-4 family residential	14	89	103	9
Bankcard and other revolving plans	—	1	1	1
Total consumer loans	16	104	120	13
Total	$139	$228	$367	$42
For accruing loans, interest is accrued, and interest payments are recognized into interest income according to the contractual loan agreement. For nonaccruing loans, the accrual of interest is discontinued, any uncollected or accrued interest is reversed or written-off from interest income in a timely manner (generally within one month), and any payments received on these loans are not recognized into interest income, but are applied as a reduction to the principal outstanding. For the three and six months ended June 30, 2021 and 2020, there was no interest income recognized on a cash basis during the period the loans were on nonaccrual.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amount of accrued interest receivables written-off by reversing interest income during the period is summarized by loan portfolio segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Commercial	$4	$4	$7	$8
Commercial real estate	1	1	1	1
Consumer	—	—	—	—
Total	$5	$5	$8	$9
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
Past due loans (accruing and nonaccruing) are summarized as follows:

	June 30, 2021
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Commercial:
Commercial and industrial	$12,907	$15	$25	$40	$12,947	$1	$86
PPP	4,461	—	—	—	4,461	—	—
Leasing	307	—	—	—	307	—	—
Owner-occupied	8,197	11	23	34	8,231	3	45
Municipal	3,215	—	—	—	3,215	—	—
Total commercial	29,087	26	48	74	29,161	4	131
Commercial real estate:
Construction and land development	2,576	—	—	—	2,576	—	—
Term	9,521	2	9	11	9,532	2	21
Total commercial real estate	12,097	2	9	11	12,108	2	21
Consumer:
Home equity credit line	2,718	4	5	9	2,727	—	10
1-4 family residential	6,223	7	39	46	6,269	—	36
Construction and other consumer real estate	593	—	—	—	593	—	—
Bankcard and other revolving plans	412	2	1	3	415	—	—
Other	125	—	—	—	125	—	—
Total consumer loans	10,071	13	45	58	10,129	—	46
Total	$51,255	$41	$102	$143	$51,398	$6	$198

	December 31, 2020
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]

Commercial:
Commercial and industrial	$13,388	$26	$30	$56	$13,444	$2	$109
PPP	5,572	—	—	—	5,572	—	—
Leasing	320	—	—	—	320	—	1
Owner-occupied	8,129	34	22	56	8,185	—	48
Municipal	2,951	—	—	—	2,951	—	—
Total commercial	30,360	60	52	112	30,472	2	158
Commercial real estate:
Construction and land development	2,341	—	4	4	2,345	4	—
Term	9,692	57	10	67	9,759	4	13
Total commercial real estate	12,033	57	14	71	12,104	8	13
Consumer:
Home equity credit line	2,733	8	4	12	2,745	—	9
1-4 family residential	6,891	12	66	78	6,969	—	33
Construction and other consumer real estate	630	—	—	—	630		—
Bankcard and other revolving plans	428	2	2	4	432	2	1
Other	123	1	—	1	124	—	—
Total consumer loans	10,805	23	72	95	10,900	2	43
Total	$53,198	$140	$138	$278	$53,476	$12	$214
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
The balance of loans classified as Doubtful was less than $1 million at June 30, 2021 and was $4 million at December 31, 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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

	June 30, 2021
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2021	2020	2019	2018	2017	Prior			Total loans
Commercial:
Commercial and industrial
Pass	$1,052	$1,476	$1,478	$912	$418	$315	$5,966	$169	$11,786
Special Mention	2	56	64	74	32	29	186	1	444
Accruing Substandard	20	38	139	92	34	64	217	2	606
Nonaccrual	1	10	2	4	8	27	39	20	111
Total commercial and industrial	1,075	1,580	1,683	1,082	492	435	6,408	192	12,947
PPP
Pass	2,556	1,904	—	—	—	—	—	—	4,460
Nonaccrual	—	1	—	—	—	—	—	—	1
Total PPP	2,556	1,905	—	—	—	—	—	—	4,461
Leasing
Pass	11	53	79	74	48	26	—	—	291
Special Mention	—	1	6	2	1	6	—	—	16
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	11	54	85	76	49	32	—	—	307
Owner-occupied
Pass	804	1,568	1,060	1,059	824	2,001	132	76	7,524
Special Mention	8	56	57	55	23	68	8	7	282
Accruing Substandard	55	12	59	54	37	125	13	1	356
Nonaccrual	—	5	14	15	9	23	3	—	69
Total owner-occupied	867	1,641	1,190	1,183	893	2,217	156	84	8,231
Municipal
Pass	548	992	647	313	395	272	—	—	3,167
Special Mention	—	—	—	—	—	34	—	—	34
Accruing Substandard	—	9	—	—	—	5	—	—	14
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	548	1,001	647	313	395	311	—	—	3,215
Total commercial	5,057	6,181	3,605	2,654	1,829	2,995	6,564	276	29,161
Commercial real estate:
Construction and land development
Pass	298	745	708	160	43	3	524	56	2,537
Special Mention	—	—	1	—	—	—	—	—	1
Accruing Substandard	12	—	26	—	—	—	—	—	38
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	310	745	735	160	43	3	524	56	2,576
Term
Pass	1,115	2,047	1,796	1,318	620	1,701	207	202	9,006
Special Mention	7	87	26	82	11	36	—	3	252
Accruing Substandard	8	10	30	99	20	76	1	2	246
Nonaccrual	—	—	5	—	1	22	—	—	28
Total term	1,130	2,144	1,857	1,499	652	1,835	208	207	9,532
Total commercial real estate	1,440	2,889	2,592	1,659	695	1,838	732	263	12,108

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	June 30, 2021
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2021	2020	2019	2018	2017	Prior			Total loans
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	2,601	105	2,706
Special Mention	—	—	—	—	—	—	1	—	1
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	10	8	18
Total home equity credit line	—	—	—	—	—	—	2,614	113	2,727
1-4 family residential
Pass	591	1,103	834	636	846	2,178	—	—	6,188
Special Mention	—	—	—	—	—	1	—	—	1
Accruing Substandard	—	—	—	—	—	2	—	—	2
Nonaccrual	—	6	8	4	14	46	—	—	78
Total 1-4 family residential	591	1,109	842	640	860	2,227	—	—	6,269
Construction and other consumer real estate
Pass	71	282	176	49	6	8	—	—	592
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	1	—	—	—	—	—	—	1
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	71	283	176	49	6	8	—	—	593
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	410	2	412
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	—	1	1
Total bankcard and other revolving plans	—	—	—	—	—	—	412	3	415
Other consumer
Pass	47	30	24	14	7	3	—	—	125
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	47	30	24	14	7	3	—	—	125
Total consumer	709	1,422	1,042	703	873	2,238	3,026	116	10,129
Total loans	$7,206	$10,492	$7,239	$5,016	$3,397	$7,071	$10,322	$655	$51,398

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2020
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2020	2019	2018	2017	2016	Prior			Total loans
Commercial:
Commercial and industrial
Pass	$2,585	$2,743	$1,903	$829	$296	$228	$3,298	$109	$11,991
Special Mention	79	152	183	98	4	43	110	1	670
Accruing Substandard	123	157	129	44	26	17	141	6	643
Nonaccrual	57	2	10	8	2	15	36	10	140
Total commercial and industrial	2,844	3,054	2,225	979	328	303	3,585	126	13,444
PPP
Pass	5,572	—	—	—	—	—	—	—	5,572
Total PPP	5,572	—	—	—	—	—	—	—	5,572
Leasing
Pass	87	121	44	34	14	5	—	—	305
Special Mention	1	—	2	1	—	6	—	—	10
Accruing Substandard	2	1	1	1	—	—	—	—	5
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	90	122	47	36	14	11	—	—	320
Owner-occupied
Pass	1,588	1,205	1,167	895	585	1,806	161	11	7,418
Special Mention	72	65	60	60	51	41	9	3	361
Accruing Substandard	28	64	61	37	35	98	6	1	330
Nonaccrual	8	11	15	11	6	23	2	—	76
Total owner-occupied	1,696	1,345	1,303	1,003	677	1,968	178	15	8,185
Municipal
Pass	1,031	827	359	419	68	227	3	—	2,934
Special Mention	—	—	—	—	—	8	—	—	8
Accruing Substandard	—	—	—	—	—	9	—	—	9
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	1,031	827	359	419	68	244	3	—	2,951
Total commercial	11,233	5,348	3,934	2,437	1,087	2,526	3,766	141	30,472
Commercial real estate:
Construction and land development
Pass	558	933	267	41	1	6	423	3	2,232
Special Mention	24	43	11	—	—	—	5	—	83
Accruing Substandard	—	30	—	—	—	—	—	—	30
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	582	1,006	278	41	1	6	428	3	2,345
Term
Pass	2,524	1,858	1,639	761	778	1,291	73	20	8,944
Special Mention	110	89	177	42	23	85	—	5	531
Accruing Substandard	41	34	96	30	18	34	—	—	253
Nonaccrual	3	5	—	2	1	20	—	—	31
Total term	2,678	1,986	1,912	835	820	1,430	73	25	9,759
Total commercial real estate	3,260	2,992	2,190	876	821	1,436	501	28	12,104

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2020
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2020	2019	2018	2017	2016	Prior			Total loans
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	2,606	115	2,721
Special Mention	—	—	—	—	—	—	2	—	2
Accruing Substandard	—	—	—	—	—	—	6	—	6
Nonaccrual	—	—	—	—	—	—	11	5	16
Total home equity credit line	—	—	—	—	—	—	2,625	120	2,745
1-4 family residential
Pass	1,185	1,017	833	1,081	1,174	1,570	—	—	6,860
Special Mention	—	—	—	—	—	2	—	—	2
Accruing Substandard	—	—	1	—	2	1	—	—	4
Nonaccrual	2	12	7	19	15	48	—	—	103
Total 1-4 family residential	1,187	1,029	841	1,100	1,191	1,621	—	—	6,969
Construction and other consumer real estate
Pass	200	296	106	16	1	11	—	—	630
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	200	296	106	16	1	11	—	—	630
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	426	2	428
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	3	—	3
Nonaccrual	—	—	—	—	—	—	—	1	1
Total bankcard and other revolving plans	—	—	—	—	—	—	429	3	432
Other consumer
Pass	51	35	22	10	4	2	—	—	124
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	51	35	22	10	4	2	—	—	124
Total consumer	1,438	1,360	969	1,126	1,196	1,634	3,054	123	10,900
Total loans	$15,931	$9,700	$7,093	$4,439	$3,104	$5,596	$7,321	$292	$53,476
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
Selected information on TDRs, including the recorded investment on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	June 30, 2021
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other [1]	Multiple modification types [2]	Total
Accruing
Commercial:
Commercial and industrial	$2	$—	$—	$—	$12	$21	$35
Owner-occupied	5	4	—	8	15	39	71
Total commercial	7	4	—	8	27	60	106
Commercial real estate:
Construction and land development	—	8	—	—	—	—	8
Term	1	26	—	35	96	22	180
Total commercial real estate	1	34	—	35	96	22	188
Consumer:
Home equity credit line	—	1	6	—	—	2	9
1-4 family residential	6	1	3	—	1	16	27
Total consumer loans	6	2	9	—	1	18	36
Total accruing	14	40	9	43	124	100	330
Nonaccruing
Commercial:
Commercial and industrial	17	1	—	2	8	45	73
Owner-occupied	5	—	—	3	—	17	25
Total commercial	22	1	—	5	8	62	98
Commercial real estate:
Term	2	—	—	13	2	5	22
Total commercial real estate	2	—	—	13	2	5	22
Consumer:
Home equity credit line	—	—	2	—	—	—	2
1-4 family residential	1	1	1	—	—	3	6
Total consumer loans	1	1	3	—	—	3	8
Total nonaccruing	25	2	3	18	10	70	128
Total	$39	$42	$12	$61	$134	$170	$458
1 Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.
2 Includes TDRs that resulted from a combination of any of the previous modification types.

	December 31, 2020
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other [1]	Multiple modification types [2]	Total
Accruing
Commercial:
Commercial and industrial	$—	$—	$—	$—	$3	$4	$7
Owner-occupied	5	1	—	4	4	8	22
Total commercial	5	1	—	4	7	12	29
Commercial real estate:
Term	1	—	—	16	94	23	134
Total commercial real estate	1	—	—	16	94	23	134
Consumer:
Home equity credit line	—	1	7	—	—	2	10
1-4 family residential	4	1	3	—	2	15	25
Total consumer loans	4	2	10	—	2	17	35
Total accruing	10	3	10	20	103	52	198
Nonaccruing
Commercial:
Commercial and industrial	—	—	—	3	10	52	65
Owner-occupied	5	—	—	3	—	10	18
Total commercial	5	—	—	6	10	62	83
Commercial real estate:
Term	2	—	—	13	3	2	20
Total commercial real estate	2	—	—	13	3	2	20
Consumer:
Home equity credit line	—	—	2	—	—	—	2
1-4 family residential	1	1	—	—	—	6	8
Total consumer loans	1	1	2	—	—	6	10
Total nonaccruing	8	1	2	19	13	70	113
Total	$18	$4	$12	$39	$116	$122	$311
1 Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.
2 Includes TDRs that resulted from a combination of any of the previous modification types.
Unfunded lending commitments on TDRs totaled $27 million and $3 million at June 30, 2021 and December 31, 2020, respectively.
The total recorded investment of all TDRs in which interest rates were modified below market was $107 million at June 30, 2021 and $76 million at December 31, 2020. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the three and six months ended June 30, 2021 and 2020 was not significant.
On an ongoing basis, we monitor the performance of all TDRs according to their restructured terms. Subsequent payment default is defined in terms of delinquency, when principal or interest payments are past due 90 days or more for commercial loans, or 60 days or more for consumer loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The recorded investment of accruing and nonaccruing TDRs that had a payment default during the three and six months ended June 30, 2021, which were still in default at period end, and were within 12 months or less of being modified as TDRs was approximately $3 million and $5 million, respectively, and $2 million and $3 million for the three and six months ended June 30, 2020, respectively.
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
Select information on loans for which the repayment is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulties, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

	June 30, 2021
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Commercial and industrial	$21	Single family residential, Agriculture	49%
Owner-occupied	10	Office building	46%
Commercial real estate:
Term	11	Multi-family, Hotel/Motel, Retail	46%
Consumer:
Home equity credit line	6	Single family residential	41%
1-4 family residential	2	Single family residential	49%
Total	$50
1 The fair value is based on the most recent appraisal or other collateral evaluation.

	December 31, 2020
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Commercial and industrial	$20	Single family residential, Agriculture	55%
Owner-occupied	10	Office Building	47%
Commercial real estate:
Term	12	Multi-family, Hotel/Motel, Retail	58%
Consumer:
Home equity credit line	3	Single family residential	34%
1-4 family residential	2	Single family residential	60%
Total	$47
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
At June 30, 2021 and December 31, 2020, we did not have any foreclosed residential real estate property. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $11 million and $10 million for the same periods, respectively.
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Accounting
Our primary objective for using derivatives is to manage risks, primarily interest rate risk. We use derivatives to manage volatility in interest income, interest expense, earnings, and capital by adjusting our interest rate sensitivity

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
to minimize the impact of fluctuations in interest rates. Derivatives are used to stabilize forecasted interest income from variable-rate assets and to modify the coupon or the duration of fixed-rate financial assets or liabilities as we consider advisable. We assist clients with their risk management needs through the use of derivatives. For a more detailed discussion of the use of and accounting policies regarding derivative instruments, see Note 7 of our 2020 Form 10-K.
Fair Value Hedges of Liabilities – At June 30, 2021, we had one receive-fixed interest rate swap with a notional amount of $500 million designated in a qualifying fair value hedge relationship of fixed-rate debt. The receive-fixed interest rate swap effectively converts the interest on our fixed-rate debt to floating. During the second quarter of 2021, derivatives designated as fair value hedges of debt increased in value by $12 million which was offset by changes in the fair value of the hedged debt instruments as shown in the schedules below. During the second quarter of 2021, we amortized $3 million of cumulative unamortized debt basis adjustments related to previously terminated fair value hedges of debt. We had $5 million of unamortized debt basis adjustments from previously designated fair value hedges remaining.
Fair Value Hedges of Assets – At June 30, 2021, we had pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $383 million designated as fair value hedges of certain AFS securities. These swaps effectively convert the fixed interest income to a floating rate on the hedged portion of the securities. During the second quarter of 2021, derivatives designated as fair value hedges of fixed-rate AFS securities decreased in value by $25 million, which was offset by changes in value of the hedged securities, as shown in the schedules below. We had $7 million of unamortized basis adjustments to AFS securities from previously designated fair value hedges.
Cash Flow Hedges – At June 30, 2021, we had $4 billion notional amount of receive-fixed interest rate swaps designated as cash flow hedges of pools of floating-rate commercial loans. During the second quarter of 2021, our cash flow hedge portfolio decreased in value by $12 million, which was recorded in AOCI. The amounts deferred in AOCI are reclassified into earnings in the periods in which the interest payments occur (i.e., when the hedged forecasted transactions affect earnings).
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. For a more detailed discussion of collateral and credit risk related to our derivative contracts, see Note 7 of our 2020 Form 10-K.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for by the contractual terms. At June 30, 2021, the fair value of our derivative liabilities was $295 million, for which we were required to pledge cash collateral of $61 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s (“S&P”) or Moody’s at June 30, 2021, there would likely be $2 million of additional collateral required to be pledged. As a result of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Derivative Amounts
Selected information with respect to notional amounts and recorded gross fair values at June 30, 2021 and December 31, 2020, is summarized as follows:

	June 30, 2021			December 31, 2020
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets:
Purchased interest rate floors	$—	$—	$—	$—	$—	$—
Receive-fixed interest rate swaps	3,950	—	—	3,150	—	—
Fair value hedges:
Debt hedges: Receive-fixed interest rate swaps	500	—	—	500	—	—
Asset hedges: Pay-fixed interest rate swaps	383	9	—	383	3	—
Total derivatives designated as hedging instruments	4,833	9	—	4,033	3	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives [1,2]	6,278	261	21	5,986	390	2
Offsetting interest rate derivatives [2]	6,278	24	269	5,986	3	409
Other interest rate derivatives	1,325	8	1	1,649	20	3
Foreign exchange derivatives	359	4	4	223	4	4
Total derivatives not designated as hedging instruments	14,240	297	295	13,844	417	418
Total derivatives	$19,073	$306	$295	$17,877	$420	$418
1 Customer-facing interest rate derivatives include a net CVA of $5 million at June 30, 2021, and an $18 million net credit valuation adjustment reducing the fair value amount at December 31, 2020. These adjustments are required to reflect both our nonperformance risk and that of the respective counterparty.
2 The fair value amounts for these derivatives do not include the settlement amounts for those trades that are centrally cleared. Once the settlement amounts with the clearing houses are included the derivative fair values would be the following:

	June 30, 2021		December 31, 2020
(In millions)	Other assets	Other liabilities	Other assets	Other liabilities
Customer-facing interest rate derivatives	$261	$21	$390	$2
Offsetting interest rate derivatives	3	18	1	29
The amount of derivative gains (losses) from cash flow and fair value hedges that was deferred in OCI or recognized in earnings for the three and six months ended June 30, 2021 and 2020 is shown in the schedules below.

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended June 30, 2021
(In millions)	Effective portion of derivatives gain/(loss) deferred in OCI	Excluded components deferred in OCI (amortization approach)	Amount of gain/(loss) reclassified from OCI into income	Interest on fair value hedges	Hedge ineffectiveness/OCI reclass due to missed forecast
Cash flow hedges of floating-rate assets:[1]
Purchased interest rate floors	$—	$—	$2	$—	$—
Interest rate swaps	(4)	—	13	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	2	—
Basis amortization on terminated hedges [2,3]	—	—	—	3	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	—	(1)	—
Basis amortization on terminated hedges [2,3]	—	—	—	—	—
Total derivatives designated as hedging instruments	$(4)	$—	$15	$4	$—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Amount of derivative gain (loss) recognized/reclassified
	Six Months Ended June 30, 2021
(In millions)	Effective portion of derivatives gain/(loss) deferred in OCI	Excluded components deferred in OCI (amortization approach)	Amount of gain/(loss) reclassified from OCI into income	Interest on fair value hedges	Hedge ineffectiveness/OCI reclass due to missed forecast
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$—	$6	$—	$—
Interest rate swaps	(9)	—	25	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	4	—
Basis amortization on terminated hedges [2,3]	—	—	—	6	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	—	(1)	—
Basis amortization on terminated hedges [2,3]	—	—	—	—	—
Total derivatives designated as hedging instruments	$(9)	$—	$31	$9	$—

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended June 30, 2020
(In millions)	Effective portion of derivatives gain/(loss) deferred in OCI	Excluded components deferred in OCI (amortization approach)	Amount of gain/(loss) reclassified from OCI into income	Interest on fair value hedges	Hedge ineffectiveness/OCI reclass due to missed forecast
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$—	$3	$—	$—
Interest rate swaps	10	—	10	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	1	—
Basis amortization on terminated hedges [2,3]	—	—	—	6	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	—	—	—
Basis amortization on terminated hedges [2,3]	—	—	—	—	—
Total derivatives designated as hedging instruments	$10	$—	$13	$7	$—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Amount of derivative gain (loss) recognized/reclassified
	Six Months Ended June 30, 2020
(In millions)	Effective portion of derivatives gain/(loss) deferred in OCI	Excluded components deferred in OCI (amortization approach)	Amount of gain/(loss) reclassified from OCI into income	Interest on fair value hedges	Hedge ineffectiveness/OCI reclass due to missed forecast
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$—	$6	$—	$—
Interest rate swaps	102	—	11	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	3	—
Basis amortization on terminated hedges [2,3]	—	—	—	7	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	—	—	—
Basis amortization on terminated hedges [2,3]	—	—	—	—	—
Total derivatives designated as hedging instruments	$102	$—	$17	$10	$—
Note: These schedules are not intended to present, at any given time, our long/short position with respect to our derivative contracts.
1 Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss). For the 12 months following June 30, 2021, we estimate that $48 million will be reclassified from AOCI into interest income.
2 Adjustment to interest expense resulting from the amortization of the debt basis adjustment on fixed-rate debt previously hedged by terminated receive-fixed interest rate.
3The cumulative unamortized basis adjustment from previously terminated or redesignated fair value hedges at June 30, 2021 is $5 million and $7 million of terminated fair value debt and asset hedges, respectively. The amortization of the cumulative unamortized basis adjustment from asset hedges is not shown in the schedules because it is not significant.
The amount of gains (losses) recognized from derivatives not designated as accounting hedges is as follows:

	Other Noninterest Income/(Expense)
(In millions)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	$87	$(95)	$34	$346
Offsetting interest rate derivatives	(89)	117	(39)	(352)
Other interest rate derivatives	(6)	(10)	2	11
Foreign exchange derivatives	6	11	5	12
Total derivatives not designated as hedging instruments	$(2)	$23	$2	$17
The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented.

	Gain/(loss) recorded in income
	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(In millions)	Derivatives [2]	Hedged items	Total income statement impact	Derivatives [2]	Hedged items	Total income statement impact
Debt: Receive-fixed interest rate swaps [1,2]	$12	$(12)	$—	$4	$(4)	$—
Assets: Pay-fixed interest rate swaps [1,2]	(25)	25	—	—	—	—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Gain/(loss) recorded in income
	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(In millions)	Derivatives [2]	Hedged items	Total income statement impact	Derivatives [2]	Hedged items	Total income statement impact
Debt: Receive-fixed interest rate swaps [1,2]	$(23)	$23	$—	$75	$(75)	$—
Assets: Pay-fixed interest rate swaps [1,2]	23	(23)	—	—	—	—
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
The following schedule provides selected information regarding basis adjustments for hedged items.

	Par value of hedged assets/(liabilities)		Carrying amount of the hedged assets/(liabilities)[1]		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item
(In millions)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Long-term fixed-rate debt	$(500)	$(500)	$(514)	$(537)	$(14)	$(37)
Fixed-rate AFS securities	383	383	339	362	(44)	(21)
1 Carrying amounts displayed above exclude issuance and purchase discounts or premiums and unamortized issuance/acquisition costs and also exclude amounts related to terminated fair value hedges.
8. LEASES
We determine if a contract is a lease or contains a lease at inception. The right to use leased assets for the lease term are considered right-of-use (“ROU”) assets. Operating lease assets are included in “other assets,” and finance lease assets are included in “premises, equipment and software, net,” and lease liabilities for operating leases are included in “other liabilities,” and finance leases are included in “long-term debt” on our consolidated balance sheet. For a more detailed discussion of our lease policies, see Note 8 of our 2020 Form 10-K.
We have operating and finance leases for branches, corporate offices, and data centers. Our equipment leases are not material. At June 30, 2021, we had 419 branches, of which 273 are owned and 146 are leased. We lease our headquarters in Salt Lake City, Utah, and other office or data centers are either owned or leased.
We may enter into certain lease arrangements with a term of 12 months or less, and we have elected to exclude these from capitalization. The remaining maturities of our lease commitments range from the year 2021 to 2062, and some lease arrangements include options to extend or terminate the leases.
Assets recorded under operating leases were $202 million at June 30, 2021, and $213 million at December 31, 2020, while assets recorded under finance leases were $4 million for the same periods. We utilized a secured incremental borrowing rate based on the remaining term of the lease as of the effective date for the discount rate to determine our lease ROU assets and liabilities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents lease-related assets and liabilities, their weighted average remaining life, and the weighted average discount rate:

(Dollar amounts in millions)	June 30, 2021	December 31, 2020

Operating assets and liabilities
Operating right-of-use assets, net of amortization	$202	$213
Operating lease liabilities	229	240
Weighted average remaining lease term (years)
Operating leases	8.7	8.9
Finance leases	18.8	19.2
Weighted average discount rate
Operating leases	2.8%	2.9%
Finance leases	3.1%	3.1%
The components of lease expense are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020

Operating lease costs	$12	$12	$24	$24
Variable lease costs	12	12	25	24
Total lease cost	$24	$24	$49	$48
Supplemental cash flow information related to leases is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020

Cash paid for amounts in the measurement of lease liabilities:
Operating cash disbursements from operating leases	$12	$13	$25	$25
ROU assets obtained in exchange for lease liabilities are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020

New operating lease liabilities	$—	$3	$—	$6
Maturities analysis for operating lease liabilities at June 30, 2021 is as follows (contractual undiscounted lease payments):

(In millions)

2021 [1]	$25
2022	47
2023	41
2024	32
2025	23
Thereafter	97
Total	$265
1 Contractual maturities for the six months remaining in 2021.
We enter into certain lease agreements where we are the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which we occupy portions of the building. Operating lease income was $3 million for both the second quarter of 2021 and 2020, and $7 million and $6 million for the first six months of 2021 and 2020, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We make equipment leases, considered to be sales-type leases or direct financing leases, totaling $307 million and $320 million at June 30, 2021 and December 31, 2020, respectively. We recorded income of $3 million on these leases for both the second quarter of 2021 and 2020, and $6 million and $7 million for the first six months of 2021 and 2020, respectively.
9. LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
Long-term debt is summarized as follows:

(In millions)	June 30, 2021	December 31, 2020

Subordinated notes	$596	$619
Senior notes	708	713
Finance lease obligations	4	4
Total	$1,308	$1,336
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount, unamortized debt issuance costs, and basis adjustments for interest rate swaps designated as fair value hedges.
Common Stock
Our common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. At June 30, 2021, there were 162.2 million shares of $0.001 par value common stock outstanding. The balance of common stock and additional paid-in capital was $2.6 billion at June 30, 2021, and decreased $121 million, or 5%, from December 31, 2020, primarily due to common stock repurchases. During the first six months of 2021, we repurchased 2.7 million common shares outstanding for $150 million at an average price of $54.94 per share.
Preferred Stock
During the second quarter of 2021, we redeemed the outstanding shares of our 5.75% Series H Non-Cumulative Perpetual Preferred Stock at par value, resulting in a $126 million decrease of preferred stock. There were no additional fees or premium paid associated with the redemption.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Accumulated Other Comprehensive Income
Accumulated other comprehensive income decreased to $175 million at June 30, 2021, from $325 million at December 31, 2020, primarily as a result of decreases in the fair value of AFS securities due to changes in interest rates. Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Six Months Ended June 30, 2021
Balance at December 31, 2020	$258	$69	$(2)	$325

OCI (loss) before reclassifications, net of tax	(130)	3	—	(127)
Amounts reclassified from AOCI, net of tax	—	(23)	—	(23)
Other comprehensive income (loss)	(130)	(20)	—	(150)
Balance at June 30, 2021	$128	$49	$(2)	$175
Income tax benefit included in other comprehensive income (loss)	$(42)	$(6)	$—	$(48)
Six Months Ended June 30, 2020
Balance at December 31, 2019	$29	$28	$(14)	$43

OCI before reclassifications, net of tax	241	71	13	325
Amounts reclassified from AOCI, net of tax	—	(13)	—	(13)
Other comprehensive income	241	58	13	312
Balance at June 30, 2020	$270	$86	$(1)	$355
Income tax expense included in OCI	$79	$19	$4	$102

	Amounts reclassified from AOCI [1]		Amounts reclassified from AOCI [1]		Statement of income (SI)
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI components	2021	2020	2021	2020		Affected line item

Net unrealized gains on derivative instruments	$15	$13	$31	$17	SI	Interest and fees on loans
Income tax expense	4	3	8	4
Amounts Reclassified from AOCI	$11	$10	$23	$13
1 Positive reclassification amounts indicate increases to earnings in the income statement.
10. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of various off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

(In millions)	June 30, 2021	December 31, 2020

Net unfunded commitments to extend credit [1]	$24,808	$24,217
Standby letters of credit:
Financial	617	531
Performance	233	167
Commercial letters of credit	31	34
Total unfunded lending commitments	$25,689	$24,949
1 Net of participations.
Our 2020 Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At June 30, 2021, we had recorded $4 million as a liability for the guarantees associated

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
with the standby letters of credit, which consisted of $2 million attributable to the RULC and $2 million of deferred commitment fees.
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
At June 30, 2021, we were subject to the following material litigation or governmental inquiries:
•a civil suit, JTS Communities, Inc. et. al v. CB&T, Jun Enkoji and Dawn Satow, brought against us in the Superior Court for Sacramento County, California in June 2017. In this case four investors in our former customer, International Manufacturing Group (“IMG”) seek to hold us liable for losses arising from their investments in that company, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. This case is in the final discovery phase with a summary judgment motion to be heard on August 26, 2021. Currently, trial is scheduled September 28, 2021.
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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available at June 30, 2021, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $40 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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
11. REVENUE RECOGNITION
We derive our revenue primarily from interest income on loans and securities, which was approximately 73% of our total revenue in the second quarter of 2021. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. For a discussion of our revenue recognition from contracts, and the implementation of ASC 606, see Note 17 of our 2020 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Disaggregation of Revenue
The schedule below presents noninterest income and net revenue by operating business segments for the three months ended June 30, 2021 and 2020. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity.

	Zions Bank		Amegy		CB&T
(In millions)	2021	2020	2021	2020	2021	2020

Commercial account fees	$11	$10	$10	$10	$6	$5
Card fees	15	11	7	6	4	3
Retail and business banking fees	6	5	4	3	3	3
Capital markets and foreign exchange fees	—	(1)	—	1	—	—
Wealth management fees	5	4	3	2	1	1
Other customer-related fees	2	2	1	2	1	1
Total noninterest income from contracts with customers (ASC 606)	39	31	25	24	15	13
Other noninterest income (Non-ASC 606 customer-related)	7	7	9	8	9	6
Total customer-related fees	46	38	34	32	24	19
Other noninterest income (noncustomer-related)	—	—	1	(1)	1	—
Total noninterest income	46	38	35	31	25	19
Net interest income	159	165	117	126	133	127
Total income less interest expense	$205	$203	$152	$157	$158	$146

	NBAZ		NSB		Vectra
(In millions)	2021	2020	2021	2020	2021	2020

Commercial account fees	$2	$2	$2	$1	$2	$1
Card fees	3	2	3	2	1	1
Retail and business banking fees	2	2	3	2	1	1
Capital markets and foreign exchange fees	—	—	—	—	—	—
Wealth management fees	1	—	1	1	—	—
Other customer-related fees	—	—	—	—	1	1
Total noninterest income from contracts with customers (ASC 606)	8	6	9	6	5	4
Other noninterest income (Non-ASC 606 customer-related)	2	4	3	4	3	4
Total customer-related fees	10	10	12	10	8	8
Other noninterest income (noncustomer-related)	1	—	—	—	—	—
Total noninterest income	11	10	12	10	8	8
Net interest income	53	54	37	37	35	34
Total income less interest expense	$64	$64	$49	$47	$43	$42

	TCBW		Other		Consolidated Bank
(In millions)	2021	2020	2021	2020	2021	2020

Commercial account fees	$1	$1	$—	$—	$34	$30
Card fees	—	—	—	—	33	25
Retail and business banking fees	—	—	(1)	(1)	18	15
Capital markets and foreign exchange fees	—	—	2	3	2	3
Wealth management fees	—	—	—	1	11	9
Other customer-related fees	—	—	8	6	13	12
Total noninterest income from contracts with customers (ASC 606)	1	1	9	9	111	94
Other noninterest income (Non-ASC 606 customer-related)	1	—	(6)	3	28	36
Total customer-related fees	2	1	3	12	139	130
Other noninterest income (noncustomer-related)	—	—	63	(12)	66	(13)
Total noninterest income	2	1	66	—	205	117
Net interest income	14	14	7	6	555	563
Total income less interest expense	$16	$15	$73	$6	$760	$680

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the noninterest income and net revenue by operating segments for the six months ended June 30, 2021 and 2020:

	Zions Bank		Amegy		CB&T
(In millions)	2021	2020	2021	2020	2021	2020

Commercial account fees	$22	$21	$19	$18	$12	$11
Card fees	27	23	13	12	8	6
Retail and business banking fees	10	10	7	7	6	6
Capital markets and foreign exchange fees	—	(1)	2	3	—	—
Wealth management fees	10	8	6	6	2	2
Other customer-related fees	4	4	3	4	2	3
Total noninterest income from contracts with customers (ASC 606)	73	65	50	50	30	28
Other noninterest income (Non-ASC 606 customer-related)	12	12	16	17	17	15
Total customer-related fees	85	77	66	67	47	43
Other noninterest income (noncustomer-related)	—	(1)	1	—	2	1
Total noninterest income	85	76	67	67	49	44
Net interest income	316	329	233	246	264	252
Total income less interest expense	$401	$405	$300	$313	$313	$296

	NBAZ		NSB		Vectra
(In millions)	2021	2020	2021	2020	2021	2020

Commercial account fees	$4	$4	$4	$4	$3	$3
Card fees	5	5	6	5	3	2
Retail and business banking fees	4	4	5	4	2	2
Capital markets and foreign exchange fees	—	—	—	—	—	—
Wealth management fees	1	1	2	2	1	1
Other customer-related fees	1	—	—	—	1	1
Total noninterest income from contracts with customers (ASC 606)	15	14	17	15	10	9
Other noninterest income (Non-ASC 606 customer-related)	6	7	8	6	6	7
Total customer-related fees	21	21	25	21	16	16
Other noninterest income (noncustomer-related)	1	—	—	—	—	—
Total noninterest income	22	21	25	21	16	16
Net interest income	105	108	74	73	68	67
Total income less interest expense	$127	$129	$99	$94	$84	$83

	TCBW		Other		Consolidated Bank
(In millions)	2021	2020	2021	2020	2021	2020

Commercial account fees	$1	$1	$1	$(1)	$66	$61
Card fees	1	—	—	2	63	55
Retail and business banking fees	—	—	1	—	35	33
Capital markets and foreign exchange fees	—	—	2	4	4	6
Wealth management fees	—	—	(1)	(1)	21	19
Other customer-related fees	—	—	13	10	24	22
Total noninterest income from contracts with customers (ASC 606)	2	1	16	14	213	196
Other noninterest income (Non-ASC 606 customer-related)	1	1	(7)	10	59	75
Total customer-related fees	3	2	9	24	272	271
Other noninterest income (noncustomer-related)	—	—	98	(21)	102	(21)
Total noninterest income	3	2	107	3	374	250
Net interest income	27	26	13	10	1,100	1,111
Total income less interest expense	$30	$28	$120	$13	$1,474	$1,361
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in other assets on the consolidated balance sheet. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically not significant.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
12. INCOME TAXES
The effective income tax rate was 22.2% for the second quarter of 2021, compared with 19.5% for the second quarter of 2020. The effective income tax rate for the first six months of 2021 and 2020 was 21.9% and 18.4%, respectively. These rates were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance, and were increased by the non-deductibility of Federal Deposit Insurance Corporation (“FDIC”) premiums, certain executive compensation plans, and other fringe benefits. Compared with 2021, the 2020 tax rate was also lower as a result of the proportional increase in nontaxable items and tax credits relative to pretax book income.
The amount of our net deferred tax liability (“DTL”) was $63 million at June 30, 2021, compared with $3 million at December 31, 2020. The increase in the net DTL resulted primarily from the negative provision for credit losses, and was partially offset by an increase in unrealized losses in AOCI related to investment securities.
We had no valuation allowance at June 30, 2021 or December 31, 2020, respectively. We regularly evaluate deferred tax assets to determine whether a valuation allowance is required. This evaluation considers all available evidence, both positive and negative, based on the more likely than not criteria that such assets will be realized. This evaluation also includes, but is not limited to (1) available carryback potential to prior tax years, (2) potential future reversals of existing deferred tax liabilities, which historically has a reversal pattern generally consistent with deferred tax assets, (3) potential tax planning strategies, and (4) future projected taxable income. Based on our evaluation, and considering the weight of the positive evidence compared with the negative evidence, we concluded a valuation allowance was not required at June 30, 2021.
13. NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except shares and per share amounts)	2021	2020	2021	2020

Basic:
Net income	$354	$66	$676	$80
Less common and preferred dividends	65	66	129	130
Less impact from redemption of preferred stock	3	—	3	—
Undistributed earnings	286	—	544	(50)
Less undistributed earnings applicable to nonvested shares	2	—	5	—
Undistributed earnings applicable to common shares	284	—	539	(50)
Distributed earnings applicable to common shares	56	56	111	112
Total earnings applicable to common shares	$340	$56	$650	$62
Weighted average common shares outstanding (in thousands)	162,742	163,542	163,144	163,843
Net earnings per common share	$2.08	$0.34	$3.98	$0.38
Diluted:
Total earnings applicable to common shares	$340	$56	$650	$62
Weighted average common shares outstanding (in thousands)	162,742	163,542	163,144	163,843
Dilutive effect of common stock warrants (in thousands)	—	723	—	4,012
Dilutive effect of stock options (in thousands)	312	160	324	277
Weighted average diluted common shares outstanding (in thousands)	163,054	164,425	163,468	168,132
Net earnings per common share	$2.08	$0.34	$3.98	$0.37

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020

Restricted stock and restricted stock units	1,374	1,321	1,394	1,357
Stock options	7	938	234	855

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
At June 30, 2021, Zions Bank operated 96 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. Amegy operated 75 branches in Texas. CB&T operated 83 branches in California. NBAZ operated 56 branches in Arizona. NSB operated 45 branches in Nevada. Vectra operated 34 branches in Colorado and one branch in New Mexico. TCBW operated two branches in Washington and one branch in Oregon.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information for the three months ended June 30, 2021 and 2020:

	Zions Bank		Amegy		CB&T
(In millions)	2021	2020	2021	2020	2021	2020
SELECTED INCOME STATEMENT DATA
Net interest income	$159	$165	$117	$126	$133	$127
Provision for credit losses	(8)	40	(45)	25	(32)	46
Net interest income after provision for credit losses	167	125	162	101	165	81
Noninterest income	46	38	35	31	25	19
Noninterest expense	113	111	84	79	76	74
Income (loss) before income taxes	$100	$52	$113	$53	$114	$26
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$13,248	$14,222	$12,452	$13,570	$13,053	$12,524
Total average deposits	22,862	17,977	15,350	13,023	15,602	13,522

	NBAZ		NSB		Vectra
(In millions)	2021	2020	2021	2020	2021	2020
SELECTED INCOME STATEMENT DATA
Net interest income	$53	$54	$37	$37	$35	$34
Provision for credit losses	(14)	16	(12)	40	(11)	(1)
Net interest income after provision for credit losses	67	38	49	(3)	46	35
Noninterest income	11	10	12	10	8	8
Noninterest expense	37	35	36	34	29	27
Income (loss) before income taxes	$41	$13	$25	$(27)	$25	$16
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,950	$5,247	$3,120	$3,169	$3,476	$3,490
Total average deposits	7,036	5,722	6,552	5,402	4,388	3,662

	TCBW		Other		Consolidated Bank
(In millions)	2021	2020	2021	2020	2021	2020
SELECTED INCOME STATEMENT DATA
Net interest income	$14	$14	$7	$6	$555	$563
Provision for credit losses	(1)	5	—	(3)	(123)	168
Net interest income after provision for credit losses	15	9	7	9	678	395
Noninterest income	2	1	66	—	205	117
Noninterest expense	5	5	48	65	428	430
Income (loss) before income taxes	$12	$5	$25	$(56)	$455	$82
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,606	$1,485	$865	$561	$52,770	$54,268
Total average deposits	1,500	1,282	1,350	2,410	74,640	63,000

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information for the six months ended June 30, 2021 and 2020:

	Zions Bank		Amegy		CB&T
(In millions)	2021	2020	2021	2020	2021	2020
SELECTED INCOME STATEMENT DATA
Net interest income	$316	$329	$233	$246	$264	$252
Provision for credit losses	(19)	94	(98)	127	(69)	84
Net interest income after provision for credit losses	335	235	331	119	333	168
Noninterest income	85	76	67	67	49	44
Noninterest expense	231	221	169	161	156	151
Income (loss) before income taxes	$189	$90	$229	$25	$226	$61
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$13,488	$13,611	$12,577	$12,984	$13,052	$11,773
Total average deposits	22,289	16,953	14,800	12,344	15,393	12,825

	NBAZ		NSB		Vectra
(In millions)	2021	2020	2021	2020	2021	2020
SELECTED INCOME STATEMENT DATA
Net interest income	$105	$108	$74	$73	$68	$67
Provision for credit losses	(24)	35	(30)	52	(11)	23
Net interest income after provision for credit losses	129	73	104	21	79	44
Noninterest income	22	21	25	21	16	16
Noninterest expense	75	72	72	70	57	53
Income (loss) before income taxes	$76	$22	$57	$(28)	$38	$7
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,029	$4,991	$3,183	$2,942	$3,463	$3,296
Total average deposits	6,791	5,413	6,312	5,115	4,334	3,325

	TCBW		Other		Consolidated Bank
(In millions)	2021	2020	2021	2020	2021	2020
SELECTED INCOME STATEMENT DATA
Net interest income	$27	$26	$13	$10	$1,100	$1,111
Provision for credit losses	(3)	10	(1)	1	(255)	426
Net interest income after provision for credit losses	30	16	14	9	1,355	685
Noninterest income	3	2	107	3	374	250
Noninterest expense	11	11	92	98	863	837
Income (loss) before income taxes	$22	$7	$29	$(86)	$866	$98
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,590	$1,372	$833	$563	$53,215	$51,532
Total average deposits	1,449	1,165	1,684	2,814	73,052	59,954

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate and market risks are among the most significant risks regularly undertaken by us, and they are closely monitored as previously discussed. A discussion regarding our management of interest rate and market risk is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2021. There were no changes in our internal control over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 1.A RISK FACTORS
We believe there have been no material changes in the risk factors included in Zions Bancorporation, National Association's 2020 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes our share repurchases for the second quarter of 2021:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs

April	6,933	$55.57	—
May	1,502,132	58.00	1,499,156
June	225,946	57.61	225,946
Second quarter	1,735,011	57.94	1,725,102
1 Represents common shares acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options under provisions of an employee share-based compensation plan.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
a.Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

10.1	Ninth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, effective October 27, 2020 (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in Inline XBRL (i) the Consolidated Balance Sheets as of June 30,2021 and December 31, 2020, (ii) the Consolidated Statements of Income for the three months ended June 30, 2021 and June 30, 2020 and the six months ended June 30, 2021 and June 30, 2020, (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2021 and June 30, 2020 and the six months ended June 30, 2021 and June 30, 2020, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended June 30, 2021 and June 30, 2020 and the six months ended June 30, 2021 and June 30, 2020, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and June 30, 2020 and (vi) the Notes to Consolidated Financial Statement (filed herewith).

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.
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
Date: August 4, 2021