Form 10-Q
period 2021-09-30
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2021-11-04
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
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
Number of common shares outstanding at October 29, 2021                        156,463,463 shares

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
GLOSSARY OF ACRONYMS

ACL	Allowance for Credit Losses	IMG	International Manufacturing Group
AFS	Available-for-Sale	IOSCO	International Organization of Securities Commissions
ALCO	Asset/Liability Committee	IPO	Initial Public Offering
ALLL	Allowance for Loan and Lease Losses	LIBOR	London Interbank Offered Rate
ALM	Asset Liability Management	MD&A	Management’s Discussion and Analysis
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	Municipalities	State and Local Governments
AOCI	Accumulated Other Comprehensive Income	NASDAQ	National Association of Securities Dealers Automated Quotations
ASC	Accounting Standards Codification	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
ASR	Accelerated Share Repurchase	NIM	Net Interest Margin
ASU	Accounting Standards Update	NM	Not Meaningful
bps	basis points	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
BSBY	Bloomberg Short-Term Bank Yield Index	OCI	Other Comprehensive Income
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	OREO	Other Real Estate Owned
CECL	Current Expected Credit Loss	PEI	Private Equity Investment
CET1	Common Equity Tier 1 (Basel III)	PPNR	Pre-provision Net Revenue
CLTV	Combined Loan-to-Value Ratio	PPP	Paycheck Protection Program
CRE	Commercial Real Estate	ROC	Risk Oversight Committee
CVA	Credit Valuation Adjustment	ROU	Right-of-Use
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	RULC	Reserve for Unfunded Lending Commitments
DTL	Deferred Tax Liability	S&P	Standard and Poor's
EaR	Earnings at Risk	SBA	Small Business Administration
ERM	Enterprise Risk Management	SBIC	Small Business Investment Company
EVE	Economic Value of Equity at Risk	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FCA	Financial Conduct Authority	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
FDIC	Federal Deposit Insurance Corporation	TDR	Troubled Debt Restructuring
FHLB	Federal Home Loan Bank	Tier 1	Common Equity Tier 1 (Basel III) and Additional Tier 1 Capital
FTP	Funds Transfer Pricing	U.S.	United States
GAAP	Generally Accepted Accounting Principles	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
HECL	Home Equity Credit Line	Zions Bancorporation, N.A.	Zions Bancorporation, National Association
HTM	Held-to-Maturity	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association

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
Although this list is not comprehensive, important factors that may cause such material differences include changes in general industry and economic conditions, including inflation; changes and uncertainties in legislation and fiscal, monetary, regulatory, trade and tax policies; changes in interest rates and uncertainty regarding the transition away from the London Interbank Offered Rate (“LIBOR”) toward other reference rates; the quality and composition of our loan and securities portfolios; competitive pressures and other factors that may affect aspects of our business, such as pricing, demand for our products and services, our ability to recruit and retain talent, including increased compensation expenses; our ability to execute our strategic plans, manage our risks, and achieve our business objectives; our ability to develop and maintain information security systems and controls designed to guard against fraud, cyber, and privacy risks; and the effects of the COVID-19 pandemic or other national or international crises or conflicts that may occur in the future and governmental responses to such matters. These factors, risks, and uncertainties, among others, are discussed in our 2020 Form 10-K and subsequent filings with the Securities and Exchange Commission.
We caution against the undue reliance on forward-looking statements, which reflect our views only as of the date they are made. Except to the extent required by law, we specifically disclaim any obligation to update any factors or to publicly announce the revisions to any of the forward-looking statements included herein to reflect future events or developments.
GAAP to NON-GAAP RECONCILIATIONS
This Form 10-Q presents non-GAAP financial measures, in addition to GAAP financial measures, to provide investors with additional information. The adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are presented in the following schedules. We consider these adjustments to be relevant to ongoing operating results as they provide a meaningful base for period-to-period and company-to-company comparisons. We use these non-GAAP financial measures to assess our performance, financial position, and for presentations of our performance to investors. We believe that presenting these non-GAAP financial measures permits investors to assess our performance on the same basis as that applied by our management and the financial services industry.
Non-GAAP financial measures have inherent limitations and are not necessarily comparable to similar capital measures that may be presented by other financial services companies. Although non-GAAP financial measures are

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		September 30, 2021	June 30, 2021	September 30, 2020

Net earnings applicable to common shareholders, net of tax	(a)	$234	$345	$167
Average common equity (GAAP)		$7,569	$7,436	$7,078
Average goodwill and intangibles		(1,015)	(1,015)	(1,015)
Average tangible common equity (non-GAAP)	(b)	$6,554	$6,421	$6,063
Number of days in quarter	(c)	92	91	92
Number of days in year	(d)	365	365	366
Return on average tangible common equity (non-GAAP)	(a/b/c)*d	14.2%	21.6%	11.0%
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		September 30, 2021	June 30, 2021	September 30, 2020

Total shareholders’ equity (GAAP)		$7,774	$8,033	$7,668
Goodwill and intangibles		(1,015)	(1,015)	(1,016)
Tangible equity (non-GAAP)	(a)	6,759	7,018	6,652
Preferred stock		(440)	(440)	(566)
Tangible common equity (non-GAAP)	(b)	$6,319	$6,578	$6,086
Total assets (GAAP)		$88,306	$87,208	$78,357
Goodwill and intangibles		(1,015)	(1,015)	(1,016)
Tangible assets (non-GAAP)	(c)	$87,291	$86,193	$77,341
Common shares outstanding (thousands)	(d)	156,530	162,248	164,009
Tangible equity ratio (non-GAAP)	(a/c)	7.7%	8.1%	8.6%
Tangible common equity ratio (non-GAAP)	(b/c)	7.2%	7.6%	7.9%
Tangible book value per common share (non-GAAP)	(b/d)	$40.37	$40.54	$37.11

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
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Nine Months Ended		Year Ended
(Dollar amounts in millions)		September 30, 2021	June 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	December 31, 2020

Noninterest expense (GAAP)	(a)	$429	$428	$442	$1,292	$1,279	$1,704
Adjustments:
Severance costs		1	—	1	1	—	1
Other real estate expense, net		—	—	—	—	—	1
Restructuring costs		—	—	1	—	2	1
Pension termination-related (income) expense		—	—	—	(5)	28	28
SBIC investment success fee accrual [1]		(4)	9	—	5	—	—
Total adjustments	(b)	(3)	9	2	1	30	31
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$432	$419	$440	$1,291	$1,249	$1,673
Net interest income (GAAP)	(d)	$555	$555	$555	$1,655	$1,665	$2,216
Fully taxable-equivalent adjustments	(e)	7	7	7	22	21	27
Taxable-equivalent net interest income (non-GAAP)	(d+e)=f	562	562	562	1,677	1,686	2,243
Noninterest income (GAAP)	g	139	205	157	513	408	574
Combined income (non-GAAP)	(f+g)=(h)	701	767	719	2,190	2,094	2,817
Adjustments:
Fair value and nonhedge derivative gain (loss)		2	(5)	8	15	(15)	(6)
Securities gains (losses), net [1]		(23)	63	4	51	(5)	7
Total adjustments	(i)	(21)	58	12	66	(20)	1
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$722	$709	$707	$2,124	$2,114	$2,816
Pre-provision net revenue (PPNR) (non-GAAP)	(h)-(a)	$272	$339	$277	$898	$815	$1,113
Adjusted PPNR (non-GAAP)	(j)-(c)	290	290	267	833	865	1,143
Efficiency ratio (non-GAAP)	(c/j)	59.8%	59.1%	62.2%	60.8%	59.1%	59.4%
1 The success fee accrual is associated with the unrealized gain/(loss) from our SBIC investment in Recursion Pharmaceuticals, Inc., and is adjusted based on the mark-to-market value of the investment. The unrealized gain/(loss) is excluded from the efficiency ratio through securities gains (losses). Both are excluded from the efficiency ratio calculation for the applicable periods.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
RESULTS OF OPERATIONS
Executive Summary
The financial performance in the third quarter of 2021 reflected strong credit performance, continued deposit growth, and improving customer-related fee income. Diluted earnings per share in the third quarter of 2021 increased to $1.45, compared with $1.01 in the third quarter of 2020.
Net interest income remained stable at $555 million, as the ongoing impact of a low interest rate environment was offset by a significant increase in average interest-earning assets of $10.1 billion from the prior year period. Net interest margin was 2.68% in the third quarter of 2021, compared with 3.06%.
The provision for credit losses was a negative $46 million, compared with a positive $55 million in the third quarter of 2020, reflecting improvements in economic forecasts, portfolio changes, and strong credit quality. Net loan and lease recoveries were $1 million, or 0.01% of average loans (excluding U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans), in the third quarter of 2021, compared with net charge-offs of $52 million, or 0.43% of average loans (ex-PPP), in the prior year quarter.
Total customer-related fees increased $12 million, or 9%, primarily due to improved customer transaction volume, new client activity, and deepening of existing client relationships. Total noninterest income decreased $18 million, or 11%, largely as a result of a $28 million negative mark-to-market adjustment during the quarter, which reduced our previously recorded unrealized gain of $63 million from the second quarter of 2021 relating to our SBIC investment in Recursion Pharmaceuticals, Inc.
Total noninterest expense declined $13 million, or 3%. The decline was attributable to a $28 million decrease in other noninterest expense that was primarily due to a $30 million donation to our charitable foundation during the third quarter of 2020, which was associated with PPP lending activity. Our efficiency ratio was 59.8%, compared with 62.2% for the third quarter of 2020. Excluding the $30 million charitable contribution in the prior year, the efficiency ratio would have been 58.0%.
The growth in average interest-earning assets was driven by a $9.6 billion increase in average money market investments and a $4.7 billion increase in average investment securities. Additionally, total deposits increased $10.8 billion, or 16%, primarily due to a $7.8 billion increase in noninterest-bearing deposits. We are actively managing our balance sheet in view of the low interest rate environment and continue to evaluate opportunities to deploy cash and money market investments into higher-yielding, low-to-medium duration assets, particularly given that deposit growth has been less transitory than we originally envisaged. We seek to balance the competing objectives of increasing current income, maintaining asset sensitivity to benefit from rising rates, and maintaining sufficient liquidity for loan growth and changes in deposit trends.
Total loans and leases decreased $4.1 billion, or 7%, primarily due to the forgiveness of PPP loans and a decline in 1-4 family residential mortgage loans. The decrease was partially offset by modest increases in the municipal, commercial real estate construction and land development, and commercial owner-occupied loan portfolios.
SBA Paycheck Protection Program
Designed to address the effects of the COVID-19 pandemic, the PPP provided small businesses with funds to be used for specific expenses, such as payroll, as defined by the SBA. Since the inception of the program in the first quarter of 2020, we processed $10 billion of PPP loans for approximately 77,000 customers, which included more than 20,000 new customers. We continue to deepen our relationships with these new customers, which has resulted in additional revenue generating services. The following schedule presents additional information related to our PPP loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
PPP LOANS

	Three Months Ended			Year Ended
(In billions)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	Total

Balance of loan originations during the period	$—	$0.3	$2.6	$7.3	$10.2
Balance of loans forgiven by the SBA during the period	1.5	2.3	1.6	1.3	6.7
(In millions)
Interest and amortization of fees	22	32	29	120	203
Accelerated recognition of unamortized net origination fees [1]	41	36	31	26	134
Total interest income related to PPP loans	$63	$68	$60	$146	$337
Total unamortized net origination fees, at period end	$83	$137	$168	$102
Loan yield	6.66%	4.56%	3.98%	3.22%
1 When a PPP loan is paid off or forgiven by the SBA prior to its maturity date, the remaining net unamortized deferred fees are immediately recognized into interest income at that time, increasing the PPP loan portfolio yield in that period.
Third Quarter 2021 Financial Performance

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions)	Efficiency ratio

Net earnings applicable to common shareholders increased from the third quarter of 2020, primarily due to a negative $46 million provision for credit losses and a $28 million decrease in other noninterest expense, largely attributable to a $30 million donation to our charitable foundation during the third quarter of 2020, which was associated with PPP lending activity.
Diluted earnings per share increased from the third quarter of 2020 as a result of increased net earnings and a 3.3 million decrease in average diluted shares, primarily due to share repurchases.
Adjusted PPNR increased $23 million from the third quarter of 2020, mainly due to the decrease in other noninterest expense related to the $30 million donation to our charitable foundation during the prior year quarter, and an increase in customer-related fees.

The decrease in our efficiency ratio from the prior year quarter is primarily a result of a decline in adjusted noninterest expense, driven by the previously mentioned charitable contribution, as well as improved customer-related fees.

Net Interest Income and Net Interest Margin
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, and was approximately 80% of our net revenue (net interest income plus noninterest income) for the quarter. Net interest margin is derived from both the amount of interest-earning assets and interest-bearing liabilities and their respective yields and rates.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NET INTEREST INCOME AND NET INTEREST MARGIN

	Three Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2021	2020

Interest and fees on loans	$484	$505	$(21)	(4)%
Interest on money market investments	7	2	5	NM
Interest on securities	78	74	4	5
Total interest income	569	581	(12)	(2)
Interest on deposits	7	18	(11)	(61)
Interest on short- and long-term borrowings	7	8	(1)	(13)
Total interest expense	14	26	(12)	(46)
Net interest income	$555	$555	$—	—%

Average interest-earning assets	$83,189	$73,108	$10,081	14%
Average interest-bearing liabilities	$40,925	$38,144	$2,781	7%
			bps
Yield on interest-earning assets [1]	2.75%	3.20%	(45)
Rate paid on total deposits and interest-bearing liabilities[1]	0.07%	0.15%	(8)
Cost of total deposits [1]	0.03%	0.11%	(8)
Net interest margin [1]	2.68%	3.06%	(38)
1 Rates are calculated using amounts in thousands; taxable-equivalent rates are used where applicable.
Net interest income remained stable at $555 million in the third quarter of 2021. Total interest income decreased $12 million, or 2%, primarily due to a $21 million decrease in interest and fees on loans, partially offset by a $5 million increase in interest on money market investments, and a $4 million increase in interest on securities. The decrease in total interest income was primarily attributable to the low interest rate environment and portfolio mix. Interest expense decreased $12 million, or 46%, largely due to an $11 million decline in interest paid on deposits, which was also attributable to low interest rates.
The net interest margin (“NIM”) was 2.68% in the third quarter of 2021, compared with 3.06% in the same prior year period. The yield on average interest-earning assets was 2.75%, a decrease of 45 bps, 32 bps of which was driven by a significant increase in average money market investments. The yield on average money market investments was 20 bps, compared with 25 bps in the same prior year period. The yield on loans increased 14 bps, the yield on securities decreased 41 bps, and the rates paid on interest-bearing deposits decreased 13 bps. The impact of low interest rates was partially offset by a shift in liability balances from borrowed funds to lower-cost deposits.
Average interest-earning assets increased $10.1 billion, or 14%, and included $3.8 billion of PPP loans. Average money market investments, including short-term deposits held at the Federal Reserve, increased $9.6 billion. We are actively managing our balance sheet in view of the low interest rate environment and continue to evaluate opportunities to deploy cash and money market investments into higher-yielding, low-to-medium duration assets.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average loans and leases decreased $4.1 billion, or 8%, from $55.0 billion in the third quarter of 2020, primarily due to the forgiveness of PPP loans and a decrease in 1-4 family residential mortgage loans. The decline in our mortgage loan portfolio is partly due to the low interest rate environment and refinancing activity. We generally originate these mortgage loans and sell them to government sponsored entities as part of our interest rate risk management efforts to limit our balance sheet exposure to long-term assets. The yield on loans and leases increased 14 bps from the prior year quarter, primarily due to accelerated amortization of deferred fees on paid off or forgiven PPP loans. Excluding PPP loans, the yield on loans decreased 18 basis points from the third quarter of 2020. The yield on non-PPP loans originated during the third quarter of 2021 was moderately less than the yield on loans maturing or otherwise paying down.
Average total deposits increased $10.9 billion to $77.4 billion at an average cost of 0.03%, from $66.5 billion at an average cost of 0.11% for the third quarter of 2020. Average interest-bearing liabilities increased $2.8 billion, or 7%, and the average rate paid on interest-bearing liabilities decreased 14 bps to 0.13%. The rate paid on total deposits and interest-bearing liabilities was 0.07%, a decrease from 0.15% during the third quarter of 2020, which was primarily due to low interest-bearing deposit rates and strong noninterest-bearing deposit growth.
Average interest-bearing deposits were $39.1 billion at an average cost of 0.07%, compared with $35.7 billion at an average cost of 0.20% for the same prior year period. Average noninterest-bearing deposits increased $7.5 billion, or 24%, and comprised 50% and 46% of average total deposits for the third quarter of 2021 and 2020, respectively. The net positive impact of noninterest-bearing sources of funds on the NIM was 0.06%, compared with 0.13% during the third quarter of 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average available-for-sale (“AFS”) securities balances increased $4.7 billion, or 34%, from $14.1 billion, in the third quarter of 2020, mainly due to an increase in our mortgage-backed securities portfolio. The yield on securities decreased 41 bps from the same prior year period, primarily due to lower yields on re-investment of principal payments and other purchases throughout the previous four quarters. We purchased $3.6 billion of AFS securities during the third quarter of 2021 with an average yield of 1.53%, and the principal repayment volume on AFS securities during the quarter was $1.1 billion. Given our current strong liquidity profile, we anticipate investment security purchases to exceed runoff over the near term.
Average borrowed funds decreased $0.6 billion from the third quarter of 2020, with average short-term borrowings decreasing $0.5 billion, and average long-term borrowings decreasing $0.1 billion. The decrease continues to reflect less reliance on borrowed funds due to strong deposit growth, which significantly exceeded earning-asset growth. The average rate paid on short-term borrowings decreased 1 bp; the rate paid on long-term debt increased 2 bps from the prior year quarter, primarily due to lower-yielding senior debt that matured over the past few quarters.
The spread on average interest-bearing funds was 2.62%, compared with 2.93% for the third quarter of 2020, and was affected by the same factors that impacted the NIM. Interest rate spreads and margins are impacted by the composition of our loan and securities portfolios and the type of funding used. For information regarding how we manage interest rate risk, see “Interest Rate and Market Risk Management” on page 28.
The following schedule summarizes the average balances, the amount of interest earned or paid, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities that generate taxable-equivalent net interest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$12,716	$7	0.20%	$3,116	$2	0.25%
Securities:
Held-to-maturity	557	4	2.87	672	6	3.39
Available-for-sale	18,814	74	1.56	14,083	69	1.95
Trading account	199	2	4.41	158	1	4.31
Total securities [2]	19,570	80	1.63	14,913	76	2.04
Loans held for sale	52	—	3.03	86	1	4.32
Loans and leases [3]
Commercial - excluding PPP loans	24,854	235	3.76	24,909	248	3.96
Commercial - PPP loans	3,795	63	6.66	6,771	52	3.03
Commercial real estate	12,144	105	3.42	11,986	106	3.52
Consumer	10,058	86	3.38	11,327	103	3.60
Total loans and leases	50,851	489	3.82	54,993	509	3.68
Total interest-earning assets	83,189	576	2.75	73,108	588	3.20
Cash and due from banks	597			583
Allowance for credit losses on loans and debt securities	(536)			(852)
Goodwill and intangibles	1,015			1,015
Other assets	4,291			4,129
Total assets	$88,556			$77,983
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$37,262	$5	0.05%	$32,111	$9	0.11%
Time	1,829	2	0.32	3,602	9	0.96
Total interest-bearing deposits	39,091	7	0.07	35,713	18	0.20
Borrowed funds:
Federal funds purchased and other short-term borrowings	630	—	0.08	1,078	—	0.09
Long-term debt	1,204	7	2.34	1,353	8	2.32
Total borrowed funds	1,834	7	1.56	2,431	8	1.33
Total interest-bearing liabilities	40,925	14	0.13	38,144	26	0.27
Noninterest-bearing demand deposits	38,320			30,789
Other liabilities	1,302			1,406
Total liabilities	80,547			70,339
Shareholders’ equity:
Preferred equity	440			566
Common equity	7,569			7,078
Total shareholders’ equity	8,009			7,644
Total liabilities and shareholders’ equity	$88,556			$77,983
Spread on average interest-bearing funds			2.62%			2.93%
Net impact of noninterest-bearing sources of funds			0.06%			0.13%
Net interest margin		$562	2.68%		$562	3.06%
Memo: total loans and leases, excluding PPP loans	$47,056	426	3.59%	$48,222	457	3.77%
Memo: total cost of deposits			0.03%			0.11%
Memo: total deposits and interest-bearing liabilities	79,245	14	0.07%	68,933	26	0.15%
1 Rates are calculated using amounts in thousands and a tax rate of 21% for the periods presented. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
2 Interest on total securities includes $29 million and $26 million of taxable-equivalent premium amortization for the third quarters of 2021 and 2020, respectively.
3 Net of unamortized purchase premiums, discounts, and deferred loan fees and costs.

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$10,271	$14	0.18%	$2,250	$11	0.65%
Securities:
Held-to-maturity	599	13	2.92	632	17	3.56
Available-for-sale	17,255	209	1.62	13,967	220	2.11
Trading account	213	7	4.25	157	5	4.29
Total securities [2]	18,067	229	1.70	14,756	242	2.19
Loans held for sale	61	1	2.77	106	4	4.19
Loans and leases [3]
Commercial - excluding PPP loans	24,716	705	3.81	25,398	794	4.18
Commercial - PPP loans	5,283	191	4.84	3,938	91	3.08
Commercial real estate	12,104	313	3.46	11,800	351	3.98
Consumer	10,315	270	3.50	11,558	325	3.75
Total loans and leases	52,418	1,479	3.77	52,694	1,561	3.96
Total interest-earning assets	80,817	1,723	2.85	69,806	1,818	3.48
Cash and due from banks	597			625
Allowance for loan losses	(651)			(692)
Goodwill and intangibles	1,015			1,014
Other assets	4,106			3,960
Total assets	$85,884			$74,713
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$36,168	$16	0.06%	$30,360	$53	0.23%
Time	2,140	7	0.44	3,968	39	1.33
Total interest-bearing deposits	38,308	23	0.08	34,328	92	0.36
Borrowed funds:
Federal funds purchased and other short-term borrowings	856	1	0.07	2,073	10	0.61
Long-term debt	1,277	22	2.32	1,611	30	2.50
Total borrowed funds	2,133	23	1.41	3,684	40	1.44
Total interest-bearing liabilities	40,441	46	0.15	38,012	132	0.46
Noninterest-bearing demand deposits	36,213			27,825
Other liabilities	1,267			1,299
Total liabilities	77,921			67,136
Shareholders’ equity:
Preferred equity	516			566
Common equity	7,447			7,011
Total shareholders’ equity	7,963			7,577
Total liabilities and shareholders’ equity	$85,884			$74,713
Spread on average interest-bearing funds			2.70%			3.02%
Net impact of noninterest-bearing sources of funds			0.08%			0.21%
Net interest margin		$1,677	2.78%		$1,686	3.23%
Memo: total loans and leases, excluding PPP loans	$47,135	1,288	3.65%	$48,756	1,470	4.03%
Memo: total cost of deposits			0.04%			0.20%
Memo: total deposits and interest-bearing liabilities	76,654	46	0.08%	65,837	132	0.48%
1 Rates are calculated using amounts in thousands and a tax rate of 21% for the periods presented. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
2 Interest on total securities includes $87 million and $80 million of taxable-equivalent premium amortization for the first nine months of 2021 and 2020, respectively.
3 Net of unamortized purchase premiums, discounts, and deferred loan fees and costs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Provision for Credit Losses
The allowance for credit losses (“ACL”) is the combination of both the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”). The ALLL represents the estimated current expected credit losses related to the loan and lease portfolio as of the balance sheet date. The RULC represents the estimated reserve for current expected credit losses associated with off-balance sheet commitments. Changes in the ALLL and RULC, net of charge-offs and recoveries, are recorded as the provision for loan and lease losses and the provision for unfunded lending commitments, respectively, in the income statement. The ACL for debt securities is estimated separately from loans.
The provision for credit losses, which is the combination of both the provision for loan losses and the provision for unfunded lending commitments, was a negative $46 million, compared with a positive $55 million in the third quarter of 2020. The ACL was $529 million at September 30, 2021, compared with $917 million at September 30, 2020. The year-over-year decrease in the ACL was due largely to improvements in economic forecasts and credit quality, brought about by the reduction in economic stress caused by the COVID-19 pandemic, compared with the prior year period. The ratio of ACL to net loans and leases (ex-PPP) was 1.11% and 1.91% at September 30, 2021 and 2020, respectively.
Net loan and lease recoveries were $1 million, or 0.01% of average loans (ex-PPP), in the third quarter of 2021, compared with net charge-offs of $52 million, or 0.43% of average loans (ex-PPP), in the prior year quarter.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Changes in Allowance for Credit Losses (in millions)
$917
$(223)
$(47)
$(118)
$529
September 30, 2020
Forecasts
Credit Quality
Portfolio Changes
September 30, 2021

The total ACL was $529 million at September 30, 2021, compared with $917 million at September 30, 2020. The bar chart above illustrates the broad categories of change in the ACL from the prior year period. The second bar represents changes in economic forecasts and current economic conditions, which decreased the ACL by $223 million from the prior year quarter due to improvements in both realized economic results and economic forecasts.
The third bar represents changes in credit quality factors and includes risk-grade migration and specific reserves against loans, which, when combined, decreased the ACL by $47 million, indicating improved credit quality. The fourth bar represents loan portfolio changes, driven by changes in portfolio mix, the aging of the portfolio, and other risk factors; all of which resulted in a $118 million reduction in the ACL.
For more information on how we determine the appropriate level of the ACL, see “Credit Risk Management” on page 21 and Note 6 of our 2020 Form 10-K.
Noninterest Income
Noninterest income represents revenue we earn from products and services that generally have no associated interest rate or yield and is classified as either customer-related or noncustomer-related income. Customer-related fees exclude items such as securities gains and losses, dividends, insurance-related income, and mark-to-market adjustments on certain derivatives.
Total noninterest income decreased $18 million, or 11%, from $157 million for the prior year quarter. Noninterest income accounted for 20% and 22% of net revenue during the third quarter of 2021 and 2020, respectively. The following schedule presents the major components of noninterest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NONINTEREST INCOME

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amount in millions)	2021	2020			2021	2020

Commercial account fees	$34	$32	$2	6%	$100	$93	$7	8%
Card fees	25	21	4	19	70	61	9	15
Retail and business banking fees	20	17	3	18	55	50	5	10
Loan-related fees and income	27	32	(5)	(16)	73	84	(11)	(13)
Capital markets and foreign exchange fees	17	16	1	6	49	58	(9)	(16)
Wealth management fees	13	10	3	30	37	32	5	16
Other customer-related fees	15	11	4	36	39	33	6	18
Customer-related fees	151	139	12	9	423	411	12	3
Fair value and nonhedge derivative income (loss)	2	8	(6)	(75)	15	(15)	30	NM
Dividends and other income	9	6	3	50	24	17	7	41
Securities gains (losses), net	(23)	4	(27)	NM	51	(5)	56	NM
Total noninterest income	$139	$157	$(18)	(11)%	$513	$408	$105	26%
Customer-related fees
Total customer-related fees increased $12 million, or 9%, from $139 million for the third quarter of 2020, primarily due to improved customer transaction volume, new client activity, and deepening of existing client relationships. Loan-related fees and income decreased $5 million, primarily due to a decline in mortgage banking revenue.
Noncustomer-related fees
Securities gains and losses decreased $27 million from the third quarter of 2020, largely as a result of a $28 million negative mark-to-market adjustment during the quarter, which reduced our previously recorded $63 million unrealized gain from the second quarter of 2021 relating to our SBIC investment in Recursion Pharmaceuticals, Inc. This investment will continue to be marked-to-market until the SBIC fund manager divests of the shares, which are subject to a minimum 180-day lock-up period from the initial offering in April 2021. During the second quarter of 2021, we accrued an associated success fee of $9 million in other noninterest expense, and reversed $4 million of this accrual during the current quarter based on the fair value of the investment.
We also recognized a $2 million gain related to a credit valuation adjustment (“CVA”) on client-related interest rate swaps, compared with a $8 million CVA gain in the third quarter of 2020. The CVA gain for the current quarter was primarily due to improvements in the credit quality of our clients with interest rate swaps, as well as changes in interest rates, which decreased the value of, and our credit exposure to, the client-related interest rate swaps.
Noninterest Expense
Noninterest expense decreased $13 million, or 3%, from $442 million for the third quarter of 2020. Adjusted noninterest expense decreased $8 million, or 2%, from $440 million for the same prior year quarter. The following schedule presents the major components of noninterest expense.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NONINTEREST EXPENSE

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amount in millions)	2021	2020			2021	2020

Salaries and employee benefits	$285	$269	$16	6%	$845	$810	$35	4%
Occupancy, net	33	33	—	—	99	97	2	2
Furniture, equipment and software, net	31	32	(1)	(3)	95	97	(2)	(2)
Credit-related expense	7	6	1	17	19	16	3	19
Professional and legal services	16	12	4	33	53	34	19	56
Advertising	4	7	(3)	(43)	13	13	—	—
FDIC premiums	5	7	(2)	(29)	18	18	—	—
Other	48	76	(28)	(37)	150	194	(44)	(23)
Total noninterest expense	$429	$442	$(13)	(3)%	$1,292	$1,279	$13	1%
Adjusted noninterest expense [1]	$432	$440	$(8)	(2)%	$1,291	$1,249	$42	3%
1 For information on non-GAAP financial measures, see “GAAP to Non-GAAP Reconciliations” on page 4.
Noninterest expense declined $13 million, when compared with the third quarter of 2020. The decline was largely attributable to a $28 million decrease in other noninterest expense that was primarily due to a $30 million donation to our charitable foundation during the third quarter of 2020, which was associated with PPP lending activity. Salaries and benefits expense increased $16 million, or 6%, primarily due to higher incentive compensation and profit sharing as a result of improved profitability and inflationary pressure on wages. Professional and legal services expense increased $4 million, or 33%, mainly due to various technology-related and other outsourced services.
Adjusted noninterest expense was $432 million, compared with $440 million for the same prior year quarter, primarily due to the decrease in other noninterest expense previously discussed.
Income Taxes
The following schedule summarizes the income tax expense and effective tax rates for the periods presented:
INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in millions)	2021	2020	2021	2020

Income before income taxes	$311	$215	$1,177	$313
Income tax expense	71	40	261	58
Effective tax rate	22.8%	18.6%	22.2%	18.5%
See Note 12 of the Notes to Consolidated Financial Statements for more information about the factors that influenced the income tax rates as well as information about deferred income tax assets and liabilities.
Preferred Stock Dividends
Preferred stock dividends were $6 million and $8 million for the third quarter of 2021 and 2020, respectively.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Investment Securities Portfolio
We invest in securities to manage liquidity and interest rate risk, in addition to generating revenue. Refer to the “Liquidity Risk Management” section on page 32 for additional information. The following schedule presents the components of our investment securities portfolio. The amortized cost amounts represent the original cost of the investments, adjusted for related amortization or accretion of any purchase premiums or discounts, and for any impairment losses, including credit-related impairment. The estimated fair value measurement levels and methodology are discussed in Note 3 of our 2020 Form 10-K.
INVESTMENT SECURITIES PORTFOLIO

	September 30, 2021			December 31, 2020
(In millions)	Par value	Amortized cost	Estimated fair value	Par value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$459	$459	$461	$636	$636	$640
Available-for-sale
U.S. Treasury securities	155	155	128	205	205	192
U.S. Government agencies and corporations:
Agency securities	874	874	895	1,051	1,051	1,091
Agency guaranteed mortgage-backed securities	16,640	16,841	16,819	11,259	11,439	11,693
Small Business Administration loan-backed securities	938	1,015	988	1,103	1,195	1,160
Municipal securities	1,370	1,513	1,556	1,237	1,352	1,420
Other debt securities	75	75	75	175	175	175
Total available-for-sale	20,052	20,473	20,461	15,030	15,417	15,731
Total HTM and AFS investment securities	$20,511	$20,932	$20,922	$15,666	$16,053	$16,371
The amortized cost of investment securities increased 30% from December 31, 2020, and approximately 14% of the total investment securities are floating rate at September 30, 2021, compared with 23% at December 31, 2020.
The investment securities portfolio includes $421 million of net premium that is distributed across various security classes. Tax-equivalent premium amortization for the third quarter of 2021 was $29 million, compared with $26 million for the same prior year period.
At September 30, 2021, in accordance with the GAAP fair value hierarchy, 0.6% and 99.4% of the $20.5 billion AFS securities portfolio was valued at Level 1 and Level 2, respectively. This compares with 1.2% and 98.8% at December 31, 2020. None of the AFS securities portfolio was valued at Level 3 for either period. See Note 3 of our 2020 Form 10-K for further discussion of fair value accounting.
Exposure to Municipalities
We provide multiple products and services to state and local governments (referred to collectively as “municipalities”), including deposit services, loans, and investment banking services. We also invest in securities issued by municipalities. The following schedule summarizes our exposure to state and local municipalities:
MUNICIPALITIES

(In millions)	September 30, 2021	December 31, 2020

Loans and leases	$3,400	$2,951
Held-to-maturity – municipal securities	459	636
Available-for-sale – municipal securities	1,556	1,420
Trading account – municipal securities	235	149
Unfunded lending commitments	322	359
Total direct exposure to municipalities	$5,972	$5,515

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The municipal loan and lease portfolio primarily consists of general obligations of municipal entities, or is secured by real estate, a revenue pledge, or equipment. Our municipal loans and securities primarily relate to municipalities located within our geographic footprint. At September 30, 2021, no municipal loans were on nonaccrual. Municipal securities are internally graded, similar to loans, using risk-grading systems which vary based on the size and type of credit risk exposure. The internal risk grades assigned to our municipal securities are consistent with published definitions of regulatory risk classifications. At September 30, 2021, approximately $1 million of our municipal securities were classified as Substandard, and the remaining amount was classified as Pass. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans and securities.
Loan and Lease Portfolio
At September 30, 2021 and December 31, 2020, the ratio of loans and leases to total assets was 57% and 66%, respectively. The largest loan category was commercial and industrial loans, which constituted 26% and 25% of our total loan portfolio for the same time periods. The following schedule presents our loans and leases according to major portfolio segment, specific loan class, and percentage of total loans:
LOAN AND LEASE PORTFOLIO

	September 30, 2021		December 31, 2020
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$13,230	26.1%	$13,444	25.1%
PPP	3,080	6.1	5,572	10.5
Leasing	293	0.6	320	0.6
Owner-occupied	8,446	16.6	8,185	15.3
Municipal	3,400	6.7	2,951	5.5
Total commercial	28,449	56.1	30,472	57.0
Commercial real estate:
Construction and land development	2,843	5.6	2,345	4.4
Term	9,310	18.4	9,759	18.2
Total commercial real estate	12,153	24.0	12,104	22.6
Consumer:
Home equity credit line	2,834	5.6	2,745	5.2
1-4 family residential	6,140	12.1	6,969	13.0
Construction and other consumer real estate	584	1.2	630	1.2
Bankcard and other revolving plans	395	0.8	432	0.8
Other	123	0.2	124	0.2
Total consumer	10,076	19.9	10,900	20.4
Total net loans and leases	$50,678	100.0%	$53,476	100.0%
The loan and lease portfolio decreased $2.8 billion from December 31, 2020, primarily due to the forgiveness of PPP loans. Excluding PPP loans, commercial loans increased $469 million. Within commercial loans, municipal loans and owner-occupied loans increased $449 million and $261 million, respectively. Commercial real estate construction and land development loans increased $498 million, while term commercial real estate loans decreased $449 million. Consumer loans decreased $824 million, primarily due to a decline in 1-4 family residential mortgage loans.
Other Noninterest-Bearing Investments
Other noninterest-bearing investments are equity investments that do not generally provide interest income, but are held primarily for capital appreciation, dividends, or for certain regulatory requirements. The following schedule summarizes our other noninterest-bearing investments:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
OTHER NONINTEREST-BEARING INVESTMENTS

(Dollar amounts in millions)	September 30, 2021	December 31, 2020	Amount change	Percent change

Bank-owned life insurance	$535	$532	$3	1%
Federal Home Loan Bank stock	11	11	—	—
Federal Reserve stock	90	98	(8)	(8)
Farmer Mac stock	18	28	(10)	(36)
SBIC investments	190	135	55	41
Other	24	13	11	85
Total other noninterest-bearing investments	$868	$817	$51	6%
Total other noninterest-bearing investments increased $51 million, or 6%, during the first nine months of 2021, primarily due to a $55 million increase in the value of our SBIC investments. This increase was largely due to a $35 million net unrealized gain since the initial public offering (“IPO”) of our investment in Recursion Pharmaceuticals, Inc. in April 2021.
Premises, Equipment, and Software
Net premises, equipment, and software increased $73 million, or 6%, from December 31, 2020. We are in the final phase of a three-phase project to replace our core loan and deposit banking systems, and are well underway to convert our deposit servicing system by 2023. The total core system replacement project spend amount is comprised of both capitalized amounts and amounts that are expensed as incurred. The useful life for most of the capitalized costs is 10 years. The following schedule summarizes the total amount of capitalized costs, less accumulated depreciation, by phase, for the core system replacement project.
CAPITALIZED COSTS ASSOCIATED WITH THE CORE SYSTEM REPLACEMENT PROJECT

	September 30, 2021
(In millions)	Phase 1	Phase 2	Phase 3	Total

Total amount of capitalized costs, less accumulated depreciation	$40	$67	$143	$250
Deposits
Deposits are our primary funding source. The following schedule presents our deposits by category and percentage of total deposits:
DEPOSITS

	September 30, 2021		December 31, 2020
(Dollar amounts in millions)	Amount	% of total deposits	Amount	% of total deposits

Noninterest-bearing demand	$39,150	50.3%	$32,494	46.7%
Interest-bearing:
Savings and money market	37,046	47.5	34,571	49.6
Time	1,688	2.2	2,588	3.7
Total deposits	$77,884	100.0%	$69,653	100.0%
Total deposits increased $8.2 billion, or 12%, from December 31, 2020, primarily due to a $6.7 billion increase in noninterest-bearing deposits. When combined, savings and money market deposits and noninterest-bearing deposits comprised 98% and 96% of total deposits at September 30, 2021 and December 31, 2020, respectively. Total deposits included $0.4 billion and $1.3 billion of brokered deposits for the same periods. See “Liquidity Risk Management” on page 32 for additional information on funding and borrowed funds.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
RISK MANAGEMENT
Risk management is an integral part of our operations and is a key determinant of our overall performance. We apply various strategies to mitigate the risks to which our operations are exposed, including credit risk, interest rate and market risk, liquidity risk, strategic risk, business and corporate governance risk, operational/technology risk, cyber risk, capital/financial reporting risk, legal/compliance risk (including regulatory risk), and reputational risk. These risks are overseen by the various management committees of which the Enterprise Risk Management Committee is the focal point. For a more comprehensive discussion of these risks, see “Risk Factors” in our 2020 Form 10-K.
In support of management's efforts, the Board of Directors has established certain committees consisting of appointed Board members to oversee our risk management processes. The Audit Committee oversees financial reporting risk, and the Risk Oversight Committee (“ROC”) oversees the other risk management processes. The ROC meets on a regular basis to monitor and review Enterprise Risk Management (“ERM”) activities. As required by its charter, the ROC performs oversight for various ERM activities and approves ERM policies and activities as detailed in the ROC charter.
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
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the SBA, Federal Housing Authority, U.S. Department of Veterans Affairs, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At September 30, 2021, the principal balance of these loans was $3.7 billion, of which $3.5 billion was guaranteed primarily by the SBA. The following schedule presents the composition of government agency guaranteed loans and includes $3.1 billion of the previously mentioned PPP loans.
GOVERNMENT GUARANTEES

(Dollar amounts in millions)	September 30, 2021	Percent guaranteed	December 31, 2020	Percent guaranteed

Commercial	$3,650	96%	$6,116	98%
Commercial real estate	23	74	18	72
Consumer	4	100	5	100
Total loans	$3,677	96%	$6,139	98%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Lending
The following schedule provides information regarding lending concentrations to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP

	September 30, 2021		December 31, 2020
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,465	8.7%	$2,408	7.9%
Manufacturing	2,432	8.5	2,480	8.1
Healthcare and social assistance	2,398	8.4	2,686	8.8
Retail trade	2,359	8.3	2,736	9.0
Finance and insurance	2,172	7.6	2,115	6.9
Public Administration	1,755	6.2	1,512	5.0
Hospitality and food services	1,619	5.7	1,545	5.1
Wholesale trade	1,582	5.5	1,735	5.7
Construction	1,553	5.5	2,001	6.6
Utilities [1]	1,473	5.2	1,507	4.9
Transportation and warehousing	1,317	4.6	1,526	5.0
Other Services (except Public Administration)	1,222	4.3	1,207	4.0
Professional, scientific, and technical services	1,185	4.2	1,598	5.2
Educational services	1,131	4.0	1,181	3.9
Other [2]	3,786	13.3	4,235	13.9
Total	$28,449	100.0%	$30,472	100.0%
1 Includes primarily utilities, power, and renewable energy.
2 No other industry group exceeds 3.9%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Real Estate Loans
Certain information regarding our commercial real estate (“CRE”) loan portfolio is presented in the following schedule.
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	9/30/2021	$1,063	$3,182	$536	$739	$1,449	$1,399	$486	$456	$9,310	76.6%
% of loan type		11.4%	34.2%	5.8%	7.9%	15.6%	15.0%	5.2%	4.9%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2021	0.2%	0.1%	—%	—%	0.2%	—%	—%	—%	0.1%
	12/31/2020	0.7%	1.1%	—%	—%	0.7%	—%	—%	0.2%	0.6%
≥ 90 days	9/30/2021	—%	—%	—%	—%	0.8%	0.2%	—%	—%	0.2%
	12/31/2020	0.1%	0.2%	—%	—%	—%	0.2%	—%	0.2%	0.1%
Accruing loans past due 90 days or more	9/30/2021	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2020	—	4	—	—	—	—	—	—	4
Nonaccrual loans	9/30/2021	$—	$3	$—	$—	$17	$4	$—	$1	$25
	12/31/2020	1	5	—	—	18	6	—	1	31
Residential construction and land development [3]
Balance outstanding	9/30/2021	$67	$168	$55	$—	$185	$172	$9	$21	$677	5.6%
% of loan type		9.9%	24.7%	8.0%	—%	27.4%	25.4%	1.4%	3.2%	100.0%
Commercial construction and land development
Balance outstanding	9/30/2021	$222	$422	$98	$98	$577	$583	$144	$22	$2,166	17.8%
% of loan type		10.3%	19.5%	4.5%	4.5%	26.7%	26.9%	6.6%	1.0%	100.0%
Delinquency rates [2]:
30-89 days	9/30/2021	—%	—%	—%	—%	—%	—%	13.2%	—%	0.9%
	12/31/2020	—%	—%	—%	—%	—%	—%	—%	—%	—%
≥ 90 days	9/30/2021	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2020	—%	—%	—%	—%	—%	—%	3.9%	—%	0.2%
Accruing loans past due 90 days or more	9/30/2021	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2020	—	—	—	—	—	—	4	—	4
Total construction and land development	9/30/2021	$289	$590	$153	$98	$762	$755	$153	$43	$2,843
Total commercial real estate	9/30/2021	$1,352	$3,772	$689	$837	$2,211	$2,154	$639	$499	$12,153	100.0%
1 No other geography exceeds $51 million for all three loan types.
2 Delinquency rates include nonaccrual loans.
3 At September 30, 2021 and December 31, 2020, there was no meaningful delinquency or nonaccrual activity for residential construction and land development loans.
At September 30, 2021, our CRE construction and land development and term loan portfolios represent approximately 24% of the total loan portfolio. The majority of our CRE loans are secured by real estate located within our geographic footprint. Approximately 21% of the CRE loan portfolio matures in the next 12 months. Construction and land development loans generally mature in 18 to 36 months and contain full or partial recourse guarantee structures with one- to five-year extension options or roll-to-perm options that often result in term debt. Term CRE loans generally mature within a three- to seven-year period and consist of full, partial, and non-recourse guarantee structures. Typical term CRE loan structures include annually tested operating covenants that require loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value tests.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Approximately $146 million, or 5%, of the construction and land development portfolio at September 30, 2021 consists of land acquisition and development loans. Most of these land acquisition and development loans are secured by specific retail, apartment, office, or other types of real estate. For a more comprehensive discussion of CRE loans, see the “Commercial Real Estate Loans” section in our 2020 Form 10-K.
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
We also originate home equity credit lines (“HECL”). At September 30, 2021 and December 31, 2020, our HECL portfolio totaled $2.8 billion and $2.7 billion, respectively. The following schedule presents our HECL portfolio by lien status.
HECL PORTFOLIO BY LIEN STATUS

(In millions)	September 30, 2021	December 31, 2020

Secured by first liens	$1,441	$1,354
Secured by second (or junior) liens	1,393	1,391
Total	$2,834	$2,745
At September 30, 2021, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value ratios (“CLTV”) above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores.
Approximately 90% of our HECL portfolio is still in the draw period, and approximately 13% of those loans are scheduled to begin amortizing within the next five years. We believe the risk of borrower default in the event of a loan becoming fully amortizing and the risk of higher interest rates is minimal in the current economic environment. The ratio of net charge-offs for the trailing twelve months to average balances at September 30, 2021 and 2020 was (0.01)% and 0.02%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of this portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned (“OREO”) decreased to 0.64% at September 30, 2021, compared with 0.69% at December 31, 2020.
Total nonaccrual loans at September 30, 2021 decreased to $323 million from $367 million at December 31, 2020, primarily in the commercial and industrial loan portfolio.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	September 30, 2021	December 31, 2020

Nonaccrual loans [1]	$323	$367
Other real estate owned [2]	1	4
Total nonperforming assets	$324	$371
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned	0.64%	0.69%
Accruing loans past due 90 days or more	$4	$12
Ratio of accruing loans past due 90 days or more to loans and leases [1]	0.01%	0.02%
Nonaccrual loans and accruing loans past due 90 days or more	$327	$379
Ratio of nonaccrual loans and accruing loans past due 90 days or more to loans and leases [1]	0.64%	0.71%
Accruing loans past due 30-89 days	$114	$112
Nonaccrual loans[1] current as to principal and interest payments	70.3%	58.3%
1 Includes loans held for sale.
2 Does not include banking premises held for sale.
Troubled Debt Restructured Loans
Loans may be modified in the normal course of business for competitive reasons or to strengthen our collateral position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which we have granted a concession that we would not otherwise consider, are deemed troubled debt restructurings (“TDRs”). Modifications that qualified for applicable accounting and regulatory exemption for borrowers experiencing financial difficulties exclusively related to the COVID-19 pandemic were not classified and reported as TDRs.
TDRs totaled $352 million at September 30, 2021, compared with $311 million at December 31, 2020. The increase was primarily due to borrowers experiencing financial difficulty as a result of the COVID-19 pandemic and whose modifications did not qualify for the related accounting and regulatory exemption. Commercial loans may be modified to provide borrowers more time to complete the project, to achieve a higher lease-up percentage, to sell the property, or for other reasons. Consumer loan TDRs represent loan modifications in which a concession has been granted to a borrower who is unable to refinance the loan with another lender, or who is experiencing economic hardship. Such consumer loan TDRs may include first-lien residential mortgage loans and home equity loans.
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
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	September 30, 2021	December 31, 2020

Restructured loans – accruing	$231	$198
Restructured loans – nonaccruing	121	113
Total	$352	$311

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
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020

Balance at beginning of period	$458	$285	$311	$153
New identified TDRs and principal increases	17	50	200	222
Payments and payoffs	(33)	(13)	(64)	(35)
Charge-offs	—	(33)	(3)	(48)
No longer reported as TDRs	(86)	—	(86)	(2)
Sales and other	(4)	(8)	(6)	(9)
Balance at end of period	$352	$281	$352	$281
Allowance for Credit Losses
The ACL includes the ALLL and the RULC. The ACL represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. To determine the adequacy of the allowance, we segment our loan and lease portfolio based on loan type.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule shows the changes in the ACL and a summary of credit loss experience:
SUMMARY OF CREDIT LOSS EXPERIENCE

(Dollar amounts in millions)	Nine Months Ended September 30, 2021	Twelve Months Ended December 31, 2020	Nine Months Ended September 30, 2020

Loans and leases outstanding (net of unearned income)	$50,678	$53,476	$54,745
Average loans and leases outstanding (net of unearned income)	$52,418	$53,016	$52,694
Allowance for loan losses:
Balance at beginning of period	$777	$497	$497
Provision for loan losses	(281)	385	446
Charge-offs:
Commercial	27	113	95
Commercial real estate	—	1	1
Consumer	10	14	11
Total	37	128	107
Recoveries:
Commercial	24	14	11
Commercial real estate	—	—	—
Consumer	8	9	6
Total	32	23	17
Net loan and lease charge-offs	5	105	90
Balance at end of period	$491	$777	$853
Reserve for unfunded lending commitments:
Balance at beginning of period	$58	$29	$29
Provision for unfunded lending commitments	(20)	29	35
Balance at end of period	$38	$58	$64
Total allowance for credit losses:
Allowance for loan losses	$491	$777	$853
Reserve for unfunded lending commitments	38	58	64
Total allowance for credit losses	$529	$835	$917

Annualized ratio of net charge-offs to average loans and leases [1]	0.02%	0.20%	0.23%
Ratio of allowance for credit losses to net loans and leases, at period end [2]	1.04%	1.56%	1.68%
Ratio of allowance for credit losses to nonaccrual loans, at period end	164%	228%	261%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	162%	220%	245%
1 The annualized ratio of net charge-offs to average loans and leases (excluding PPP loans) was 0.02% and 0.22% at September 30, 2021 and December 31, 2020, respectively. Ratios are annualized for the periods presented except for the period representing the full twelve months.
2 The ratio of allowance for credit losses to net loans and leases (excluding PPP loans) was 1.11% and 1.74% at September 30, 2021 and December 31, 2020, respectively.
The total ACL decreased during the first nine months of 2021 by $306 million, primarily due to improvement in economic forecasts and credit quality, compared with the more stressed economic outlook in the prior year due to the COVID-19 pandemic.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit. The reserve is separately shown in the balance sheet and any related increases or decreases in the reserve are shown separately in the income statement. At September 30, 2021, the reserve was $38 million, compared with $58 million and $64 million at December 31, 2020 and September 30, 2020, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the ACL and credit quality of each loan portfolio segment. See Note 5 for information related to the ACL for the debt securities portfolio.
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
Interest Rate Risk
Average total deposits increased 16% from September 30, 2020, and a significant portion of the deposits were invested in money market investments, resulting in increased asset sensitivity to rising rates. The higher asset sensitivity to rising rates is dependent upon the assumptions we used for deposit runoff and repricing behavior, which is more uncertain given the higher level of new deposits. We are less asset-sensitive to declining rates than rising rates due to the limited amount that the spread between the cost of deposits and the yield on money market investments could compress. Due to our concentration in noninterest-bearing deposits and the low interest rates paid on our interest-bearing deposits, there is reduced opportunity to lower the cost of deposits.
The following schedule presents derivatives utilized in our asset-liability management (“ALM”) activities that are designated in qualifying hedging relationships as defined by GAAP at September 30, 2021 and December 31, 2020. Included in the schedule are the notional amount, fair value, and the weighted average fixed-rate for each category of interest rate derivatives, as well as cash flow and fair value hedges by their contractual maturities.
ASSET LIABILITY MANAGEMENT DERIVATIVE POSITIONS

	September 30, 2021
	Contractual Maturity
(Dollar amounts in millions)	Total	2022	2023	2024	2025	2026	Thereafter	Matured in 2021
Cash flow hedges
Cash flow asset hedges
Net fair value [1]	$45	$21	$9	$19	$—	$(1)	$(3)	$—
Total notional amount	5,383	2,400	300	400	683	800	800	50
Weighted average fixed-rate	1.64%	2.06%	2.35%	2.35%	0.81%	1.03%	1.11%	1.81%

Fair value hedges		2021 - 2025	2026 - 2030	2031 - 2035	2036 - 2040	2041 - 2050	Thereafter
Fair value debt hedges
Net fair value[1]	$10	$—	$10	$—	$—	$—	$—	$—
Total notional amount	500	—	500	—	—	—	—	—
Weighted average fixed-rate	1.70%	—%	1.70%	—%	—%	—%	—%	—%
Fair value asset hedges [2]
Net fair value [1]	$48	$—	$—	$20	$—	$28	$—	$—
Total notional amount	384	—	—	229	—	155	—	—
Weighted average fixed-rate	1.05%	—%	—%	1.05%	—%	1.04%	—%	—%
Total ALM fair value hedges
Net fair value [1]	$58	$—	$10	$20	$—	$28	$—	$—
Total notional amount	884	—	500	229	—	155	—	—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2020
	Contractual Maturity
(Dollar amounts in millions)	Total	2021	2022	2023	2024	2025	Thereafter	Matured in 2020
Cash flow hedges
Cash flow asset hedges
Net fair value [1]	$98	$—	$56	$14	$28	$—	$—	$—
Total notional amount	3,150	50	2,400	300	400	—	—	438
Weighted average fixed-rate	2.12%	1.81%	2.06%	2.35%	2.35%	—%	—%	1.41%

Fair value hedges		2021 - 2025	2026 - 2030	2031 - 2035	2036 - 2040	2041 - 2050	Thereafter
Fair value debt hedges
Net fair value [1]	$37	$—	$37	$—	$—	$—	$—	$—
Total notional amount	500	—	500	—	—	—	—	—
Weighted average fixed-rate	1.70%	—%	1.70%	—%	—%	—%	—%	—%
Fair value asset hedges [2]
Net fair value [1]	$21	$—	$—	$7	$—	$14	$—	$—
Total notional amount	383	—	—	228	—	155	—	—
Weighted average fixed-rate	1.05%	—%	—%	1.05%	—%	1.04%	—%	—%
Total ALM fair value hedges
Net fair value [1]	$58	$—	$37	$7	$—	$14	$—	$—
Total notional amount	883	—	500	228	—	155	—	—
1 Fair values shown in the schedule above are presented net and exclude the effects of collateral settlements for centrally cleared derivatives.
2 Fair value asset hedges consist of pay-fixed swaps hedging AFS fixed-rate securities.
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
We used the following deposit behavioral assumptions in our interest risk assessment for the period presented.
DEPOSIT ASSUMPTIONS

	September 30, 2021
Product	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	3.5%	2.9%
Money market	2.1%	1.8%
Savings and interest-on-checking	2.6%	2.4%
For the periods presented and incorporating the assumptions previously described, the following schedule shows EaR, or percentage change in net interest income, based on a static balance sheet size, in the first year after the interest rate change if interest rates were to sustain immediate parallel changes ranging from -100 bps to +300 bps.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME

	September 30, 2021					December 31, 2020
	Parallel shift in rates (in bps)[1]					Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300	-100	0	+100	+200	+300

Earnings at Risk (EaR)	(5.8)%	—%	12.4%	25.1%	37.1%	(2.9)%	—%	9.2%	18.0%	26.4%
1 Assumes rates cannot go below zero in the negative rate shift.
For non-maturity interest-bearing deposits, the weighted average modeled beta is 26%. If the weighted average deposit beta were to increase 11%, the EaR in the +100 bps rate shock would change from 12.4% to 10.4%. The asset sensitivity, as measured by EaR, increased primarily due to faster prepayment assumptions on mortgage loans and securities.
The EaR analysis focuses on parallel rate ramps across the term structure of rates. The yield curve typically does not move in a parallel manner. If we consider a steepener rate ramp where the short-term rate declines to zero but the ten-year rate moves to +200 bps, the increase in EaR is 59% less over 24 months compared with the parallel +200 bps rate ramp.
CHANGES IN ECONOMIC VALUE OF EQUITY
For the periods presented, the following schedule shows our estimated percentage change in EVE under parallel interest rate changes ranging from -100 bps to +300 bps.

	September 30, 2021					December 31, 2020
	Parallel shift in rates (in bps)[1]					Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300	-100	0	+100	+200	+300

Economic Value of Equity (EVE)	14.8%	—%	5.1%	8.4%	11.3%	13.0%	—%	12.0%	14.4%	16.1%
1 Assumes rates cannot go below zero in the negative rate shift.
For non-maturity interest-bearing deposits, the weighted average modeled beta is 26%. If the weighted average deposit beta were to increase 11%, it would change the EVE in the +100 bps rate shock from 5.1% to 3.6%. In the -100 bps rate shock, the EVE would increase because we cap the value of our indeterminate deposits at their par value, or equivalently, we assume no premium would be required to dispose of these liabilities given that depositors could be repaid at par. Since our assets increase in value as rates fall and the majority of our liabilities are comprised of indeterminate-maturity deposits, EVE increases disproportionately.
The changes in EVE measures from December 31, 2020 are primarily driven by the behavior of the deposit models. For non-maturity deposits, the deposit premium (or discount below par value) is floored at zero in a low-rate environment.
Our focus on business banking also plays a significant role in determining the nature of our asset-liability management posture. At September 30, 2021, $21 billion of variable-rate commercial and CRE loan balances were scheduled to reprice in the next six months, and approximately 99% are tied to either the prime rate, LIBOR, or AMERIBOR. For these variable-rate loans, we have executed $3.1 billion of cash flow hedges by receiving fixed rates on interest rate swaps. Additionally, asset sensitivity is reduced due to $6 billion of variable-rate loans being priced at floored rates at September 30, 2021, which were above the “index plus spread” rate by an average of 61 bps. At September 30, 2021, we also had $3 billion of variable-rate consumer loans scheduled to reprice in the next six months, and approximately $1 billion were priced at floored rates, which were above the “index plus spread” rate by an average of 32 bps.
See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
LIBOR Exposure
In July 2017, the Financial Conduct Authority (“FCA”), the authority regulating LIBOR, along with various other regulatory bodies, announced that LIBOR would likely be discontinued at the end of 2021. In November 2020, the FCA announced that many tenors of LIBOR would continue to be published through June 2023. During the third quarter of 2021, we originated more non-LIBOR referenced loans than LIBOR referenced loans, and we expect to discontinue new originations referencing LIBOR by the end of 2021. To facilitate the transition process, we have instituted an enterprise-wide program to identify, assess, and monitor risks associated with the expected discontinuance or unavailability of LIBOR, which includes active engagement with industry working groups and regulators. This program includes active involvement of senior management with regular engagement from the Enterprise Risk Management Committee, and seeks to minimize client and internal business operational impacts, while providing reporting transparency, consistency, and a central governance model that aligns with FASB, IRS, and other regulatory guidance.
We have focused on operational readiness, instituting processes and systems to ensure that contract risk is sufficiently mitigated. New originations, and any modifications or renewals of LIBOR-based contracts, contain fallback language to assist the orderly transition to an alternative reference rate. For our contracts that reference LIBOR and have a duration beyond December 31, 2021, all fallback provisions and variations have been identified and classified based upon those provisions. During 2022, clients will be prompted to either voluntarily modify their contracts and migrate to a reference rate other than LIBOR no later than June 2023, or be subject to the fallback provisions in their contracts. Voluntary modifications are expected to qualify for the available Tax Safe-Harbor provisions as allowed by IRS guidance.
We have a significant number of assets and liabilities that reference LIBOR. At September 30, 2021, we had approximately $36 billion of loans (mainly commercial loans), unfunded lending commitments, and securities referencing LIBOR. The amount of borrowed funds referencing LIBOR at September 30, 2021 was less than $1 billion. These amounts exclude derivative assets and liabilities on our consolidated balance sheet. At September 30, 2021, the notional amount of our LIBOR-referenced interest rate derivative contracts was more than $17 billion, of which more than $12 billion related to contracts with central counterparty clearinghouses.
In April 2021, we announced our intent to adopt AMERIBOR as our preferred replacement index for LIBOR. AMERIBOR is an index created by the American Financial Exchange. It represents the volume-weighted actual borrowing costs of thousands of banks across the United States and is compliant with International Organization of Securities Commissions (“IOSCO”) standards. We are using AMERIBOR already in many of our new lending contracts. Amending certain outstanding contracts indexed to LIBOR may require consent from the counterparties, which could be difficult and costly to obtain. Each of the LIBOR-referenced amounts discussed above will vary in future periods as current contracts expire with potential replacement contracts using AMERIBOR or an alternative reference rate. While AMERIBOR will be our preferred index for lending agreements, we are positioned to accommodate several alternative reference rates and anticipate that a variety of indices, including the Secured Overnight Financing Rate (“SOFR”) and the Bloomberg Short-Term Bank Yield Index (“BSBY”), may be used by other lenders. For more information on the transition from LIBOR, see Risk Factors in our 2020 Form 10-K.
Market Risk – Fixed Income
We underwrite municipal and corporate securities. We also trade municipal, agency, and treasury securities. This underwriting and trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed-income securities.
At September 30, 2021, we had $305 million of trading assets and $32 million of securities sold, not yet purchased, compared with $266 million and $61 million at December 31, 2020, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We are exposed to market risk through changes in fair value. This includes market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (“AOCI”) for each financial reporting period. During the third quarter of 2021, the after-tax change in AOCI attributable to AFS securities decreased by $95 million, due largely to changes in the interest rate environment, compared with a $13 million decrease in the same prior year period.
Market Risk – Equity Investments
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds. Our equity exposure to these investments was $190 million and $135 million at September 30, 2021 and December 31, 2020, respectively. On occasion, some of the companies within our SBIC investments may issue an IPO. In this case, the fund is generally subject to a lock-up period before liquidating the investment, which can introduce additional market risk. During the second quarter of 2021, one of our SBIC investments, Recursion Pharmaceuticals, Inc., completed an IPO. This investment will continue to be marked-to-market until the SBIC fund manager divests of the shares, which are subject to a minimum 180-day lock-up period from the initial offering. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the valuation of our SBIC investments.
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
Strong deposit growth over the past several quarters has contributed to the increase in our overall liquidity position. At September 30, 2021, our investment securities portfolio of $21.2 billion and cash and money market investments of $11.9 billion, collectively comprised 38% of total assets, compared with $16.6 billion of investment securities, and $7.4 billion of cash and money market investments, collectively comprising 29% of total assets at December 31, 2020.
Liquidity Management Actions
During the third quarter of 2021, the primary sources of cash were from increases in deposits and net cash provided by operating activities. Uses of cash during the same period included primarily (1) an increase in investment securities, (2) repurchases of our common stock, (3) a decrease in long-term debt and other short-term borrowings, and (4) dividends on common and preferred stock. Cash payments for interest, reflected in operating expenses, were $61 million and $164 million for the first nine months of 2021 and 2020, respectively.
Total deposits were $77.9 billion at September 30, 2021, compared with $69.7 billion at December 31, 2020. The growth in deposits was primarily due to a $6.7 billion increase in noninterest-bearing demand deposits and $2.5 billion increase in savings and money market deposits. The funding of PPP loan proceeds into customer deposit accounts contributed meaningfully to overall deposit growth. Our core deposits, consisting of noninterest-bearing demand deposits, savings and money market deposits, and time deposits under $250,000, were $77.0 billion at September 30, 2021, compared with $68.2 billion at December 31, 2020. Our loan to total deposit ratio was 65% at September 30, 2021, compared with 77% at December 31, 2020, reflecting higher deposit growth relative to loan growth.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Our credit ratings are presented in the following schedule:

CREDIT RATINGS
as of October 31, 2021:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

Kroll	Stable	A-	BBB+	K2
S&P	Stable	BBB+	BBB	NR
Fitch	Stable	BBB+	BBB	F1
Moody's	Stable	Baa2	NR	NR
The Federal Home Loan Bank (“FHLB”) system and Federal Reserve Banks have been, and continue to be, a significant source of back-up liquidity and funding. We are a member of the FHLB of Des Moines, which allows member banks to borrow against their eligible loans and securities to satisfy liquidity and funding requirements. We are required to invest in FHLB and Federal Reserve stock to maintain our borrowing capacity. At September 30, 2021, our total investment in FHLB and Federal Reserve stock was $11 million and $90 million, respectively, compared with $11 million and $98 million at December 31, 2020.
The amount available for additional FHLB and Federal Reserve borrowings was $19.1 billion at September 30, 2021, compared with $17.1 billion at December 31, 2020, primarily due to the pledging of PPP loans to the FHLB during the current quarter. Loans with a carrying value of approximately $27.5 billion at September 30, 2021 have been pledged at the FHLB and the Federal Reserve as collateral for potential borrowings, compared with $24.7 billion at December 31, 2020. At both September 30, 2021 and December 31, 2020, we had no FHLB or Federal Reserve borrowings outstanding.
We manage our short-term funding needs through secured borrowing with securities pledged as collateral. Our AFS investment securities are primarily held as a source of contingent liquidity. During the third quarter of 2021, our AFS securities balances increased by $2.3 billion. We target securities that can be easily monetized and whose value remains relatively stable during market disruptions.
We may, at times, rely on more expensive wholesale funding sources to support loan growth when other lower cost sources of funding are not sufficient or readily available. Our use of borrowed funds (both short- and long-term) decreased by $1.3 billion during the first nine months of 2021, as deposit growth has exceeded loan demand. We used deposit funding to increase money market investments and investment securities, which increased $4.5 billion and $4.6 billion, respectively, from December 31, 2020.
We may also, from time to time, issue additional preferred stock, senior or subordinated notes, or other forms of capital or debt instruments, depending on our capital, funding, asset-liability management, or other needs as market conditions warrant and subject to any required regulatory approvals. We believe that the sources of available liquidity are adequate to meet all reasonably foreseeable short-term and intermediate-term demands.
Capital Management
Overview
A strong capital position is vital to continued profitability and to promoting depositor and investor confidence. We strive to consistently improve risk-adjusted returns on our shareholders’ capital by allocating capital to our highest return and growing businesses and through the prudent return of capital to shareholders by means of dividends and share repurchases. We entered the economic downturn in 2020 with a strong capital position and have improved our position during the last several quarters. Our common equity tier 1 capital increased to 10.9% at September 30, 2021, compared with 10.4% at September 30, 2020.
We continue to utilize stress testing as an important mechanism to inform our decisions on the appropriate level of capital, based upon actual and hypothetically stressed economic conditions, which are comparable in severity to the scenarios published by the FRB. The timing and amount of capital actions are subject to various factors, including

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
our financial performance, business needs, prevailing and anticipated economic conditions, and the results of our internal stress testing, as well as Board and OCC approval. Shares may be repurchased occasionally in the open market, through privately negotiated transactions. For a more comprehensive discussion of our capital risk management, see “Capital Management” in our 2020 Form 10-K.
SHAREHOLDERS' EQUITY

(In millions, except share data)	September 30, 2021	December 31, 2020	Amount change	Percent change
Shareholders’ equity:
Preferred stock	$440	$566	$(126)	(22)%
Common stock and additional paid-in capital	2,245	2,686	(441)	(16)
Retained earnings	5,025	4,309	716	17
Accumulated other comprehensive income	64	325	(261)	(80)
Total shareholders' equity	$7,774	$7,886	$(112)	(1)%
Total shareholders’ equity was $7.8 billion at September 30, 2021, compared with $7.9 billion at December 31, 2020. A $716 million increase in retained earnings was partially offset by decreases in common stock and additional paid-in capital, AOCI, and preferred stock. Common stock and additional paid-in capital decreased $441 million, primarily due to common stock repurchases. AOCI decreased $261 million, primarily from an increase in unrealized losses on AFS securities, which was driven largely by changes in the interest rate environment. Preferred stock decreased $126 million due to the redemption of the outstanding shares of our 5.75% Series H Non-Cumulative Perpetual Preferred Stock at par value during the second quarter of 2021.
Capital Management Actions
Weighted average diluted shares outstanding decreased 2.6 million from the second quarter of 2021, primarily due to common stock repurchases. During the third quarter of 2021, we repurchased 5.8 million common shares outstanding for $325 million, which is equivalent to 3.6% of common stock outstanding as of June 30, 2021. In October 2021, the Board approved a plan to repurchase up to $325 million of common shares outstanding during the fourth quarter of 2021.
To facilitate the repurchase of the common shares, we entered into an accelerated share repurchase (“ASR”) program in November 2021. Under the terms of the ASR program, we received an initial delivery of more than four million common shares. Subject to certain adjustments, the final number of shares will be repurchased by December 31, 2021 and will be based on the volume-weighted average share price of our common stock during the term of the program.
CAPITAL DISTRIBUTIONS

(In millions, except share data)	September 30, 2021	June 30, 2021	March 31, 2021	Year-to-date 2021
Capital distributions:
Preferred dividends paid	$6	$9	$8	$23
Bank preferred stock redeemed	—	126	—	126
Total capital distributed to preferred shareholders	6	135	8	149
Common dividends paid	62	56	56	174
Bank common stock repurchased	325	100	50	475
Total capital distributed to common shareholders	387	156	106	649
Total capital distributed to preferred and common shareholders	$393	$291	$114	$798
Weighted average diluted common shares outstanding (in thousands)	160,480	163,054	163,887
Common shares outstanding, at period end (in thousands)	156,530	162,248	163,800

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Under the OCC’s “Earnings Limitation Rule,” our dividend payments are restricted to an amount equal to the sum of the total of (1) our net income for that year, and (2) retained earnings for the preceding two years, unless the OCC approves the declaration and payment of dividends in excess of such amount. At September 30, 2021, we had $1.6 billion of retained net profits available for distribution.
We paid common dividends of $62 million, or $0.38 per share, during the third quarter of 2021, an increase from $0.34 per share during the second quarter of 2021. In October 2021, the Board declared a regular quarterly dividend of $0.38 per common share, payable on November 18, 2021, to shareholders of record on November 10, 2021. We also paid dividends on preferred stock of $6 million during the third quarter of 2021. See Note 9 for additional information about our capital management actions.
CECL
We elected to phase-in the regulatory capital effects of the adoption of CECL, as allowed by federal bank agencies, and as described in Note 15 of the Notes to Consolidated Financial Statements of our 2020 Form 10-K. At September 30, 2021, the application of these provisions had no impact on our CET1, Tier 1 risk-based, Total risk-based capital, and Tier 1 leverage capital ratios.
Basel III
We are subject to Basel III capital requirements which define adequate levels of capital as measured by several regulatory capital ratios. At September 30, 2021, we met all capital adequacy requirements under the Basel III Capital Rules. Based on our internal stress testing and other assessments of capital adequacy, we believe we hold capital sufficiently in excess of internal and regulatory requirements for well-capitalized banks. Notably, recent deposit-driven balance sheet growth has made the regulatory Tier 1 leverage ratio more relevant in our capital adequacy assessments. The following schedule presents our capital and other performance ratios.
CAPITAL RATIOS

	September 30, 2021	December 31, 2020	September 30, 2020

Tangible common equity ratio [1]	7.2%	7.8%	7.9%
Tangible equity ratio [1]	7.7	8.5	8.6
Average equity to average assets (three months ended)	9.0	9.7	9.8
Basel III risk-based capital ratios [2]:
Common equity tier 1 capital	10.9	10.8	10.4
Tier 1 leverage	7.6	8.3	8.3
Tier 1 risk-based	11.6	11.8	11.4
Total risk-based	13.6	14.1	13.7
Return on average common equity (three months ended)	12.3	15.3	9.4
Return on average tangible common equity (three months ended) [1]	14.2	17.8	11.0
1 See “GAAP to Non-GAAP Reconciliations” on page 4 for more information regarding these ratios.
2 Based on the applicable phase-in periods.
Our Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.7 billion and $7.8 billion at September 30, 2021, compared with $6.6 billion and $7.9 billion, respectively, at December 31, 2020. See the “Supervision and Regulation” section of our 2020 Form 10-K and Note 15 of the Notes to Consolidated Financial Statements for more information about our compliance with the Basel III capital requirements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 1.    FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and due from banks	$597	$543
Money market investments:
Interest-bearing deposits	9,442	1,074
Federal funds sold and security resell agreements	1,858	5,765
Investment securities:
Held-to-maturity, at amortized cost (included $461 and $640 at fair value )	459	636
Available-for-sale, at fair value	20,461	15,731
Trading account, at fair value	305	266
Total securities	21,225	16,633
Loans held for sale	67	81
Loans and leases, net of unearned income and fees	50,678	53,476
Less allowance for loan losses	491	777
Loans held for investment, net of allowance	50,187	52,699
Other noninterest-bearing investments	868	817
Premises, equipment and software, net	1,282	1,209
Goodwill and intangibles	1,015	1,016
Other real estate owned	21	4
Other assets	1,744	1,638
Total assets	$88,306	$81,479
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$39,150	$32,494
Interest-bearing:
Savings and money market	37,046	34,571
Time	1,688	2,588
Total deposits	77,884	69,653
Federal funds purchased and other short-term borrowings	579	1,572
Long-term debt	1,020	1,336
Reserve for unfunded lending commitments	38	58
Other liabilities	1,011	974
Total liabilities	80,532	73,593
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	440	566
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 156,530 and 164,090 shares) and additional paid-in capital	2,245	2,686
Retained earnings	5,025	4,309
Accumulated other comprehensive income (loss)	64	325
Total shareholders’ equity	7,774	7,886
Total liabilities and shareholders’ equity	$88,306	$81,479
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except shares and per share amounts)	2021	2020	2021	2020
Interest income:
Interest and fees on loans	$484	$505	$1,464	$1,551
Interest on money market investments	7	2	14	11
Interest on securities	78	74	223	235
Total interest income	569	581	1,701	1,797
Interest expense:
Interest on deposits	7	18	23	92
Interest on short- and long-term borrowings	7	8	23	40
Total interest expense	14	26	46	132
Net interest income	555	555	1,655	1,665
Provision for credit losses:
Provision for loan losses	(45)	45	(281)	446
Provision for unfunded lending commitments	(1)	10	(20)	35
Total provision for credit losses	(46)	55	(301)	481
Net interest income after provision for credit losses	601	500	1,956	1,184
Noninterest income:
Commercial account fees	34	32	100	93
Card fees	25	21	70	61
Retail and business banking fees	20	17	55	50
Loan-related fees and income	27	32	73	84
Capital markets and foreign exchange fees	17	16	49	58
Wealth management fees	13	10	37	32
Other customer-related fees	15	11	39	33
Customer-related fees	151	139	423	411
Fair value and nonhedge derivative gain (loss)	2	8	15	(15)
Dividends and other investment income	9	6	24	17
Securities gains (losses), net	(23)	4	51	(5)
Total noninterest income	139	157	513	408
Noninterest expense:
Salaries and employee benefits	285	269	845	810
Occupancy, net	33	33	99	97
Furniture, equipment and software, net	31	32	95	97
Other real estate expense, net	—	—	—	—
Credit-related expense	7	6	19	16
Professional and legal services	16	12	53	34
Advertising	4	7	13	13
FDIC premiums	5	7	18	18
Other	48	76	150	194
Total noninterest expense	429	442	1,292	1,279
Income before income taxes	311	215	1,177	313
Income taxes	71	40	261	58
Net income	240	175	916	255
Preferred stock dividends	(6)	(8)	(23)	(25)
Net earnings applicable to common shareholders	$234	$167	$893	$230
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	160,221	163,608	162,159	163,764
Diluted shares (in thousands)	160,480	163,779	162,460	166,029
Net earnings per common share:
Basic	$1.45	$1.01	$5.44	$1.40
Diluted	1.45	1.01	5.43	1.38
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020

Net income for the period	$240	$175	$916	$255
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	(95)	(13)	(225)	229
Net unrealized gains (losses) on other noninterest-bearing investments	—	2	3	(4)
Net unrealized holding gains (losses) on derivative instruments	(4)	(1)	(4)	75
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(12)	(11)	(35)	(24)
Reclassification to earnings for termination of pension plan	—	—	—	13
Other comprehensive income (loss)	(111)	(23)	(261)	289
Comprehensive income	$129	$152	$655	$544
See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at June 30, 2021	$440	162,248	$—	$2,565	$4,853	$175	$8,033
Net income for the period					240		240
Other comprehensive loss, net of tax						(111)	(111)
Bank common stock repurchased		(5,772)		(325)			(325)
Net activity under employee plans and related tax benefits		54		5			5
Dividends on preferred stock					(6)		(6)
Dividends on common stock, $0.38 per share					(62)		(62)
Balance at September 30, 2021	$440	156,530	$—	$2,245	$5,025	$64	$7,774

Balance at June 30, 2020	$566	163,978	$—	$2,675	$3,979	$355	$7,575
Net income for the period					175		175
Other comprehensive loss, net of tax						(23)	(23)
Net activity under employee plans and related tax benefits		31		5			5
Dividends on preferred stock					(9)		(9)
Dividends on common stock, $0.34 per share					(56)		(56)
Change in deferred compensation					1		1
Balance at September 30, 2020	$566	164,009	$—	$2,680	$4,090	$332	$7,668

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2020	$566	164,090	$—	$2,686	$4,309	$325	$7,886
Net income for the period					916		916
Other comprehensive loss, net of tax						(261)	(261)
Preferred stock redemption	(126)			3	(3)		(126)
Bank common stock repurchased		(8,519)		(475)			(475)
Net activity under employee plans and related tax benefits		959		31			31
Dividends on preferred stock					(23)		(23)
Dividends on common stock, $1.06 per share					(174)		(174)
Balance at September 30, 2021	$440	156,530	$—	$2,245	$5,025	$64	$7,774

Balance at December 31, 2019	$566	165,057	$—	$2,735	$4,009	$43	$7,353
Net income for the period					255		255
Other comprehensive income, net of tax						289	289
Cumulative effect adjustment, adoption of ASU 2016-13, Credit Losses: Measurement of Credit Losses on Financial Instruments					20		20
Bank common stock repurchased		(1,680)		(75)			(75)
Net shares issued from stock warrant exercises		1
Net activity under employee plans and related tax benefits		631		20			20
Dividends on preferred stock					(25)		(25)
Dividends on common stock, $1.02 per share					(169)		(169)
Balance at September 30, 2020	$566	164,009	$—	$2,680	$4,090	$332	$7,668
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$916	$255
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(301)	481
Depreciation and amortization	(22)	75
Share-based compensation	23	22
Deferred income tax expense (benefit)	108	(97)
Net decrease in trading securities	(39)	(16)
Net decrease (increase) in loans held for sale	13	(2)
Change in other liabilities	14	31
Change in other assets	(177)	(185)
Other, net	(72)	(16)
Net cash provided by operating activities	463	548
CASH FLOWS FROM INVESTING ACTIVITIES
Net increase in money market investments	(4,461)	(2,433)
Proceeds from maturities and paydowns of investment securities held-to-maturity	433	250
Purchases of investment securities held-to-maturity	(256)	(250)
Proceeds from sales, maturities and paydowns of investment securities available-for-sale	3,611	3,198
Purchases of investment securities available-for-sale	(8,730)	(3,907)
Net change in loans and leases	2,957	(6,004)
Purchases and sales of other noninterest-bearing investments	18	56
Purchases of premises and equipment	(153)	(123)
Other, net	8	32
Net cash used in investing activities	(6,573)	(9,181)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	8,230	10,008
Net change in short-term funds borrowed	(993)	(801)
Cash paid for preferred stock redemption	(126)	—
Redemption of long-term debt	(281)	(429)
Proceeds from the issuance of common stock	17	5
Dividends paid on common and preferred stock	(199)	(195)
Bank common stock repurchased	(475)	(76)
Other, net	(9)	(8)
Net cash provided by financing activities	6,164	8,504
Net increase (decrease) in cash and due from banks	54	(129)
Cash and due from banks at beginning of period	543	705
Cash and due from banks at end of period	$597	$576
Cash paid for interest	$61	$164
Net cash paid for income taxes	442	148
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	22	2
Loans held for investment reclassified to loans held for sale, net	55	(21)
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2021
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
Operating results for the nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated balance sheet at December 31, 2020 is from the audited financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in our 2020 Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity.
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
Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	September 30, 2021
	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale securities:
U.S. Treasury, agencies and corporations	$128	$18,702	$—	$18,830
Municipal securities		1,556		1,556
Other debt securities		75		75
Total available-for-sale	128	20,333	—	20,461
Trading account	66	239		305
Other noninterest-bearing investments:
Bank-owned life insurance		535		535
Private equity investments [1]	50		72	122
Other assets:
Agriculture loan servicing and interest-only strips			14	14
Deferred compensation plan assets	137			137
Derivatives:
Derivatives designated as hedges		10		10
Derivatives not designated as hedges:
Interest rate		248		248
Foreign exchange	4			4
Total assets	$385	$21,365	$86	$21,836
LIABILITIES
Securities sold, not yet purchased	$32	$—	$—	$32
Other liabilities:
Derivatives:
Derivatives not designated as hedges:
Interest rate		41		41
Foreign exchange	4			4
Total liabilities	$36	$41	$—	$77
1 The Level 1 private equity investments relate to the portion of our SBIC investments that are now publicly traded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	December 31, 2020
	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale securities:
U.S. Treasury, agencies and corporations	$192	$13,944	$—	$14,136
Municipal securities		1,420		1,420
Other debt securities		175		175
Total available-for-sale	192	15,539	—	15,731
Trading account	111	155		266
Other noninterest-bearing investments:
Bank-owned life insurance		532		532
Private equity investments			80	80
Other assets:
Agriculture loan servicing and interest-only strips			16	16
Deferred compensation plan assets	120			120
Derivatives:
Derivatives designated as hedges		3		3
Derivatives not designated as hedges:
Interest rate		411		411
Foreign exchange	4			4
Total assets	$427	$16,640	$96	$17,163
LIABILITIES
Securities sold, not yet purchased	$61	$—	$—	$61
Other liabilities:
Derivatives:
Derivatives not designated as hedges:
Interest rate		34		34
Foreign exchange	4			4
Total liabilities	$65	$34	$—	$99
Level 3 Valuations
Our Level 3 holdings include private equity investments (“PEIs”), agriculture loan servicing, and interest-only strips. For additional information regarding our Level 3 financial instruments, including the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2020 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Rollforward of Level 3 Fair Value Measurements
The following schedule presents the changes to the assets and liabilities measured at fair value by class on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended				Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
(In millions)	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips	Private equity investments	Ag loan svcg and int-only strips

Balance at beginning of period	$72	$15	$77	$17	$80	$16	$107	$18
Unrealized securities gains (losses), net	10	—	1	—	79	—	(24)	—
Other noninterest income (expense)	—	(1)	—	—	—	(2)	—	(1)
Purchases	4	—	3	—	10	—	7	—
Cost of investments sold	(13)	—	—	—	(19)	—	(9)	—
Transfers out [1]	(1)	—	—	—	(78)	—	—	—
Balance at end of period	$72	$14	$81	$17	$72	$14	$81	$17
1 Represents the transfer of the SBIC investments that are now publicly traded out of Level 3 and into Level 1.
The rollforward of Level 3 fair value measurements includes the following realized gains and losses in the income statement:

(In millions)	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Securities gains (losses), net	$(6)	$—	$(11)	$15
Nonrecurring Fair Value Measurements
The following schedule presents asset balances at period end that had fair value changes measured on a nonrecurring basis:

(In millions)	Fair value at September 30, 2021				Fair value at December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Private equity investments	$—	$—	$—	$—	$—	$—	$1	$1
Collateral-dependent loans	—	1	—	1	—	14	—	14
Other real estate owned (OREO)	—	—	—	—	—	1	—	1
Total	$—	$1	$—	$1	$—	$15	$1	$16
The fair values presented above may not be current as of the periods presented, but rather as of the date the fair value change occurred, such as a charge for impairment. Accordingly, carrying values may not equal current fair value.
PEIs carried at cost were $18 million at September 30, 2021 and $8 million at December 31, 2020. Other noninterest-bearing investments carried at cost were $102 million at September 30, 2021 and $109 million at December 31, 2020, which were comprised of Federal Reserve and FHLB stock. PEIs accounted for using the equity method were $74 million at September 30, 2021 and $61 million at December 31, 2020.
Collateral-dependent loans were measured at the lower of amortized cost or the fair value of the collateral. Other real estate owned (“OREO”) assets were measured initially at fair value based on collateral appraisals at the time of transfer and subsequently at the lower of cost or fair value. For additional information regarding the measurement of fair value for impaired loans, collateral-dependent loans, and OREO, see Note 3 of our 2020 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	September 30, 2021			December 31, 2020
(In millions)	Carrying value	Estimated fair value	Level	Carrying value	Estimated fair value	Level
Financial assets:
HTM investment securities	$459	$461	2	$636	$640	2
Loans and leases (including loans held for sale), net of allowance	50,254	50,648	3	52,780	53,221	3
Financial liabilities:
Time deposits	1,688	1,695	2	2,588	2,603	2
Long-term debt	1,020	1,056	2	1,336	1,346	2
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
Gross and net information for certain financial instruments in the balance sheet is summarized as follows:

	September 30, 2021
				Gross amounts not offset in the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$1,858	$—	$1,858	$—	$—	$1,858
Derivatives (included in other assets)	262	—	262	(13)	—	249
Total assets	$2,120	$—	$2,120	$(13)	$—	$2,107
Liabilities:
Federal funds purchased and other short-term borrowings	$579	$—	$579	$—	$—	$579
Derivatives (included in other liabilities)	45	—	45	(13)	(3)	29
Total liabilities	$624	$—	$624	$(13)	$(3)	$608

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2020
				Gross amounts not offset in the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$6,457	$(692)	$5,765	$—	$—	$5,765
Derivatives (included in other assets)	418	—	418	(4)	(3)	411
Total assets	$6,875	$(692)	$6,183	$(4)	$(3)	$6,176
Liabilities:
Federal funds purchased and other short-term borrowings	$2,264	$(692)	$1,572	$—	$—	$1,572
Derivatives (included in other liabilities)	38	—	38	(4)	(26)	8
Total liabilities	$2,302	$(692)	$1,610	$(4)	$(26)	$1,580
5. INVESTMENTS
Investment Securities
Investment securities are classified as held-to-maturity (“HTM”), AFS, or trading. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. AFS securities are carried at fair value and changes in fair value (unrealized gains and losses) are reported as net increases or decreases to accumulated other comprehensive income (“AOCI”), net of related taxes. Trading securities are carried at fair value with gains and losses recognized in current period earnings. The carrying values of our securities do not include accrued interest receivables of $57 million and $54 million at September 30, 2021 and December 31, 2020, respectively. These receivables are presented in the Consolidated Balance Sheet within the “Other Assets” line item. See Note 5 of our 2020 Form 10-K for more information related to our accounting for investment securities. See also Note 3 of our 2020 Form 10-K for discussion on our process to estimate fair value for investment securities.
The following schedule summarizes the amortized cost and estimated fair values of our HTM and AFS securities:

	September 30, 2021
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$459	$4	$2	$461
Available-for-sale
U.S. Treasury securities	155	—	27	128
U.S. Government agencies and corporations:
Agency securities	874	21	—	895
Agency guaranteed mortgage-backed securities	16,841	153	175	16,819
Small Business Administration loan-backed securities	1,015	3	30	988
Municipal securities	1,513	48	5	1,556
Other debt securities	75	—	—	75
Total available-for-sale	20,473	225	237	20,461
Total HTM and AFS investment securities	$20,932	$229	$239	$20,922

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2020
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$636	$5	$1	$640
Available-for-sale
U.S. Treasury securities	205	—	13	192
U.S. Government agencies and corporations:
Agency securities	1,051	40	—	1,091
Agency guaranteed mortgage-backed securities	11,439	262	8	11,693
Small Business Administration loan-backed securities	1,195	—	35	1,160
Municipal securities	1,352	68	—	1,420
Other debt securities	175	—	—	175
Total available-for-sale	15,417	370	56	15,731
Total HTM and AFS investment securities	$16,053	$375	$57	$16,371
Maturities
The following schedule shows the amortized cost and weighted average yields of investment debt securities by contractual maturity of principal payments at September 30, 2021. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2021
	Total debt investment securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollar amounts in millions)	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
Held-to-maturity
Municipal securities [1]	$459	3.23%	$40	3.52%	$139	3.54%	$170	2.84%	$110	3.33%
Available-for-sale
U.S. Treasury securities	155	1.28	—	—	—	—	—	—	155	1.28
U.S. Government agencies and corporations:
Agency securities	874	2.07	—	—	351	1.36	274	2.43	249	2.66
Agency guaranteed mortgage-backed securities	16,841	1.60	—	—	396	1.37	807	1.56	15,638	1.60
Small Business Administration loan-backed securities	1,015	1.36	—	—	50	1.38	127	1.56	838	1.33
Municipal securities [1]	1,513	2.34	102	1.99	658	2.51	494	2.17	259	2.38
Other debt securities	75	2.16	—	—	—	—	60	1.99	15	2.85
Total available-for-sale securities	20,473	1.66	102	1.99	1,455	1.88	1,762	1.88	17,154	1.62
Total HTM and AFS investment securities	$20,932	1.69%	$142	2.42%	$1,594	2.03%	$1,932	1.96%	$17,264	1.63%
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule summarizes the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	September 30, 2021
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$2	$121	$—	$13	$2	$134
Available-for-sale
U.S. Treasury securities	—	—	27	128	27	128
U.S. Government agencies and corporations:
Agency securities	—	110	—	1	—	111
Agency guaranteed mortgage-backed securities	155	10,434	20	534	175	10,968
Small Business Administration loan-backed securities	—	—	30	809	30	809
Municipal securities	5	377	—	2	5	379
Other	—	—	—	—	—	—
Total available-for-sale	160	10,921	77	1,474	237	12,395
Total HTM and AFS investment securities	$162	$11,042	$77	$1,487	$239	$12,529

	December 31, 2020
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$1	$96	$—	$12	$1	$108
Available-for-sale
U.S. Treasury securities	13	142	—	—	13	142
U.S. Government agencies and corporations:
Agency securities	—	6	—	2	—	8
Agency guaranteed mortgage-backed securities	7	1,197	1	179	8	1,376
Small Business Administration loan-backed securities	—	15	35	1,068	35	1,083
Municipal securities	—	19	—	—	—	19
Other	—	150	—	—	—	150
Total available-for-sale	20	1,529	36	1,249	56	2,778
Total HTM and AFS investment securities	$21	$1,625	$36	$1,261	$57	$2,886
Approximately 122 and 119 HTM and 1,241 and 549 AFS investment securities were in an unrealized loss position at September 30, 2021, and December 31, 2020, respectively.
Impairment
We review investment securities quarterly on an individual security basis for the presence of impairment. For additional information on our policy and impairment evaluation process for investment securities, see Note 5 of our 2020 Form 10-K.
AFS Impairment
We did not recognize any impairment on our AFS investment securities portfolio during the first nine months of 2021. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At September 30, 2021, we had not initiated any sales of AFS securities, nor did we have an intent to sell any identified securities with unrealized losses. We do not believe it is more likely than not that we would be required to sell such securities before recovery of their amortized cost basis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
HTM Impairment
For HTM securities, the ACL is estimated consistent with the approach described in Note 6 for loans carried at amortized cost. The ACL on HTM securities was less than $1 million at September 30, 2021. No HTM securities were past due at September 30, 2021. The amortized cost basis of HTM securities categorized by year of issuance and risk classification as monitored by management is summarized as follows:

	September 30, 2021
	Amortized cost basis by year of issuance
(In millions)	2021	2020	2019	2018	2017	Prior	Total Securities
Held-to-maturity:
Pass	$96	$124	$10	$—	$8	$220	$458
Accruing substandard	—	—	—	—	—	1	1
Total held-to-maturity	$96	$124	$10	$—	$8	$221	$459
Securities Gains and Losses Recognized in Income
The following summarizes gains and losses recognized in income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Other noninterest-bearing investments	$6	$29	$5	$1	$86	$35	$13	$18
Net gains (losses) [1]		$(23)		$4		$51		$(5)
1 Net gains (losses) were recognized in securities gains (losses) in the income statement.
Interest income by investment security type is as follows:

	Three Months Ended September 30,
	2021			2020
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$3	$1	$4	$2	$3	$5
Available-for-sale	64	8	72	61	6	67
Trading	—	2	2	—	2	2
Total securities	$67	$11	$78	$63	$11	$74

	Nine Months Ended September 30,
	2021			2020
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$8	$4	$12	$7	$8	$15
Available-for-sale	182	22	204	196	19	215
Trading	—	7	7	—	5	5
Total	$190	$33	$223	$203	$32	$235
Investment securities with a carrying value of approximately $2.4 billion and $2.3 billion at September 30, 2021 and December 31, 2020, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
6. LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
Loans and leases are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	September 30, 2021	December 31, 2020

Loans held for sale	$67	$81
Commercial:
Commercial and industrial	$13,230	$13,444
PPP	3,080	5,572
Leasing	293	320
Owner-occupied	8,446	8,185
Municipal	3,400	2,951
Total commercial	28,449	30,472
Commercial real estate:
Construction and land development	2,843	2,345
Term	9,310	9,759
Total commercial real estate	12,153	12,104
Consumer:
Home equity credit line	2,834	2,745
1-4 family residential	6,140	6,969
Construction and other consumer real estate	584	630
Bankcard and other revolving plans	395	432
Other	123	124
Total consumer	10,076	10,900
Total loans and leases	$50,678	$53,476
Loans and leases are presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $117 million and $149 million at September 30, 2021 and December 31, 2020, respectively. Amortized cost basis does not include accrued interest receivables of $175 million and $200 million at September 30, 2021 and December 31, 2020, respectively. These receivables are presented in the Consolidated Balance Sheet within the “Other Assets” line item.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $146 million at September 30, 2021 and $156 million at December 31, 2020.
Loans with a carrying value of $27.5 billion at September 30, 2021 and $24.7 billion at December 31, 2020 have been pledged at the Federal Reserve and the FHLB of Des Moines as collateral for potential borrowings.
We sold loans totaling $384 million and $1.2 billion for the three and nine months ended September 30, 2021 and $463 million and $1.4 billion for the three and nine months ended September 30, 2020, respectively, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans that are primarily sold to U.S. government agencies or participated to third parties. They do not consist of loans from the SBA's Paycheck Protection Program. At times, we have continuing involvement in the sold loans in the form of servicing rights or guarantees. Amounts added to loans held for sale during these same periods were $387 million and $1.2 billion for the three and nine months ended September 30, 2021 and $480 million and $1.4 billion for the

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
three and nine months ended September 30, 2020, respectively. See Note 5 for further information regarding guaranteed securities.
The principal balance of sold loans for which we retain servicing was approximately $3.1 billion at September 30, 2021, and $2.7 billion at December 31, 2020. The total income from loans sold, excluding servicing, was $12 million and $30 million for the three and nine months ended September 30, 2021, and $18 million and $44 million for the three and nine months ended September 30, 2020, respectively.
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
The ACL for AFS and HTM debt securities is estimated separately from loans. For HTM securities, the ACL is estimated consistent with the approach for loans carried at amortized cost. See Note 5 for further discussion of our estimate of expected credit losses on AFS securities and disclosures related to AFS and HTM securities.
Changes in the ACL are summarized as follows:

	Three Months Ended September 30, 2021
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$321	$111	$103	$535
Provision for loan losses	(25)	(10)	(10)	(45)
Gross loan and lease charge-offs	4	—	4	8
Recoveries	7	—	2	9
Net loan and lease charge-offs (recoveries)	(3)	—	2	(1)
Balance at end of period	$299	$101	$91	$491
Reserve for unfunded lending commitments
Balance at beginning of period	$21	$10	$8	$39
Provision for unfunded lending commitments	(2)	—	1	(1)
Balance at end of period	$19	$10	$9	$38
Total allowance for credit losses at end of period
Allowance for loan losses	$299	$101	$91	$491
Reserve for unfunded lending commitments	19	10	9	38
Total allowance for credit losses	$318	$111	$100	$529

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2021
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$464	$171	$142	$777
Provision for loan losses	(162)	(70)	(49)	(281)
Gross loan and lease charge-offs	27	—	10	37
Recoveries	24	—	8	32
Net loan and lease charge-offs (recoveries)	3	—	2	5
Balance at end of period	$299	$101	$91	$491
Reserve for unfunded lending commitments
Balance at beginning of period	$30	$20	$8	$58
Provision for unfunded lending commitments	(11)	(10)	1	(20)
Balance at end of period	$19	$10	$9	$38
Total allowance for credit losses at end of period
Allowance for loan losses	$299	$101	$91	$491
Reserve for unfunded lending commitments	19	10	9	38
Total allowance for credit losses	$318	$111	$100	$529

	Three Months Ended September 30, 2020
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$571	$144	$145	$860
Provision for loan losses	41	6	(2)	45
Gross loan and lease charge-offs	54	1	3	58
Recoveries	4	—	2	6
Net loan and lease charge-offs (recoveries)	50	1	1	52
Balance at end of period	$562	$149	$142	$853
Reserve for unfunded lending commitments
Balance at beginning of period	$27	$20	$7	$54
Provision for unfunded lending commitments	14	(4)	—	10
Balance at end of period	$41	$16	$7	$64
Total allowance for credit losses at end of period
Allowance for loan losses	$562	$149	$142	$853
Reserve for unfunded lending commitments	41	16	7	64
Total allowance for credit losses	$603	$165	$149	$917

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2020
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$282	$69	$146	$497
Provision for loan losses	364	81	1	446
Gross loan and lease charge-offs	95	1	11	107
Recoveries	11	—	6	17
Net loan and lease charge-offs (recoveries)	84	1	5	90
Balance at end of period	$562	$149	$142	$853
Reserve for unfunded lending commitments
Balance at beginning of period	$11	$12	$6	$29
Provision for unfunded lending commitments	30	4	1	35
Balance at end of period	$41	$16	$7	$64
Total allowance for credit losses at end of period
Allowance for loan losses	$562	$149	$142	$853
Reserve for unfunded lending commitments	41	16	7	64
Total allowance for credit losses	$603	$165	$149	$917
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
A nonaccrual loan may be returned to accrual status when (1) all delinquent interest and principal become current in accordance with the terms of the loan agreement, (2) the loan, if secured, is well-secured, (3) the borrower has paid according to the contractual terms for a minimum of six months, and (4) an analysis of the borrower indicates a reasonable assurance of the borrower's ability and willingness to maintain payments.
The amortized cost basis of loans on nonaccrual status is summarized as follows:

	September 30, 2021
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Commercial:
Commercial and industrial	$27	$130	$157	$30
Owner-occupied	41	26	67	3
Total commercial	68	156	224	33
Commercial real estate:
Term	11	14	25	1
Total commercial real estate	11	14	25	1
Consumer:
Home equity credit line	5	10	15	3
1-4 family residential	12	46	58	6
Bankcard and other revolving plans	—	1	1	—
Total consumer loans	17	57	74	9
Total	$96	$227	$323	$43

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2020
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Commercial:
Commercial and industrial	$73	$67	$140	$22
Owner-occupied	38	38	76	4
Total commercial	111	105	216	26
Commercial real estate:
Term	12	19	31	3
Total commercial real estate	12	19	31	3
Consumer:
Home equity credit line	2	14	16	3
1-4 family residential	14	89	103	9
Bankcard and other revolving plans	—	1	1	1
Total consumer loans	16	104	120	13
Total	$139	$228	$367	$42
For accruing loans, interest is accrued and interest payments are recognized into interest income according to the contractual loan agreement. For nonaccruing loans, the accrual of interest is discontinued, any uncollected or accrued interest is reversed or written-off from interest income in a timely manner (generally within one month), and any payments received on these loans are not recognized into interest income, but are applied as a reduction to the principal outstanding. For the three and nine months ended September 30, 2021 and 2020, there was no interest income recognized on a cash basis during the period the loans were on nonaccrual.
The amount of accrued interest receivables written-off by reversing interest income during the period is summarized by loan portfolio segment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020

Commercial	$3	$5	$11	$13
Commercial real estate	1	1	1	2
Consumer	—	—	—	—
Total	$4	$6	$12	$15
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Past due loans (accruing and nonaccruing) are summarized as follows:

	September 30, 2021
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$13,191	$16	$23	$39	$13,230	$2	$133
PPP	3,078	2	—	2	3,080	—	—
Leasing	293	—	—	—	293	—	—
Owner-occupied	8,362	66	18	84	8,446	2	49
Municipal	3,400	—	—	—	3,400	—	—
Total commercial	28,324	84	41	125	28,449	4	182
Commercial real estate:
Construction and land development	2,824	19	—	19	2,843	—	—
Term	9,288	7	15	22	9,310	—	7
Total commercial real estate	12,112	26	15	41	12,153	—	7
Consumer:
Home equity credit line	2,828	2	4	6	2,834	—	10
1-4 family residential	6,103	8	29	37	6,140	—	27
Construction and other consumer real estate	584	—	—	—	584	—	—
Bankcard and other revolving plans	391	3	1	4	395	—	1
Other	122	1	—	1	123	—	—
Total consumer loans	10,028	14	34	48	10,076	—	38
Total	$50,464	$124	$90	$214	$50,678	$4	$227

	December 31, 2020
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$13,388	$26	$30	$56	$13,444	$2	$109
PPP	5,572	—	—	—	5,572	—	—
Leasing	320	—	—	—	320	—	1
Owner-occupied	8,129	34	22	56	8,185	—	48
Municipal	2,951	—	—	—	2,951	—	—
Total commercial	30,360	60	52	112	30,472	2	158
Commercial real estate:
Construction and land development	2,341	—	4	4	2,345	4	—
Term	9,692	57	10	67	9,759	4	13
Total commercial real estate	12,033	57	14	71	12,104	8	13
Consumer:
Home equity credit line	2,733	8	4	12	2,745	—	9
1-4 family residential	6,891	12	66	78	6,969	—	33
Construction and other consumer real estate	630	—	—	—	630		—
Bankcard and other revolving plans	428	2	2	4	432	2	1
Other	123	1	—	1	124	—	—
Total consumer loans	10,805	23	72	95	10,900	2	43
Total	$53,198	$140	$138	$278	$53,476	$12	$214
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
The balance of loans classified as Doubtful was less than $1 million at September 30, 2021 and was $4 million at December 31, 2020.
We generally assign internal risk grades to commercial and CRE loans with commitments greater than $1 million based on financial and statistical models, individual credit analysis, and loan officer experience and judgment. For these larger loans, we assign one of multiple risk grades within the Pass classification or one of the risk classifications described previously. We review and confirm our internal risk grades quarterly, or as soon as we identify information that affects the credit risk of the loan.
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

	September 30, 2021
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2021	2020	2019	2018	2017	Prior			Total loans
Commercial:
Commercial and industrial
Pass	$1,804	$1,419	$1,377	$855	$354	$277	$6,018	$182	$12,286
Special Mention	6	15	37	15	30	4	172	1	280
Accruing Substandard	20	36	109	82	31	77	150	2	507
Nonaccrual	3	11	4	3	4	26	87	19	157
Total commercial and industrial	1,833	1,481	1,527	955	419	384	6,427	204	13,230
PPP
Pass	1,950	1,130	—	—	—	—	—	—	3,080
Nonaccrual	—	—	—	—	—	—	—	—	—
Total PPP	1,950	1,130	—	—	—	—	—	—	3,080
Leasing
Pass	16	52	73	69	46	22	—	—	278
Special Mention	—	1	6	1	1	—	—	—	9
Accruing Substandard	—	—	—	—	—	6	—	—	6
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	16	53	79	70	47	28	—	—	293
Owner-occupied
Pass	1,591	1,504	1,052	914	743	1,858	135	68	7,865
Special Mention	9	18	28	45	21	59	3	6	189
Accruing Substandard	67	23	42	48	29	101	14	1	325
Nonaccrual	—	6	13	15	10	21	2	—	67
Total owner-occupied	1,667	1,551	1,135	1,022	803	2,039	154	75	8,446
Municipal
Pass	858	979	606	290	365	249	3	—	3,350
Special Mention	10	—	—	—	—	26	—	—	36
Accruing Substandard	—	9	—	—	—	5	—	—	14
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	868	988	606	290	365	280	3	—	3,400
Total commercial	6,334	5,203	3,347	2,337	1,634	2,731	6,584	279	28,449
Commercial real estate:
Construction and land development
Pass	449	765	723	124	43	2	637	60	2,803
Special Mention	—	—	1	—	—	—	—	—	1
Accruing Substandard	12	—	27	—	—	—	—	—	39
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	461	765	751	124	43	2	637	60	2,843
Term
Pass	1,636	1,964	1,595	1,121	590	1,561	194	195	8,856
Special Mention	65	21	32	73	12	31	—	3	237
Accruing Substandard	8	9	25	59	16	73	—	2	192
Nonaccrual	—	1	5	—	—	—	19	—	25
Total term	1,709	1,995	1,657	1,253	618	1,665	213	200	9,310
Total commercial real estate	2,170	2,760	2,408	1,377	661	1,667	850	260	12,153

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	September 30, 2021
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2021	2020	2019	2018	2017	Prior			Total loans
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	2,715	100	2,815
Special Mention	—	—	—	—	—	—	1	—	1
Accruing Substandard	—	—	—	—	—	—	3	—	3
Nonaccrual	—	—	—	—	—	—	8	7	15
Total home equity credit line	—	—	—	—	—	—	2,727	107	2,834
1-4 family residential
Pass	969	1,076	791	553	762	1,929	—	—	6,080
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	2	—	—	2
Nonaccrual	—	3	5	3	12	35	—	—	58
Total 1-4 family residential	969	1,079	796	556	774	1,966	—	—	6,140
Construction and other consumer real estate
Pass	162	273	104	31	5	8	—	—	583
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	1	—	—	—	—	—	—	1
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	162	274	104	31	5	8	—	—	584
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	390	3	393
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	1	—	1
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	392	3	395
Other consumer
Pass	56	26	20	12	6	3	—	—	123
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	56	26	20	12	6	3	—	—	123
Total consumer	1,187	1,379	920	599	785	1,977	3,119	110	10,076
Total loans	$9,691	$9,342	$6,675	$4,313	$3,080	$6,375	$10,553	$649	$50,678

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2020
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2020	2019	2018	2017	2016	Prior			Total loans
Commercial:
Commercial and industrial
Pass	$2,585	$2,743	$1,903	$829	$296	$228	$3,298	$109	$11,991
Special Mention	79	152	183	98	4	43	110	1	670
Accruing Substandard	123	157	129	44	26	17	141	6	643
Nonaccrual	57	2	10	8	2	15	36	10	140
Total commercial and industrial	2,844	3,054	2,225	979	328	303	3,585	126	13,444
PPP
Pass	5,572	—	—	—	—	—	—	—	5,572
Total PPP	5,572	—	—	—	—	—	—	—	5,572
Leasing
Pass	87	121	44	34	14	5	—	—	305
Special Mention	1	—	2	1	—	6	—	—	10
Accruing Substandard	2	1	1	1	—	—	—	—	5
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	90	122	47	36	14	11	—	—	320
Owner-occupied
Pass	1,588	1,205	1,167	895	585	1,806	161	11	7,418
Special Mention	72	65	60	60	51	41	9	3	361
Accruing Substandard	28	64	61	37	35	98	6	1	330
Nonaccrual	8	11	15	11	6	23	2	—	76
Total owner-occupied	1,696	1,345	1,303	1,003	677	1,968	178	15	8,185
Municipal
Pass	1,031	827	359	419	68	227	3	—	2,934
Special Mention	—	—	—	—	—	8	—	—	8
Accruing Substandard	—	—	—	—	—	9	—	—	9
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	1,031	827	359	419	68	244	3	—	2,951
Total commercial	11,233	5,348	3,934	2,437	1,087	2,526	3,766	141	30,472
Commercial real estate:
Construction and land development
Pass	558	933	267	41	1	6	423	3	2,232
Special Mention	24	43	11	—	—	—	5	—	83
Accruing Substandard	—	30	—	—	—	—	—	—	30
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	582	1,006	278	41	1	6	428	3	2,345
Term
Pass	2,524	1,858	1,639	761	778	1,291	73	20	8,944
Special Mention	110	89	177	42	23	85	—	5	531
Accruing Substandard	41	34	96	30	18	34	—	—	253
Nonaccrual	3	5	—	2	1	20	—	—	31
Total term	2,678	1,986	1,912	835	820	1,430	73	25	9,759
Total commercial real estate	3,260	2,992	2,190	876	821	1,436	501	28	12,104

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2020
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2020	2019	2018	2017	2016	Prior			Total loans
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	2,606	115	2,721
Special Mention	—	—	—	—	—	—	2	—	2
Accruing Substandard	—	—	—	—	—	—	6	—	6
Nonaccrual	—	—	—	—	—	—	11	5	16
Total home equity credit line	—	—	—	—	—	—	2,625	120	2,745
1-4 family residential
Pass	1,185	1,017	833	1,081	1,174	1,570	—	—	6,860
Special Mention	—	—	—	—	—	2	—	—	2
Accruing Substandard	—	—	1	—	2	1	—	—	4
Nonaccrual	2	12	7	19	15	48	—	—	103
Total 1-4 family residential	1,187	1,029	841	1,100	1,191	1,621	—	—	6,969
Construction and other consumer real estate
Pass	200	296	106	16	1	11	—	—	630
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	200	296	106	16	1	11	—	—	630
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	426	2	428
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	3	—	3
Nonaccrual	—	—	—	—	—	—	—	1	1
Total bankcard and other revolving plans	—	—	—	—	—	—	429	3	432
Other consumer
Pass	51	35	22	10	4	2	—	—	124
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	51	35	22	10	4	2	—	—	124
Total consumer	1,438	1,360	969	1,126	1,196	1,634	3,054	123	10,900
Total loans	$15,931	$9,700	$7,093	$4,439	$3,104	$5,596	$7,321	$292	$53,476
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Information on TDRs, including the amortized cost on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	September 30, 2021
	Amortized cost resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other [1]	Multiple modification types [2]	Total
Accruing
Commercial:
Commercial and industrial	$2	$—	$—	$—	$—	$15	$17
Owner-occupied	5	4	—	8	15	46	78
Total commercial	7	4	—	8	15	61	95
Commercial real estate:
Construction and land development	—	—	—	—	—	—	—
Term	1	26	—	27	41	8	103
Total commercial real estate	1	26	—	27	41	8	103
Consumer:
Home equity credit line	—	1	6	—	—	2	9
1-4 family residential	5	1	3	—	1	14	24
Total consumer loans	5	2	9	—	1	16	33
Total accruing	13	32	9	35	57	85	231
Nonaccruing
Commercial:
Commercial and industrial	17	1	—	2	7	42	69
Owner-occupied	5	—	—	3	—	17	25
Total commercial	22	1	—	5	7	59	94
Commercial real estate:
Term	2	—	—	12	4	3	21
Total commercial real estate	2	—	—	12	4	3	21
Consumer:
Home equity credit line	—	—	1	—	—	—	1
1-4 family residential	—	1	1	—	—	3	5
Total consumer loans	—	1	2	—	—	3	6
Total nonaccruing	24	2	2	17	11	65	121
Total	$37	$34	$11	$52	$68	$150	$352
1 Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.
2 Includes TDRs that resulted from a combination of any of the previous modification types.

	December 31, 2020
	Amortized cost resulting from the following modification types:
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
Unfunded lending commitments on TDRs totaled $15 million and $3 million at September 30, 2021 and December 31, 2020, respectively.
The total amortized cost of all TDRs in which interest rates were modified below market was $91 million at September 30, 2021 and $76 million at December 31, 2020. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the three and nine months ended September 30, 2021 and 2020 was not significant.
On an ongoing basis, we monitor the performance of all TDRs according to their restructured terms. Subsequent payment default is defined in terms of delinquency, when principal or interest payments are past due 90 days or more for commercial loans, or 60 days or more for consumer loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amortized cost of accruing and nonaccruing TDRs that had a payment default during the three and nine months ended September 30, 2021, which were still in default at period end, and were within 12 months or less of being modified as TDRs was approximately $2 million and $5 million, respectively, and $3 million and $6 million for the three and nine months ended September 30, 2020, respectively.
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
Select information on loans for which the repayment is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulties, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

	September 30, 2021
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Commercial and industrial	$13	Single family residential, Agriculture	36%
Owner-occupied	10	Office building	43%
Commercial real estate:
Term	7	Multi-family, Hotel/Motel, Retail	41%
Consumer:
Home equity credit line	5	Single family residential	37%
1-4 family residential	2	Single family residential	51%
Total	$37
1 The fair value is based on the most recent appraisal or other collateral evaluation.

	December 31, 2020
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Commercial and industrial	$20	Single family residential, Agriculture	55%
Owner-occupied	10	Office Building	47%
Commercial real estate:
Term	12	Multi-family, Hotel/Motel, Retail	58%
Consumer:
Home equity credit line	3	Single family residential	34%
1-4 family residential	2	Single family residential	60%
Total	$47
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
At September 30, 2021 and December 31, 2020, we did not have any foreclosed residential real estate property. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $9 million and $10 million for the same periods, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Accounting
Our primary objective for using derivatives is to manage risks, primarily interest rate risk. We use derivatives to manage volatility in interest income, interest expense, earnings, and capital by adjusting our interest rate sensitivity to minimize the impact of fluctuations in interest rates. Derivatives are used to stabilize forecasted interest income from variable-rate assets and to modify the coupon or the duration of fixed-rate financial assets or liabilities as we consider advisable. We also assist clients with their risk management needs through the use of derivatives. For a more detailed discussion of the use of and accounting policies regarding derivative instruments, see Note 7 of our 2020 Form 10-K.
Fair Value Hedges of Liabilities – At September 30, 2021, we had one receive-fixed interest rate swap with a notional amount of $500 million designated in a qualifying fair value hedge relationship of fixed-rate debt. The receive-fixed interest rate swap effectively converts the interest on our fixed-rate debt to floating. During the third quarter of 2021, derivatives designated as fair value hedges of debt decreased in value by $4 million which was offset by changes in the fair value of the hedged debt instruments as shown in the schedules below. During the third quarter of 2021, we amortized $3 million of cumulative unamortized debt basis adjustments related to previously terminated fair value hedges of debt. We had $2 million of unamortized debt basis adjustments from previously designated fair value hedges remaining.
Fair Value Hedges of Assets – At September 30, 2021, we had pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $383 million designated as fair value hedges of certain AFS securities. These swaps effectively convert the fixed interest income to a floating rate on the hedged portion of the securities. During the third quarter of 2021, derivatives designated as fair value hedges of fixed-rate AFS securities increased in value by $4 million, which was offset by changes in value of the hedged securities, as shown in the schedules below. We had $7 million of unamortized basis adjustments to AFS securities from previously designated fair value hedges.
Cash Flow Hedges – At September 30, 2021, we had $5.4 billion notional amount of receive-fixed interest rate swaps designated as cash flow hedges of pools of floating-rate commercial loans. During the third quarter of 2021, we increased the size of our cash flow hedge portfolio by entering into additional swaps with an aggregate notional amount of $1.4 billion. Also during the quarter, our cash flow hedge portfolio decreased in value by $21 million, which was recorded in AOCI. The amounts deferred in AOCI are reclassified into earnings in the periods in which the interest payments occur (i.e., when the hedged forecasted transactions affect earnings).
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. For a more detailed discussion of collateral and credit risk related to our derivative contracts, see Note 7 of our 2020 Form 10-K.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for by the contractual terms. At September 30, 2021, the fair value of our derivative liabilities was $270 million, for which we were required to pledge cash collateral of $51 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s (“S&P”) or Moody’s at September 30, 2021, there would likely be $1 million of additional collateral required to be pledged.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Derivative Amounts
Certain information with respect to notional amounts and recorded gross fair values at September 30, 2021 and December 31, 2020, is summarized as follows:

	September 30, 2021			December 31, 2020
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets:
Receive-fixed interest rate swaps	$5,383	$—	$—	$3,150	$—	$—
Fair value hedges:
Debt hedges: Receive-fixed interest rate swaps	500	—	—	500	—	—
Asset hedges: Pay-fixed interest rate swaps	383	10	—	383	3	—
Total derivatives designated as hedging instruments	6,266	10	—	4,033	3	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives [1]	6,334	235	25	5,986	390	2
Offsetting interest rate derivatives [2]	6,334	28	241	5,986	3	409
Other interest rate derivatives	1,476	10	—	1,649	20	3
Foreign exchange derivatives	386	4	4	223	4	4
Total derivatives not designated as hedging instruments	14,530	277	270	13,844	417	418
Total derivatives	$20,796	$287	$270	$17,877	$420	$418
1 Customer-facing interest rate derivatives include a net CVA of $3 million and $18 million, reducing the fair value amount at September 30, 2021 and December 31, 2020, respectively. These adjustments are required to reflect both our nonperformance risk and that of the respective counterparty.
2 The fair value amounts for these derivatives do not include the settlement amounts for those trades that are centrally cleared. Once the settlement amounts with the clearing houses are included the derivative fair values would be the following:

	September 30, 2021		December 31, 2020
(In millions)	Other assets	Other liabilities	Other assets	Other liabilities

Offsetting interest rate derivatives	$3	$16	$1	$29
The amount of derivative gains (losses) from cash flow and fair value hedges that was deferred in OCI or recognized in earnings for the three and nine months ended September 30, 2021 and 2020 is shown in the schedules below.

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended September 30, 2021
(In millions)	Effective portion of derivatives gain/(loss) deferred in OCI	Excluded components deferred in OCI (amortization approach)	Amount of gain/(loss) reclassified from OCI into income	Interest on fair value hedges	Hedge ineffectiveness/OCI reclass due to missed forecast
Cash flow hedges of floating-rate assets:[1]
Purchased interest rate floors	$—	$—	$3	$—	$—
Interest rate swaps	4	—	13	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	2	—
Basis amortization on terminated hedges [2,3]	—	—	—	3	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	—	(1)	—
Basis amortization on terminated hedges [2,3]	—	—	—	—	—
Total derivatives designated as hedging instruments	$4	$—	$16	$4	$—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Amount of derivative gain (loss) recognized/reclassified
	Nine Months Ended September 30, 2021
(In millions)	Effective portion of derivatives gain/(loss) deferred in OCI	Excluded components deferred in OCI (amortization approach)	Amount of gain/(loss) reclassified from OCI into income	Interest on fair value hedges	Hedge ineffectiveness/OCI reclass due to missed forecast
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$—	$8	$—	$—
Interest rate swaps	(5)	—	38	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	6	—
Basis amortization on terminated hedges [2,3]	—	—	—	9	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	—	(2)	—
Basis amortization on terminated hedges [2,3]	—	—	—	—	—
Total derivatives designated as hedging instruments	$(5)	$—	$46	$13	$—

	Amount of derivative gain (loss) recognized/reclassified
	Three Months Ended September 30, 2020
(In millions)	Effective portion of derivatives gain/(loss) deferred in OCI	Excluded components deferred in OCI (amortization approach)	Amount of gain/(loss) reclassified from OCI into income	Interest on fair value hedges	Hedge ineffectiveness/OCI reclass due to missed forecast
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$—	$3	$—	$—
Interest rate swaps	(1)	—	13	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	1	—
Basis amortization on terminated hedges [2,3]	—	—	—	3	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	—	—	—
Basis amortization on terminated hedges [2,3]	—	—	—	—	—
Total derivatives designated as hedging instruments	$(1)	$—	$16	$4	$—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Amount of derivative gain (loss) recognized/reclassified
	Nine Months Ended September 30, 2020
(In millions)	Effective portion of derivatives gain/(loss) deferred in OCI	Excluded components deferred in OCI (amortization approach)	Amount of gain/(loss) reclassified from OCI into income	Interest on fair value hedges	Hedge ineffectiveness/OCI reclass due to missed forecast
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$—	$8	$—	$—
Interest rate swaps	101	—	24	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	4	—
Basis amortization on terminated hedges [2,3]	—	—	—	10	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	—	—	—
Basis amortization on terminated hedges [2,3]	—	—	—	—	—
Total derivatives designated as hedging instruments	$101	$—	$32	$14	$—
1 Amounts recognized in OCI and reclassified from AOCI represent the effective portion of the derivative gain (loss). For the 12 months following September 30, 2021, we estimate that $42 million will be reclassified from AOCI into interest income.
2 Adjustment to interest expense resulting from the amortization of the debt basis adjustment on fixed-rate debt previously hedged by terminated receive-fixed interest rate.
3 The cumulative unamortized basis adjustment from previously terminated or redesignated fair value hedges at September 30, 2021 is $2 million and $7 million of terminated fair value debt and asset hedges, respectively. The amortization of the cumulative unamortized basis adjustment from asset hedges is not shown in the schedules because it is not significant.
The amount of gains (losses) recognized from derivatives not designated as accounting hedges is summarized as follows:

	Other Noninterest Income/(Expense)
(In millions)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	$(5)	$(100)	$4	$350
Offsetting interest rate derivatives	12	129	9	(343)
Other interest rate derivatives	3	(7)	3	14
Foreign exchange derivatives	6	17	4	16
Total derivatives not designated as hedging instruments	$16	$39	$20	$37
The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented.

	Gain/(loss) recorded in income
	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(In millions)	Derivatives [2]	Hedged items	Total income statement impact	Derivatives [2]	Hedged items	Total income statement impact

Debt: Receive-fixed interest rate swaps [1,2]	$(4)	$4	$—	$(3)	$3	$—
Assets: Pay-fixed interest rate swaps [1,2]	4	(4)	—	11	(11)	—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Gain/(loss) recorded in income
	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(In millions)	Derivatives [2]	Hedged items	Total income statement impact	Derivatives [2]	Hedged items	Total income statement impact

Debt: Receive-fixed interest rate swaps [1,2]	$(27)	$27	$—	$72	$(72)	$—
Assets: Pay-fixed interest rate swaps [1,2]	27	(27)	—	11	(11)	—
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
The following schedule provides information regarding basis adjustments for hedged items.

	Par value of hedged assets/(liabilities)		Carrying amount of the hedged assets/(liabilities)[1]		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item
(In millions)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020

Long-term fixed-rate debt	$(500)	$(500)	$(510)	$(537)	$(10)	$(37)
Fixed-rate AFS securities	383	383	335	362	(48)	(21)
1 Carrying amounts displayed above exclude (1) issuance and purchase discounts or premiums, (2) unamortized issuance and acquisition costs, and (3) amounts related to terminated fair value hedges.
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
We have operating and finance leases for branches, corporate offices, and data centers. Our equipment leases are not material. At September 30, 2021, we had 419 branches, of which 273 are owned and 146 are leased. We lease our headquarters in Salt Lake City, Utah, and other office or data centers are either owned or leased.
We may enter into certain lease arrangements with a term of 12 months or less, and we have elected to exclude these from capitalization. The remaining maturities of our lease commitments range from the year 2021 to 2062, and some lease arrangements include options to extend or terminate the leases.
ROU assets from operating leases were $196 million at September 30, 2021, and $213 million at December 31, 2020. ROU assets from finance leases were $4 million for the same periods. We utilized a secured incremental borrowing rate based on the term of the lease for the discount rate to determine our lease ROU assets and liabilities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents lease-related assets and liabilities, their weighted average remaining life, and the weighted average discount rate:

(Dollar amounts in millions)	September 30, 2021	December 31, 2020
Operating assets and liabilities
Operating right-of-use assets, net of amortization	$196	$213
Operating lease liabilities	223	240
Weighted average remaining lease term (years)
Operating leases	8.6	8.9
Finance leases	18.5	19.2
Weighted average discount rate
Operating leases	2.8%	2.9%
Finance leases	3.1%	3.1%
The components of lease expense are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020

Operating lease costs	$12	$12	$35	$37
Variable lease costs	12	12	37	36
Total lease cost	$24	$24	$72	$73
Supplemental cash flow information related to leases is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020

Operating cash disbursements from operating leases	$13	$13	$38	$38
New operating lease liabilities are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020

New operating lease liabilities	$1	$—	$1	$6
Contractual undiscounted lease payments for operating lease liabilities, due by year, include:

(In millions)
2021 [1]	$12
2022	48
2023	42
2024	33
2025	24
Thereafter	99
Total	$258
1 Contractual maturities for the three months remaining in 2021.
We enter into certain lease agreements where we are the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which we occupy portions of the building. Operating lease income was $3 million for both the third quarter of 2021 and 2020, and $10 million and $9 million for the first nine months of 2021 and 2020, respectively.
We originate equipment leases, considered to be sales-type leases or direct financing leases, totaling $293 million and $320 million at September 30, 2021 and December 31, 2020, respectively. We recorded income of $3 million on these leases for both the third quarter of 2021 and 2020, and $9 million and $10 million for the first nine months of 2021 and 2020, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
9. LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
The long-term debt carrying values in the following schedule represent the par value of the debt, adjusted for any unamortized premium or discount, unamortized debt issuance costs, and basis adjustments for interest rate swaps designated as fair value hedges.
LONG-TERM DEBT

(In millions)	September 30, 2021	December 31, 2020	Amount change	Percent change

Subordinated notes	$593	$619	$(26)	(4)%
Senior notes	423	713	(290)	(41)
Finance lease obligations	4	4	—	—
Total	$1,020	$1,336	$(316)	(24)%
The decrease in long-term debt was primarily due to the maturity of $281 million of 3-year, 3.50% senior notes during the third quarter of 2021.
Common Stock
Our common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. At September 30, 2021, there were 156.5 million shares of $0.001 par value common stock outstanding. The balance of common stock and additional paid-in capital was $2.2 billion at September 30, 2021, which decreased $441 million, or 16%, from December 31, 2020, primarily due to common stock repurchases. During the first nine months of 2021, we repurchased 8.5 million common shares outstanding for $475 million at an average price of $55.88 per share.
Preferred Stock
During the second quarter of 2021, we redeemed the outstanding shares of our 5.75% Series H Non-Cumulative Perpetual Preferred Stock at par value, resulting in a $126 million decrease of preferred stock. There were no additional fees or premium paid associated with the redemption.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Accumulated Other Comprehensive Income
Accumulated other comprehensive income decreased to $64 million at September 30, 2021, from $325 million at December 31, 2020, primarily as a result of decreases in the fair value of AFS securities due to changes in interest rates. Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Nine Months Ended September 30, 2021
Balance at December 31, 2020	$258	$69	$(2)	$325
OCI (loss) before reclassifications, net of tax	(225)	(1)	—	(226)
Amounts reclassified from AOCI, net of tax	—	(35)	—	(35)
Other comprehensive income (loss)	(225)	(36)	—	(261)
Balance at September 30, 2021	$33	$33	$(2)	$64
Income tax benefit included in other comprehensive income (loss)	$(73)	$(12)	$—	$(85)
Nine Months Ended September 30, 2020
Balance at December 31, 2019	$29	$28	$(14)	$43
OCI before reclassifications, net of tax	228	72	13	313
Amounts reclassified from AOCI, net of tax	—	(24)	—	(24)
Other comprehensive income	228	48	13	289
Balance at September 30, 2020	$257	$76	$(1)	$332
Income tax expense included in OCI	$75	$16	$4	$95

	Amounts reclassified from AOCI [1]		Amounts reclassified from AOCI [1]		Statement of income (SI)
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI components	2021	2020	2021	2020		Affected line item

Net unrealized gains on derivative instruments	$16	$16	$46	$32	SI	Interest and fees on loans
Income tax expense	4	4	11	8
Amounts reclassified from AOCI	$12	$12	$35	$24
1 Positive reclassification amounts indicate increases to earnings in the income statement.
10. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES
Commitments and Guarantees
Contractual amounts of various off-balance sheet obligations used to meet the financing needs of our customers are as follows:

(In millions)	September 30, 2021	December 31, 2020

Net unfunded commitments to extend credit [1]	$25,216	$24,217
Standby letters of credit:
Financial	649	531
Performance	234	167
Commercial letters of credit	39	34
Total unfunded lending commitments	$26,138	$24,949
1 Net of participations.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Our 2020 Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At September 30, 2021, we recorded $4 million as a liability for the guarantees associated with the standby letters of credit, which consisted of $2 million in credit reserves and $2 million of deferred commitment fees.
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
At September 30, 2021, we were subject to the following material litigation or governmental inquiries:
•a civil suit, JTS Communities, Inc. et. al v. CB&T, Jun Enkoji and Dawn Satow, brought against us in the Superior Court for Sacramento County, California in June 2017. In this case four investors in our former customer, International Manufacturing Group (“IMG”) seek to hold us liable for losses arising from their investments in that company, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. Currently, trial is scheduled for November 4, 2021.
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
•a civil class action lawsuit, Gregory, et. al. v. Zions Bancorporation, brought against us in the United States District Court for Utah in January 2019. This case was filed on behalf of investors in Rust Rare Coin, Inc., alleging that we aided and abetted a Ponzi scheme fraud perpetrated by Rust Rare Coin, a Zions Bank customer. The case follows civil actions and the establishment of a receivership for Rust Rare Coin by The Commodities Futures Trading Commission and the Utah Division of Securities in November 2018, as well as a separate suit brought by the SEC against Rust Rare Coin and its principal, Gaylen Rust. During the third quarter of 2020, the Court granted our motion to dismiss the plaintiffs' claims in part, dismissing claims relating to fraud and fiduciary duty, but allowing a claim for aiding and abetting conversion to proceed. The case is in the discovery phase. Trial has not been scheduled.

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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available at September 30, 2021, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $40 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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
11. REVENUE RECOGNITION
We derive our revenue primarily from interest income on loans and securities, which was approximately 79% of our total revenue in the third quarter of 2021. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. For a discussion of our revenue recognition from contracts, and the implementation of ASC 606, see Note 17 of our 2020 Form 10-K.
Disaggregation of Revenue
The schedule below presents noninterest income and net revenue by operating business segments for the three months ended September 30, 2021 and 2020. Certain prior period amounts have been reclassified to conform with the current period presentation. These reclassifications did not affect net income or shareholders’ equity.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Zions Bank		Amegy		CB&T
(In millions)	2021	2020	2021	2020	2021	2020

Commercial account fees	$12	$11	$10	$9	$7	$5
Card fees	15	12	8	6	4	3
Retail and business banking fees	6	5	4	4	3	3
Capital markets and foreign exchange fees	—	—	1	1	—	—
Wealth management fees	5	5	3	2	2	1
Other customer-related fees	2	2	1	2	1	1
Total noninterest income from contracts with customers (ASC 606)	40	35	27	24	17	13
Other noninterest income (non-ASC 606 customer-related)	4	5	10	8	6	8
Total customer-related fees	44	40	37	32	23	21
Other noninterest income (noncustomer-related)	(1)	—	—	—	2	1
Total noninterest income	43	40	37	32	25	22
Other real estate owned gain from sale	—	—	—	—	—	1
Net interest income	161	162	117	121	135	129
Total income less interest expense	$204	$202	$154	$153	$160	$152

	NBAZ		NSB		Vectra
(In millions)	2021	2020	2021	2020	2021	2020

Commercial account fees	$2	$2	$3	$2	$2	$2
Card fees	3	2	3	3	2	1
Retail and business banking fees	2	2	3	2	1	1
Capital markets and foreign exchange fees	—	—	—	—	—	—
Wealth management fees	1	1	1	1	—	—
Other customer-related fees	—	—	—	—	1	1
Total noninterest income from contracts with customers (ASC 606)	8	7	10	8	6	5
Other noninterest income (non-ASC 606 customer-related)	4	2	3	2	2	3
Total customer-related fees	12	9	13	10	8	8
Other noninterest income (noncustomer-related)	1	—	—	—	—	—
Total noninterest income	13	9	13	10	8	8
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	50	54	38	37	34	34
Total income less interest expense	$63	$63	$51	$47	$42	$42

	TCBW		Other		Consolidated Bank
(In millions)	2021	2020	2021	2020	2021	2020

Commercial account fees	$1	$—	$(3)	$1	$34	$32
Card fees	—	—	—	1	35	28
Retail and business banking fees	—	—	1	—	20	17
Capital markets and foreign exchange fees	—	—	1	2	2	3
Wealth management fees	—	—	—	(1)	12	9
Other customer-related fees	—	—	9	6	14	12
Total noninterest income from contracts with customers (ASC 606)	1	—	8	9	117	101
Other noninterest income (non-ASC 606 customer-related)	—	1	5	9	34	38
Total customer-related fees	1	1	13	18	151	139
Other noninterest income (noncustomer-related)	—	—	(14)	17	(12)	18
Total noninterest income	1	1	(1)	35	139	157
Other real estate owned gain from sale	—	—	—	—	—	1
Net interest income	12	13	8	5	555	555
Total income less interest expense	$13	$14	$7	$40	$694	$713

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the noninterest income and net revenue by operating segments for the nine months ended September 30, 2021 and 2020:

	Zions Bank		Amegy		CB&T
(In millions)	2021	2020	2021	2020	2021	2020

Commercial account fees	$34	$31	$28	$28	$19	$17
Card fees	42	36	21	18	12	10
Retail and business banking fees	17	15	11	11	9	8
Capital markets and foreign exchange fees	—	(1)	2	4	—	—
Wealth management fees	15	13	9	8	4	3
Other customer-related fees	5	6	4	5	3	4
Total noninterest income from contracts with customers (ASC 606)	113	100	75	74	47	42
Other noninterest income (non-ASC 606 customer-related)	16	17	27	25	23	23
Total customer-related fees	129	117	102	99	70	65
Other noninterest income (noncustomer-related)	(1)	(1)	2	—	4	1
Total noninterest income	128	116	104	99	74	66
Other real estate owned gain from sale	—	—	—	—	—	1
Net interest income	477	491	350	368	399	381
Total income less interest expense	$605	$607	$454	$467	$473	$448

	NBAZ		NSB		Vectra
(In millions)	2021	2020	2021	2020	2021	2020

Commercial account fees	$5	$5	$7	$6	$5	$5
Card fees	8	7	9	7	5	4
Retail and business banking fees	7	6	8	7	3	3
Capital markets and foreign exchange fees	—	—	—	—	—	—
Wealth management fees	2	2	3	3	1	1
Other customer-related fees	1	1	—	—	2	2
Total noninterest income from contracts with customers (ASC 606)	23	21	27	23	16	15
Other noninterest income (non-ASC 606 customer-related)	10	9	11	8	8	9
Total customer-related fees	33	30	38	31	24	24
Other noninterest income (noncustomer-related)	2	—	—	—	—	—
Total noninterest income	35	30	38	31	24	24
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	155	162	111	110	103	101
Total income less interest expense	$190	$192	$149	$141	$127	$125

	TCBW		Other		Consolidated Bank
(In millions)	2021	2020	2021	2020	2021	2020

Commercial account fees	$1	$1	$1	$—	$100	$93
Card fees	1	1	—	—	98	83
Retail and business banking fees	—	—	(1)	—	54	50
Capital markets and foreign exchange fees	—	—	4	6	6	9
Wealth management fees	—	—	—	(2)	34	28
Other customer-related fees	1	1	22	16	38	35
Total noninterest income from contracts with customers (ASC 606)	3	3	26	20	330	298
Other noninterest income (non-ASC 606 customer-related)	1	1	(3)	21	93	113
Total customer-related fees	4	4	23	41	423	411
Other noninterest income (noncustomer-related)	—	—	83	(3)	90	(3)
Total noninterest income	4	4	106	38	513	408
Other real estate owned gain from sale	—	—	—	—	—	1
Net interest income	40	39	20	13	1,655	1,665
Total income less interest expense	$44	$43	$126	$51	$2,168	$2,074

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in other assets on the consolidated balance sheet. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically not significant.
12. INCOME TAXES
The effective income tax rate was 22.8% for the third quarter of 2021, compared with 18.6% for the third quarter of 2020. The effective income tax rate for the first nine months of 2021 and 2020 was 22.2% and 18.5%, respectively. These rates were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance, and were increased by the non-deductibility of Federal Deposit Insurance Corporation (“FDIC”) premiums, certain executive compensation plans, and other fringe benefits. Compared with 2021, the 2020 tax rate was also lower as a result of the proportional increase in nontaxable items and tax credits relative to pretax book income.
The amount of our net deferred tax liability (“DTL”) was $26 million at September 30, 2021, compared with $3 million at December 31, 2020. The increase in the net DTL was primarily due to the negative provision for credit losses, and was partially offset by an increase in unrealized losses in AOCI related to investment securities.
We had no valuation allowance at September 30, 2021 and December 31, 2020. We regularly evaluate deferred tax assets to determine whether a valuation allowance is required. This evaluation considers all available evidence, both positive and negative, based on the more likely than not criteria that such assets will be realized. This evaluation also includes, but is not limited to (1) available carryback potential to prior tax years, (2) potential future reversals of existing deferred tax liabilities, which historically has a reversal pattern generally consistent with deferred tax assets, (3) potential tax planning strategies, and (4) future projected taxable income. Based on our evaluation, and considering the weight of the positive evidence compared with the negative evidence, we concluded a valuation allowance was not required at September 30, 2021.
13. NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except shares and per share amounts)	2021	2020	2021	2020
Basic:
Net income	$240	$175	$916	$255
Less common and preferred dividends	68	64	197	193
Less impact from redemption of preferred stock	—	—	3	—
Undistributed earnings	172	111	716	62
Less undistributed earnings applicable to nonvested shares	1	1	6	1
Undistributed earnings applicable to common shares	171	110	710	61
Distributed earnings applicable to common shares	61	56	172	168
Total earnings applicable to common shares	$232	$166	$882	$229
Weighted average common shares outstanding (in thousands)	160,221	163,608	162,159	163,764
Net earnings per common share	$1.45	$1.01	$5.44	$1.40
Diluted:
Total earnings applicable to common shares	$232	$166	$882	$229
Weighted average common shares outstanding (in thousands)	160,221	163,608	162,159	163,764
Dilutive effect of common stock warrants (in thousands)	—	—	—	2,027
Dilutive effect of stock options (in thousands)	259	171	301	238
Weighted average diluted common shares outstanding (in thousands)	160,480	163,779	162,460	166,029
Net earnings per common share	$1.45	$1.01	$5.43	$1.38

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020

Restricted stock and restricted stock units	1,358	1,316	1,382	1,347
Stock options	294	923	227	878

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
We allocate the cost of centrally provided services to the business segments based upon estimated or actual usage of those services. We also allocate capital based on the risk-weighted assets held at each business segment. We use an internal funds transfer pricing (“FTP”) allocation system and process to report results of operations for business segments, which is continually refined. In the third quarter of 2020, we began allocating the net interest income associated with our Treasury department to the business segments. Historically, this amount was presented in the “Other” segment. Prior period amounts have been revised to reflect the impact of this change had it been instituted in the periods presented. Total average loans and deposits presented for the business segments include insignificant intercompany amounts between business segments and may also include deposits with the “Other” segment.
At September 30, 2021, Zions Bank operated 96 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. Amegy operated 75 branches in Texas. CB&T operated 83 branches in California. NBAZ operated 56 branches in Arizona. NSB operated 45 branches in Nevada. Vectra operated 34 branches in Colorado and one branch in New Mexico. TCBW operated two branches in Washington and one branch in Oregon.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information for the three months ended September 30, 2021 and 2020:

	Zions Bank		Amegy		CB&T
(In millions)	2021	2020	2021	2020	2021	2020
SELECTED INCOME STATEMENT DATA
Net interest income	$161	$162	$117	$121	$135	$129
Provision for credit losses	(10)	(10)	(10)	6	(12)	36
Net interest income after provision for credit losses	171	172	127	115	147	93
Noninterest income	43	40	37	32	25	22
Noninterest expense	115	111	83	82	77	74
Income (loss) before income taxes	$99	$101	$81	$65	$95	$41
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$12,985	$14,237	$11,865	$13,476	$12,672	$12,954
Total average deposits	24,399	19,283	15,925	13,628	15,900	14,462

	NBAZ		NSB		Vectra
(In millions)	2021	2020	2021	2020	2021	2020
SELECTED INCOME STATEMENT DATA
Net interest income	$50	$54	$38	$37	$34	$34
Provision for credit losses	(5)	6	(5)	(2)	(4)	18
Net interest income after provision for credit losses	55	48	43	39	38	16
Noninterest income	13	9	13	10	8	8
Noninterest expense	38	37	34	35	28	27
Income (loss) before income taxes	$30	$20	$22	$14	$18	$(3)
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,689	$5,305	$2,892	$3,310	$3,339	$3,542
Total average deposits	7,259	5,996	6,870	5,704	4,362	3,838

	TCBW		Other		Consolidated Bank
(In millions)	2021	2020	2021	2020	2021	2020
SELECTED INCOME STATEMENT DATA
Net interest income	$12	$13	$8	$5	$555	$555
Provision for credit losses	1	1	(1)	—	(46)	55
Net interest income after provision for credit losses	11	12	9	5	601	500
Noninterest income	1	1	(1)	35	139	157
Noninterest expense	5	5	49	71	429	442
Income (loss) before income taxes	$7	$8	$(41)	$(31)	$311	$215
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,542	$1,550	$867	$619	$50,851	$54,993
Total average deposits	1,552	1,316	1,144	2,276	77,411	66,503

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information for the nine months ended September 30, 2021 and 2020:

	Zions Bank		Amegy		CB&T
(In millions)	2021	2020	2021	2020	2021	2020
SELECTED INCOME STATEMENT DATA
Net interest income	$477	$491	$350	$368	$399	$381
Provision for credit losses	(29)	84	(108)	133	(81)	120
Net interest income after provision for credit losses	506	407	458	235	480	261
Noninterest income	128	116	104	99	74	66
Noninterest expense	346	332	251	243	233	225
Income (loss) before income taxes	$288	$191	$311	$91	$321	$102
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$13,318	$13,821	$12,337	$13,149	$12,924	$12,170
Total average deposits	23,001	17,735	15,179	12,775	15,564	13,375

	NBAZ		NSB		Vectra
(In millions)	2021	2020	2021	2020	2021	2020
SELECTED INCOME STATEMENT DATA
Net interest income	$155	$162	$111	$110	$103	$101
Provision for credit losses	(29)	41	(35)	49	(15)	41
Net interest income after provision for credit losses	184	121	146	61	118	60
Noninterest income	35	30	38	31	24	24
Noninterest expense	112	109	106	105	85	80
Income (loss) before income taxes	$107	$42	$78	$(13)	$57	$4
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,914	$5,097	$3,085	$3,066	$3,422	$3,379
Total average deposits	6,949	5,608	6,500	5,313	4,344	3,497

	TCBW		Other		Consolidated Bank
(In millions)	2021	2020	2021	2020	2021	2020
SELECTED INCOME STATEMENT DATA
Net interest income	$40	$39	$20	$13	$1,655	$1,665
Provision for credit losses	(3)	10	(1)	3	(301)	481
Net interest income after provision for credit losses	43	29	21	10	1,956	1,184
Noninterest income	4	4	106	38	513	408
Noninterest expense	16	16	143	169	1,292	1,279
Income (loss) before income taxes	$31	$17	$(16)	$(121)	$1,177	$313
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,573	$1,431	$845	$581	$52,418	$52,694
Total average deposits	1,484	1,216	1,500	2,634	74,521	62,153

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate and market risks are among the most significant risks regularly undertaken by us, and they are closely monitored as previously discussed. A discussion regarding our management of interest rate and market risk is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2021. There were no changes in our internal control over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 1.A RISK FACTORS
We believe there have been no material changes in the risk factors included in our 2020 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes our share repurchases for the third quarter of 2021:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs

July	194,049	$51.77	193,128
August	1,825,980	54.39	1,825,980
September	3,752,266	57.51	3,750,878
Third quarter	5,772,295	56.33	5,769,986
1 Represents common shares acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options under provisions of an employee share-based compensation plan.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
a.Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in Inline XBRL (i) the Consolidated Balance Sheets as of September 30,2021 and December 31, 2020, (ii) the Consolidated Statements of Income for the three months ended September 30, 2021 and September 30, 2020 and the nine months ended September 30, 2021 and September 30, 2020, (iii) the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2021 and September 30, 2020 and the nine months ended September 30, 2021 and September 30, 2020, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2021 and September 30, 2020 and the nine months ended September 30, 2021 and September 30, 2020, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020 and (vi) the Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.
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
Date: November 4, 2021