Form 10-K
period 2021-12-31
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2022-02-25
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate Market Value of Common Stock Held by Non-affiliates at June 30, 2021                $8,437,915,233
Number of Common Shares Outstanding at February 7, 2022                             151,574,325 shares
Documents Incorporated by Reference:
Part III: Items 10-14 — Proxy Statement for the 2022 Annual Meeting of Shareholders to be held April 29, 2022.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	Fintech	Financial Technology Company
AFS	Available-for-Sale	FRB	Federal Reserve Board
ALCO	Asset/Liability Committee	FTP	Funds Transfer Pricing
ALLL	Allowance for Loan and Lease Losses	GAAP	Generally Accepted Accounting Principles
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	HECL	Home Equity Credit Line
AMERIBOR	American Interbank Offered Rate	HTM	Held-to-Maturity
AOCI	Accumulated Other Comprehensive Income	IMG	International Manufacturing Group
ASC	Accounting Standards Codification	IPO	Initial Public Offering
ASU	Accounting Standards Update	IRS	Internal Revenue Service
ATM	Automated Teller Machine	ISDA	International Swaps and Derivative Association
BOLI	Bank-Owned Life Insurance	KBW	Keefe, Bruyette & Woods, Inc.
bps	Basis Points	KRX	KBW REgional Bank Index
BSBY	Bloomberg Short-Term Bank Yield	LIBOR	London Interbank Offered Rate
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	MD&A	Management’s Discussion and Analysis
CCAR	Comprehensive Capital Analysis and Review	Municipalities	State and Local Governments
CCPA	California Consumer Privacy Act of 2018	NASDAQ	National Association of Securities Dealers Automated Quotations
CECL	Current Expected Credit Loss	NAV	Net Asset Value
CET1	Common Equity Tier 1 (Basel III)	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
CFPB	Consumer Financial Protection Bureau	NIM	Net Interest Margin
CLTV	Combined Loan-to-Value Ratio	NM	Not Meaningful
CMC	Capital Management Committee	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
CMT	Constant Maturity Treasury	OCC	Office of the Comptroller of the Currency
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OCI	Other Comprehensive Income
CPRA	California Privacy Rights Act	OREO	Other Real Estate Owned
CRA	Community Reinvestment Act	PCAOB	Public Company Accounting Oversight Board
CRE	Commercial Real Estate	PEI	Private Equity Investment
CSA	Credit Support Annex	PPNR	Pre-provision Net Revenue
CSV	Cash Surrender Value	PPP	Paycheck Protection Program
CVA	Credit Valuation Adjustment	ROC	Risk Oversight Committee
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	ROU	Right-of-Use
DTA	Deferred Tax Asset	RULC	Reserve for Unfunded Lending Commitments
DTL	Deferred Tax Liability	S&P	Standard and Poor's
EaR	Earnings at Risk	SBA	U.S. Small Business Administration
EPS	Earnings per Share	SBIC	Small Business Investment Company
ERM	Enterprise Risk Management	SEC	Securities and Exchange Commission
ERMC	Enterprise Risk Management Committee	SOFR	Secured Overnight Financing Rate
ESG	Environmental, Social, and Governance	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
EVE	Economic Value of Equity at Risk	TDR	Troubled Debt Restructuring
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	Tier 1	Common Equity Tier 1 (Basel III) and Additional Tier 1 Capital
FASB	Financial Accounting Standards Board	U.S.	United States
FDIC	Federal Deposit Insurance Corporation	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
FDICIA	Federal Deposit Insurance Corporation Improvement Act	VIE	Variable Interest Entity
FHLB	Federal Home Loan Bank	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association
FINRA	Financial Industry Regulatory Authority

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
PART I
FORWARD-LOOKING INFORMATION
This annual report includes “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and assumptions regarding future events or determinations, all of which are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements, industry trends, and results or regulatory outcomes to differ materially from those expressed or implied. Forward-looking statements include, among others:
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
These forward-looking statements are not guarantees, nor should they be relied upon as representing management’s views as of any subsequent date. Actual results and outcomes may differ materially from those presented. Although this list is not comprehensive, important factors that may cause material differences include changes in general industry and economic conditions, including inflation; changes and uncertainties in legislation and fiscal, monetary, regulatory, trade and tax policies; changes in interest and reference rates; the quality and composition of our loan and securities portfolios; our ability to recruit and retain talent, including increased competition for qualified candidates as a result of expanded remote-work opportunities and increased compensation expenses; competitive pressures and other factors that may affect aspects of our business, such as pricing, demand for our products and services; our ability to execute our strategic plans, manage our risks, and achieve our business objectives; our ability to develop and maintain information security systems and controls designed to guard against fraud, cyber, and privacy risks; the effects of the COVID-19 pandemic (including variants) and associated actions such as shutdowns, vaccine mandates, testing requirements, and protests that may affect our business, employees, and communities; other national or international crises or conflicts that may occur in the future; and governmental and social responses to environmental issues and climate change.
We caution against the undue reliance on forward-looking statements, which reflect our views only as of the date they are made. Except to the extent required by law, we specifically disclaim any obligation to update any factors or to publicly announce the revisions to any of the forward-looking statements included herein to reflect future events or developments.
ITEM 1. BUSINESS
DESCRIPTION OF BUSINESS
Zions Bancorporation, National Association (“Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”) is a bank headquartered in Salt Lake City, Utah with annual net revenue (net interest income and noninterest income) of $2.9 billion in 2021, and total assets of $93 billion at December 31, 2021. We provide a wide range of banking products and related services, primarily in the states of Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. We have more than one million customers, served by our 418 branches at year-end 2021. We had 9,685 full-time equivalent employees at December 31, 2021. At year end, we had a strong capital position, with a Common Equity Tier 1 (“CET1”) capital to total risk-weighted assets ratio of 10.2%, which is considered well capitalized under regulatory definitions.
We conduct our operations primarily through seven separately managed bank divisions, which we refer to as “affiliates,” or “affiliate banks,” each with its own local branding and management team. These affiliate banks comprise our primary business segments as referred to throughout this document. We emphasize local authority, responsibility, and pricing; and customization of certain products (as applicable) designed to maximize customer

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
satisfaction and strengthen community relations. For further information about our segments, see “Business Segment Results” on page 40 in Management's Discussion and Analysis (“MD&A”) and Note 22 of the Notes to Consolidated Financial Statements.
We focus on serving our customers and communities. Our experienced bankers develop long-lasting relationships with our customers by providing competitive products and award-winning service. Building and sustaining these relationships is essential to understanding and meeting our customers’ needs.
PRODUCTS AND SERVICES
Some of the products and services we provide include:
•Commercial business banking. We serve a wide range of commercial customers, small- and medium-sized businesses, and large corporations, supported by our high-quality treasury, cash management, and digital banking products and services. Specialties within our commercial business banking include:
◦Municipal and public finance services
◦Merchant and payment processing services
◦Corporate cards
◦Capital markets, syndication, and foreign exchange services
◦Term real estate lending
◦Construction and land development lending
•Retail banking. We have a strong retail banking business in several of our markets, with competitive products and top-quality online and mobile offerings, focused on serving consumers and small businesses. Our retail banking products and services include:
◦Residential mortgages
◦Home equity lines of credit
◦Personal lines of credit and installment consumer loans
◦Depository account services
◦Consumer cards
◦Personal trust services
•Wealth management and private client banking. We offer various wealth management solutions to customers, which is one of the fastest growing segments of our company. Our planning-driven offerings combined with high-touch service and sophisticated asset management capabilities have resulted in substantial growth in assets under management. We also offer advanced business succession and estate planning services to our most complex business customers, helping prepare them for important transitions.
COMPETITION
We operate in a highly competitive environment. Our most direct competition for loans, deposits, and other banking services such as mortgage banking, merchant services, and payment processing comes from other commercial banks, credit unions, and financial technology companies. Some of these financial institutions do not have a physical presence in our market footprint, but solicit business via the internet and other means. We also compete with finance companies, mutual fund companies, insurance companies, brokerage firms, securities dealers, investment banking companies, financial technology companies (“fintech”), other nontraditional lending and banking companies, and a variety of other types of companies. Some of our competitors may have fewer regulatory constraints, and some have lower cost structures or tax burdens.
Our key differentiators include the quality of service delivered, our local community knowledge, convenience of office locations, online banking functionality and other delivery methods, a wide range of products and services

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
offered, and the overall relationship with our clients. We strive to compete effectively in all of these areas to remain successful.
SUPERVISION AND REGULATION
This section describes the material elements of selected laws and regulations applicable to us. The descriptions are not intended to be complete and are qualified in their entirety by reference to the full text of the statutes and regulations described. The banking and financial services business in which we engage is highly regulated. Such regulation is intended to improve the stability of banking and financial companies and to protect the interests of customers and taxpayers. These regulations are not generally intended to protect the interests of our shareholders or creditors. Banking laws and regulations have given financial regulators expanded powers over many aspects of the financial services industry, which have reduced, and may continue to reduce, returns earned by shareholders. Furthermore, changes in applicable laws or regulations, and in their application by regulatory agencies cannot be predicted and may have a material effect on our business and results.
General
We are subject to the provisions of the National Bank Act and other statutes governing national banks, as well as the rules and regulations of the Office of the Comptroller of the Currency (“OCC”), the Consumer Financial Protection Bureau (“CFPB”), and the Federal Deposit Insurance Corporation (“FDIC”). We are also subject to examination and supervision by the OCC and examination by the CFPB in respect of federal consumer financial regulations. We, as well as some of our subsidiaries, are also subject to regulation by other federal and state agencies. These regulatory agencies may exert considerable influence over our activities through their supervisory and examination roles. Our brokerage and investment advisory subsidiaries are regulated by the Securities and Exchange Commission (“SEC”), Financial Industry Regulatory Authority (“FINRA”), and state securities regulators.
The National Bank Act
Our corporate affairs are governed by the National Bank Act, and related regulations are administered by the OCC. With respect to securities matters, we are not subject to the Securities Act, but are subject to OCC regulations governing securities offerings. Our common stock and certain other securities are registered under the Exchange Act, which vests the OCC with the power to administer and enforce certain sections of the Exchange Act applicable to national banks, though we continue to make filings required by the Exchange Act with the SEC as a voluntary filer. These statutory and regulatory frameworks are not as well-developed as the corporate and securities law frameworks applicable to many other publicly held corporations.
The National Bank Act provides that under certain circumstances the common stock of a national bank is assessable, i.e., holders may be subject to a levy for more funds if so determined by the OCC. The OCC has confirmed that under the applicable provisions of the National Bank Act, assessability is limited to the par value of a national bank’s stock. Our common stock has a par value of $0.001. In addition, according to the OCC, it has not exercised its authority to levy assessments since 1933 and views the assessability authority as a mechanism for addressing capital deficiency that has long been overtaken by developments in statute and regulation, including robust capital standards, prompt corrective action requirements, and supervisory and enforcement authorities requiring an institution to maintain capital at a particular level.
Capital Standards – Basel Framework
At December 31, 2021, we met all capital adequacy requirements under the Basel III capital rules, which include certain risk-based capital and leverage ratio requirements prescribed by the OCC. The Basel III capital rules define the components of capital and risk weights, where applicable, and other factors affecting the numerator and denominator in banking institutions’ regulatory capital ratios.
Under the Basel III capital rules, the minimum capital ratio requirements are as follows:
•4.5% CET1 to risk-weighted assets;
•6.0% Tier 1 capital (i.e., CET1 plus Additional Tier 1) to risk-weighted assets;

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
•8.0% Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets; and
•4.0% Tier 1 capital to average consolidated assets (known as the “Tier 1 leverage ratio”).
The Basel III capital rules also require us to maintain a 2.5% “capital conservation buffer” designed to absorb losses during periods of economic stress, composed entirely of CET1, and in excess of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of at least 7.0%, (2) Tier 1 capital to risk-weighted assets of at least 8.5%, and (3) Total capital to risk-weighted assets of at least 10.5%. Financial institutions with a ratio of CET1 to risk-weighted assets above the minimum, but below the capital conservation buffer, face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The severity of the constraint depends on the amount of the shortfall and the institution’s “eligible retained income,” which is defined as four quarters of trailing net income, net of distributions and associated tax effects not already reflected in net income.
Capital Planning and Stress Testing
We utilize stress testing as an important mechanism to inform our decisions on the appropriate level of capital, based upon actual and hypothetically stressed economic conditions. Our 2021 internal stress test included hypothetical scenarios that reflected the ongoing economic impact of the COVID-19 pandemic. The results of the stress test indicated that we would maintain regulatory capital ratios at levels adequate for our risk profile throughout the nine-quarter horizon for the hypothetical stress test. Regulations promulgated under the Dodd-Frank Act require many banks to adhere to an annual Comprehensive Capital Analysis and Review (“CCAR”) process and stress testing administered by the Federal Reserve Board (“FRB”). We are not regulated by the FRB and therefore are not subject to this process. However, we use the FRB's CCAR process, including published economic scenarios, to inform our stress testing activities.
Liquidity
Our liquidity profile remained very strong during 2021. We manage liquidity in accordance with the Basel III liquidity requirements, and we utilize internal liquidity stress tests as our primary tool for establishing and managing liquidity guidelines including, but not limited to, holdings of investment securities and other liquid assets, maintaining levels of readily available contingency funding, concentrations of funding sources, and the maturity profile of liabilities.
Financial Privacy and Cyber Security
The federal banking regulators have enacted rules that limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to unaffiliated third parties, including provisions of the Gramm-Leach-Bliley Act, which require financial institutions to disclose privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to an unaffiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, consumers may also prevent disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as that shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.
State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have enacted regulations requiring certain financial institutions to implement cybersecurity programs and have provided detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. In June 2018, the California legislature passed the California Consumer Privacy Act of 2018 (the “CCPA”), which took effect on January 1, 2020 and which was further amended in November 2020 by the California Privacy Rights Act (the “CPRA”). The CCPA, as amended, covers businesses that obtain or access

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
personal information on California residents, grants them enhanced privacy rights and control over their personal information, and imposes significant requirements on covered companies with respect to individual data privacy rights. Some of the rights afforded to California residents also extend to California employees, though the CPRA amendments now exempt certain employee information and employer usage from some of the CPRA provisions until at least January 1, 2023. Other states have implemented, or are considering, similar privacy laws. We expect this trend of state-level activity to continue and are continually monitoring developments in the states in which we operate.
Data and cybersecurity laws and regulations are evolving rapidly, remain a focus of state and federal regulators, are likely to be the subject of future rule making, and will continue to have a significant impact on our risk management practices.
Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires each federal banking agency to take prompt corrective action to resolve identified problems of insured depository institutions, including, but not limited to, those that fall below one or more prescribed minimum capital ratios. Pursuant to FDICIA, the FDIC promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on the level of its capital ratios: well-capitalized, adequately capitalized, under-capitalized, significantly under-capitalized, and critically under-capitalized. Under the prompt corrective action provisions of FDICIA as modified by the Basel III capital rules, an insured depository institution will generally be classified as well-capitalized if it has a CET1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, and a Tier 1 leverage ratio of at least 5%. An insured depository institution will generally be classified as under-capitalized if it has a CET1 ratio less than 4.5%, a Tier 1 risk-based capital ratio less than 6%, a total risk-based capital ratio less than 8%, and a Tier 1 leverage ratio less than 4%.
At December 31, 2021, our capital ratios exceeded those required for an institution to be considered well capitalized under these regulations.
An institution that is classified as well-capitalized, adequately capitalized, or under-capitalized, may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, interest rates paid on deposits, the acceptance of brokered deposits, and restrictions or prohibitions on the payment of dividends. Furthermore, if a bank is classified in one of the under-capitalized categories, it is required to submit a capital restoration plan to the federal bank regulator add back some language taken out.
Other Regulations
We are subject to a wide range of other requirements and restrictions contained in both federal and state laws. These regulations include, but are not limited to, the following:
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
•Requirements for approval of acquisitions and restrictions on other activities. The National Bank Act requires regulatory and shareholder approval of all mergers between a national bank and another national or state bank and do not allow for the direct merger into a national bank of a unaffiliated nonbank. See discussion under “Risk Factors.” Other laws and regulations governing national banks contain similar provisions concerning acquisitions and activities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
•Limits on interchange fees imposed under the Dodd-Frank Act, including a set of rules requiring that interchange transaction fees for electronic debit transactions be reasonable and proportional to certain costs associated with processing the transactions.
•Limitations on the dollar amount of loans made to a borrower and its affiliates.
•Limitations on transactions with affiliates.
•Restrictions on the nature and amount of any investments and ability to underwrite certain securities.
•Requirements for opening of branches.
•A number of federal and state consumer protection laws, including fair lending and truth in lending requirements, to provide equal access to credit and to protect consumers in credit transactions. In addition, as a bank with $10 billion or more in assets, we are subject to examination and primary enforcement authority with respect to consumer financial laws by the CFPB, which has broad rule making, supervisory and enforcement powers under various federal consumer financial protection laws.
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
•Requirements regarding the time, manner, and form of compensation given to key executives and other personnel receiving incentive compensation. These restrictions include documentation and governance, deferral, risk-balancing, and clawback requirements. Any deficiencies in compensation practices may be incorporated into supervisory ratings, which can affect our ability to make acquisitions or engage in certain other activities, or could result in regulatory enforcement actions.
•Anti-money laundering regulations. The Bank Secrecy Act, Title III of the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”), and other federal laws require financial institutions to assist United States (“U.S.”) government agencies in detecting and preventing money laundering and other illegal acts by maintaining policies, procedures and controls designed to detect and report money laundering, terrorist financing, and other suspicious activity.
We are subject to the Sarbanes-Oxley Act of 2002, certain provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, corporate governance, auditing and accounting, and enhanced and timely disclosure of corporate information. The National Association of Securities Dealers Automated Quotations (“NASDAQ”) market has also enacted corporate governance rules, including director diversity standards, which are intended to allow shareholders and investors to more easily and efficiently monitor the performance of companies and the independence, diversity, and effectiveness of their directors.
Environmental, social, and governance (“ESG”) standards and concerns continue to evolve and have become more prominent in recent years. We are closely monitoring developments in standards published by ESG interest groups and organizations, as well as proposed regulatory initiatives and expectations relating to ESG issues. Although we believe the way we do business has been and is consistent with many of these standards and expectations, our ongoing monitoring enables us to enhance our business practices by incorporating ESG recommendations that we believe will benefit our investors, customers, employees, and communities. We publish a Corporate Responsibility Report that provides a summary of how we address ESG issues. The report is available on our website.
Our Board of Directors (“Board”) has overseen management’s establishment of a comprehensive system of corporate governance and risk management practices. This system includes frameworks, policies, and guidelines such as Corporate Governance Guidelines; a Code of Business Conduct and Ethics for Employees; a Directors Code of Conduct; a Risk Management Framework; a Related Party Transaction Policy; Stock Ownership and Retention Guidelines; a Compensation Clawback Policy; an Insider Trading Policy, including provisions prohibiting hedging and placing restrictions on the pledging of bank stock by insiders; and charters for the Executive, Audit, Risk Oversight, Compensation, and Nominating and Corporate Governance Committees. More information on our

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
corporate governance practices is available on our website at zionsbancorporation.com. Our website is not part of this Form 10-K.
HUMAN CAPITAL MANAGEMENT
We are proud of our employees who bring their unique, diverse talents to work each day. We are committed to identifying, recognizing, and creating fulfilling opportunities for our employees, and rewarding them for their contributions to our success.
The COVID-19 pandemic continued to have a significant impact on how we work and the work we perform. Since the beginning of the pandemic in 2020, we successfully transitioned approximately 70% of our employees to working remotely. We implemented additional programs to promote mental health and wellness, as well as policies and procedures to keep our employees safe, including work-from-home arrangements, elevated cleaning standards of our facilities, required masking, and we strongly encourage our employees to be fully vaccinated. We continue to monitor and adjust our policies and procedures to keep our people safe.
As the pandemic subsides and vaccination rates increase, we look forward to returning to our offices in-person more regularly. We believe that in-person exchange of ideas and viewpoints, in both formal and informal settings, improves productivity and supports a strong corporate culture.
The number of full-time equivalent employees at December 31, 2021 totaled 9,685, and remained relatively flat from the prior year period. The following schedule presents certain demographic attributes of our employees at December 31, 2021.
Schedule 1

	Women	People of Color	Disabled	Veterans
Employee Roles
Management	51%	27%	11%	3%
Non-management	60%	38%	12%	2%
Overall	58%	35%	12%	3%
The following objectives and initiatives are integral to our human capital management efforts:
Cultivating a diverse, equitable, and inclusive environment for our employees, our customers, and the communities in which we operate
We believe in an environment where people are respected and valued, regardless of their differences. We also believe that our performance is stronger when we are able to draw upon the talents and experience of a diverse team of employees.
We use analytics, recruiting outreach efforts, and manager training to reach a diverse, qualified group of potential applicants to secure and retain a high-performing workforce drawn from all segments of society. To identify qualified candidates, our recruiting team partners with community organizations, schools, and governmental entities that support marginalized and underserved communities in our footprint. Our 2021 Corporate Responsibility Report highlights several achievements in this area. For example, in our 2021 Banker Development Program that attracts and advances undergraduates and early-career professionals, 53% of participants were women and 38% were people of color. Of the participants in our 2021 college internship program, 30% were women and 28% were people of color.
We have instituted enterprise-wide and affiliate diversity, equity, and inclusion councils; employee business forums; regional inclusion champions; mental health initiatives; and a broad range of employee and community events. Throughout the organization, employee business resource groups foster a sense of community and enable greater connectivity and support among employees through forum meetings and discussions, which are open to all

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
employees and offer networking and initiatives that support our commitment to diversity, both internally and externally.
Attracting, developing, and retaining talent for long-term success
We are committed to attracting, developing, and retaining the most qualified individuals who reflect the diversity of the markets in which we operate, to helping our employees grow in their careers, and to actively building a pipeline of talent for future leadership opportunities. As we attract and hire talent, we proactively consider the demand for competencies that will be needed within the workforce of the future.
We offer more than 2,000 virtual, in-person, and pre-recorded or self-paced learning options for employees to create tailored learning plans for personal and professional development. In 2021, we hosted more than 900 training experiences to support employees, build new skills, or to assist in career advancement. We offer new manager programs, tuition reimbursement, education sponsorship opportunities, job shadowing, coaching, and formal mentoring programs. Of the participants in our 2021 mentor program, 53% were women and 25% were people of color. Our talent development program and individual development plans focus on education, experience, and exposure to help create well-rounded and successful employees.
We are also mindful of the increasing competition for talent in the current labor market. Our overall 2021 turnover rates and time-to-fill for vacancies were comparable to the annual rates we experienced prior to the pandemic. We continue to analyze relevant metrics related to employee recruiting and turnover, which has and will continue to impact wages and flexible work arrangements.
Recognizing, engaging, and rewarding our employees
We support a culture of integrity, engagement, and achievement through comprehensive rewards and recognition. Our programs are designed to enhance the employee experience, drive retention, promote recognition, and reward high performance. We provide meaningful upside opportunities for those who take accountability for business objectives that help us deliver superior results while reducing risk.
We routinely assess pay equity among employees across our organization by analyzing potential disparities in pay based on gender, minority status, and other factors. These actions help us compensate employees fairly. During 2021, we enlisted the services of an independent third party that found after adjusting for relevant variables such as education, experience, performance, and geography, women are paid, on average, approximately 99% of what men are paid, and people of color are paid approximately 98% of what white employees are paid.
Our employees provide regular feedback through enterprise outreach and engagement forums, which include quarterly leadership calls, biannual employee opinion surveys, and targeted focus groups. These forums for employee input continue to help strengthen working relationships with managers, improve clarity of organizational purpose and goals, and reinforce our Guiding Principles and Code of Business Conduct and Ethics.
We value work-life balance and strive to create a work environment that supports our employees with mental, physical, social, and financial wellness. Some of our key benefits include the following:
•Corporate match for our 401(k) plan of 4.5% of an employee’s salary and incentive compensation;
•Annual profit-sharing contributions;
•Health care plan options including behavioral health, wellness, and autism spectrum disorder services;
•Preventive prescription drug coverage not subject to deductibles;
•Paid parental program allowing time off for mothers, fathers, and domestic partners;
•Adoption assistance program; and
•Paid time off for various community service activities and other volunteer opportunities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
ITEM 1A. RISK FACTORS
We generate revenue and grow our businesses by taking prudent and appropriately priced risks. These risks are outlined in our Risk Management Framework. Our Board has established an Audit Committee, a Compensation Committee, a Risk Oversight Committee (“ROC”), and appointed an Enterprise Risk Management Committee (“ERMC”) to oversee and implement the Risk Management Framework. The ERMC is comprised of senior management and is chaired by the Chief Risk Officer. Our largest risk exposure has traditionally come from the acceptance of credit risk inherent in extensions of credit to customers. In addition to credit risk, these committees also monitor the following risk areas: market and interest rate risk; liquidity risk; strategic and business risk; operational risk; technology risk; cyber risk; capital/financial reporting risk; legal/compliance risk (including regulatory risk); and reputational risk, as outlined in our risk taxonomy. We have developed policies, procedures, and controls designed to address these risks, but there can be no certainty that our actions will be effective to prevent or limit the effects of these risks on our business or performance. Although not comprehensive, risk factors that are material to us are described below.
Credit Risk
Credit quality has adversely affected us in the past and may adversely affect us in the future.
Credit risk is one of our most significant risks. A decline in the strength of the U.S. economy in general or the local economies in which we conduct operations could result in, among other things, deterioration in credit quality and/or reduced demand for credit, including a resultant adverse effect on the income from our loan and investment portfolios, an increase in charge-offs, and an increase in the allowance for credit losses (“ACL”).
We have concentrations of risk in our loan portfolio, including loans secured by real estate, oil and gas-related lending, and leveraged and enterprise value lending, which may have unique risk characteristics that may adversely affect our results.
Concentration or counterparty risk could adversely affect us. Concentration risk across our loan and investment securities portfolios could pose significant additional credit risk to us due to similar exposures between the two asset types. Counterparty risk arising from derivative or securities financing transactions could also pose additional credit risk.
We engage in commercial real estate (“CRE”) term and construction and land acquisition and development lending, primarily in our Western states footprint. We also have a concentration in oil and gas-related lending, primarily in Texas, as well as concentrations in leveraged and enterprise value lending across our entire footprint. These concentrations are subject to specific risks, including governmental and social responses to environmental issues and climate change, volatility, and potential significant and prolonged declines in collateral values and activity levels. We may have other unidentified concentrated or correlated risks in our loan portfolio.
Our business is highly correlated to local economic conditions in a specific geographic region of the U.S.
We provide a wide range of banking products and related services through our local management teams and unique brands in Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. At December 31, 2021, loan balances associated with our banking operations in Utah/Idaho, Texas, and California comprised 77% of the commercial lending portfolio, 73% of the CRE lending portfolio, and 71% of the consumer lending portfolio. As a result of this geographic concentration, our financial performance depends largely upon economic conditions in these market areas. Accordingly, deterioration in economic conditions, such as that caused by climate change or natural disasters, may specifically affect these states, and could result in higher credit losses and significantly affect our consolidated operations and financial results.
For information about how we manage credit risk, see “Credit Risk Management” on page 48 in MD&A.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Market and Interest Rate Risk
We could be negatively affected by adverse economic conditions.
Adverse economic conditions negatively affect our business, including our loan and investment portfolios, capital levels, results of operations, and financial condition. Prolonged periods of slow growth, significant inflationary pressures, volatility and disruption in financial markets, continued uncertainties and disruptions arising from the COVID-19 pandemic (including the emergence of new variants), and other adverse economic conditions could lead to lower demand for loans, higher credit losses, and lower fee income, among other effects.
Failure to effectively manage our interest rate risk could adversely affect our results.
Net interest income is the largest component of our revenue. Interest rate risk is managed by the Asset Liability Management Committee. Factors beyond our control can significantly influence the interest rate environment and increase our risk. These factors include changes in the prevailing interest rate environment, competitive pricing pressures for our loans and deposits, adverse shifts in the mix of deposits and other funding sources, and volatile market interest rates resulting from general economic conditions and the policies of governmental and regulatory agencies, in particular the FRB. As interest rates on earning assets decline, our cost of funds may not decline commensurately. Conversely, rising rates may result in our cost of funds increasing more than expected. Some components of our balance sheet are very sensitive to rising and falling rates.
Interest rates on our financial instruments are subject to change based on developments related to LIBOR, which could adversely impact our revenue, expenses, and value of those financial instruments.
The London Interbank Offered Rate (“LIBOR”) is being phased out globally, and U.S. banking regulators instructed banks to cease entering into new lending arrangements using LIBOR no later than December 31, 2021, and migrate to alternative reference rates no later than June 2023.
The adoption of alternative reference rates continues to evolve in the marketplace. The market transition away from LIBOR is complex and could have a range of adverse effects on our business, financial condition, and results of operations. In particular, any such transition could:
•adversely affect the interest rates paid or received on, and the value of, our floating-rate obligations, loans, deposits, derivatives, and other financial instruments indexed to LIBOR, or other securities or financial arrangements given LIBOR’s dominant role in determining market interest rates globally;
•require consent from counterparties regarding the amendment of certain outstanding contracts indexed to LIBOR;
•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in financial instruments; and
•require the transition to, or development of, appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmarks.
The manner and impact of this transition, as well as the effect of these developments on our funding costs, loan and investment portfolios, asset-liability management, and business, is uncertain.
For information about how we manage the transition from LIBOR, interest rate risk, and market risk, see “Interest Rate and Market Risk Management” on page 57 in MD&A.
Liquidity Risk
We and the holders of our securities could be adversely affected by unfavorable rating actions from rating agencies.
Our ability to access the capital markets is important to our overall funding profile. This access is affected by the ratings assigned to us by rating agencies. The rates we pay on our securities are also influenced by, among other things, the credit ratings that we and our securities receive from recognized rating agencies. Ratings downgrades to

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
us or our securities could increase our costs or otherwise have a negative effect on our liquidity position, financial condition or the market prices of our securities.
Changes in sources of liquidity and capital and liquidity requirements may limit our operations and potential growth.
Our primary source of liquidity is deposits from our customers, which may be impacted by market-related forces and a variety of other events. Liquidity requirements and sources are also subject to comprehensive supervision by the OCC and the FDIC.
For information about how we manage liquidity risk, see “Liquidity Risk Management” on page 62 in MD&A.
Strategic and Business Risk
Problems encountered by other financial institutions could adversely affect financial markets generally and have indirect adverse effects on us.
The soundness and stability of many financial institutions may be closely interrelated as a result of credit, trading, clearing, or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms, and exchanges, with which we interact on a daily basis, and therefore, could adversely affect us.
We may not be able to hire or retain qualified personnel or effectively promote our corporate culture, and recruiting and compensation costs may increase as a result of changes in the workplace, marketplace, economy, and regulatory environment.
Our ability to execute our strategy, provide services, and remain competitive may suffer if we are unable to recruit or retain qualified people, or if the costs of employee compensation and benefits increase substantially. Bank regulatory agencies have published regulations and guidance that limit the manner and amount of compensation that banking organizations provide to employees. These regulations and guidance may adversely affect our ability to attract and retain key personnel. Some of these limitations may not apply to institutions with which we compete for talent, in particular, as we are more frequently competing for personnel with financial technology providers and other entities that may not have the same limitations on compensation as we do. If we were to suffer such adverse effects with respect to our employees, our business, financial condition and results of operations could be adversely or materially affected.
Our ability to retain talent may also be adversely affected by changes in the economy and workforce trends, priorities, migration, modes of delivery and other considerations, such as the increased ability of employees to work from anywhere in many industries. This growth in remote work and other changing priorities and benefits has led to an increase in compensation and related expenses and workplace challenges, such as fewer opportunities for face-to-face interactions, training and mentoring new employees, promoting a cohesive corporate culture, and increased competition for experienced labor, especially in high-demand and highly-skilled categories. Inflationary pressures have also increased our compensation costs and are likely to continue to do so in the future.
We have made, and are continuing to make, significant changes that include, among other things, organizational restructurings, efficiency initiatives, and replacement or upgrades of technology systems to improve our control environment and operating efficiency. The ultimate success and completion of these changes, and their effects on us, may vary significantly from initial planning, which could materially adversely affect us.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Ongoing investments continue in a variety of strategic projects designed to improve our products and services and to simplify how we do business. These projects include the replacement of our core deposit systems, the development of a collection of customer-facing digital capabilities such as improved online and mobile banking applications and services, and the enhancement of the online treasury management portal for our business customers. These initiatives and other changes continue to be implemented and are in various stages of completion. By their very nature, projections of duration, cost, expected savings, expected efficiencies, and related items are subject to change and significant variability. There can be no certainty that we will achieve the expected benefits or other intended results associated with these projects.
Operational Risk
Catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, floods, prolonged drought, and pandemics may adversely affect us and the general economy, financial and capital markets, and specific industries.
The occurrence of pandemics, natural disasters, and other catastrophic events could adversely affect our operations. We have significant operations and number of customers in Utah, Texas, California, and other regions where natural and other disasters have and are likely to continue to occur. These regions are known for being vulnerable to natural disasters and other risks, such as hurricanes, tornadoes, earthquakes, fires, floods, prolonged droughts, and other weather-related events, which may become more frequent and intense. These types of catastrophic events at times have disrupted the local economy, our business and customers, and have posed physical risks to our property. In addition, catastrophic events occurring in other regions of the world may have an impact on us and our customers. A significant catastrophic event could materially and adversely affect our operations and financial results.
Our operations could be disrupted by the effects of our new and ongoing projects and initiatives.
We may encounter significant operational disruption arising from our numerous projects and initiatives. These may include significant time delays, cost overruns, loss of key people, technological problems, and processing failures. We may also experience operational disruptions due to capacity constraints, service level failures and inadequate performance, the level of concentration, replacement costs, and other risks arising from our dependence on third-party vendors. Any or all of these issues could result in disruptions to our systems, processes, control environment, procedures, and employees. The ultimate effect of any significant disruption to our business could subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could materially affect us, including our control environment, operating efficiency, and results of operations.
We could be adversely affected by failure in our internal controls.
Because of their inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators, and investors may have of us and adversely affect our business and our stock price.
We could be adversely affected by internal and external fraud schemes.
Attempts to commit fraud by both internal and external actors are becoming increasingly more sophisticated and may go undetected by the systems and procedures we have in place to monitor our operations. We have suffered losses in the past as a result of these schemes and will not be able to identify, prevent, or otherwise mitigate all instances of fraud in the future that have the potential to result in material losses.
We use models in the management of the Bank. There is risk that these models are inaccurate in various ways, which can cause us to make suboptimal decisions.
We rely on models in the management of the Bank. For example, we use models to inform our estimate of the allowance for credit losses, to manage interest rate and liquidity risk, to project stress losses in various segments of our loan and investment portfolios, and to project net revenue under stress. Models are inherently imperfect for a number of reasons and cannot perfectly predict outcomes. Management decisions based in part on such models, therefore, may be suboptimal.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
We outsource various operations to third-party vendors which could adversely impact our business and operational performance.
We rely on various vendors to perform operational activities to conduct our business. Although there are benefits in entering into these relationships, there are risks associated with such activities. Our operational controls and third-party management programs may not provide adequate oversight and control, and inadequate performance by third parties can adversely affect our ability to deliver products and services to our customers and conduct our business. Replacing or finding alternatives for vendors who do not perform adequately can be difficult and costly, and may also adversely impact our customers and other operations, particularly when circumstances require us to make changes under tight time constraints. Many of our vendors have experienced adverse effects upon operations, supply chains, personnel, and businesses arising from COVID-19 and other events, all of which can impact our operations as well.
For information about how we manage operational risk, see “Operational, Technology, and Cyber Risk Management” on page 65 in MD&A.
Technology Risk
We could be adversely affected by our ability to develop, adopt, and implement technology advancements.
Our ability to remain competitive is increasingly dependent upon our ability to maintain critical technological capabilities, and to identify and develop new, value-added products for existing and future customers. These technological competitive pressures arise from both traditional banking and non-traditional sources. Larger banks may have greater resources and economies of scale attendant to maintaining existing capabilities and developing digital and other technologies. Fintechs and other technology platform companies continue to emerge and compete with traditional financial institutions across a wide variety of products and services. The expansion of blockchain technologies and the potential creation and adoption of central bank digital currencies present similar risks. Our failure to remain technologically competitive could impede our time to market and reduce customer satisfaction, product accessibility, and relevance.
We could be adversely impacted by system vulnerabilities, failures, or outages impacting operations and customer services such as online and mobile banking.
We rely on hundreds of information technology systems that work together in supporting internal operations and customer services. Vulnerabilities in, or a failure or outage of, one or many of these systems could impact the ability to perform internal operations and provide services to customers such as online banking, mobile banking, remote deposit capture, and other services dependent on system processing. These risks increase as systems and software approach the end of their useful life or require more frequent updates and modifications. We cannot guarantee that such occurrences will not have a significant operational or customer impact.
For information regarding risks associated with the replacement or upgrades of our core technology systems, see “Strategic and Business Risk” on page 14 in Risk Factors. For information about how we manage technology risk, see “Operational, Technology, and Cyber Risk Management” on page 65 in MD&A.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Third parties, including vendors and suppliers, also present operational and information security risks to us, including security breaches or failures of their own systems. In incidents involving third parties, we may not be informed timely of any effect on our services or our data, or be able to participate in any investigation, notification, or remediation that occurs as a result. Any such incidents may have a material adverse effect upon our operations, reputation, customers, and services. The possibility of third-party or employee error, failure to follow security procedures, or malfeasance also presents these risks.
As cyber threats continue to evolve, we will be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate or remediate any information security vulnerabilities. We, and our third-party vendors, have experienced security breaches due to cyberattacks in the past that have not had material impact to our data, customers, or operations, but there can be no assurance that any such failure, interruption, or significant security breach will not occur in the future, or, if any future occurrences will be adequately addressed. It is impossible to determine the severity or potential effects of these events with any certainty, but any such breach could result in material adverse consequences for us and our customers.
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
For information about how we manage cyber risk, see “Operational, Technology, and Cyber Risk Management” on page 65 in MD&A.
Capital/Financial Reporting Risk
Internal stress testing and capital management, as well as provisions of the National Bank Act and OCC regulations, may limit our ability to increase dividends, repurchase shares of our stock, and access the capital markets.
We are required to submit stress tests to the OCC because we have assets in excess of $10 billion, and we continue to utilize stress testing as an important mechanism to inform our decisions on the appropriate level of capital, based upon actual and hypothetically stressed economic conditions. The stress testing and other applicable regulatory requirements may, among other things, require us to increase our capital levels, limit our dividends or other capital distributions to shareholders, modify our business strategies, or decrease our exposure to various asset classes.
Under the National Bank Act and OCC regulations, certain capital transactions, including share repurchases, are subject to the approval of the OCC. These requirements may limit our ability to respond to and take advantage of market developments.
Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to us.
We must maintain certain risk-based and leverage capital ratios, as required by our banking regulators, which can change depending upon general economic conditions, as well as the particular conditions, risk profiles, and our growth plans. Compliance with capital requirements may limit our ability to expand and has required, and may require, us to raise additional capital. These uncertainties and risks, including those created by legislative and regulatory uncertainties, may increase our cost of capital and other financing costs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
We could be adversely affected by accounting, financial reporting, and regulatory compliance risk.
We are exposed to accounting, financial reporting, and regulatory compliance risk. We use a number of complex financial products and services for our own capital, funding, investment and risk management needs, and also provide them to our customers. Estimates, judgments, and interpretations of complex and changing accounting and regulatory policies are required in order to provide and account for these products and services. Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and conditions. The level of regulatory compliance oversight continues to be heightened. Therefore, identification, interpretation, and implementation of complex and changing accounting standards, as well as compliance with regulatory requirements, pose an ongoing risk.
The value of our goodwill may decline in the future.
At December 31, 2021, we had $1 billion of goodwill that was allocated to Amegy Bank (“Amegy”), California Bank & Trust (“CB&T”) and Zions Bank. If the fair value of a reporting unit is determined to be less than its carrying value, we may have to take a charge related to the impairment of our goodwill. Such a charge could result from, among other factors, a significant decline in our expected future cash flows or a sustained decline in the price of our common stock.
For information about how we manage capital, see “Capital Management” on page 66 in MD&A.
Legal/Compliance Risk
Laws and regulations applicable to us and the financial services industry impose significant limitations on our business activities and subject us to increased regulation and additional costs.
We, and the entire financial services industry, have incurred, and will continue to incur, substantial costs related to personnel, systems, consulting, and other activities in order to comply with banking regulations. See “Supervision and Regulation” on page 6 for further information about the regulations applicable to us and the financial services industry generally.
Regulators, the U.S. Congress, state legislatures, and other governing or consultative bodies continue to enact rules, laws, and policies to regulate the financial services industry and public companies, including laws that are designed to promote, protect, or penalize certain activities or industries and their access to financial services. We are, and may in the future become, subject to these laws by offering our products and services to certain industries or in certain locations. The nature of these laws and regulations and their effect on our future business and performance cannot be predicted.
There can be no assurance that any or all of these regulatory changes or actions will ultimately be enacted. However, if enacted, some of these proposals could adversely affect us by, among other things: impacting after-tax returns earned by financial services firms in general; limiting our ability to grow; increasing FDIC insurance assessments, taxes or fees on our funding or activities; limiting the range of products and services that we could offer; and requiring us to raise capital at inopportune times.
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
We are subject to risks associated with legal claims, litigation, and regulatory and other government proceedings. Our exposure to these proceedings has increased and may further increase as a result of stresses on customers, counterparties, and others arising from the past or current economic environments, more frequent claims and actions resulting from fraud schemes perpetrated by or involving our customers, new regulations promulgated under recently enacted statutes, the creation of new examination and enforcement bodies, and enforcement and legal

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
actions against banking organizations. Any such matters may result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including adverse judgments, settlements, fines, penalties (e.g., civil money penalties under applicable banking laws), injunctions, restrictions on our business activities, or other relief. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. In general, the amounts paid by financial institutions in settlement of proceedings or investigations, have been increasing dramatically. This has affected and will continue to adversely affect our ability to obtain insurance coverage for certain claims and significantly increase our deductibles and premiums associated with the coverage. In addition, any enforcement matters could impact our supervisory and CRA ratings, which may restrict or limit our activities.
The corporate and securities laws applicable to us are not as well-developed as those applicable to a state-chartered corporation, which may impact our ability to effect corporate transactions in an efficient and optimal manner.
Our corporate affairs are governed by the National Bank Act, and related regulations are administered by the OCC. As to securities laws, the OCC maintains its own securities offering framework applicable to national banks and their securities offerings, and our compliance with the Exchange Act is governed and enforced by the OCC.
State corporate codes, including that of Utah, are widely recognized, updated by legislative action from time-to-time, and are often based on and influenced by model statutes. The federal securities law regime established by the Securities Act and the Exchange Act and the SEC’s extensive and well-developed framework thereunder are widely used by public companies. The OCC statutory and regulatory frameworks have been used by publicly-traded banking organizations relatively rarely and are not as well-developed as the corporate and securities law frameworks applicable to other public corporations. While certain specific risks associated with operating under these frameworks are described below, unless and until these frameworks are further developed and established over time, the uncertainty of how these frameworks might apply to any given corporate or securities matters may prevent us from effecting transactions in an efficient and optimal manner or perhaps at all.
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
These differences could adversely affect the ability of the Bank and other banks registered under the National Bank Act to efficiently consummate acquisition transactions. In addition, such differences could make us less competitive as a potential acquirer in certain circumstances given that our acquisition proposal may be conditioned on shareholder approval while our competitors’ proposals will not have such a condition.
We are subject to restrictions on permissible activities that would limit the types of business we may conduct and that may make acquisitions of other financial companies more challenging.
Under applicable laws and regulations, bank holding companies and banks are generally limited to business activities and investments that are related to banking or are financial in nature. The range of permissible financial activities is set forth in the Gramm-Leach-Bliley Act and is more limited for banks than for bank holding company organizations. The differences relate mainly to insurance underwriting (but not insurance agency activities) and merchant banking (but not broker-dealer and investment advisory activities). The fact that we do not have a bank holding company could make future acquisitions of financial institutions with such operations more challenging.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Reputational Risk
We are presented with various reputational risk issues that could stem from operational, regulatory, compliance, and legal risks.
Any of the aforementioned risks may give rise to adverse publicity and other expressions of negative public opinion, increased regulatory scrutiny, and damaged relationships among other reputational risks.
Other Risk
Our business, financial condition, liquidity and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic created economic, financial, and social disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, and results of operations, including the direct and indirect impact on our employees, customers, communities, counterparties, service providers, other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic. The pandemic is likely to continue to affect consumer confidence and business activity generally, including loan demand, deposit levels, and the market for other financial products or services. Disruptions in supply chains have in some instances adversely affected our ability to procure equipment and materials for our employees and facilities in a timely fashion and may increase our costs for the same. Pressures on the cost and availability of labor have also negatively affected us and many of our customers. These disruptions are likely to continue as the pandemic evolves.
The extent to which the COVID-19 pandemic will negatively affect our businesses, financial condition, liquidity, and results of operations will depend on future developments that are highly uncertain and cannot be predicted. Uncertainties arising from evolving political and governmental responses to the pandemic, such as vaccine and testing mandates and other workplace policies and requirements, will also continue to impact our business and results, particularly as more of our employees return to our physical locations. The long-term effects of the pandemic and the increasing interest in remote-work environments may reduce our need for physical office space while negatively impacting our ability to sell or sublease any excess space or selling and lease termination expenses associated with our leased and owned properties.
ESG-related developments could lead or require us to restrict or modify some of our business activities.
ESG expectations of investors and regulators could, over time, lead us to restrict or modify some of our business practices. In addition, our business practices could be adversely affected by laws and regulations enacted or promulgated by federal, state, and local governments that relate to environmental and social issues. For example, in 2021 and 2022, certain states passed or considered passing laws prohibiting financial institutions from restricting the services that they provide to certain types of businesses if the institutions also conduct business with governmental entities in such states. Depending on how these laws are worded and implemented, they could adversely affect our ability to manage risk.
ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved written comments that were received from the SEC’s or OCC’s staff 180 days or more before the end of our fiscal year relating to our periodic or current reports filed under the Securities Exchange Act of 1934.
ITEM 2. PROPERTIES
At December 31, 2021, we operated 418 branches, of which 274 are owned and 144 are leased. We also lease our headquarters in Salt Lake City, Utah. The annual rentals under long-term leases for leased premises are determined under various formulas and factors, including operating costs, maintenance, and taxes. For additional information regarding leases and rental payments, see Note 8 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
ITEM 3. LEGAL PROCEEDINGS
The information contained in Note 16 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PREFERRED STOCK
We have 4.4 million authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share. As of December 31, 2021, 66,139, 138,391, 98,555, and 136,368 of preferred shares series A, G, I, and J respectively, are outstanding. See Note 14 of the Notes to Consolidated Financial Statements for further information regarding our preferred stock.
COMMON STOCK
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “ZION.” The last reported sale price of the common stock on NASDAQ was $71.65 per share on February 7, 2022.
Equity Capital and Dividends
As of February 7, 2022, there were 3,699 holders of record of our common stock. In January 2022, our Board declared a dividend of $0.38 per common share payable on February 24, 2022 to shareholders of record on February 17, 2022.
Common Stock Warrants
During the second quarter of 2020, 29.2 million common stock warrants (NASDAQ: ZIONW) expired out-of-the-money. Each common stock warrant was convertible into 1.10 shares at an exercise price of $33.31.
Share Repurchases
During 2021, we repurchased 13.5 million common shares outstanding for $800 million at an average price of $59.27 per share, which was equivalent to 8.2% of common stock outstanding as of the prior year-end. During 2020, we repurchased 1.7 million common shares outstanding for $75 million at an average price of $45.02. In February 2022, we repurchased 107,559 common shares outstanding for $7.5 million at an average price of $69.73. The following schedule summarizes our share repurchases for the fourth quarter of 2021:
Fourth Quarter of 2021 Share Repurchases

Period	Total number of shares repurchased [1]	Average price paid per share

October	114,006	$63.56
November	4,887,699	$65.06
December	—	—
Fourth quarter total	5,001,705	$65.03
1 Includes common shares acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Performance Graph
The following stock performance graph compares the five-year cumulative total return of our common stock with the Standard and Poor’s (“S&P”) 500 Index and the Keefe, Bruyette & Woods, Inc. (“KBW”) Regional Bank Index (“KRX”). The KRX is a modified market capitalization-weighted regional bank and thrift stock index developed and published by KBW, a nationally recognized brokerage and investment banking firm specializing in bank stocks. The index is composed of 50 geographically diverse stocks representing regional banks or thrifts. The stock performance graph is based upon an initial investment of $100 on December 31, 2016 and assumes reinvestment of dividends.
PERFORMANCE GRAPH FOR ZIONS BANCORPORATION, N.A.
INDEXED COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

	2016	2017	2018	2019	2020	2021

Zions Bancorporation, N.A.	100.0	119.3	97.5	127.8	111.0	165.4
KRX Regional Bank Index	100.0	101.8	84.0	104.1	95.0	129.8
S&P 500	100.0	121.8	116.5	153.1	181.3	233.3
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The information contained in Item 12 of this Form 10-K is incorporated by reference herein.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
MANAGEMENT’S DISCUSSION AND ANALYSIS
GAAP to NON-GAAP RECONCILIATIONS
This Form 10-K presents non-GAAP financial measures, in addition to Generally Accepted Accounting Principles (“GAAP”) financial measures, to provide investors with additional information. The adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are presented in the following schedules. We consider these adjustments to be relevant to ongoing operating results as they provide a basis for period-to-period and company-to-company comparisons. We use these non-GAAP financial measures to assess our performance, financial position, and for presentations of our performance to investors. We believe that presenting these non-GAAP financial measures permits investors to assess our performance on the same basis as that applied by management.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Non-GAAP financial measures have inherent limitations and are not necessarily comparable to similar measures that may be presented by other financial services companies. Although non-GAAP financial measures are frequently used by stakeholders to evaluate a company, they have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of results reported under GAAP.
Tangible Common Equity and Related Measures
Tangible common equity and related measures are non-GAAP measures that exclude the impact of intangible assets. We believe these non-GAAP measures provide useful information about our use of shareholders’ equity and provide a basis for evaluating the performance of a company more consistently, whether acquired or developed internally.
Schedule 2
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Year Ended December 31,
(Dollar amounts in millions)		2021	2020	2019
Net earnings applicable to common shareholders	(a)	$1,100	$505	$782
Average common equity (GAAP)		$7,371	$7,050	$6,965
Average goodwill and intangibles		(1,015)	(1,015)	(1,014)
Average tangible common equity (non-GAAP)	(b)	$6,356	$6,035	$5,951
Return on average tangible common equity (non-GAAP)	(a/b)	17.3%	8.4%	13.1%
Schedule 3
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		December 31,
		2021	2020	2019
Total shareholders’ equity (GAAP)		$7,463	$7,886	$7,353
Goodwill and intangibles		(1,015)	(1,016)	(1,014)
Tangible equity (non-GAAP)	(a)	6,448	6,870	6,339
Preferred stock		(440)	(566)	(566)
Tangible common equity (non-GAAP)	(b)	$6,008	$6,304	$5,773
Total assets (GAAP)		$93,200	$81,479	$69,172
Goodwill and intangibles		(1,015)	(1,016)	(1,014)
Tangible assets (non-GAAP)	(c)	$92,185	$80,463	$68,158
Common shares outstanding (thousands)	(d)	151,625	164,090	165,057
Tangible equity ratio (non-GAAP)	(a/c)	7.0%	8.5%	9.3%
Tangible common equity ratio (non-GAAP)	(b/c)	6.5%	7.8%	8.5%
Tangible book value per common share (non-GAAP)	(b/d)	$39.62	$38.42	$34.98
Efficiency Ratio and Adjusted Pre-Provision Net Revenue
The efficiency ratio is a measure of operating expense relative to revenue. We believe the efficiency ratio provides useful information regarding the cost of generating revenue. The methodology for determining the efficiency ratio may differ among companies. We make adjustments to exclude certain items that are not generally expected to recur frequently, as identified in the subsequent schedule, which we believe allow for more consistent comparability across periods. Adjusted noninterest expense provides a measure as to how well we are managing our expenses; adjusted pre-provision net revenue (“PPNR”) enables management and others to assess our ability to generate capital to cover credit losses through a credit cycle. Taxable-equivalent net interest income allows us to assess the comparability of revenue arising from both taxable and tax-exempt sources.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Schedule 4
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

(Dollar amounts in millions)		2021	2020	2019

Noninterest expense (GAAP)	(a)	$1,741	$1,704	$1,742
Adjustments:
Severance costs		1	1	25
Other real estate expense, net		—	1	(3)
Amortization of core deposit and other intangibles		1	—	1
Restructuring costs		—	1	15
Pension termination-related expense [1]		(5)	28	—
SBIC investment success fee accrual [2]		7	—	—
Total adjustments	(b)	4	31	38
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$1,737	$1,673	$1,704

Net interest income (GAAP)	(d)	$2,208	$2,216	$2,272
Fully taxable-equivalent adjustments	(e)	32	28	26
Taxable-equivalent net interest income (non-GAAP)	(d+e)=(f)	2,240	2,244	2,298
Noninterest income (GAAP)	(g)	703	574	562
Combined income (non-GAAP)	(f+g)=(h)	2,943	2,818	2,860
Adjustments:
Fair value and nonhedge derivative gain/(loss)		14	(6)	(9)
Securities gains, net		71	7	3
Total adjustments	(i)	85	1	(6)
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$2,858	$2,817	$2,866

Pre-provision net revenue (non-GAAP)	(h)-(a)	$1,202	$1,114	$1,118
Adjusted pre-provision net revenue (non-GAAP)	(j-c)	1,121	1,144	1,162
Efficiency ratio (non-GAAP)	(c/j)	60.8%	59.4%	59.5%
1 Represents the expense incurred to terminate our defined benefit pension plan during the second quarter of 2020, and a subsequent refund received during the first quarter of 2021.
2 The success fee accrual is associated with the gains/(losses) from our SBIC investments. The gains/(losses) related to these investments are excluded from the efficiency ratio through securities gains, net.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Key Corporate Objectives
We conduct our operations through seven separately managed affiliates, each with its own local branding and management team. We focus our efforts and resources to maintain a competitive advantage and to achieve our desired growth objectives. In particular, we are strategically focused on four growth areas: small businesses, mid-sized commercial businesses, affluent customers, and capital markets. The graphic below illustrates these key corporate objectives.
We strive to achieve balanced growth of customers, PPNR, and earnings per share (“EPS”). Our incentive compensation plans are designed to support our growth objectives, as disclosed in our proxy statements. To facilitate the achievement of these objectives, we invest in the following five key areas, referred to as “strategic enablers”:
•Risk Management — we invest in enhanced risk management practices to ensure prudent risk taking and appropriate oversight.
•People and Empowerment — we invest in training our employees and providing them the tools and resources to build their capabilities, while promoting a diverse, inclusive, and equitable culture.
•Technology — we invest in technologies that will make us more efficient and enable us to remain competitive while helping to insulate us from the risks of bank-disrupting technology companies.
•Operational Excellence — we invest in and support ongoing improvements in how we safely and securely deliver value to our customers.
•Data and Analytics — we invest in advanced enterprise data and analytics to support local execution and prudent decision-making.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
RESULTS OF OPERATIONS
Navigating Through the Ongoing Pandemic
The COVID-19 pandemic continued to impact our operations throughout 2021, though its effects varied compared with the prior year.
•During 2020, credit concerns were high given the significant uncertainty of the depth and duration of the pandemic and the related shut-downs, which resulted in a significant increase in the allowance for credit losses. However, with strong government stimulus and the development of vaccines and treatments, consumer and business spending rebounded in 2021. As such, credit concerns abated significantly during 2021, resulting in significant releases of the credit loss reserves we added in 2020.
•Since the beginning of the pandemic, we funded $10.2 billion of Paycheck Protection Program (“PPP”) loans ($2.9 billion in 2021 and $7.3 billion in 2020) for approximately 77,000 customers, positively impacting loan balances and interest income. We ranked as the 10th largest originator of PPP loans by dollar volume of all the participating financial institutions, as disclosed by the U.S. Small Business Administration (“SBA”). In 2021, we continued to strengthen our relationships with more than 20,000 new-to-bank PPP customers, which resulted in additional revenue generating services. Total interest income from PPP loans during 2021 was $235 million, of which $138 million was related to accelerated recognition of net unamortized deferred fees on $6.5 billion of PPP loans forgiven by the SBA.
•Demand for loans softened considerably in 2020 as a result of increased uncertainty and reduced economic activity. Loan attrition continued in 2021, but reversed course during the latter half of the year. Excluding PPP, loan growth in the fourth quarter of 2021 was robust, reflecting one of our strongest growth rates in recent years.
•As with the prior year, we assisted our employees in adapting to a work-from-home environment, where applicable, to help limit the spread of COVID-19, by modifying operating hours, limiting lobby visits, and requiring masks, to help keep our employees and communities safe.
•The domestic money supply, as measured by the Federal Reserve, increased significantly in 2021. This increase, together with our ongoing efforts to deepen relationships with customers, positively affected our deposit growth.
•As 2021 progressed, we experienced elevated turnover rates in some of our entry-level jobs and found it increasingly difficult to fill employment vacancies, a challenge faced by many companies. In response, we have adjusted both cash and non-cash compensation and benefits to stem the turnover, which has generally normalized.
Our Financial Performance
This section and other sections provide information about our recent financial performance. For information about our results of operations for 2020 compared with 2019, see the respective sections in MD&A included in our 2020 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions)	Efficiency ratio

Net earnings applicable to common shareholders increased from 2020, primarily due to a significant decrease in our reserves for credit losses and broad-based improvement in noninterest income year-over-year.
Diluted earnings per share increased from 2020 as a result of increased net earnings and a 5.4 million decrease in average diluted shares, primarily due to share repurchases.
Adjusted PPNR decreased from 2020, primarily due to the increase in other noninterest expense, driven by increases in salaries and benefits and professional and legal expenses, partially offset by increases in customer-related noninterest income.
The efficiency ratio increased from the prior year, primarily as growth in adjusted noninterest expense outpaced growth in adjusted taxable-equivalent revenue.
Relative to 2020, our financial performance for 2021 reflects:
•Stable net interest income, driven largely by significant increases in average interest-earning assets. Growth in these assets contributed to compression in the net interest margin (“NIM”), given an increased concentration in lower-yielding assets, and the low interest rate environment.
•Significant growth of $11.1 billion, or 16%, in average interest-earning assets, and an increase of $12.6 billion, or 20%, in average total deposits. This deposit growth funded increases of $8.0 billion and $4.2 billion in average money market investments and average investment securities, respectively. We actively managed our balance sheet in view of the low interest rate environment, and evaluated opportunities to deploy excess liquidity into short-to-medium duration assets. We balanced competing objectives of increasing income, maintaining asset sensitivity to benefit from rising rates, maintaining sufficient liquidity for changes in deposit trends, and supporting loan growth.
•A $129 million, or 22%, increase in total noninterest income. Increases in customer-related fees were primarily due to improved customer transaction volume, new client activity, and deepening of existing client relationships, specifically resulting in the growth of card, commercial account, and wealth management fees. Increases in noncustomer-related revenue were driven largely by net securities gains related to our Small Business Investment Company (“SBIC”) investment portfolio.
•An increase of $37 million, or 2%, in noninterest expense, arising from inflationary and competitive labor pressures on wages and higher profit sharing expense, as well as increases in professional and legal services expenses, mainly due to various technology-related and other outsourced services associated with ongoing investments in our core technology systems.
•Strong credit performance. Net loan and lease charge-offs were $6 million, or 0.01% of average loans (ex-PPP), in 2021, compared with net charge-offs of $105 million, or 0.22% of average loans (ex-PPP), in the prior year. The provision for credit losses was a negative $276 million in 2021, compared with a positive $414 million in 2020, reflecting improvements in economic forecasts, loan portfolio changes, and strong credit quality.
•A decrease of $2.6 billion, or 5%, in total loans and leases, due to the forgiveness of PPP loans and a decline in 1-4 family residential mortgage loans. Excluding PPP loans, total loans and leases increased $1.1 billion, or 2%, reflecting improving loan growth trends during the second half of 2021.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The result of the items discussed above yielded a 118% increase in net earnings applicable to common shareholders and a 125% increase in earnings per diluted share from the prior year.
The following schedule presents additional selected financial highlights. Prior period amounts have been reclassified to conform with the current period presentation, where applicable.
Schedule 5
SELECTED FINANCIAL HIGHLIGHTS 1

(Dollar amounts in millions, except per share amounts)	2021/2020 Change	2021	2020	2019	2018	2017
For the Year
Net interest income	—%	$2,208	$2,216	$2,272	$2,230	$2,065
Noninterest income	+22%	703	574	562	552	544
Total net revenue	+4%	2,911	2,790	2,834	2,782	2,609
Provision for credit losses	NM	(276)	414	39	(40)	17
Noninterest expense	+2%	1,741	1,704	1,742	1,679	1,656
Pre-provision net revenue	+8%	1,202	1,114	1,118	1,125	988
Net income	+109%	1,129	539	816	884	592
Net earnings applicable to common shareholders	+118%	1,100	505	782	850	550
Per Common Share
Net earnings – diluted	+125%	6.79	3.02	4.16	4.08	2.60
Tangible book value at year-end	+3%	39.62	38.42	34.98	31.97	30.87
Market price – end	+45%	63.16	43.44	51.92	40.74	50.83
Market price – high	+30%	68.25	52.48	52.08	59.19	52.20
Market price – low	+79%	42.12	23.58	39.11	38.08	38.43
At Year-End
Assets	+14%	93,200	81,479	69,172	68,746	66,288
Loans and leases, net of unearned income and fees	-5%	50,851	53,476	48,709	46,714	44,780
Deposits	+19%	82,789	69,653	57,085	54,101	52,621
Common equity	-4%	7,023	7,320	6,787	7,012	7,113
Performance Ratios
Return on average assets		1.29%	0.71%	1.17%	1.33%	0.91%
Return on average common equity		14.9%	7.2%	11.2%	12.1%	7.7%
Return on average tangible common equity		17.3%	8.4%	13.1%	14.2%	9.0%
Net interest margin		2.72%	3.15%	3.54%	3.61%	3.45%
Net charge-offs to average loans and leases (ex-PPP)		0.01%	0.22%	0.08%	(0.04)%	0.17%
Total allowance for credit losses to loans and leases outstanding (ex-PPP)		1.13%	1.74%	1.14%	1.18%	1.29%
Capital Ratios at Year-End
Common equity tier 1 capital		10.2%	10.8%	10.2%	11.7%	12.1%
Tier 1 leverage		7.2%	8.3%	9.2%	10.3%	10.5%
Tangible common equity		6.5%	7.8%	8.5%	8.9%	9.3%
Other Selected Information
Weighted average diluted common shares outstanding (in thousands)	-3%	160,234	165,613	186,504	206,501	209,653
Bank common shares repurchased (in thousands)	+710%	13,497	1,666	23,505	12,943	7,009
Dividends declared	+6%	1.44	1.36	1.28	1.04	0.44
Common dividend payout ratio [2]		21.1%	44.6%	29.0%	23.8%	16.2%
Capital distributed as a percentage of net earnings applicable to common shareholders [3]		94%	59%	170%	103%	74%
Efficiency ratio		60.8%	59.4%	59.5%	59.6%	62.3%
1This table includes certain non-GAAP measures. See “GAAP to Non-GAAP Reconciliations” on page 22 for more information.
2The common dividend payout ratio is equal to common dividends paid divided by net earnings applicable to common shareholders.
3 This ratio is the common dividends paid plus share repurchases for the year, divided by net earnings applicable to common shareholders.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Net Interest Income and Net Interest Margin
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities and is approximately 76% of our net revenue (net interest income plus noninterest income) for the year. The NIM is derived from both the amount of interest-earning assets and interest-bearing liabilities and their respective yields and rates.
Schedule 6
NET INTEREST INCOME AND NET INTEREST MARGIN

		Amount change	Percent change		Amount change	Percent change
(Dollar amounts in millions)	2021			2020			2019

Interest and fees on loans	$1,935	$(115)	(6)%	$2,050	$(239)	(10)%	$2,289
Interest on money market investments	21	7	50	14	(18)	(56)	32
Interest on securities	311	7	2	304	(58)	(16)	362
Total interest income	2,267	(101)	(4)	2,368	(315)	(12)	2,683
Interest on deposits	30	(75)	(71)	105	(149)	(59)	254
Interest on short- and long-term borrowings	29	(18)	(38)	47	(110)	(70)	157
Total interest expense	59	(93)	(61)	152	(259)	(63)	411
Net interest income	$2,208	$(8)	—%	$2,216	$(56)	(2)%	$2,272

Average interest-earning assets	$82,267	$11,108	16%	$71,159	$6,217	10%	$64,942
Average interest-bearing liabilities	40,750	2,512	7%	38,238	563	1%	37,675
		bps			bps
Yield on interest-earning assets [1]	2.79%	(58)		3.37%	(80)		4.17%
Rate paid on total deposits and interest-bearing liabilities[1]	0.07%	(15)		0.22%	(45)		0.67%
Cost of total deposits [1]	0.04%	(13)		0.17%	(29)		0.46%
Net interest margin [1]	2.72%	(43)		3.15%	(39)		3.54%
1 Rates are calculated using amounts in thousands and a tax rate of 21% for the periods presented.
Net interest income remained relatively stable at $2.2 billion in 2021, relative to the prior year, and was driven largely by a significant increase in average interest-earning assets. Growth in these assets had a dilutive effect on the NIM, given an increased concentration in lower-yielding assets and the low interest rate environment.
Average interest-earning assets increased $11.1 billion, or 16%, driven by growth in average money market investments and investment securities. These increases were partially offset by declines in consumer mortgage loans. Average money market investments, including short-term deposits held at the Federal Reserve, increased to 13.4% of average interest-earning assets, compared with 4.3%. Average securities increased to 23.3% of average interest-earning assets, compared with 21.1%, as we have actively deployed excess liquidity into short-to-medium duration assets.
The NIM was 2.72%, compared with 3.15%. The yield on average interest-earning assets was 2.79% in 2021, a decrease of 58 basis points (“bps”). The yield on total loans decreased 13 bps to 3.76%, compared with 3.89%. Excluding PPP loans, the yield on loans decreased 33 bps. The yield on securities decreased 42 bps, primarily due to lower yields on re-investment of principal payments and other purchases throughout 2021.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
     Average loans and leases decreased $1.0 billion, or 2%, from $53.0 billion in 2020, primarily due to a decrease in 1-4 family residential mortgage loans. The decline in our mortgage loan portfolio is partly due to the low interest rate environment and refinancing activity. We generally originate residential mortgage loans and sell them to government-sponsored entities as part of our interest rate risk management efforts to limit our balance sheet exposure to long-term assets.
Since early 2020, we provided assistance to many small businesses through the SBA PPP and originated a total of $10.2 billion in PPP loans. During 2021 and 2020, PPP loans totaling $6.5 billion and $1.3 billion, respectively, were forgiven by the SBA. The yield on these loans was 5.16% and 3.22% for 2021 and 2020, respectively, and was positively impacted by accelerated amortization of deferred fees on paid off or forgiven PPP loans of $138 million and $26 million. At December 31, 2021 and 2020, the remaining unamortized net origination fees on these loans totaled $45 million and $102 million, respectively.
Average total deposits increased $12.6 billion to $76.3 billion at an average cost of 0.04% in 2021, from $63.7 billion at an average cost of 0.17% in 2020. Average interest-bearing liabilities increased $2.5 billion, or 7%, and the average rate paid on interest-bearing liabilities decreased 26 bps to 0.14%. The rate paid on total deposits and interest-bearing liabilities was 0.07%, a significant decrease from 0.22% during 2020, which was primarily due to low interest-bearing deposit rates and strong noninterest-bearing deposit growth.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Average available-for-sale (“AFS”) securities balances increased $4.2 billion, or 29%, in 2021, from $14.2 billion in 2020, mainly due to an increase in our mortgage-backed securities portfolio.
Average borrowed funds decreased $1.4 billion in 2021, with average short-term borrowings decreasing $1.1 billion, and average long-term borrowings decreasing $0.3 billion. The average rate paid on short-term borrowings decreased 45 bps; the rate paid on long-term debt decreased 9 bps from the prior year, primarily due to senior debt that matured during 2021. We continued to rely less on borrowed funds due to strong deposit growth during the year.
Refer to the “Interest Rate and Market Risk Management” section on page 57 for more information on how we manage interest rate risk, and the “Liquidity Risk Management” section beginning on page 62 for more information on how we manage liquidity risk.
The following schedule summarizes the average balances, the amount of interest earned or paid, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Schedule 7 - AVERAGE BALANCE SHEETS, YIELDS, AND RATES

	2021			2020
(Dollar amounts in millions)	Average balance	Amount of interest	Average rate [1]	Average balance	Amount of interest	Average rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$8,917	$12	0.14%	$965	$5	0.49%
Federal funds sold and security resell agreements	2,129	9	0.40	2,089	9	0.44
Total money market investments	11,046	21	0.19	3,054	14	0.46
Securities:
Held-to-maturity	562	17	2.97	618	22	3.54
Available-for-sale	18,365	292	1.59	14,208	284	2.00
Trading account	246	11	4.43	167	7	4.36
Total securities [2]	19,173	320	1.67	14,993	313	2.09
Loans held for sale	65	1	2.35	96	4	3.89
Loans and leases [3]
Commercial - excluding PPP loans	25,014	950	3.80	25,193	1,036	4.11
Commercial - PPP loans	4,566	235	5.16	4,534	146	3.22
Commercial real estate	12,136	418	3.44	11,854	458	3.87
Consumer	10,267	354	3.44	11,435	425	3.71
Total loans and leases	51,983	1,957	3.76	53,016	2,065	3.89
Total interest-earning assets	82,267	2,299	2.79	71,159	2,396	3.37
Cash and due from banks	605			619
Allowance for credit losses on loans and debt securities	(612)			(733)
Goodwill and intangibles	1,015			1,015
Other assets	4,122			3,997
Total assets	$87,397			$76,057
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing deposits:
Saving and money market	$36,717	$21	0.06%	$31,100	$60	0.19%
Time	2,020	9	0.41	3,706	45	1.22
Total interest-bearing deposits	38,737	30	0.08	34,806	105	0.30
Borrowed funds:
Federal funds purchased and other short-term borrowings	802	1	0.07	1,888	10	0.52
Long-term debt	1,211	28	2.36	1,544	37	2.45
Total borrowed funds	2,013	29	1.45	3,432	47	1.39
Total interest-bearing liabilities	40,750	59	0.14	38,238	152	0.40
Noninterest-bearing demand deposits	37,520			28,883
Other liabilities	1,259			1,320
Total liabilities	79,529			68,441
Shareholders’ equity:
Preferred equity	497			566
Common equity	7,371			7,050
Total shareholders’ equity	7,868			7,616
Total liabilities and shareholders’ equity	$87,397			$76,057
Spread on average interest-bearing funds			2.65			2.97
Net impact of noninterest-bearing sources of funds			0.07			0.18
Net interest margin		$2,240	2.72		$2,244	3.15
Memo: Total loans and leases, excluding PPP loans	47,417	1,722	3.63	48,482	1,919	3.96
Memo: Total cost of deposits			0.04			0.17
Memo: Total deposits and interest-bearing liabilities	78,270	59	0.07	67,121	152	0.22
1 Rates are calculated using amounts in thousands and tax rates of 21% for 2021, 2020, 2019 and 2018, and 35% for 2017. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
2 Interest on total securities included $118 million and $111 million of taxable-equivalent premium amortization for 2021 and 2020, respectively.
3 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

2019			2018			2017
Average balance	Amount of interest	Average rate [1]	Average balance	Amount of interest	Average rate [1]	Average balance	Amount of interest	Average rate [1]

$717	$16	2.23%	$758	$15	1.90%	$1,105	$12	1.06%
629	16	2.61	602	14	2.39	434	7	1.65
1,346	32	2.41	1,360	29	2.12	1,539	19	1.23

706	26	3.69	781	28	3.56	776	31	3.95
14,389	340	2.36	14,712	328	2.23	14,907	313	2.10
147	6	4.45	109	4	3.97	64	2	3.75
15,242	372	2.45	15,602	360	2.31	15,747	346	2.20
89	3	2.90	53	2	4.63	87	3	3.56

24,990	1,215	4.86	23,333	1,118	4.79	22,116	964	4.36
—	—	—	—	—	—	—	—	—
11,675	597	5.11	11,079	549	4.95	11,184	504	4.50
11,600	490	4.22	11,013	445	4.04	10,201	391	3.84
48,265	2,302	4.77	45,425	2,112	4.65	43,501	1,859	4.27
64,942	2,709	4.17	62,440	2,503	4.01	60,874	2,227	3.65
610			549			786
(501)			(495)			(548)
1,014			1,015			1,019
3,506			3,060			2,985
$69,571			$66,569			$65,116

$26,852	$160	0.60%	$25,480	$81	0.32%	$25,453	$39	0.15%
4,868	94	1.94	3,876	54	1.38	2,966	20	0.69
31,720	254	0.80	29,356	135	0.46	28,419	59	0.21

4,719	111	2.36	4,562	88	1.93	4,096	44	1.05
1,236	46	3.69	535	28	5.21	417	24	5.79
5,955	157	2.64	5,097	116	2.27	4,513	68	1.49
37,675	411	1.09	34,453	251	0.73	32,932	127	0.38
23,361			23,827			23,781
1,004			699			624
62,040			58,979			57,337

566			566			631
6,965			7,024			7,148
7,531			7,590			7,779
$69,571			$66,569			$65,116
		3.08			3.28			3.27
		0.46			0.33			0.18
	$2,298	3.54		$2,252	3.61		$2,100	3.45
48,265	2,302	4.77	45,425	2,112	4.65	43,501	1,859	4.27
		0.46			0.25			0.11
61,036	411	0.67	58,280	251	0.78	56,713	127	0.40

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The following schedule presents year-to-year changes in net interest income on a fully taxable-equivalent basis for the years indicated. For purposes of calculating the yields in this schedule, the average loan balances also include the principal amounts of nonaccrual and restructured loans. Interest payments received on nonaccrual loans are not recognized into interest income, but are applied as a reduction to the principal outstanding. In addition, interest on restructured loans is generally accrued at modified rates.
In the analysis of taxable-equivalent net interest income changes due to volume and rate, changes are allocated to volume with the following exceptions: when volume and rate both increase, the variance is allocated proportionately to both volume and rate; when the rate increases and volume decreases, the variance is allocated to rate.
Schedule 8
ANALYSIS OF TAXABLE-EQUIVALENT NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

	2021 over 2020			2020 over 2019
	Changes due to		Total changes	Changes due to		Total changes
(In millions)	Volume	Rate[1]		Volume	Rate[1]
INTEREST-EARNING ASSETS
Money market investments:
Interest-bearing deposits	$11	$(4)	$7	$1	$(12)	$(11)
Federal funds sold and security resell agreements	1	(1)	—	6	(13)	(7)
Total money market investments	12	(5)	7	7	(25)	(18)
Securities:
Held-to-maturity	(1)	(4)	(5)	(3)	(1)	(4)
Available-for-sale	66	(58)	8	(4)	(52)	(56)
Trading account	4	—	4	1	—	1
Total securities	69	(62)	7	(6)	(53)	(59)
Loans held for sale	(1)	(2)	(3)	(1)	2	1
Loans and leases[2]
Commercial - excluding SBA PPP loans	(7)	(79)	(86)	9	(188)	(179)
Commercial - SBA PPP loans	1	88	89	—	146	146
Commercial real estate	10	(50)	(40)	6	(145)	(139)
Consumer	(39)	(32)	(71)	(5)	(60)	(65)
Total loans and leases	(35)	(73)	(108)	10	(247)	(237)
Total interest-earning assets	45	(142)	(97)	10	(323)	(313)
INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Saving and money market	2	(41)	(39)	9	(109)	(100)
Time	(6)	(30)	(36)	(14)	(35)	(49)
Total interest-bearing deposits	(4)	(71)	(75)	(5)	(144)	(149)
Borrowed funds:
Federal funds purchased and other short-term borrowings	—	(9)	(9)	(15)	(86)	(101)
Long-term debt	(8)	(1)	(9)	7	(16)	(9)
Total borrowed funds	(8)	(10)	(18)	(8)	(102)	(110)
Total interest-bearing liabilities	(12)	(81)	(93)	(13)	(246)	(259)
Change in taxable-equivalent net interest income	$57	$(61)	$(4)	$23	$(77)	$(54)
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
On January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its subsequent updates, often referred to as the Current Expected Credit Loss (“CECL”) model. Upon adoption of this ASU, we recorded the full amount of the ACL for loans and leases of $526 million, resulting in an after-tax increase to retained earnings of $20 million. The impact of the adoption of CECL for our securities portfolio was less than $1 million. As a result of the CECL accounting standard, the ACL is subject to economic forecasts that may change materially from period to period.
The provision for credit losses, which is the combination of both the provision for loan losses and the provision for unfunded lending commitments, was a negative $276 million in 2021, compared with a positive $414 million in 2020. The ACL decreased $282 million to $553 million at December 31, 2021. The ratio of ACL to net loans and leases (ex-PPP) at December 31, 2021 and 2020 was 1.13% and 1.74%, respectively. The provision for security losses was less than $1 million during 2021 and 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The ACL was $553 million at December 31, 2021, compared with $835 million at December 31, 2020. The bar chart above shows the broad categories of change in the ACL from the prior year period. The second bar represents changes in economic forecasts and current economic conditions, which decreased the ACL by $220 million from the prior year due to improvements in both realized economic results and economic forecasts, compared with the economic stress caused by the COVID-19 pandemic in the prior year, and was partially offset by the expected impact of the resurgence of COVID-19 cases resulting from the Omicron variant.
The third bar represents changes in credit quality factors and includes risk-grade migration and specific reserves against loans, which, when combined, decreased the ACL by $25 million, indicating significant improvements in credit quality. Net loan and lease charge-offs were $6 million, or 0.01% of average loans (ex-PPP) in 2021, compared with $105 million, or 0.22% of average loans (ex-PPP) in the prior year, reflecting strong credit performance.
The fourth bar represents loan portfolio changes, driven by changes in portfolio mix, the aging of the portfolio, and other risk factors; all of which resulted in a $37 million reduction in the ACL. See Note 6 of the Notes to Consolidated Financial Statements for more information on how we determine the appropriate level of the ALLL and the RULC.
Noninterest Income
Noninterest income represents revenue we earn from products and services that generally have no associated interest rate or yield and is classified as either customer-related fees or noncustomer-related revenue. Customer-related fees exclude items such as securities gains and losses, dividends, insurance-related income, and mark-to-market adjustments on certain derivatives.
Total noninterest income increased $129 million, or 22%, in 2021. Noninterest income accounted for 24% and 21% of net revenue during 2021 and 2020, respectively. The following schedule presents a comparison of the major components of noninterest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Schedule 9
NONINTEREST INCOME

(Dollar amounts in millions)	2021	Amount change	Percent change	2020	Amount change	Percent change	2019

Commercial account fees	$134	$9	7%	$125	$4	3%	$121
Card fees	95	13	16	82	(10)	(11)	92
Retail and business banking fees	74	6	9	68	(10)	(13)	78
Loan-related fees and income	95	(14)	(13)	109	34	45	75
Capital markets and foreign exchange fees	73	(4)	(5)	77	(1)	(1)	78
Wealth management fees [1]	50	6	14	44	4	10	40
Other customer-related fees	54	10	23	44	3	7	41
Total customer-related fees	575	26	5%	549	24	5%	525
Fair value and nonhedge derivative income (loss)	14	20	NM	(6)	3	(33)	(9)
Dividends and other income	43	19	79	24	(19)	(44)	43
Securities gains (losses), net	71	64	NM	7	4	NM	3
Total noncustomer-related revenue	128	103	NM	25	(12)	(32)	37
Total noninterest income	$703	$129	22%	$574	$12	2%	$562
1 Wealth management fees for 2020 and 2019 included certain retirement service-related fees of $3 million in both periods. Beginning in 2021, those fees, which totaled $4 million, were reported in other customer-related fees.
Customer-related Fees
Customer-related fee income growth is a result of our focus on our key corporate objectives. By providing high-quality treasury management products, wealth management advisory services, and capital market solutions, we seek to deepen existing relationships with our commercial and small business customers.
Total customer-related fees increased $26 million, or 5%, in 2021, largely driven by improved customer transaction volume and new client activity during the year, compared with the more-stressed economic activity impacted by the COVID-19 pandemic in the prior year.
Key drivers impacting customer-related fees include:
•Card fees increased $13 million, or 16%, in 2021, due to increased economic activity and transaction volume. Commercial account fees increased $9 million or 7%, for similar reasons.
•Wealth management fee income increased $6 million, or 14%, resulting from continued growth in assets and further adoption of wealth and advisory services from our customer base. Consequently, our assets under management increased $2.3 billion, or 26%, to $11.0 billion at December 31, 2021, which included meaningful increases in net new assets.
•Loan-related fees and income decreased $14 million or 13%, in 2021, primarily due to a decline in mortgage banking income, particularly lower margins on loan sales.
•Capital markets and foreign exchange income decreased $4 million, or 5%, primarily due to reduced interest rate swap sales. During the prior year, as a result of the low interest rate environment, many commercial customers purchased interest rate swaps from us to effectively fix the interest rate on their variable-rate loans. The decrease was partially offset by an increase in loan syndication fees.
Noncustomer-related Revenue
Total noncustomer-related revenue increased $103 million in 2021, primarily due to a $64 million increase in net securities gains and losses, which was largely driven by net gains related to our SBIC investment portfolio. During the fourth quarter of 2021, we recognized a $31 million realized gain resulting from the sale of one of our SBIC investments. During 2021, we also recognized a net $23 million unrealized gain related to our investment in Recursion Pharmaceuticals, Inc., which completed an initial public offering (“IPO”) in the second quarter of 2021.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Fair value and nonhedge derivative income increased $20 million, due to recognized net gains related to credit valuation adjustments (“CVA”) on client-related interest rate swaps, compared with net CVA losses in the prior year period. The CVA may fluctuate from period to period based on the credit quality of our clients and changes in interest rates, which impact the value of, and our credit exposure to, the client-related interest rate swaps.
Dividends and other income increased $19 million, or 79%, primarily due to a $12 million gain on sale of certain bank-owned facilities during 2021. These sales related to the consolidation of a substantial portion of our technology and operations facilities in advance of occupying our new Corporate Technology Center, which is expected to be completed in mid-2022.
Noninterest Expense
The following schedule presents a comparison of the major components of noninterest expense.
Schedule 10
NONINTEREST EXPENSE

(Dollar amounts in millions)	2021	Amount change	Percent change	2020	Amount change	Percent change	2019

Salaries and employee benefits	$1,127	$40	4%	$1,087	$(54)	(5)%	$1,141
Occupancy, net	131	1	1	130	(3)	(2)	133
Furniture, equipment and software, net	128	1	1	127	(8)	(6)	135
Other real estate expense, net	—	(1)	NM	1	4	NM	(3)
Credit-related expense	26	4	18	22	2	10	20
Professional and legal services	68	16	31	52	5	11	47
Advertising	19	—	—	19	—	—	19
FDIC premiums	25	—	—	25	—	—	25
Other	217	(24)	(10)	241	16	7	225
Total noninterest expense	$1,741	$37	2%	$1,704	$(38)	(2)%	$1,742
Adjusted noninterest expense	$1,737	$64	4%	$1,673	$(31)	(2)%	$1,704
Noninterest expense increased $37 million, or 2%, in 2021, relative to the prior year, primarily due to salaries and benefits expense, which represented the largest component, or 65% and 64%, of total noninterest expense during the same time periods, respectively. The following schedule presents detail of the major segments of salaries and employee benefits expense.
Schedule 11
SALARIES AND EMPLOYEE BENEFITS

(Dollar amounts in millions)	2021	Amount/quantity change	Percent change	2020	Amount/quantity change	Percent change	2019

Salaries and bonuses	$935	$17	2%	$918	$(35)	(4)%	$953
Employee benefits:
Employee health and insurance	83	(3)	(3)	86	3	4	83
Retirement and profit sharing	57	18	46	39	(10)	(20)	49
Payroll taxes and other fringe benefits	52	8	18	44	(12)	(21)	56
Total benefits	192	23	14	169	(19)	(10)	188
Total salaries and employee benefits	$1,127	$40	4%	$1,087	$(54)	(5)%	$1,141

Full-time equivalent employees at December 31,	9,685	7	—%	9,678	(510)	(5)%	10,188
Salaries and benefits expense increased $40 million, or 4%, primarily due to inflationary and competitive labor pressures on wages and higher profit sharing expense as a result of improved profitability. We had 9,685 full-time equivalent employees at December 31, 2021, which remained relatively flat when compared with the prior year. We believe that inflation and the competitive labor market may continue to impact our salaries and benefits expense.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Professional and legal services expense increased $16 million, or 31%, mainly due to various technology-related and other outsourced services related to our ongoing investment in our core technology systems.
Other noninterest expense decreased $24 million, or 10%, primarily due to higher expenses in the prior year, including a $30 million charitable contribution (compared with $10 million in 2021) and a $28 million pension termination-related expense in 2020. The decrease in expense was partially offset by an increase of $14 million in software licenses and maintenance and a $7 million increase in success fee accruals associated with net gains on our SBIC investments in 2021.
Adjusted noninterest expense increased $64 million, or 4%, primarily due to the increases in noninterest expense previously discussed. The efficiency ratio was 60.8%, compared with 59.4%. For information on non-GAAP financial measures, including differences between noninterest expense and adjusted noninterest expense, see page 22.
Income Taxes
The following schedule summarizes the income tax expense and effective tax rates for the periods presented.
Schedule 12
INCOME TAXES

(Dollar amounts in millions)	2021	2020	2019

Income before income taxes	$1,446	$672	$1,053
Income tax expense	317	133	237
Effective tax rate	21.9%	19.8%	22.5%
The income tax rates for the tax years presented above were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance (“BOLI”), and were increased by the nondeductibility of FDIC premiums, certain executive compensation, and other fringe benefits. The tax rate for 2020 was also reduced as a result of the proportional increase in nontaxable items and tax credits relative to pretax book income, as compared with 2021 and 2019. Our investments in technology initiatives, low-income housing, and municipal securities during 2021, 2020, and 2019, generated tax credits and nontaxable income that benefited the tax rate for each respective year.
We had a net deferred tax asset (“DTA”) of $96 million at December 31, 2021, compared with a net deferred tax liability (“DTL”) of $3 million at December 31, 2020. The increase to a DTA from a DTL resulted primarily from an increase in unrealized losses in accumulated other comprehensive income (“AOCI”) associated with investment securities and the capitalization of expenses related to intangible assets, and was partially offset by significant negative provisions for credit losses during 2021.
We had no valuation allowance at December 31, 2021. See Note 20 of the Notes to Consolidated Financial Statements for more information about the factors that impacted our effective tax rate, significant components of our DTAs and DTLs, and our assessment of any potential additional valuation allowances.
Preferred Stock Dividends
Preferred stock dividends totaled $29 million in 2021, and $34 million in both 2020 and 2019. The decrease in preferred dividends was due to the redemption of the outstanding shares of our Series H preferred stock during the second quarter of 2021. See further details in Note 14 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
BUSINESS SEGMENT RESULTS
We manage our operations through seven affiliate banks located in different geographic markets, each with its own local branding and management team. These affiliate banks comprise our primary business segments and include: Zions Bank, Amegy Bank (“Amegy”), California Bank & Trust (“CB&T”), National Bank of Arizona (“NBAZ”), Nevada State Bank (“NSB”), Vectra Bank Colorado (“Vectra”), and The Commerce Bank of Washington (“TCBW”). In maintaining alignment with our key corporate objectives, we emphasize local authority, responsibility, and pricing, with customization of certain products (as applicable) to maximize customer satisfaction and strengthen community relations.
We allocate the cost of centrally provided services to the business segments based upon estimated or actual usage of those services. We also allocate capital based on the risk-weighted assets held at each business segment. We use an internal Funds Transfer Pricing (“FTP”) allocation process to report results of operations for business segments. This process is continually refined. Where applicable, prior period amounts have been revised to reflect the impact of these changes had they been instituted for the periods presented. See Note 22 of the Notes to Consolidated Financial Statements for more information on our FTP allocations, the Other segment, and more performance information including net interest income, noninterest income, and noninterest expense by segment.
The following schedule summarizes selected financial information of our business segments. Ratios are calculated based on amounts in thousands.
Schedule 13
SELECTED SEGMENT INFORMATION

(Dollar amounts in millions)	Zions Bank			Amegy			CB&T
	2021	2020	2019	2021	2020	2019	2021	2020	2019
KEY FINANCIAL INFORMATION
Total average loans	$13,198	$13,845	$13,109	$12,189	$13,114	$12,235	$12,892	$12,366	$10,763
Total average deposits	23,588	18,370	15,561	15,496	12,970	11,627	15,796	13,763	11,522
Income before income taxes	381	295	346	363	178	274	406	182	277
CREDIT QUALITY
Provision for credit losses	$(26)	$67	$18	$(96)	$111	$9	$(78)	$120	$7
Net loan and lease charge-offs	—	27	9	2	49	19	—	15	10
Ratio of net charge-offs to average loans and leases	—%	0.20%	0.07%	0.02%	0.37%	0.16%	—%	0.12%	0.09%
Allowance for credit losses	$142	$167	$134	$128	$210	$155	$90	$158	$64
Ratio of allowance for credit losses to net loans and leases, at year-end	1.08%	1.21%	1.02%	1.05%	1.60%	1.27%	0.70%	1.28%	0.59%
Nonperforming lending-related assets	$89	$97	$85	$90	$131	$60	$41	$56	$49
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	0.69%	0.70%	0.65%	0.77%	1.03%	0.49%	0.32%	0.43%	0.45%
Accruing loans past due 90 days or more	$3	$7	$2	$1	$—	$2	$3	$4	$5
Ratio of accruing loans past due 90 days or more to net loans and leases	0.02%	0.05%	0.09%	0.01%	—%	0.01%	0.02%	0.03%	0.09%

(Dollar amounts in millions)	NBAZ			NSB			Vectra			TCBW
	2021	2020	2019	2021	2020	2019	2021	2020	2019	2021	2020	2019
KEY FINANCIAL INFORMATION
Total average loans	$4,849	$5,099	$4,774	$3,015	$3,102	$2,630	$3,414	$3,401	$3,109	$1,569	$1,460	$1,194
Total average deposits	7,288	5,771	5,002	6,691	5,427	4,512	4,386	3,637	2,853	1,537	1,256	1,094
Income before income taxes	127	75	107	90	11	47	67	24	50	42	28	37
CREDIT QUALITY
Provision for credit losses	$(27)	$35	$2	$(35)	$37	$(1)	$(12)	$34	$3	$(3)	$7	$(1)
Net loan and lease charge-offs	(1)	1	—	1	(1)	(3)	—	14	2	1	—	—
Ratio of net charge-offs to average loans and leases	(0.02)%	0.02%	—%	0.03%	(0.03)%	(0.11)%	—%	0.41%	0.06%	0.06%	—%	—%
Allowance for credit losses	$38	$60	$32	$26	$59	$14	$37	$47	$27	$8	$11	$7
Ratio of allowance for credit losses to net loans and leases, at year-end	0.78%	1.18%	0.68%	0.86%	1.90%	0.53%	1.08%	1.38%	0.87%	0.51%	0.75%	0.59%
Nonperforming lending-related assets	$11	$17	$14	$24	$40	$27	$18	$19	$11	$1	$8	$4
Ratio of nonperforming lending-related assets to net loans and leases and other real estate owned	0.24%	0.34%	0.29%	0.85%	1.24%	1.00%	0.53%	0.56%	0.35%	0.06%	0.52%	0.33%
Accruing loans past due 90 days or more	$1	$—	$—	$—	$—	$—	$—	$1	$1	$—	$—	$—
Ratio of accruing loans past due 90 days or more to net loans and leases	0.02%	—%	0.02%	—%	—%	—%	—%	0.03%	—%	—%	—%	—%
Zions Bank
Zions Bank is headquartered in Salt Lake City, Utah, and conducts operations in Utah, Idaho, and Wyoming. If it were a separately chartered bank, it would be the second largest full-service commercial bank in Utah and the seventh largest in Idaho, as measured by domestic deposits in these states.
Zions Bank’s income before income taxes increased $86 million, or 29%, during 2021. The increase was primarily due to a $93 million decrease in the provision for credit losses, and a $27 million increase in noninterest income, partially offset by an $18 million increase in noninterest expense. The loan portfolio decreased $981 million during 2021, which consisted of decreases of $897 million and $108 million in commercial and CRE loans, respectively, partially offset by an increase of $24 million in consumer loans. The ratio of ACL to net loans and leases decreased to 1.08% at December 31, 2021, compared with 1.21%. Nonperforming lending-related assets decreased $8 million, or 8%, from the prior year. Deposits increased 25% in 2021.
Amegy Bank
Amegy Bank is headquartered in Houston, Texas. If it were a separately chartered bank, it would be the ninth largest full-service commercial bank in Texas as measured by domestic deposits in the state.
Amegy’s income before income taxes increased $185 million, or 104%, during 2021. The increase was primarily due to a $207 million decrease in the provision for credit losses, and an $8 million increase in noninterest income, partially offset by an $8 million increase in noninterest expense. The loan portfolio decreased $998 million during 2021, which consisted of decreases of $471 million, $427 million, and $100 million, in commercial, consumer, and CRE loans, respectively. The ratio of ACL to net loans and leases decreased to 1.05% at December 31, 2021,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
compared with 1.60%. Nonperforming lending-related assets decreased $41 million, or 31%, from the prior year. Deposits increased 18% in 2021.
California Bank & Trust
California Bank & Trust is headquartered in San Diego, California. If it were a separately chartered bank, it would be the 17th largest full-service commercial bank in California as measured by domestic deposits in the state.
CB&T’s income before income taxes increased $224 million, or 123%, during 2021. The increase was primarily due to a $198 million decrease in the provision for credit losses, and a $7 million increase in noninterest income, partially offset by a $6 million increase in noninterest expense. The loan portfolio increased $22 million during 2021, which consisted of increases of $242 million and $10 million in CRE and consumer loans, respectively, and a decrease of $230 million in commercial loans. The ratio of ACL to net loans and leases decreased to 0.70% at December 31, 2021, compared with 1.28%. Nonperforming lending-related assets decreased $15 million, or 27%, from the prior year. Deposits increased 11% in 2021.
National Bank of Arizona
National Bank of Arizona is headquartered in Phoenix, Arizona. If it were a separately chartered bank, it would be the fifth largest full-service commercial bank in Arizona as measured by domestic deposits in the state.
NBAZ’s income before income taxes increased $52 million, or 69%, during 2021. The increase was primarily due to a $62 million decrease in the provision for credit losses, and a $5 million increase in noninterest income, partially offset by an increase of $4 million in noninterest expense. The loan portfolio decreased $438 million during 2021, which consisted of decreases of $291 million, $104 million, and $43 million, in commercial, consumer, and CRE loans, respectively. The ratio of ACL to net loans and leases decreased to 0.78% at December 31, 2021, compared with 1.18%. Nonperforming lending-related assets decreased $6 million, or 35%, from the prior year. Deposits increased 26% in 2021.
Nevada State Bank
Nevada State Bank is headquartered in Las Vegas, Nevada. If it were a separately chartered bank, it would be the sixth largest full-service commercial bank in Nevada as measured by domestic deposits in the state.
NSB’s income before income taxes increased $79 million, or 718%, during 2021. The increase was primarily due to a $72 million decrease in the provision for credit losses, and an increase of $7 million in noninterest income, partially offset by an increase of $1 million in noninterest expense. The loan portfolio decreased $415 million during 2021, which consisted of decreases of $394 million and $59 million in commercial and consumer loans, respectively, partially offset by an increase of $38 million in CRE loans. The ratio of ACL to net loans and leases decreased to 0.86% at December 31, 2021, compared with 1.90%. Nonperforming lending-related assets decreased $16 million, or 40%, from the prior year. Deposits increased 27% in 2021.
On February 11, 2022, NSB announced that it has entered into an agreement to purchase three Northern Nevada branches and their associated deposit, credit card, and loan accounts. In addition to the three branches, the purchase includes approximately $480 million in deposits and $110 million in commercial and consumer loans. The transaction is expected to be completed by the third quarter of 2022, subject to customary closing conditions and regulatory approval.
Vectra Bank Colorado
Vectra Bank Colorado is headquartered in Denver, Colorado. If it were a separately chartered bank, it would be the tenth largest full-service commercial bank in Colorado as measured by domestic deposits in the state.
Vectra’s income before income taxes increased $43 million, or 179%, during 2021. The increase was primarily due to a $46 million decrease in the provision for credit losses, and an increase of $1 million in noninterest income, partially offset by a $5 million increase in noninterest expense. The loan portfolio decreased $15 million during 2021, which consisted of decreases of $42 million and $18 million in consumer and CRE loans, respectively,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
partially offset by an increase of $45 million in commercial loans. The ratio of ACL to net loans and leases decreased to 1.08% at December 31, 2021, compared with 1.38%. Nonperforming lending-related assets decreased $1 million, or 5%, from the prior year. Deposits increased 10% in 2021.
The Commerce Bank of Washington
The Commerce Bank of Washington is headquartered in Seattle, Washington, and operates in Washington under The Commerce Bank of Washington name and in Portland, Oregon, under The Commerce Bank of Oregon name. Its business strategy focuses primarily on serving the financial needs of commercial businesses, including professional services firms. If it were a separately chartered bank, it would be the 24th largest full-service commercial bank in Washington and the 35th largest in Oregon, as measured by domestic deposits in these states.
TCBW’s income before income taxes increased $14 million, or 50%, during 2021. The increase was primarily due to a $10 million decrease in the provision for credit losses. The loan portfolio increased $71 million during 2021, which consisted of increases of $84 million and $12 million in CRE and commercial loans, respectively, partially offset by a decrease of $25 million in consumer loans. The ratio of ACL to net loans and leases decreased to 0.51% at December 31, 2021, compared with 0.75%. Nonperforming lending-related assets decreased $7 million, or 88%, from the prior year. Deposits increased 20% in 2021.
BALANCE SHEET ANALYSIS
Interest-earning Assets
Interest-earning assets are assets that have associated interest rates or yields, and generally consist of money market investments, securities, loans, and leases. We strive to maintain a high level of interest-earning assets relative to total assets. For more information regarding the average balances, associated revenue generated, and the respective yields of our interest-earning assets, see Schedule 7 on page 32.
AVERAGE OUTSTANDING LOANS AND DEPOSITS
(at December 31)
Investment Securities Portfolio
We invest in securities to generate interest income and to actively manage liquidity, interest rate, and credit risk. Refer to the “Liquidity Risk Management” section on page 62 for additional information about how we manage our liquidity risk. The following schedule presents the components of our investment securities portfolio. See Note 3

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
and Note 5 of the Notes to Consolidated Financial Statements for more information on fair value measurements and the accounting for our investment securities portfolio.
Schedule 14
INVESTMENT SECURITIES PORTFOLIO

	December 31, 2021			December 31, 2020
(In millions)	Par Value	Amortized cost	Fair value	Par Value	Amortized cost	Fair value
Held-to-maturity
Municipal securities	$441	$441	$443	$636	$636	$640
Available-for-sale
U.S. Treasury securities	155	155	134	205	205	192
U.S. Government agencies and corporations:
Agency securities	833	833	845	1,051	1,051	1,091
Agency guaranteed mortgage-backed securities	20,340	20,549	20,387	11,259	11,439	11,693
Small Business Administration loan-backed securities	867	938	912	1,103	1,195	1,160
Municipal securities	1,489	1,652	1,694	1,237	1,352	1,420
Other debt securities	75	75	76	175	175	175
Total available-for-sale	23,759	24,202	24,048	15,030	15,417	15,731
Total HTM and AFS investment securities	$24,200	$24,643	$24,491	$15,666	$16,053	$16,371
The amortized cost of investment securities increased 54% from the prior year, and approximately 11% of the total investment securities are floating rate at December 31, 2021, compared with 23% at December 31, 2020.
The investment securities portfolio includes $443 million of net premium that is distributed across various asset classes. Total premium amortization for our investment securities was $110 million in 2021, compared with $105 million in 2020.
At December 31, 2021, based on the GAAP fair value hierarchy, 0.6% and 99.4% of the AFS securities portfolio was valued at Level 1 and Level 2, respectively, compared with 1.2% and 98.8% at December 31, 2020. None of the AFS securities portfolio was valued at Level 3 for either period. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.
Exposure to Municipalities
We provide products and services to state and local governments (referred to collectively as “municipalities”), including deposit services, loans, and investment banking services. We also invest in securities issued by municipalities. Schedule 15 summarizes our exposure to state and local municipalities:
Schedule 15
MUNICIPALITIES

	December 31,
(In millions)	2021	2020

Loans and leases	$3,659	$2,951
Held-to-maturity – municipal securities	441	636
Available-for-sale – municipal securities	1,694	1,420
Trading account – municipal securities	355	149
Unfunded lending commitments	280	359
Total direct exposure to municipalities	$6,429	$5,515

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The municipal loan and lease portfolio is primarily secured by general obligations of municipal entities. Other types of collateral also include real estate, revenue pledges, or equipment. Our municipal loans and securities primarily relate to municipalities located within our geographic footprint. At December 31, 2021, no municipal loans were on nonaccrual. Municipal securities are internally graded, similar to loans, using risk-grading systems which vary based on the size and type of credit risk exposure. The internal risk grades assigned to our municipal securities follow our definitions of Pass, Special Mention, and Substandard, which are consistent with published definitions of regulatory risk classifications. At December 31, 2021, all municipal securities were graded as Pass. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans and securities.
Loan and Lease Portfolio
At December 31, 2021 and 2020, the ratio of loans and leases to total assets was 55% and 66%, respectively. The largest loan category was commercial and industrial loans, which constituted 27% and 25% of our total loan portfolio for the same time periods.
Schedule 16 presents our outstanding loan portfolio by type and contractual maturity. This schedule also reflects the repricing characteristics of these loans. In a small number of cases, we have hedged the repricing characteristics of our variable-rate loans as more fully described in “Interest Rate Risk” on page 60.
Schedule 16
LOAN AND LEASE PORTFOLIO BY TYPE AND MATURITY

	December 31, 2021					December 31,
(In millions)	One year or less	One year through five years	Five years through fifteen years	Over fifteen years	Total	2020	2019	2018	2017
Commercial:
Commercial and industrial	$3,675	$8,085	$2,060	$47	$13,867	$13,444	$14,760	$14,513	$14,003
PPP	—	1,855	—	—	1,855	5,572	—	—	—
Leasing	326	1	—	—	327	320	334	327	364
Owner-occupied	443	1,376	5,382	1,532	8,733	8,185	7,901	7,661	7,288
Municipal	215	530	2,073	840	3,658	2,951	2,393	1,661	1,271
Total commercial	4,659	11,847	9,515	2,419	28,440	30,472	25,388	24,162	22,926
Commercial real estate:
Construction and land development	789	1,828	75	65	2,757	2,345	2,211	2,186	2,021
Term	1,581	4,921	2,818	121	9,441	9,759	9,344	8,939	9,103
Total commercial real estate	2,370	6,749	2,893	186	12,198	12,104	11,555	11,125	11,124
Consumer:
Home equity credit line	11	19	83	2,903	3,016	2,745	2,917	2,937	2,777
1-4 family residential	40	34	230	5,746	6,050	6,969	7,568	7,176	6,662
Construction and other consumer real estate	2	10	15	611	638	630	624	643	597
Bankcard and other revolving plans	329	67	—	—	396	432	502	491	509
Other	13	73	27	—	113	124	155	180	185
Total consumer	395	203	355	9,260	10,213	10,900	11,766	11,427	10,730
Total net loans and leases	$7,424	$18,799	$12,763	$11,865	$50,851	$53,476	$48,709	$46,714	$44,780
Loans maturing:
With fixed interest rates	$2,146	$4,275	$5,865	$1,328	$13,614
With variable interest rates	5,278	14,524	6,898	10,537	37,237
Total	$7,424	$18,799	$12,763	$11,865	$50,851

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The loan and lease portfolio decreased $2.6 billion from December 31, 2020, primarily due to the forgiveness of PPP loans. Excluding PPP loans, commercial loans increased $1.7 billion, driven largely by increases in municipal loans, owner-occupied loans, and commercial and industrial loans of $0.7 billion, $0.5 billion and $0.4 billion, respectively. Commercial real estate construction and land development loans increased $0.4 billion, while term commercial real estate loans decreased $0.3 billion. Consumer loans decreased $0.7 billion, primarily due to a $0.9 billion decline in 1-4 family residential mortgage loans, partially offset by a $0.3 billion increase in home equity credit lines (“HECL”).
Other Noninterest-bearing Investments
Other noninterest-bearing investments are equity investments that do not generally provide interest income, but are held primarily for capital appreciation, dividends, or for certain regulatory requirements. Schedule 17 summarizes our related investments:
Schedule 17
OTHER NONINTEREST-BEARING INVESTMENTS

	December 31,		Amount change	Percent change
(Dollar amounts in millions)	2021	2020

Bank-owned life insurance	$537	$532	$5	1%
Federal Home Loan Bank stock	11	11	—	—
Federal Reserve stock	81	98	(17)	(17)
Farmer Mac stock	19	28	(9)	(32)
SBIC investments	179	135	44	33
Other	24	13	11	85
Total other noninterest-bearing investments	$851	$817	$34	4%
Total other noninterest-bearing investments increased $34 million, or 4%, during 2021, primarily due a net $23 million unrealized gain related to our investment in Recursion Pharmaceuticals, Inc., which completed an IPO in the second quarter of 2021.
Premises, Equipment, and Software
Net premises, equipment, and software increased $110 million, or 9.1%, during 2021, primarily due to capitalized construction costs related to the completion of our new Corporate Technology Center. During 2020, we announced the construction of a 400,000 square-foot technology campus in Midvale, Utah. The campus is expected to be completed in mid-2022 and will be our primary technology and operations center, accommodating more than 2,000 employees. The new campus will allow us to achieve significant efficiencies by eliminating a number of smaller facilities totaling 520,000 square feet and reducing related occupancy costs by more than 20%. During 2021, we sold a substantial portion of our smaller technology and operations facilities, resulting in net gains on sale of $12 million.
In 2020, we announced the construction of a new corporate center for Vectra in Denver, Colorado. The 127,000 square-foot, nine-story, mixed-use building is scheduled to open in late-2022. We are also in the final phase of a three-phase project to replace our core loan and deposit banking systems, and are on track to convert our deposit servicing system by 2023. Capitalized costs associated with the core system replacement project generally carry a useful life of ten years, and are summarized in the following schedule.
Schedule 18
CAPITALIZED COSTS ASSOCIATED WITH THE CORE SYSTEM REPLACEMENT PROJECT

	December 31, 2021
(In millions)	Phase 1	Phase 2	Phase 3	Total

Total capitalized costs, less accumulated depreciation	$38	$64	$154	$256

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Deposits
Deposits are our primary funding source. The following schedule presents our deposits by category and percentage of total deposits:
Schedule 19
DEPOSITS

	December 31, 2021		December 31, 2020
(Dollar amounts in millions)	Amount	% of total deposits	Amount	% of total deposits

Noninterest-bearing demand	$41,053	49.6%	$32,494	46.7%
Interest-bearing:
Savings and money market	40,114	48.4	34,571	49.6
Time	1,622	2.0	2,588	3.7
Total deposits	$82,789	100.0%	$69,653	100.0%
Total deposits increased $13.1 billion, or 19%, in 2021, primarily due to an $8.6 billion increase in noninterest-bearing deposits. When combined, savings and money market deposits and noninterest-bearing deposits comprised 98% and 96% of total deposits at December 31, 2021 and 2020, respectively. Total deposits included $0.4 billion and $1.3 billion of brokered deposits for the same time periods.
Total U.S. time deposits that exceed the current FDIC insurance limit of $250,000 were $563 million and $547 million at December 31, 2021 and 2020, respectively. The estimated total amount of uninsured deposits, including related interest accrued and unpaid, was $49 billion and $38 billion at December 31, 2021 and 2020, respectively.
See Notes 12 and 13 of the Notes to Consolidated Financial Statements and “Liquidity Risk Management” on page 62 for additional information on funding and borrowed funds.
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
In support of management's efforts, the Board has established certain committees to oversee our risk management processes. The Audit Committee oversees financial reporting risk, and the Risk Oversight Committee (“ROC”) oversees the other risk management processes. The ROC meets on a regular basis to monitor and review Enterprise Risk Management (“ERM”) activities. As required by its charter, the ROC provides oversight for various ERM activities and approves ERM policies and activities as detailed in the ROC charter.
We employ various strategies to reduce the risks to which our operations are exposed, including credit risk, market and interest rate risk, liquidity risk, strategic and business risk, operational risk, technology risk, cyber risk, capital/financial reporting risk, legal/compliance risk (including regulatory risk), and reputational risk. These risks are overseen by various management committees of which the Enterprise Risk Management Committee is the focal point.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Credit Risk Management
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. Credit risk arises primarily from our lending activities, as well as from off-balance sheet credit instruments.
The Board, through the ROC, is responsible for approving the overall credit policies relating to the management of credit risk. The ROC also oversees and monitors adherence to key credit policies and the credit risk appetite as defined in the Risk Management Framework. The Board has delegated responsibility for managing credit risk and approving changes to credit policies to the Chief Credit Officer, who chairs the Credit Risk Committee.
Credit policies, credit risk management, and credit examination functions inform and support the oversight of credit risk. Our credit policies emphasize strong underwriting standards and early detection of potential problem credits in order to develop and implement action plans on a timely basis to mitigate potential losses. These formal credit policies and procedures provide us with a framework for consistent underwriting and a basis for sound credit decisions at the local banking affiliate level.
Our credit policies and practices are also designed to help manage potential risks, including those arising from environmental issues. Environmental risk related to our lending practices is primarily covered in our environmental credit policy and by our environmental subject matter experts and manager. The extent of environmental due diligence performed by our environmental risk team is based on the risks identified at each property and the loan amount. The extension of credit to certain borrowers, or those connected with certain activities, may be restricted or require escalated approval, by policy, because of various environmental risks.
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
Our overall credit risk management strategy includes diversification of our loan portfolio. Our business activity is conducted primarily within the geographic footprint of our banking affiliates. We seek to avoid the risk of undue concentrations of credit in any particular industry, collateral type, location, or with any individual customer or counterparty. We have certain significant concentrations, including CRE and oil and gas-related lending. We have adopted and adhere to concentration limits on leveraged lending, municipal lending, oil and gas-related lending, and various types of CRE lending, particularly construction and land development lending. Concentration limits are regularly monitored and revised as necessary.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Schedule 20 presents the composition of our loan and lease portfolio.
Schedule 20
LOAN AND LEASE PORTFOLIO

	December 31, 2021		December 31, 2020
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$13,867	27.3%	$13,444	25.1%
PPP	1,855	3.6	5,572	10.5
Leasing	327	0.6	320	0.6
Owner-occupied	8,733	17.2	8,185	15.3
Municipal	3,658	7.2	2,951	5.5
Total commercial	28,440	55.9	30,472	57.0
Commercial real estate:
Construction and land development	2,757	5.4	2,345	4.4
Term	9,441	18.6	9,759	18.2
Total commercial real estate	12,198	24.0	12,104	22.6
Consumer:
Home equity credit line	3,016	5.9	2,745	5.2
1-4 family residential	6,050	11.9	6,969	13.0
Construction and other consumer real estate	638	1.3	630	1.2
Bankcard and other revolving plans	396	0.8	432	0.8
Other	113	0.2	124	0.2
Total consumer	10,213	20.1	10,900	20.4
Total net loans and leases	$50,851	100.0%	$53,476	100.0%
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the SBA, Federal Housing Authority, U.S. Department of Veterans Affairs, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At December 31, 2021, $2.3 billion of these loans were guaranteed, primarily by the SBA. The following schedule presents the composition of U.S. government agency guaranteed loans and includes $1.9 billion of the previously mentioned PPP loans.
Schedule 21
U.S. GOVERNMENT AGENCY GUARANTEES

(Dollar amounts in millions)	December 31, 2021	Percent guaranteed	December 31, 2020	Percent guaranteed

Commercial	$2,410	95%	$6,116	98%
Commercial real estate	22	73	18	72
Consumer	5	100	5	100
Total loans	$2,437	94%	$6,139	98%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Commercial Lending
The following schedule provides information regarding lending exposures to certain industries in our commercial lending portfolio.
Schedule 22
COMMERCIAL LENDING BY INDUSTRY GROUP 1

	December 31, 2021		December 31, 2020
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,536	8.9%	$2,408	7.9%
Retail trade	2,412	8.5	2,736	9.0
Manufacturing	2,374	8.3	2,480	8.1
Healthcare and social assistance	2,349	8.2	2,686	8.8
Finance and insurance	2,303	8.1	2,115	6.9
Public Administration	1,959	6.9	1,512	5.0
Wholesale trade	1,701	6.0	1,735	5.7
Construction	1,456	5.1	2,001	6.6
Utilities [2]	1,446	5.1	1,507	4.9
Hospitality and food services	1,353	4.8	1,545	5.1
Transportation and warehousing	1,273	4.5	1,526	5.0
Other Services (except Public Administration)	1,213	4.2	1,207	4.0
Mining, quarrying, and oil and gas extraction	1,185	4.2	1,236	4.1
Educational services	1,163	4.1	1,181	3.9
Professional, scientific, and technical services	1,084	3.8	1,598	5.2
Other [3]	2,633	9.3	2,999	9.8
Total	$28,440	100.0%	$30,472	100.0%
1 Industry groups are determined by North American Industry Classification System (NAICS) codes.
2 Includes primarily utilities, power, and renewable energy.
3 No other industry group individually exceeds 2.7%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Commercial Real Estate Loans
The following schedule presents credit quality information for our CRE loan portfolio segmented by real estate category and collateral location.
Schedule 23
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington/Oregon	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	12/31/2021	$1,038	$3,331	$508	$653	$1,606	$1,408	$444	$453	$9,441	77.4%
% of loan type		11.0%	35.3%	5.4%	6.9%	17.0%	14.9%	4.7%	4.8%	100.0%
Delinquency rates: [2]
30-89 days	12/31/2021	—%	0.2%	0.2%	—%	—%	0.1%	—%	—%	0.1%
	12/31/2020	0.7%	1.1%	—%	—%	0.7%	—%	—%	0.2%	0.6%
≥ 90 days	12/31/2021	—%	0.1%	—%	—%	0.2%	—%	—%	—%	0.1%
	12/31/2020	0.1%	0.2%	—%	—%	—%	0.2%	—%	0.2%	0.1%
Accruing loans past due 90 days or more	12/31/2021	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2020	—	4	—	—	—	—	—	—	4
Nonaccrual loans	12/31/2021	—	3	—	—	17	—	—	—	20
	12/31/2020	1	5	—	—	18	6	—	1	31
Commercial construction and land development [3]
Balance outstanding	12/31/2021	$242	$405	$94	$107	$475	$543	$181	$40	$2,087	17.1%
% of loan type		11.6%	19.4%	4.5%	5.1%	22.8%	26.0%	8.7%	1.9%	100.0%
Delinquency rates: [2]
30-89 days	12/31/2021	—%	—%	—%	—%	—%	—%	13.2%	—%	0.9%
	12/31/2020	—%	—%	—%	—%	—%	—%	—%	—%	—%
≥ 90 days	12/31/2021	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2020	—%	—%	—%	—%	—%	—%	3.9%	—%	0.2%
Accruing loans past due 90 days or more	12/31/2021	$—	$—	$—	$—	$—	$—	$—	$—	$—
	12/31/2020	—	—	—	—	—	—	4	—	4
Residential construction and land development [3]
Balance outstanding	12/31/2021	$82	$167	$44	$2	$162	$167	$9	$37	$670	5.5%
% of loan type		12.3%	25.0%	6.6%	0.2%	24.2%	24.9%	1.3%	5.5%	100.0%

Total construction and land development	12/31/2021	$324	$572	$138	$109	$637	$710	$190	$77	$2,757
Total commercial real estate	12/31/2021	$1,362	$3,903	$646	$762	$2,243	$2,118	$634	$530	$12,198	100.0%
1No other geography exceeds $65 million for all three loan types.
2Delinquency rates include nonaccrual loans.
3At December 31, 2021 and 2020, there was no meaningful nonaccrual activity for commercial construction and land development loans, nor delinquency or nonaccrual activity for residential construction and land development loans.
At December 31, 2021, our CRE construction and land development and term loan portfolios represented approximately 24% of the total loan portfolio. The majority of our CRE loans are secured by real estate, which is primarily located within our geographic footprint. Approximately 19% of the CRE loan portfolio matures in the next 12 months. Construction and land development loans generally mature in 18 to 36 months and contain full or partial recourse guarantee structures with one- to five-year extension options or roll-to-perm options that often result in term debt. Term CRE loans generally mature within a three- to seven-year period and consist of full, partial, and nonrecourse guarantee structures. Typical term CRE loan structures include annually tested operating covenants that require loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value tests.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Approximately $160 million, or 6%, of the commercial construction and land development portfolio at December 31, 2021 consists of acquisition and development loans. Most of these acquisition and development loans are secured by specific retail, apartment, office, or other projects.
Underwriting on commercial properties is primarily based on the economic viability of the project with significant consideration given to the creditworthiness and experience of the sponsor. We generally require that the owner’s equity be injected prior to bank advances. Re-margining requirements (required equity infusions upon a decline in value or cash flow of the collateral) are often included in the loan agreement along with guarantees of the sponsor. Consideration of projected cash flows is critical when underwriting commercial properties, as these cash flows ultimately support a project’s debt service. Therefore, in most projects (with the exception of multi-family and hospitality construction projects), we require substantial pre-leasing or leasing in our underwriting, and we generally require a minimum projected stabilized debt service coverage ratio of 1.20 or higher, depending on the project asset class.
Within the residential construction and development sector, many of the requirements previously mentioned, such as creditworthiness and experience of the developer, up-front injection of the developer’s equity, principal curtailment requirements, and the viability of the project are also important in underwriting a residential development loan. Consideration is also given to the expected market acceptance of the product, location, strength of the developer, and the ability of the developer to stay within budget. Progress inspections by qualified independent inspectors are routinely performed before disbursements are made.
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
In general, we obtain and consider updated financial information for the guarantor as part of our determination to extend credit. The quality and frequency of financial reporting collected and analyzed varies depending on the contractual requirements for reporting, the size of the transaction, and the strength of the guarantor.
Complete underwriting of the guarantor includes, but is not limited to, an analysis of the guarantor’s current financial statements, tax returns, leverage, liquidity (brokerage) confirmations, global cash flow, global debt service coverage, and contingent liabilities. The assessment also includes a qualitative analysis of the guarantor’s willingness to perform in the event of a problem and demonstrated history of performing in similar situations.
A qualitative assessment is performed on a case-by-case basis to evaluate the guarantor’s experience, performance track record, reputation, and willingness to work with us. We also utilize market information sources, rating, and scoring services in our assessment. This qualitative analysis, coupled with a documented quantitative ability to

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
support the loan, may result in a higher-quality internal loan grade, which may ultimately reduce the level of allowance we estimate.
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
Consumer Loans
We generally originate first-lien residential home mortgages considered to be of prime quality. We typically hold variable-rate loans in our portfolio and sell “conforming” fixed-rate loans to third parties, including Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, for which we make representations and warranties that the loans meet certain underwriting and collateral documentation standards.
We also originate home equity credit lines (“HECL”). At December 31, 2021 and 2020, our HECL portfolio totaled $3.0 billion and $2.7 billion, respectively. The following schedule presents the composition of our HECL portfolio by lien status.
Schedule 24
HECL PORTFOLIO BY LIEN STATUS

	December 31,
(In millions)	2021	2020

Secured by first liens	$1,503	$1,354
Secured by second (or junior) liens	1,513	1,391
Total	$3,016	$2,745
At December 31, 2021, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value (“CLTV”) ratios above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral-value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores.
Approximately 90% of our HECL portfolio is still in the draw period, and approximately 19% of those loans are scheduled to begin amortizing within the next five years. We believe the risk of loss and borrower default in the event of a loan becoming fully amortizing and the effect of significant interest rate changes is minimal. The ratio of HECL net charge-offs for the trailing twelve months to average balances at December 31, 2021 and 2020 was (0.01)% for both periods. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of the HECL portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned (“OREO”) decreased to 0.53% at December 31, 2021, compared with 0.69% at December 31, 2020.
Total nonaccrual loans at December 31, 2021 decreased to $271 million from $367 million, reflecting credit quality improvements across most of our loan portfolios.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The following schedule presents our nonperforming assets:
Schedule 25
NONPERFORMING ASSETS

(Dollar amounts in millions)	December 31,
	2021	2020	2019	2018	2017
Nonaccrual loans:
Loans held for sale	$—	$—	$—	$6	$12
Commercial:
Commercial and industrial	124	140	110	82	195
PPP	3	—	—	—	—
Leasing	—	—	—	2	8
Owner-occupied	57	76	65	67	90
Municipal	—	—	—	1	1
Commercial real estate:
Construction and land development	—	—	—	—	4
Term	20	31	16	38	36
Consumer:
Real estate	66	119	52	55	68
Other	1	1	—	1	—
Nonaccrual loans	271	367	243	252	414
Other real estate owned[1]:
Commercial:
Commercial properties	1	4	5	2	3
Developed land	—	—	1	—	—
Land	—	—	1	—	—
Residential:
1-4 family	—	—	1	2	1
Other real estate owned	1	4	8	4	4
Total nonperforming assets	$272	$371	$251	$256	$418
Accruing loans past due 90 days or more:
Commercial:	$7	$2	$9	$7	$17
Commercial real estate	—	8	—	1	2
Consumer	1	2	1	2	3
Total	$8	$12	$10	$10	$22
Ratio of nonaccrual loans to net loans and leases[2]	0.53%	0.69%	0.50%	0.54%	0.92%
Ratio of nonperforming assets to net loans and leases[2] and other real estate owned	0.53%	0.69%	0.51%	0.55%	0.93%
Ratio of accruing loans past due 90 days or more to net loans and leases[2]	0.02%	0.02%	0.02%	0.02%	0.05%
1 Does not include banking premises held for sale.
2 Includes loans held for sale.
Troubled Debt Restructured Loans
Loans may be modified in the normal course of business for competitive reasons or to strengthen our collateral position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which we have granted a concession that we would not otherwise consider, are classified as troubled debt restructurings (“TDRs”). TDRs totaled $326 million at December 31, 2021, compared with $311 million at December 31, 2020. Modifications that qualified for applicable accounting and regulatory exemptions for borrowers experiencing financial difficulties exclusively related to the COVID-19 pandemic were not classified and reported as TDRs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
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
Schedule 26
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

	December 31,
(In millions)	2021	2020	2019	2018	2017

Restructured loans – accruing	$221	$198	$78	$112	$139
Restructured loans – nonaccruing	105	113	75	90	87
Total	$326	$311	$153	$202	$226
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.
Schedule 27
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

(In millions)	2021	2020

Balance at beginning of year	$311	$153
New identified troubled debt restructuring and principal increases	235	270
Payments and payoffs	(117)	(51)
Charge-offs	(3)	(49)
No longer reported as troubled debt restructuring	(86)	(2)
Sales and other	(14)	(10)
Balance at end of year	$326	$311
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Schedule 28
SUMMARY OF CREDIT LOSS EXPERIENCE

(Dollar amounts in millions)	2021	2020	2019	2018	2017
Loans and leases outstanding, on December 31,	$50,851	$53,476	$48,709	$46,714	$44,780
Average loans and leases outstanding:
Commercial - excluding PPP loans	25,014	25,193	24,990	23,333	22,116
Commercial - PPP loans	4,566	4,534	—	—	—
Commercial real estate	12,136	11,854	11,675	11,079	11,184
Consumer	10,267	11,435	11,600	11,013	10,201
Total average loans and leases outstanding	$51,983	$53,016	$48,265	$45,425	$43,501
Allowance for loan and lease losses:
Balance at beginning of year [1]	$777	$497	$495	$518	$567
Provision for loan losses	(258)	385	37	(39)	24
Charge-offs:
Commercial	35	113	57	46	118
Commercial real estate	—	1	4	5	9
Consumer	13	14	17	18	17
Total	48	128	78	69	144
Recoveries:
Commercial	29	14	25	68	46
Commercial real estate	3	—	6	9	14
Consumer	10	9	10	8	11
Total	42	23	41	85	71
Net loan and lease charge-offs	6	105	37	(16)	73
Balance at end of year	$513	$777	$495	$495	$518
Reserve for unfunded lending commitments:
Balance at beginning of year [1]	$58	$29	$57	$58	$65
Provision for unfunded lending commitments	(18)	29	2	(1)	(7)
Balance at end of year	$40	$58	$59	$57	$58
Total allowance for credit losses:
Allowance for loan and lease losses	$513	$777	$495	$495	$518
Reserve for unfunded lending commitments	40	58	59	57	58
Total allowance for credit losses	$553	$835	$554	$552	$576

Ratio of allowance for credit losses to net loans and leases, on December 31, [2]	1.09%	1.56%	1.14%	1.18%	1.29%
Ratio of allowance for credit losses to nonaccrual loans, on December 31,	171%	228%	228%	224%	143%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more, on December 31,	166%	220%	219%	216%	136%
Ratio of total net charge-offs to average total loans and leases [3]	0.01%	0.20%	0.08%	(0.04)%	0.17%
Ratio of commercial net charge-offs to average commercial loans	0.02%	0.33%	0.13%	(0.09)%	0.33%
Ratio of commercial real estate net charge-offs to average commercial real estate loans	(0.02)%	0.01%	(0.02)%	(0.04)%	(0.04)%
Ratio of consumer net charge-offs to average consumer loans	0.03%	0.04%	0.06%	0.09%	0.06%
1 Beginning balances at January 1, 2020 for the allowance for loan and lease losses and reserve for unfunded lending commitments do not agree to their respective ending balances at December 31, 2019 because of the adoption of the CECL accounting standard.
2 The ratio of allowance for credit losses to net loans and leases (ex-PPP loans), at December 31, 2021 and 2020 was 1.13% and 1.74%, respectively.
3 The ratio of total net charge-offs to average loans and leases (ex-PPP loans), at December 31, 2021 and 2020 was 0.01% and 0.22%, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Schedule 29
ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
	2021		2020		2019		2018		2017
(Dollar amounts in millions)	% of total loans	Allocation of ACL	% of total loans	Allocation of ACL	% of total loans	Allocation of ACL	% of total loans	Allocation of ACL	% of total loans	Allocation of ACL
Loan segment
Commercial	59.7%	$330	57.0%	$494	52.1%	$380	51.7%	$371	51.2%	$419
Commercial real estate	21.3	118	22.6	191	23.7	121	23.8	127	24.8	113
Consumer	19.0	105	20.4	150	24.2	53	24.5	54	24.0	44
Total	100.0%	$553	100.0%	$835	100.0%	$554	100.0%	$552	100.0%	$576
The total ACL decreased $282 million during 2021, primarily due to improvements in economic forecasts and credit quality, compared with the economic stress caused by the COVID-19 pandemic in the prior year period. Due to the adoption of the CECL standard in 2020, the ACL is not comparable to periods presented prior to that time.
The RULC represents a reserve for potential losses associated with off-balance sheet loan commitments and standby letters of credit, and decreased $18 million during 2021. The reserve is separately recorded on the consolidated balance sheet in “Other liabilities,” and any related increases or decreases in the reserve are recorded on the consolidated income statement in “Provision for unfunded lending commitments.”
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
Our Board approves the overall policies relating to the management of our financial risk, including interest rate and market risk management. The Board has delegated the responsibility of managing our interest rate and market risk to the Asset/Liability Committee (“ALCO”), which consists of members of management. ALCO establishes and periodically revises policy limits and reviews with the ROC the limits and limit exceptions reported by management.
Interest Rate Risk
Interest rate risk is one of the most significant risks to which we are regularly exposed. We strive to position the Bank for interest rate changes and manage the balance sheet sensitivity to reduce net interest income volatility. We generally have granular, stable deposit funding. Much of this funding has an indeterminate life with no maturity and can be withdrawn at any time. However, because most deposits come from household and business accounts, their duration is generally long, compared with the short duration of our loan portfolio. As such, we are naturally “asset-sensitive” — meaning that our assets are expected to reprice faster or more significantly than our liabilities. In previous interest rate environments, we have added (1) interest rate swaps to synthetically increase the duration of the loan portfolio, (2) longer-duration securities, and (3) longer-duration loans to reduce the asset sensitivity to a level where an increase in interest rates of 100 basis points would result in only a slightly positive change in net interest income. During the COVID-19 pandemic with short-term interest rates at or near zero, we judged the risk-reward profile to be in favor of allowing the balance sheet to become significantly more asset-sensitive. We increased our investment securities portfolio during 2021 and added interest rate swaps in part to prevent the Bank from becoming even more asset-sensitive.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Asset sensitivity to rising rates is dependent upon assumptions we use for deposit runoff and repricing behavior. As rapid growth in new deposits has led to more uncertainty in future behavior, these assumptions have become more significant. Average total deposits increased 20% from the prior year, and a significant portion of the deposits were invested in money market investments, resulting in increased asset sensitivity to rising rates. We are less asset-sensitive to declining rates than rising rates due to the limited amount of compression that could occur between the spread of the cost of deposits and the yield on money market investments.
The following schedule presents derivatives utilized in our asset-liability management activities that are designated in qualifying hedging relationships at December 31, 2021. Included are the average outstanding derivative notional amounts for each period presented and the weighted average fixed-rate paid or received for each category of cash flow and fair value hedge.
Schedule 30
DERIVATIVES DESIGNATED IN QUALIFYING HEDGING RELATIONSHIPS

	2022				2023				2024	2025
(Dollar amounts in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Cash flow hedges
Cash flow asset hedges [1]
Average outstanding notional	$3,312	$2,878	$3,683	$4,416	$4,350	$4,183	$4,183	$4,183	$3,725	$2,242
Weighted-average fixed-rate received	1.80%	1.36%	1.26%	1.24%	1.20%	1.16%	1.16%	1.16%	1.05%	1.08%
	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031
Fair value hedges
Fair value debt hedges [2]
Average outstanding notional	$500	$500	$500	$500	$500	$500	$500	$500	$—	$—
Weighted-average fixed-rate received	1.70%	1.70%	1.70%	1.70%	1.70%	1.70%	1.70%	1.70%	—%	—%
Fair value asset hedges [3]
Average outstanding notional	$479	$479	$478	$478	$478	$477	$475	$474	$473	$470
Weighted-average fixed-rate paid	1.16%	1.16%	1.16%	1.16%	1.16%	1.16%	1.16%	1.16%	1.16%	1.16%
1 Cash flow hedges consist of receive-fixed swaps hedging pools of floating-rate loans. Increases in the average outstanding notional are due to forward-starting interest rate swaps.
2 Fair value debt hedges consist of receive-fixed swaps hedging fixed-rate debt. The $500 million fair value debt hedge matures at the end of July 2029.
3 Fair value assets hedges consist of pay-fixed swaps hedging AFS fixed-rate securities.
Interest Rate Risk Measurement
We monitor interest rate risk through the use of two complementary measurement methods: net interest income simulation, or Earnings at Risk (“EaR”), and Economic Value of Equity at Risk (“EVE”). EaR measures the expected change in near-term (one year) net interest income in response to changes in interest rates. EVE measures the expected changes in the fair value of equity in response to changes in interest rates.
EaR is an estimate of the change in total net interest income that would be recognized under different interest rate environments over a one-year period. This simulated impact to net interest income due to a change in rates uses as its base a modeled net interest income that is not necessarily the same as the most recent year’s reported net interest income. Rather, EaR employs estimated net interest income under an unchanged interest rate scenario as the basis for comparison. The EaR process then simulates changes to the base net interest income under several interest rate scenarios, including parallel and nonparallel interest rate shifts across the yield curve, taking into account deposit repricing assumptions and estimates of the possible exercise of embedded options within the portfolio (e.g., a borrower’s ability to refinance a loan under a lower-rate environment). The EaR model does not contemplate

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
changes in fee income that are amortized into interest income (e.g., premiums, discounts, origination points and costs, etc.).
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
Estimating the impact on net interest income and EVE requires that we assess a number of variables and make various assumptions in managing our exposure to changes in interest rates. The assessments address deposit withdrawals and deposit product migration (e.g., customers moving money from checking accounts to certificates of deposit), competitive pricing (e.g., existing loans and deposits are assumed to roll into new loans and deposits at similar spreads relative to benchmark interest rates), loan and security prepayments, and the effects of other embedded options. As a result of uncertainty about the maturity and repricing characteristics of both deposits and loans, we also calculate the sensitivity of EaR and EVE results to key assumptions. As previously noted, most of our liabilities are comprised of indeterminate maturity and managed-rate deposits, such as checking, savings, and money market accounts, and therefore, the modeled results are highly sensitive to the assumptions used for these deposits and to prepayment assumptions used for assets with prepayment options. We use historical regression analysis as a guide for setting such assumptions; however, due to the current low-interest-rate environment, which has little historical precedent, estimated deposit behavior may not reflect actual future results. Additionally, competition for funding in the marketplace may produce changes to deposit pricing on interest-bearing accounts that are greater or less than changes in benchmark interest rates or the federal funds rate.
Under most rising interest rate scenarios, we would expect some customers to move balances from demand deposits to interest-bearing accounts such as money market, savings, or certificates of deposit. The models are particularly sensitive to the assumption about the rate of such migration.
In addition, we assume a correlation, often referred to as a “deposit beta,” with respect to interest-bearing deposits, wherein the rates paid to customers change at a different pace when compared with changes in average benchmark interest rates. Generally, certificates of deposit are assumed to have a high correlation, while interest-on-checking accounts are assumed to have a lower correlation. Actual results may differ materially due to factors including the shape of the yield curve, competitive pricing, money supply, our credit worthiness, and so forth; however, we use our historical experience as well as industry data to inform our assumptions.
The migration and correlation assumptions previously discussed result in deposit durations presented in the following schedule:
Schedule 31
DEPOSIT ASSUMPTIONS

	December 31, 2021		December 31, 2020
Product	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	3.6%	2.8%	4.6%	3.0%
Money market	1.7%	1.7%	3.4%	1.4%
Savings and interest-bearing	2.4%	2.2%	3.0%	2.2%
With interest rates forecast to rise more, the effective duration of deposits has shortened due to higher expected runoff and/or migration to more rate sensitive deposit products.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Incorporating the assumptions previously discussed, the following schedule presents EaR, or percentage change in net interest income, and our estimated percentage change in EVE; both EaR and EVE are based on a static balance sheet size under parallel interest rate changes ranging from -100 bps to +300 bps.
Schedule 32
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME AND CHANGE IN ECONOMIC VALUE OF EQUITY

	December 31, 2021					December 31, 2020
	Parallel shift in rates (in bps)[1]					Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300	-100	0	+100	+200	+300

Earnings at Risk (EaR)	(5.2)%	—%	11.2%	22.7%	33.6%	(2.9)%	—%	9.2%	18.0%	26.4%
Economic Value of Equity (EVE)	20.9%	—%	0.8%	(0.5)%	(1.2)%	13.0%	—%	12.0%	14.4%	16.1%
1 Assumes rates cannot go below zero in the negative rate shift.
For non-maturity, interest-bearing deposits, the weighted average modeled beta is 26%. If the weighted average deposit beta were to increase 11%, the EaR in the +100 bps rate shock would change from 11.2% to 9.0%.
The asset sensitivity, as measured by EaR, increased in 2021, primarily due to growth in demand deposits and money market investments. The EaR analysis focuses on parallel rate shocks across the term structure of rates. The yield curve typically does not move in a parallel manner. If we consider a steepener rate ramp where the short-term rate declines to zero but the ten-year rate moves to +200 bps, the increase in EaR is 59.5% less over 24 months compared with the parallel +200 bps rate ramp.
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
Our focus on business banking also plays a significant role in determining the nature of our asset-liability management posture. At December 31, 2021, $22 billion of our commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans, approximately 98% are tied to either the prime rate, LIBOR, or AMERIBOR. For these variable-rate loans, we have executed $3.1 billion of cash flow hedges by receiving fixed rates on interest rate swaps. Additionally, asset sensitivity is reduced due to $6 billion of variable-rate commercial and CRE loans being priced at floored rates at December 31, 2021, which were above the “index plus spread” rate by an average of 54 bps. At December 31, 2021, we also had $3 billion of variable-rate consumer loans scheduled to reprice in the next six months, and approximately $1 billion were priced at floored rates, which were above the “index plus spread” rate by an average of 31 bps. See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
LIBOR Exposure
LIBOR is being phased out globally, and U.S. banking regulators instructed banks to cease entering into new lending arrangements using LIBOR no later than December 31, 2021, and migrate to alternative reference rates no later than June 2023. To facilitate the transition process, we instituted an enterprise-wide program to identify, assess, and monitor risks associated with the expected discontinuance or unavailability of LIBOR, which includes active engagement with industry working groups and regulators. This program also includes active involvement of senior management with regular engagement from the Enterprise Risk Management Committee, and seeks to minimize client and internal business operational impacts, while providing reporting transparency, consistency, and a central governance model that aligns with Financial Accounting Standards Board (“FASB”), Internal Revenue Service (“IRS”), and other regulatory guidance.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
We have implemented processes, procedures, and systems to ensure contract risk is sufficiently mitigated. New originations, and any modifications or renewals of LIBOR-based contracts, contain fallback language to ensure transition to an alternative reference rate. For our contracts that referenced LIBOR and had a duration beyond December 31, 2021, all fallback provisions and variations were identified and classified based upon those provisions. During 2021, we originated more non-LIBOR referenced loans than LIBOR referenced loans, and by the end of the year, we had discontinued substantially all new originations referencing LIBOR.
We have a significant number of assets and liabilities that reference LIBOR. At December 31, 2021, we had approximately $33 billion in loans (mainly commercial loans), unfunded lending commitments, and securities referencing LIBOR. The amount of borrowed funds referencing LIBOR at December 31, 2021 was less than $1 billion. These amounts exclude derivative assets and liabilities on the consolidated balance sheet. At December 31, 2021, the notional amount of our LIBOR-referenced interest rate derivative contracts was more than $18 billion, of which more than $14 billion related to contracts with central counterparty clearinghouses.
The adoption of alternative reference rates continues to evolve in the marketplace. We are positioned to support our customers’ needs by accommodating multiple alternative reference rates, including the Constant Maturity Treasury rate (“CMT”), the Federal Home Loan Bank (“FHLB”) rate, the American Interbank Offered Rate (“AMERIBOR”), the Secured Overnight Financing Rate (“SOFR”), and the Bloomberg Short Term Bank Yield Index (“BSBY”). During 2022, customers will be prompted to either voluntarily modify their contracts and migrate to a reference rate other than LIBOR no later than June 2023, or be subject to the fallback provisions in their contracts. Voluntary modifications are expected to qualify for the available Tax Safe-Harbor provisions as allowed by IRS guidance.
We expect that customers who voluntarily migrate to an alternative reference rate will do so by the end of year 2022, and we expect the remaining customers to move to an alternative rate index in accordance with the relevant fallback provisions in their contracts prior to June of 2023.
For more information on the transition from LIBOR, see Risk Factors on page 13.
Market Risk — Fixed Income
We underwrite municipal and corporate securities. We also trade municipal, agency, and U.S. Treasury securities. This underwriting and trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed-income securities.
At December 31, 2021 and 2020, we had $372 million and $266 million of trading assets, and $254 million and $61 million of securities sold, not yet purchased, respectively.
We are exposed to market risk through changes in fair value. This includes market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During 2021, the after-tax change in AOCI attributable to AFS securities decreased $336 million, due largely to changes in the interest rate environment, compared with a $229 million increase in the same prior year period.
Market Risk — Equity Investments
Through our equity investment activities, we own equity securities that are publicly traded. In addition, we own equity securities in governmental entities and companies, e.g., Federal Reserve Bank and the FHLB, that are not publicly traded. Equity investments may be accounted for at cost, fair value, the equity method, or full consolidation methods of accounting, depending on our ownership position and degree of influence over the investees’ affairs. Regardless of the accounting method, the value of our investment is subject to fluctuation. Because the fair value of these securities may fall below the cost at which we acquired them, we are exposed to the possibility of loss. Equity investments in private and public companies are approved, monitored, and evaluated by our Equity Investments Committee consisting of members of management.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds. Our equity exposure to these investments was approximately $179 million and $135 million at December 31, 2021 and 2020, respectively. On occasion, some of the companies within our SBIC investments may issue an IPO. In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce additional market risk. During 2021, we recognized a $31 million realized gain resulting from the sale of one of our SBIC investments, and a net $23 million unrealized gain related to our investment in Recursion Pharmaceuticals, Inc., which completed an IPO in the second quarter of 2021. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the valuation of our SBIC investments.
Liquidity Risk Management
Overview
Liquidity refers to our ability to meet our cash, contractual, and collateral obligations, and to manage both expected and unexpected cash flows without adversely impacting our operations or financial strength. Sources of liquidity include deposits, borrowings, equity, and unencumbered assets, such as marketable loans and investment securities.
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
Overseeing liquidity management is the responsibility of ALCO, which implements a Board-approved corporate Liquidity Policy. This policy addresses monitoring and maintaining adequate liquidity, diversifying funding positions, and anticipating future funding needs. The policy also includes liquidity ratio guidelines, such as a 30-day liquidity coverage ratio, that are used to monitor our liquidity positions as well as our various stress test and liquid asset measurements. We perform liquidity stress tests and assess our portfolio of highly liquid assets (sufficient to cover 30-day funding needs under stress scenarios). At December 31, 2021, our investment securities portfolio of $24.9 billion and cash and money market investments of $13.0 billion collectively comprised 41% of total assets.
Our Treasury group, under the direction of the Corporate Treasurer, manages our liquidity and funding, with oversight by ALCO. The Treasurer is responsible for recommending changes to existing funding plans and our policies related to liquidity and funding. These recommendations are submitted for approval to ALCO, and changes to the policies are also approved by the ERMC and the Board. We have adopted policy limits that govern liquidity risk. The policy requires us to maintain a buffer of highly liquid assets sufficient to cover cash outflows in the event of a severe liquidity crisis. We complied with this policy throughout 2021.
Liquidity Regulation
We perform liquidity stress tests and assess our portfolio of highly liquid assets (sufficient to cover 30-day funding needs under the stress scenarios) even though we are no longer subject to the enhanced prudential standards for liquidity management (Reg. YY). In addition, we exceed the regulatory requirements that mandate a buffer of securities and other liquid assets to cover 70% of 30-day cash outflows under the assumptions mandated therein, although we are no longer subject to the regulations of the Final LCR Rule.
Liquidity Management Actions
Our consolidated cash, interest-bearing deposits held as investments, and security resell agreements were $12.9 billion at December 31, 2021, compared with $7.3 billion at December 31, 2020. During 2021, the primary sources of cash came from significant increases in deposits, redemptions and sales of investment securities, and net cash provided by operating activities. Uses of cash during the same period included primarily increases in investment securities and money market investments, repurchases of our common stock, and a decrease in short-term borrowings.
Total deposits were $82.8 billion at December 31, 2021, compared with $69.7 billion at December 31, 2020. The $13.1 billion increase during 2021 was a result of an $8.6 billion and $5.5 billion increase in noninterest-bearing

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
demand deposits and savings and money market deposits, respectively, partially offset by a $1.0 billion decrease in time deposits. An increase in the money supply contributed meaningfully to overall deposit growth. Our core deposits, consisting of noninterest-bearing demand deposits, savings and money market deposits, and time deposits under $250,000, were $81.9 billion at December 31, 2021, compared with $68.2 billion at December 31, 2020.
At December 31, 2021, maturities of our long-term senior and subordinated debt ranged from March 2022 to October 2029. During 2021, we redeemed $281 million of senior debt which matured and was not replaced with a new debt issuance. In February 2022, we redeemed $290 million of the 4-year, 3.35% senior notes on the contractual call date one month prior to final maturity.
Our cash payments for interest, reflected in operating expenses, decreased to $81 million during 2021, from $195 million during 2020, primarily due to lower interest rates paid on deposits and borrowed funds and a decreased balance of fed funds and other short-term borrowings. Additionally, we paid approximately $263 million of dividends on preferred and common stock during 2021, compared with $259 million during 2020. Dividends paid per common share were $1.44 in 2021, compared with $1.36 in 2020. In January 2022, the Board approved a quarterly common dividend of $0.38 per share.
General financial market and economic conditions impact our access to, and cost of, external financing. Access to funding markets is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with borrowings, but can also influence the sources of the borrowings. All of the credit rating agencies rate our debt at an investment-grade level, and they recently improved their outlook: Kroll from Stable to Positive, Fitch and S&P from Negative to Stable, and Moody’s from Stable to Review for Upgrade. Our credit ratings and outlooks are presented in the following schedule.
Schedule 33
CREDIT RATINGS

as of January 31, 2022:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

Kroll	Positive	A-	BBB+	K2
S&P	Stable	BBB+	BBB	NR
Fitch	Stable	BBB+	BBB	F1
Moody's	Review for Upgrade	Baa2	NR	NR
The FHLB system and Federal Reserve Banks have been, and continue to be, a significant source of additional liquidity and funding. We are a member of the FHLB of Des Moines, which allows member banks to borrow against eligible loans and securities to satisfy liquidity and funding requirements. We are required to invest in FHLB and Federal Reserve stock to maintain our borrowing capacity. At December 31, 2021, our total investment in FHLB and Federal Reserve stock was $11 million and $81 million, respectively, compared with $11 million and $98 million at December 31, 2020.
The amount available for additional FHLB and Federal Reserve borrowings was approximately $18.3 billion at December 31, 2021, compared with $17.1 billion at December 31, 2020. Loans with a carrying value of approximately $26.8 billion at December 31, 2021 have been pledged at the FHLB of Des Moines and the Federal Reserve as collateral for current and potential borrowings, compared with $24.7 billion at December 31, 2020. At both December 31, 2021 and 2020, we had no FHLB or Federal Reserve borrowings outstanding.
Our AFS investment securities are primarily held as a source of contingent liquidity. We target securities that can be easily turned into cash through sale or repurchase agreements and whose value remains relatively stable during market disruptions. We manage our short-term funding needs through secured borrowing with the securities pledged as collateral. Our AFS securities balances increased $8.3 billion during 2021.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Our loan-to-total deposit ratio was 61% at December 31, 2021, compared with 77% at December 31, 2020, reflecting higher deposit growth in 2021. With deposit growth driving our increase in funding, liquidity considerations are highly dependent on the future behavior of deposit growth. By primarily deploying excess funds in liquid securities and money market investments, we retain the ability to address changes to our funding or liquidity profile.
Borrowed funds (both short- and long-term) decreased by $993 million during 2021, as deposit growth exceeded loan demand. We used deposit funding to increase money market investments and investment securities, which increased $5.6 billion and $8.2 billion, respectively, during 2021.
We may, from time to time, issue additional preferred stock, senior or subordinated notes, or other forms of capital or debt instruments, depending on our capital, funding, asset-liability management, or other needs as market conditions warrant. These additional issuances may be subject to required regulatory approvals. We believe that our sources of available liquidity are adequate to meet all reasonably foreseeable short- and intermediate-term demands.
Contractual Obligations
The following schedule summarizes our contractual obligations at December 31, 2021.
Schedule 34
CONTRACTUAL OBLIGATIONS

(In millions)	One year or less	Over one year through three years	Over three years through five years	Over five years	Indeterminable maturity [1]	Total

Deposits	$1,304	$241	$76	$1	$81,167	$82,789
Net unfunded lending commitments	7,349	8,143	2,796	7,509	—	25,797
Standby letters of credit:
Financial	274	232	86	5	—	597
Performance	159	62	24	—	—	245
Commercial letters of credit	14	8	—	—	—	22
Commitments to make venture and other noninterest-bearing investments [2]	—	—	—	—	54	54
Federal funds and other short-term borrowings	903	—	—	—	—	903
Long-term debt [3]	290	128	—	586	—	1,004
Operating leases	48	78	45	81	—	252
Total contractual obligations	$10,341	$8,892	$3,027	$8,182	$81,221	$111,663
1 Indeterminable maturity deposits include noninterest-bearing demand, savings, and money market deposits.
2 Commitments to make venture and other noninterest-bearing investments do not have defined maturity dates. They are due upon demand and may be drawn immediately. Therefore, these commitments are shown as having indeterminable maturities.
3 The values presented do not reflect the associated hedges.
In addition to the commitments specifically noted in the schedule above, we enter into a number of contractual commitments in the ordinary course of business. These include software licensing and maintenance, telecommunications services, facilities maintenance and equipment servicing, supplies purchasing, and other goods and services used in the operation of our business. Some of these contracts are renewable or cancellable annually or in shorter time intervals. To secure favorable pricing concessions, we may also commit to contracts that may extend several years.
We enter into derivative contracts under which we are required either to receive or pay cash, depending on changes in interest rates. These contracts are measured at fair value on the balance sheet, reflecting the net present value of the expected future cash receipts and payments based on market interest rates. See Note 7 of the Notes to Consolidated Financial Statements for further information on derivative contracts.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Operational, Technology, and Cyber Risk Management
Operational Risk
Operational risk is the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. ERM assists employees, management, and the Board with assessing, measuring, managing, and monitoring this risk in accordance with our Risk Management Framework. We have documented control self-assessments related to financial reporting under the 2013 framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and the FDICIA.
We have instituted a number of measures to manage our operational risk, including, but not limited to: (1) transactional documentation requirements; (2) systems and procedures to monitor transactions and positions; (3) systems and procedures to detect and mitigate attempts to commit fraud, penetrate our systems or telecommunications, access customer data, or deny normal access to those systems to our legitimate customers; (4) regulatory compliance reviews; and (5) periodic reviews by our Compliance Risk Management, Internal Audit, and Credit Examination departments. Reconciliation procedures have been established to ensure that data processing systems consistently and accurately capture critical data. In addition, the Data Governance department provides additional oversight of data integrity and data availability. Further, we maintain disaster recovery and business continuity plans for operational support in the event of natural or other disasters. We also mitigate certain operational risks through the purchase of insurance, including errors and omissions and professional liability insurance.
We continually strive to improve our operational risk management, including enhancement of risk identification, risk and control self-assessments, business process mappings, regular tests of controls, and anti-fraud measures, which are reported on a regular basis to enterprise management committees. The Operational Risk Committee reports directly to the ROC. Key measures have been established in line with our Risk Management Framework to increase oversight by ERM and Operational Risk Management through the strengthening of new initiative reviews and enhancements to enterprise supply chain and vendor risk management. We also continue to enhance and strengthen the Enterprise Business Continuity program, Enterprise Security program, and Enterprise Incident Management reporting.
Significant enhancements have also been made to governance, technology, and reporting, including the establishment of Policy and Committee Governance programs; the implementation of a governance, risk, and control system to manage and integrate business processes, risks, controls, assessments, and control testing; and the creation of an Enterprise Risk Profile and Operational Risk Profile. In addition, our Enterprise Exam Management department has standardized our response and reporting, and increased our effectiveness and efficiencies with regulatory examination, communications and issues management.
Technology Risk
Technology risk is the risk of adverse impact to business operations and customers due to reduced or denied availability or inadequate value delivery caused by technology-related assets, infrastructure, strategy or processes. We make significant investments to enhance our technology capabilities and to mitigate the risk from outdated and unsupported technologies (technical debt). This includes updating core banking systems, as well as introducing new digital customer-facing capabilities. Technology projects, initiatives, and operations are governed by a change management framework that assesses the activities and risk within our business processes to limit disruption and resource constraints. New, expanded, or modified products and services, as well as new lines of business, change initiative status, and other risks are regularly reviewed and approved by the Change, Initiatives, and Technology Committee. This Committee includes, among other senior executives, the CEO, CFO, COO and CRO. Initiative risk and change impact from the framework are reported to the ROC.
Technology governance is also in place at the operational level within our Enterprise and Technology Operations (ETO) division to help ensure safety, soundness, operational resiliency, and compliance with our cybersecurity requirements. ETO management teams participate in enterprise architecture review boards and technology risk

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
councils to address such issues as enterprise standards compliance and strategic alignment, cyber vulnerability management, end-of-life, audit, risk and compliance issue management, and asset management. Thresholds are defined to escalate risks in these areas to the attention of the ROC and ERMC committees as appropriate.
Cyber Risk
Cyber risk is the risk of adverse impacts to the confidentiality, integrity and availability of data owned, stored or processed by the Bank. The number and sophistication of attempts to disrupt or penetrate our systems, and those of our suppliers — sometimes referred to as hacking, cyber fraud, cyberattacks, or other similar names — continues to grow. To combat the ever-increasing sophistication of cyberattacks, we are continually improving methods for detecting and preventing attacks. We have implemented policies and procedures, developed specific training for our employees, and have elevated our oversight and internal reporting to the Board and relevant committees. Further, we regularly engage independent third-party cyber experts to test for vulnerabilities in our environment. We also conduct our own internal simulations and tabletop exercises as well as participate in financial sector-specific exercises. We have engaged consultants at both the strategic level and at the technology implementation level to assist us in better managing this critical risk. Cyber defense and improving our resiliency against cybersecurity threats remain a key focus at all levels of management, and of our Board.
CAPITAL MANAGEMENT
Overview
The Board is responsible for approving the policies associated with capital management. The Board has delegated responsibility of managing our capital risk to the Capital Management Committee (“CMC”), which is chaired by the Chief Financial Officer, consists of members of management, and whose primary responsibility is to recommend and administer the approved capital policies that govern our capital management. Other major CMC responsibilities include:
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
A strong capital position is vital to the achievement of our key corporate objectives, our continued profitability, and to promoting depositor and investor confidence. We have fundamental financial objectives and policies to consistently improve risk-adjusted returns on our shareholders’ capital, including (1) maintaining sufficient capital to support the current needs and growth of our businesses, and (2) fulfilling responsibilities to depositors and bondholders while managing capital distributions to shareholders through dividends and repurchases of common stock. Under the National Bank Act and OCC regulations, certain capital transactions are subject to the approval of the OCC.
We continue to utilize stress testing as an important mechanism to inform our decisions on the appropriate level of capital, based upon actual and hypothetically stressed economic conditions, which are comparable in severity to the scenarios published by the FRB. The timing and amount of capital actions are subject to various factors, including our financial performance, business needs, prevailing and anticipated economic conditions, and the results of our internal stress testing, as well as Board and OCC approval. Shares may be repurchased occasionally in the open market or through privately negotiated transactions.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Schedule 35
SHAREHOLDERS' EQUITY

(Dollar amounts in millions)	December 31, 2021	December 31, 2020	Amount change	Percent change
Shareholders’ equity:
Preferred stock	$440	$566	$(126)	(22)%
Common stock and additional paid-in capital	1,928	2,686	(758)	(28)
Retained earnings	5,175	4,309	866	20
Accumulated other comprehensive income	(80)	325	(405)	NM
Total shareholders' equity	$7,463	$7,886	$(423)	(5)%
Total shareholders’ equity decreased $423 million, or 5% to $7.5 billion at December 31, 2021. An $866 million increase in retained earnings was offset by significant decreases in common stock and additional paid-in capital, AOCI, and preferred stock. Common stock and additional paid-in capital decreased $758 million, primarily due to common stock repurchases. AOCI decreased $405 million, primarily due to decreases in the fair value of available-for-sale securities as a result of changes in interest rates. Preferred stock decreased $126 million due to the redemption of the outstanding shares of our 5.75% Series H Non-Cumulative Perpetual Preferred Stock at par value during the second quarter of 2021.
Capital Management Actions
Weighted average diluted shares outstanding decreased 5.4 million in 2021, primarily due to common stock repurchases. During 2021, we repurchased 13.5 million common shares outstanding for $800 million, which is equivalent to 8.2% of common stock outstanding as of December 31, 2020. In January 2022, the Board approved a plan to repurchase up to $50 million of common shares outstanding during the first quarter of 2022. In February 2022, we repurchased 107,559 common shares outstanding for $7.5 million at an average price of $69.73.
Schedule 36
CAPITAL DISTRIBUTIONS

(In millions, except share data)	2021	2020
Capital distributions:
Preferred dividends paid	$29	$34
Bank preferred stock redeemed	126	—
Total capital distributed to preferred shareholders	155	34
Common dividends paid	232	225
Bank common stock repurchased	800	75
Total capital distributed to common shareholders	1,032	300
Total capital distributed to preferred and common shareholders	$1,187	$334
Common shares outstanding, at year-end (in thousands)	159,913	163,737
Weighted average diluted common shares outstanding (in thousands)	160,234	165,613
Under the OCC’s “Earnings Limitation Rule,” our dividend payments are restricted to an amount equal to the sum of the total of (1) our net income for that year, and (2) retained earnings for the preceding two years, unless the OCC approves the declaration and payment of dividends in excess of such amount. As of January 1, 2022, we had $1.1 billion of retained net profits available for distribution.
The common stock dividend was $0.38 per share during the second half of 2021, compared with $0.34 during the first half of the year and the prior year. We paid common dividends of $232 million in 2021, compared with $225 million in 2020. In January 2022, the Board declared a quarterly dividend of $0.38 per common share payable on

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
February 24, 2022, to shareholders of record on February 17, 2022. We also paid dividends on preferred stock of $29 million in 2021, compared with $34 million in 2020.
CECL
We elected to phase-in the regulatory capital effects of the adoption of CECL, as allowed by federal bank agencies, and as described in Note 15 of the Notes to Consolidated Financial Statements. On December 31, 2021, the two-year deferral period for any adverse effect from CECL on regulatory capital expired. The application of these provisions had no impact on our CET1, Tier 1 risk-based, Total risk-based capital, and Tier 1 leverage capital ratios at December 31, 2021, and therefore, will not have any phase-in impact to our capital ratios over the next three years.
Basel III
We are subject to Basel III capital requirements to maintain adequate levels of capital as measured by several regulatory capital ratios. At December 31, 2021, we met all capital adequacy requirements under the Basel III capital rules. Based on our internal stress testing and other assessments of capital adequacy, we believe we hold capital sufficiently in excess of internal and regulatory requirements for well-capitalized banks.
The following schedule presents our capital and other performance ratios. The Supervision and Regulation section on page 6 and Note 15 of the Notes to Consolidated Financial Statements contain more information about Basel III capital requirements.
Schedule 37
CAPITAL RATIOS

	December 31, 2021	December 31, 2020	December 31, 2019

Tangible common equity ratio[1]	6.5%	7.8%	8.5%
Tangible equity ratio[1]	7.0%	8.5%	9.3%
Average equity to average assets	9.0%	10.0%	10.8%
Basel III risk-based capital ratios:
Common equity tier 1 capital	10.2%	10.8%	10.2%
Tier 1 leverage	7.2%	8.3%	9.2%
Tier 1 risk-based	10.9%	11.8%	11.2%
Total risk-based	12.8%	14.1%	13.2%
Return on average common equity	14.9%	7.2%	11.2%
Return on average tangible common equity[1]	17.3%	8.4%	13.1%
1 See “GAAP to Non-GAAP Reconciliations” on page 22 for more information regarding these ratios.
At December 31, 2021, Basel III regulatory tier 1 risk-based capital and total risk-based capital was $6.5 billion and $7.7 billion, respectively, compared with $6.6 billion and $7.9 billion, respectively, at December 31, 2020.
Our Tier 1 leverage ratio declined to 7.2% from 8.3%, and has become more relevant in our capital adequacy assessments. Deployment of deposit-driven balance sheet growth into lower risk-weighted assets during the year has resulted in a modest reduction in our risk-weighted regulatory capital ratios, and a larger reduction in the Tier 1 leverage ratio, as the denominator for this ratio is not adjusted for risk.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Note 1 of the Notes to Consolidated Financial Statements contains a summary of our significant accounting policies. Described below are certain significant accounting policies that we consider critical to our financial statements. These critical accounting policies were selected because the amounts affected by them are significant to the financial statements. Any changes to these amounts, including changes in estimates, may also be significant to the financial statements. We believe that an understanding of these policies, along with the related estimates we are required to make in recording our financial transactions, is important to have a complete picture of our financial

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
condition. In addition, in arriving at these estimates, we are required to make complex and subjective judgments, many of which include a high degree of uncertainty. The following discussion of these critical accounting policies includes the significant estimates related to these policies. We have discussed each of these accounting policies and related estimates with the Audit Committee of the Board.
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
Allowance for Credit Losses
The ACL includes the ALLL and the RULC and represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. The ACL for our securities portfolio is estimated separately from loans.
On January 1, 2020, we adopted ASU 2016-13, or CECL. Upon adoption of the ASU, we recorded the full amount of the ACL for loans and leases of $526 million, resulting in an after-tax increase to retained earnings of $20 million. The impact of the adoption of CECL for our securities portfolio was less than $1 million.
The CECL allowance is calculated based on quantitative models and management qualitative judgment based on many factors over the life of loan. The primary assumptions of the CECL quantitative model are the economic forecast, the length of the reasonable and supportable forecast period, the length of the reversion period, prepayment rates, and the credit quality of the portfolio.
As a result of the CECL accounting standard, the ACL may change significantly each period because, under the CECL methodology, the ACL is subject to economic forecasts that may change materially from period to period. Although we believe that our methodology for determining an appropriate level for the ACL adequately addresses the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses.
For example, if the ACL was evaluated on the baseline economic scenario rather than probability weighting four scenarios, the quantitatively determined amount of the ACL at December 31, 2021 would decrease by approximately $82 million. Additionally, if the probability of default risk grade for all pass-graded loans was immediately downgraded one grade on our internal risk-grading scale, the quantitatively determined amount of the ACL at December 31, 2021 would increase by approximately $40 million. These sensitivity analyses are hypothetical and have been provided only to indicate the potential impact that changes in economic forecasts and changes in risk grades may have on the ACL estimate. See Note 6 of the Notes to Consolidated Financial Statements for more information on the processes and methodologies used to estimate the ACL.
Fair Value Estimates
We measure many of our assets and liabilities at fair value. Fair value is the price that could be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. To increase consistency and comparability in fair value measurements, GAAP has established a three-level hierarchy to prioritize the valuation inputs among (1) observable inputs that reflect quoted prices in active markets, (2) inputs other than quoted prices with observable market data, and (3) unobservable data such as our own data or single dealer nonbinding pricing quotes.
When observable market prices are not available, fair value is estimated using modeling techniques such as discounted cash flow analysis. These modeling techniques use assumptions that market participants would consider in pricing the asset or the liability, including assumptions about the risk inherent in a particular valuation technique,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
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
For assets and liabilities measured at fair value, our policy is to maximize the use of observable inputs, when available, and minimize the use of unobservable inputs when developing fair value measurements. In certain cases, when market observable inputs for model-based valuation techniques may not be readily available, we are required to make judgments about the assumptions market participants would use in estimating the fair value of the financial instrument. The models used to determine fair value adjustments are regularly evaluated by management for relevance under current facts and circumstances.
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
AFS securities are valued using several methodologies, which depend on the nature of the security, availability of current market information, and other factors. AFS securities in an unrealized loss position are formally reviewed on a quarterly basis for the presence of impairment. If we have an intent to sell an identified security, or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, we first recognize an identified impairment. If we do not have the intent to sell a security, and it is more likely than not that we will not be required to sell a security prior to recovery of its amortized cost basis, then we determine whether there is any impairment attributable to credit-related factors.
Notes 1, 3, 5, 7, and 10 of the Notes to Consolidated Financial Statements and the “Investment Securities Portfolio” on page 43 contain further information regarding the use of fair value estimates.
Goodwill
Goodwill is recorded at fair value in the financial statements of a reporting unit at the time of its acquisition and is subsequently evaluated at least annually for impairment in accordance with current accounting guidance. We perform this annual test at the beginning of the fourth quarter, or more often if events or circumstances indicate that the carrying value of any of our reporting units, inclusive of goodwill, is less than fair value. The goodwill impairment test for a given reporting unit compares its fair value with its carrying value. If the carrying amount, inclusive of goodwill, is more likely than not to exceed its fair value, additional quantitative analysis must be performed to determine the amount, if any, of goodwill impairment. Our reporting units with goodwill are Amegy, CB&T, and Zions Bank.
To determine the fair value of a reporting unit, we historically have used a combination of up to three separate quantitative methods: comparable publicly-traded commercial banks in the Western and Southwestern states (“Market Value”); where applicable, comparable acquisitions of commercial banks in the Western and

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
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
We apply a control premium in the Market Value approach to determine the reporting units’ equity values. Control premiums represent the ability of a controlling shareholder to change how we are managed and can cause the fair value of a reporting unit as a whole to exceed its market capitalization. Based on a review of historical bank acquisition transactions within our geographic footprint, and a comparison of the target banks’ market values 30 days prior to the announced transaction to the deal value, we have determined that up to a 25% control premium for the reporting units is appropriate.
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
During the fourth quarter of 2021, we performed our annual goodwill impairment evaluation, effective October 1, 2021. We concluded that none of our reporting units were impaired. During the fourth quarter of 2020, we performed a full quantitative analysis and determined that the fair values of Zions Bank, CB&T, and Amegy exceeded their carrying values by 44%, 28%, and 12%, respectively. As part of the quantitative analysis, we also performed a hypothetical sensitivity analysis on the discount rate assumption to evaluate the impact of an adverse change to this assumption. If the discount rate applied to future earnings was increased by 100 bps, the fair values of Zions Bank, CB&T, and Amegy, would exceed their carrying values by 39%, 24%, and 9%, respectively.
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Note 2 of the Notes to Consolidated Financial Statements discusses recently issued accounting pronouncements that we will be required to adopt. Also described is our expectation of the impact these new accounting pronouncements will have, to the extent they are material, on our financial condition, results of operations, or liquidity.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this Item is included in “Interest Rate and Market Risk Management” in MD&A, beginning on page 57 and is hereby incorporated by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Zions Bancorporation, N.A is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Exchange Act Rules 13a-15 and 15d-15.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in our internal control over financial reporting that have been identified by our management.
Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements for the year ended December 31, 2021, and has also issued an attestation report, which is included herein, on internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”).

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
REPORTS OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 42)
REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders and the Board of Directors of Zions Bancorporation, National Association
Opinion on Internal Control Over Financial Reporting
We have audited Zions Bancorporation, National Association’s (“the Bank”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). In our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2021 consolidated financial statements of the Bank, and our report dated February 24, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Salt Lake City, Utah
February 24, 2022

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
To the Shareholders and the Board of Directors of Zions Bancorporation, National Association
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zions Bancorporation, National Association (“the Bank”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Bank at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Bank’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2022 expressed an unqualified opinion thereon.
Adoption of ASU 2016-13
As discussed in Note 1 to the consolidated financial statements, the Bank changed its method of accounting for credit losses in 2020 due to the adoption of ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements, and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account and the disclosures to which it relates.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Allowance for loan and lease losses

Description of the Matter	The Bank’s loan and lease portfolio and the associated allowance for loan and lease losses (ALLL), were $50.9 billion and $513 million as of December 31, 2021, respectively. The provision for loan and lease losses was $(258) million for the year ended December 31, 2021.

The ALLL represented the Bank’s estimate of current expected credit losses over the contractual remaining life of the loan and lease portfolio as of the consolidated balance sheet date. Management’s ALLL estimate includes quantitative calculations based on the statistical analysis of historical loss experience dependent on weighted economic scenarios and other loan-level characteristics forecasted over a reasonable period, losses estimated using historical loss experience for periods outside the reasonable economic forecast period (collectively the quantitative portion), supplemented with qualitative adjustments that bring the ALLL to the level management deemed appropriate based on factors that are not fully considered in the quantitative analysis. The statistical analysis of historical loss experience was derived from credit loss models used to determine the quantitative portion of the ALLL. Judgment was required by management to determine the weightings of the economic scenarios and the magnitude of the impact of the qualitative adjustments to the ALLL.

Auditing management’s estimate of the ALLL is complex due to the judgment used to weight the economic scenarios and the judgment involved in determining the magnitude of the impact of the various risk factors used to derive the qualitative adjustments to the ALLL.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risk of material misstatement in determining the weightings of the economic scenarios and in determining the impact of the qualitative adjustments to the ALLL at the Bank. We tested controls over the Bank’s ALLL governance process, model development and model risk management as it relates to the credit loss models used in the ALLL process. Such testing included testing controls over model governance, controls over data input into the models, and controls over model calculation accuracy and observing key management meetings where weightings of the economic scenarios and the magnitude of qualitative adjustments are reviewed and approved.

To test the reasonableness of the weightings of the economic scenarios, our procedures consisted of obtaining an understanding of the forecasted economic scenarios used, including agreeing the economic scenarios to third party published data and economic scenarios developed from market information as well as evaluating management’s methodology, including the economic scenario weighting process. We also performed analytical procedures and sensitivity analyses on the weightings of the economic scenarios and searched for and evaluated information that corroborated or contradicted these weightings.

Regarding the completeness of qualitative adjustments identified and incorporated into measuring the ALLL, we evaluated the potential impact of imprecision in the credit loss models and emerging risks related to changes in the environment impacting specific portfolio segments and portfolio characteristics. We also evaluated and tested internal and external data used in the qualitative adjustments by agreeing significant inputs and underlying data to internal and external sources.

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
Salt Lake City, Utah
February 24, 2022

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
ZIONS BANCORPORATION, NATIONAL ASSOCIATION
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	December 31,
	2021	2020
ASSETS
Cash and due from banks	$595	$543
Money market investments:
Interest-bearing deposits	10,283	1,074
Federal funds sold and security resell agreements	2,133	5,765
Investment securities:
Held-to-maturity, at amortized cost (fair value $443 and $640)	441	636
Available-for-sale, at fair value	24,048	15,731
Trading account, at fair value	372	266
Total investment securities	24,861	16,633
Loans held for sale	83	81
Loans and leases, net of unearned income and fees	50,851	53,476
Less allowance for loan and lease losses	513	777
Loans, net of allowance	50,338	52,699
Other noninterest-bearing investments	851	817
Premises, equipment and software, net	1,319	1,209
Goodwill and intangibles	1,015	1,016
Other real estate owned	8	4
Other assets	1,714	1,638
Total assets	$93,200	$81,479
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$41,053	$32,494
Interest-bearing:
Savings and money market	40,114	34,571
Time	1,622	2,588
Total deposits	82,789	69,653
Federal funds and other short-term borrowings	903	1,572
Long-term debt	1,012	1,336
Reserve for unfunded lending commitments	40	58
Other liabilities	993	974
Total liabilities	85,737	73,593
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	440	566
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 151,625 and 164,090 shares and additional paid-in capital)	1,928	2,686
Retained earnings	5,175	4,309
Accumulated other comprehensive income	(80)	325
Total shareholders’ equity	7,463	7,886
Total liabilities and shareholders’ equity	$93,200	$81,479
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
ZIONS BANCORPORATION, NATIONAL ASSOCIATION
CONSOLIDATED STATEMENTS OF INCOME

(In millions, except shares and per share amounts)	Year Ended December 31,
	2021	2020	2019
Interest income:
Interest and fees on loans	$1,935	$2,050	$2,289
Interest on money market investments	21	14	32
Interest on securities	311	304	362
Total interest income	2,267	2,368	2,683
Interest expense:
Interest on deposits	30	105	254
Interest on short- and long-term borrowings	29	47	157
Total interest expense	59	152	411
Net interest income	2,208	2,216	2,272
Provision for credit losses:
Provision for loan losses	(258)	385	37
Provision for unfunded lending commitments	(18)	29	2
Total provision for credit losses	(276)	414	39
Net interest income after provision for credit losses	2,484	1,802	2,233
Noninterest income:
Commercial account fees	134	125	121
Card fees	95	82	92
Retail and business banking fees	74	68	78
Loan-related fees and income	95	109	75
Capital markets and foreign exchange fees	73	77	78
Wealth management fees	50	44	40
Other customer-related fees	54	44	41
Customer-related fees	575	549	525
Fair value and nonhedge derivative income (loss)	14	(6)	(9)
Dividends and other income	43	24	43
Securities gains, net	71	7	3
Total noninterest income	703	574	562
Noninterest expense:
Salaries and employee benefits	1,127	1,087	1,141
Occupancy, net	131	130	133
Furniture, equipment and software, net	128	127	135
Other real estate expense, net	—	1	(3)
Credit-related expense	26	22	20
Professional and legal services	68	52	47
Advertising	19	19	19
FDIC premiums	25	25	25
Other	217	241	225
Total noninterest expense	1,741	1,704	1,742
Income before income taxes	1,446	672	1,053
Income taxes	317	133	237
Net income	1,129	539	816
Preferred stock dividends	(29)	(34)	(34)
Net earnings applicable to common shareholders	$1,100	$505	$782
Weighted average common shares outstanding during the year:
Basic shares (in thousands)	159,913	163,737	175,984
Diluted shares (in thousands)	160,234	165,613	186,504
Net earnings per common share:
Basic	$6.80	$3.06	$4.41
Diluted	6.79	3.02	4.16
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
ZIONS BANCORPORATION, NATIONAL ASSOCIATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	Year Ended December 31,
	2021	2020	2019

Net income	$1,129	$539	$816
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	(336)	229	257
Net unrealized gains (losses) on other noninterest-bearing investments	3	1	(9)
Net unrealized holding gains (losses) on derivative instruments	(26)	76	33
Reclassification adjustment for decrease (increase) in interest income recognized in earnings on derivative instruments	(46)	(36)	5
Pension and post-retirement	—	12	7
Other comprehensive income (loss), net of tax	(405)	282	293
Comprehensive income	$724	$821	$1,109
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
ZIONS BANCORPORATION, NATIONAL ASSOCIATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2018	$566	187,554	$—	$3,806	$3,456	$(250)	$7,578
Net income					816		816
Cumulative effect adjustment, adoption of ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities					(3)		(3)
Other comprehensive income, net of tax						293	293
Bank common stock repurchased		(23,531)		(1,102)			(1,102)
Net shares issued from stock warrant exercises		8
Net activity under employee plans and related tax benefits		1,026		31			31
Dividends on preferred stock					(34)		(34)
Dividends on common stock, $1.28 per share					(226)		(226)
Balance at December 31, 2019	566	165,057	—	2,735	4,009	43	7,353
Net income					539		539
Cumulative effect adjustment, adoption of ASU 2016-13, Credit Losses: Measurement of Credit Losses on Financial Instruments					20		20
Other comprehensive income, net of tax						282	282
Bank common stock repurchased		(1,686)		(76)			(76)
Net shares issued from stock warrant exercises		1
Net activity under employee plans and related tax benefits		718		27			27
Dividends on preferred stock					(34)		(34)
Dividends on common stock, $1.36 per share					(225)		(225)
Balance at December 31, 2020	566	164,090	—	2,686	4,309	325	7,886
Net income					1,129		1,129
Other comprehensive loss, net of tax						(405)	(405)
Bank common stock repurchased		(13,521)		(800)			(800)
Preferred stock redemption	(126)			3	(3)		(126)
Net activity under employee plans and related tax benefits		1,056		39			39
Dividends on preferred stock					(29)		(29)
Dividends on common stock, $1.44 per share					(232)		(232)
Change in deferred compensation					1		1
Balance at December 31, 2021	$440	151,625	$—	$1,928	$5,175	$(80)	$7,463
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
ZIONS BANCORPORATION, NATIONAL ASSOCIATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,129	$539	$816
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(276)	414	39
Depreciation and amortization	(14)	86	188
Share-based compensation	28	26	27
Deferred income tax expense (benefit)	32	(58)	(2)
Net decrease (increase) in trading securities	(107)	(83)	(76)
Net decrease (increase) in loans held for sale	14	(10)	(84)
Change in other liabilities	13	57	(14)
Change in other assets	(78)	(223)	(179)
Other, net	(112)	(29)	(18)
Net cash provided by operating activities	629	719	697
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	(5,577)	(5,611)	852
Proceeds from maturities and paydowns of investment securities held-to-maturity	457	386	391
Purchases of investment securities held-to-maturity	(262)	(430)	(209)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	4,748	4,339	3,105
Purchases of investment securities available-for-sale	(13,647)	(6,151)	(1,864)
Net change in loans and leases	2,814	(4,687)	(1,957)
Purchases and sales of other noninterest-bearing investments	63	79	172
Purchases of premises and equipment	(206)	(171)	(117)
Other, net	31	42	2
Net cash provided by (used in) investing activities	(11,579)	(12,204)	375
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,136	12,568	2,984
Net change in short-term funds borrowed	(669)	(481)	(3,600)
Cash paid for preferred stock redemptions	(126)	—	—
Repayments of long-term debt	(286)	(429)	—
Proceeds from the issuance of long-term debt	—	—	992
Bank common stock repurchased	(800)	(76)	(1,102)
Proceeds from the issuance of common stock	21	8	14
Dividends paid on common and preferred stock	(261)	(259)	(260)
Other, net	(13)	(8)	(9)
Net cash provided by (used in) financing activities	11,002	11,323	(981)
Net increase (decrease) in cash and due from banks	52	(162)	91
Cash and due from banks at beginning of year	543	705	614
Cash and due from banks at end of year	$595	$543	$705

Cash paid for interest	$81	$195	$401
Net cash paid for income taxes	442	169	233
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	25	4	12
Loans held for investment reclassified to loans held for sale, net	120	(11)	85
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
ZIONS BANCORPORATION, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Zions Bancorporation, National Association (“Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”) is a bank headquartered in Salt Lake City, Utah. We provide a wide range of banking products and related services in 11 Western and Southwestern states through seven separately managed affiliates: Zions Bank in Utah, Idaho, and Wyoming; California Bank & Trust (“CB&T”); Amegy Bank (“Amegy”) in Texas; National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”) in Colorado and New Mexico; and The Commerce Bank of Washington (“TCBW”) which operates under that name in Washington and under The Commerce Bank of Oregon in Oregon.
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
In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Prior year amounts have been reclassified to conform with the current year presentation, where applicable. These reclassifications did not affect net income or shareholders’ equity.
We evaluated events that occurred between December 31, 2021 and the date the accompanying financial statements were issued, and there were no material events that would require recognition in the consolidated financial statements or disclosure in the accompanying Notes. As referenced in Note 13 of the “Notes to Consolidated Financial Statements,” we redeemed the 3.35% senior notes on February 4, 2022.
Variable Interest Entities
A variable interest entity (“VIE”) is consolidated when we are the primary beneficiary of the VIE. Current accounting guidance requires continuous analysis to determine the primary beneficiary of a VIE. At the commencement of our involvement, and periodically thereafter, we consider our consolidation conclusions for all entities with which we are involved. At December 31, 2021, and 2020, we had no VIEs that have been consolidated in our financial statements.
Statement of Cash Flows
For purposes of presentation in the consolidated statements of cash flows, “cash and cash equivalents” are defined as those amounts included in cash and due from banks in the consolidated balance sheets.
Fair Value Estimates
We measure many of our assets and liabilities on a fair value basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. To improve consistency and comparability in fair value measurements, GAAP has established a hierarchy to prioritize the

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
valuation inputs among three levels. We prioritize quoted prices in active markets and minimize reliance on unobservable inputs when possible. When observable market prices are not available, fair value is estimated using modeling techniques requiring professional judgment to estimate the appropriate fair value. These valuation techniques use assumptions that market participants would consider in pricing the asset or the liability, including the effect of a restriction on the sale or use of an asset, the life of the asset and applicable growth rate, the risk of nonperformance, and other related assumptions. Changes in market conditions may reduce the availability of quoted prices or observable data. See Note 3 of the “Notes to Consolidated Financial Statements” for further information regarding the use of fair value estimates.
Security Resell Agreements
Security resell agreements represent overnight and term agreements with the majority maturing within 30 days. These agreements are generally treated as collateralized financing transactions and are carried at amounts at which the securities were acquired plus accrued interest. Either we, or in some instances third parties on our behalf, take possession of the underlying securities. The fair value of such securities is monitored throughout the contract term to ensure that asset values remain sufficient to protect against counterparty default. We are permitted by contract to sell or repledge certain securities that we accept as collateral for security resell agreements. If sold, our obligation to return the collateral is recorded as “securities sold, not yet purchased” and included as a liability in “Federal funds and other short-term borrowings.” At December 31, 2021, and 2020, we held $2.0 billion and $5.7 billion of securities for which we were permitted by contract to sell or repledge, respectively. Security resell agreements averaged $2.1 billion during both 2021 and 2020, and the maximum amount outstanding at any month-end during those same time periods was $3.6 billion and $6.4 billion, respectively.
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
Available-for-sale (“AFS”) securities are measured at fair value and generally consist of debt securities held for investment. Unrealized gains and losses of AFS securities, after applicable taxes, are recorded as a component of other comprehensive income (“OCI”). AFS securities in an unrealized loss position are formally reviewed on a quarterly basis for the presence of impairment. If we have an intent to sell an identified security, or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, we recognize an identified impairment. If we have the intent and ability to hold the securities, they are analyzed to determine whether there is any impairment attributable to credit-related factors. If a credit impairment is determined to exist, then we measure the amount of credit loss and recognize an allowance for the credit loss. The process, methodology, and factors considered to evaluate securities for impairment are described further in Note 5.
Trading securities are measured at fair value and consist of securities acquired for short-term appreciation or other trading purposes. Realized and unrealized gains and losses are recorded in trading income, which is included in “Capital markets and foreign exchange fees” line item in the income statement.
See Note 3 for further information regarding the measurement of our investment securities at fair value.
Leases
All leases with lease terms greater than twelve months are reported as a lease liability with a corresponding right-of-use (“ROU”) asset. We present ROU assets for operating leases and finance leases on the consolidated balance sheet in “Other assets,” and “Premises, equipment and software, net,” respectively. The corresponding liabilities for those

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
leases are presented in “Other liabilities,” and “Long-term debt.” See Note 8 for further information regarding the accounting for leases.
Loans
Loans are reported at the principal amount outstanding, net of unearned income, unamortized purchase premiums and discounts, and net of deferred loan fees and costs, which are amortized into interest income over the life of the loan using the interest method.
At the time of origination, we determine whether loans will be held for investment or held for sale. We may subsequently change our intent for a loan or group of loans and reclassify them appropriately. Loans held for sale are carried at the lower of aggregate cost or fair value. A valuation allowance is recorded when cost exceeds fair value based on reviews at the time of reclassification and periodically thereafter. Gains and losses are recorded in “Loan-related fees and income” in noninterest income based on the difference between sales proceeds and carrying value.
We evaluate loans throughout their lives for signs of credit deterioration, which may impact the loan status, risk grading, and potentially impact the accounting for that loan. Loan status categories include past due as to contractual payments, accruing or nonaccruing, and restructured, including troubled debt restructurings (“TDRs”). Our accounting policies for loans and our estimation of the related allowance for credit losses (“ACL”) are described further in Note 6.
In the ordinary course of business, we may syndicate portions of loans or transfer portions of loans under participation agreements to manage credit risk and our portfolio concentration. We evaluate the loan participations to determine if they meet the appropriate accounting guidance to qualify as sales. Certain purchased loans require separate accounting procedures that are also described in Note 6.
Allowance for Credit Losses
The ACL, which consists of the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”), represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date.
On January 1, 2020, we adopted Accounting Standards Update (“ASU”) 2016-13, Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and its subsequent updates, often referred to as the Current Expected Credit Loss (“CECL”) model. CECL changed how the ACL is measured for loans and for additional financial assets, including HTM securities. The ACL for debt securities is estimated separately from loans. See Note 6 for further discussion of our estimation process for the ACL.
Other Noninterest-bearing Investments
These investments include private equity investments (“PEIs”), venture capital securities, securities acquired for various debt and regulatory requirements, bank-owned life insurance (“BOLI”), and certain other noninterest-bearing investments. See further discussion in Note 3.
Certain PEIs and venture capital securities are accounted for under the equity method and some are reported at fair value. Changes in fair value and gains and losses from sales are recognized in the “Securities gains and losses, net” line item in noninterest income. We have elected to measure PEIs without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, referred to as the “measurement alternative,” with such changes also recognized in noninterest income. Periodic reviews are conducted for impairment by comparing carrying values with estimates of fair value.
BOLI is accounted for at fair value based on the cash surrender values (“CSVs”) of the general account insurance policies. A third-party service provides these values.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Premises, Equipment, and Software
Premises, equipment, and software are stated at cost, net of accumulated depreciation and amortization. Depreciation, computed primarily on the straight-line method, is charged to operations over the estimated useful lives of the properties, generally 25 to 40 years for buildings, three to 10 years for furniture and equipment, and three to 10 years for software, including capitalized costs related to our technology initiatives. Leasehold improvements are amortized over the terms of the respective leases (including any extension options that are reasonably certain to be exercised) or the estimated useful lives of the improvements, whichever is shorter. Premises, equipment, and software are evaluated for impairment on a periodic basis.
Goodwill and Identifiable Intangible Assets
Goodwill is recorded at fair value at the time of its acquisition and is subsequently evaluated for impairment annually, or more frequently if conditions warrant.
Business Combinations
Business combinations are accounted for under the acquisition method of accounting. Upon initially obtaining control, we recognize 100% of all acquired assets and all assumed liabilities, regardless of the percentage owned. The assets and liabilities are recorded at their estimated fair values, with goodwill being recorded when such fair values are less than the cost of acquisition. Certain transaction and restructuring costs are expensed as incurred. Changes to estimated fair values from a business combination are recognized as an adjustment to goodwill over the measurement period, which cannot exceed one year from the acquisition date. Results of operations of acquired businesses are included in our statement of income from the date of acquisition.
Other Real Estate Owned
Other real estate owned (“OREO”) consists principally of commercial and residential real estate obtained in partial or total satisfaction of loan obligations. Amounts are recorded initially at fair value (less any selling costs) based on property appraisals at the time of transfer and subsequently at the lower of cost or fair value (less any selling costs).
Derivative Instruments
We use derivative instruments such as swaps and purchased and sold options as part of our overall interest rate risk management strategy. Derivatives are an important tool used in managing our overall asset and liability sensitivities to remain within management’s stated interest rate risk thresholds. Their use allows us to adjust and align our naturally occurring mix of fixed and floating-rate assets and liabilities to manage interest income volatility by synthetically converting variable-rate assets to fixed-rate, or synthetically converting fixed-rate funding instruments to floating rates.
We also execute both interest rate and short-term foreign currency derivative instruments with our commercial banking customers to facilitate their risk management strategies. These derivatives are hedged by entering into offsetting derivatives with third parties such that we minimize our net risk exposure as a result of such transactions. We record all derivatives at fair value, and they are included on the consolidated balance sheet in “Other assets” or “Other liabilities.” The accounting for the change in value of a derivative depends on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings. See Note 7 for more information.
Derivatives Designated in Qualifying Hedging Relationships
We apply hedge accounting to certain derivatives executed for risk management purposes, primarily interest rate risk. To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged and the hedging relationship must be formally documented. We primarily use regression analysis to assess the effectiveness of each hedging relationship, unless the hedge qualifies for other methods of assessing effectiveness (e.g., shortcut or critical terms match), both at inception and on an ongoing basis. We designate derivatives as fair value and cash flow hedges for accounting purposes and these hedges can be a significant aspect of our overall interest risk sensitivity management. We may add additional hedging strategies over time. See Note 7 for more information regarding the accounting for derivatives designated as hedging instruments.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Commitments and Letters of Credit
In the ordinary course of business, we enter into loan commitments, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded. The credit risk associated with these commitments is evaluated in a manner similar to the ALLL. The RULC is presented separately on the consolidated balance sheet in “Other liabilities.”
Revenue Recognition
Noninterest income and revenue from contracts with customers are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. See Note 17 for further information regarding how we recognize revenue for contracts with customers.
Share-based Compensation
Share-based compensation generally includes grants of stock options, restricted stock, restricted stock units (“RSUs”), and other awards to employees and nonemployee directors. We recognize compensation expense in the statement of income based on the grant-date value of the associated share-based awards. See further discussion in Note 19.
Income Taxes
Deferred tax assets (“DTAs”) and liabilities (“DTLs”) are determined based on temporary differences between financial statement asset and liability amounts and their respective tax basis, and are measured using enacted tax laws and rates. The effect on DTAs and DTLs of a change in tax rates is recognized into income in the period that includes the enactment date. DTAs are recognized insofar that management deems it more likely than not that they will be realized. Unrecognized tax benefits for uncertain tax positions relate primarily to tax credits on technology initiatives. See Note 20 for further discussion of income taxes and unrecognized tax benefits for uncertain tax positions.
Net Earnings Per Common Share
Net earnings per common share is based on net earnings applicable to common shareholders, which is net of preferred stock dividends. Basic net earnings per common share is based on the weighted average outstanding common shares during each year. Unvested share-based awards with rights to receive nonforfeitable dividends are considered participating securities and are included in the computation of basic earnings per share. Diluted net earnings per common share is based on the weighted average outstanding common shares during each year, including common stock equivalents. Stock options, restricted stock, RSUs, and stock warrants are converted to common stock equivalents using the more dilutive of the treasury stock method or the two-class method. Diluted net earnings per common share excludes common stock equivalents whose effect is antidilutive. See further discussion in Note 21.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
2.    RECENT ACCOUNTING PRONOUNCEMENTS
There have been no recent accounting pronouncements and developments that would significantly impact our financial statements or operations.
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
Level 1 — Quoted prices in active markets for identical assets or liabilities that we have the ability to access;
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
The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Market activity is presumed to be orderly in the absence of evidence of forced or disorderly sales. Applicable accounting guidance precludes the use of blockage factors or liquidity adjustments due to the quantity of securities held by an entity.
We measure certain assets and liabilities at fair value on a recurring basis when fair value is the primary measure for accounting. Fair value is used on a nonrecurring basis to measure certain assets, such as the application of lower of cost or fair value accounting and the recognition of impairment on assets. Fair value is also used when providing required disclosures for certain financial instruments.
Fair Value Policies and Procedures
We have various policies, processes, and controls in place to ensure that fair values are reasonably developed, reviewed, and approved for use. These include a Securities Valuation Committee, comprised of executive management, that reviews and approves on a quarterly basis the key components of fair value measurements, including critical valuation assumptions for Level 3 measurements. A Model Risk Management Group conducts model validations, including internal models, and sets policies and procedures for revalidation, including the timing of revalidation.
Third-party Service Providers
We use a third-party pricing service to measure fair value for approximately 98% of our AFS Level 2 securities. Fair value measurements for other AFS Level 2 securities generally use inputs corroborated by market data and include standard discounted cash flow analysis.
For Level 2 securities, the third-party pricing service provides documentation on an ongoing basis that presents market data, including detailed pricing information and market reference data. The documentation includes benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, including information from the vendor trading platform. We review, test, and validate this information as appropriate.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The following describes the hierarchy designations, valuation methodologies and key inputs to measure fair value on a recurring basis for designated financial instruments:
Available-for-Sale
U.S. Treasury, Agencies and Corporations
U.S. Treasury securities are measured under Level 1 using quoted market prices when available. U.S. agencies and corporations are measured under Level 2 for which observable market inputs were utilized in measuring fair value.
Municipal Securities
Municipal securities are measured under Level 2 using observable market inputs in measuring fair value.
Other Debt Securities
Other debt securities are measured using quoted prices for similar securities and are classified under Level 2.
Trading Account
Securities in the trading account are generally measured under Level 2.
Held-to-Maturity
HTM securities are carried at amortized cost, but are measured at fair value for disclosure purposes using a third-party pricing service or an internal model. The internal model utilizes observable market yields as inputs.
Bank-owned Life Insurance
BOLI is measured under Level 2 according to CSVs of the insurance policies. Nearly all policies are general account policies with CSVs based on our claims on the assets of the insurance companies. The insurance companies’ investments include predominantly fixed-income securities consisting of investment-grade corporate bonds and various types of mortgage instruments. Management regularly reviews its BOLI investment performance, including concentrations among insurance providers.
Private Equity Investments
PEIs carried at fair value on a recurring basis are generally measured under Level 3. On occasion, PEIs may become publicly traded and are measured under Level 1. The majority of these PEIs are held in our Small Business Investment Company (“SBIC”) and are early-stage venture investments. These investments are reviewed at least quarterly by the Securities Valuation Committee, and whenever a new round of financing occurs. Certain of these investments may be measured using multiples of operating performance. The Equity Investments Committee, consisting of executives familiar with the investments, reviews periodic financial information, including audited financial statements when available.
Certain valuation analytics may be employed that include current and projected financial performance, recent financing activities, economic and market conditions, market comparable companies, market liquidity, sales restrictions, and other factors. A significant change in the expected performance of the individual investment would result in a change in the fair value measurement of the investment. Certain restrictions apply for the redemption of these investments. See additional discussions in Notes 5 and 16.
Agriculture Loan Servicing
We service agriculture loans approved and funded by Federal Agricultural Mortgage Corporation (“FAMC”), and provide this servicing under an agreement with FAMC for loans they own. The servicing assets are measured at fair value, which represents our projection of the present value of future cash flows measured under Level 3 using discounted cash flow methodologies.
Interest-only Strips
Interest-only strips are created as a by-product of securitizing U.S. Small Business Administration (“SBA”) loan pools. When the guaranteed portions of SBA 7(a) loans are pooled, interest-only strips may be created in the

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
pooling process. The asset’s fair value represents the present value of future cash flows measured under Level 3 using discounted cash flow methodologies.
Deferred Compensation Plan Assets
Invested assets in the deferred compensation plan consist of shares of registered investment companies. These mutual funds are valued under Level 1 at quoted market prices, which represents the net asset value (“NAV”) of shares held by the plan at the end of the period.
Derivatives
Derivatives are measured according to their classification as either exchange-traded or over-the-counter. Exchange-traded derivatives, including foreign currency exchange contracts, are generally measured under Level 1 because they are traded in active markets. Over-the-counter derivatives, consisting primarily of interest rate swaps and options, are generally measured under Level 2 as the related fair values are obtained from third-party services that utilize observable market inputs. Observable market inputs include yield curves, foreign exchange rates, commodity prices, option volatility, counterparty credit risk, and other related data. Valuations include credit valuation adjustments (“CVAs”) to reflect nonperformance risk for both us and our counterparties. CVAs are determined generally by applying a credit spread to the total expected exposure (net of any collateral) of the derivative.
Securities Sold, Not Yet Purchased
Securities sold, not yet purchased, included in “Federal funds and other short-term borrowings” on the balance sheet, are measured under Level 1 using quoted market prices. If market prices for identical securities are not available, quoted prices under Level 2 for similar securities are used.
Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	December 31, 2021
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$134	$22,144	$—	$22,278
Municipal securities		1,694		1,694
Other debt securities		76		76
Total Available-for-sale	134	23,914	—	24,048
Trading account	14	358		372
Other noninterest-bearing investments:
Bank-owned life insurance		537		537
Private equity investments [1]	35		66	101
Other assets:
Agriculture loan servicing and interest-only strips			12	12
Deferred compensation plan assets	138			138
Derivatives:
Derivatives designated as hedges		10		10
Derivatives not designated as hedges		209		209
Total Assets	$321	$25,028	$78	$25,427
LIABILITIES
Securities sold, not yet purchased	$254	$—	$—	$254
Other liabilities:
Derivatives:
Derivatives not designated as hedges		51		51
Total Liabilities	$254	$51	$—	$305
1 The level 1 PEIs relate to the portion of our SBIC investments that are now publicly traded.

(In millions)	December 31, 2020
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$192	$13,944	$—	$14,136
Municipal securities		1,420		1,420
Other debt securities		175		175
Total Available-for-sale	192	15,539	—	15,731
Trading account	111	155		266
Other noninterest-bearing investments:
Bank-owned life insurance		532		532
Private equity investments			80	80
Other assets:
Agriculture loan servicing and interest-only strips			16	16
Deferred compensation plan assets	120			120
Derivatives:
Derivatives designated as hedges		3		3
Derivatives not designated as hedges		415		415
Total Assets	$423	$16,644	$96	$17,163
LIABILITIES
Securities sold, not yet purchased	$61	$—	$—	$61
Other liabilities:
Derivatives:
Derivatives not designated as hedges		38		38
Total Liabilities	$61	$38	$—	$99
Rollforward of Level 3 Fair Value Measurements
The following schedule presents a rollforward of assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	December 31, 2021		December 31, 2020
(In millions)	Private equity investments	Ag loan servicing & interest-only strips	Private equity investments	Ag loan servicing & interest-only strips

Balance at beginning of year	$80	$16	$107	$18
Unrealized securities gains (losses), net	71	—	(23)	—
Other noninterest income (expense)	—	(3)	—	(1)
Purchases	17	—	10	—
Cost of investments sold	(24)	—	(14)	—
Redemptions and paydowns	—	(1)	—	(1)
Transfers out [1]	(78)	—	—	—
Balance at end of year	$66	$12	$80	$16
1 Represents the transfer of SBIC investments out of Level 3 and into Level 1 because they are now publicly traded.
The rollforward of Level 3 instruments includes the following realized gains and losses in the statement of income:

(In millions)	Year Ended December 31,
	2021	2020

Securities gains (losses), net	$31	$18

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Nonrecurring Fair Value Measurements
Included in the balance sheet amounts are the following amounts of assets that had fair value changes measured on a nonrecurring basis:

(In millions)	Fair value at December 31, 2021				Gains (losses) from fair value changes Year Ended December 31, 2021
	Level 1	Level 2	Level 3	Total

Collateral-dependent loans	$—	$2	$—	$2	$(3)

(In millions)	Fair value at December 31, 2020				Gains (losses) from fair value changes Year Ended December 31, 2020
	Level 1	Level 2	Level 3	Total

Private equity investments	$—	$—	$1	$1	$(1)
Collateral-dependent loans	—	14	—	14	(14)
Other real estate owned	—	1	—	1	(2)
Total	$—	$15	$1	$16	$(17)
The previous fair values may not be current as of the dates indicated, but rather as of the most recent date the fair value change occurred. Accordingly, carrying values may not equal the current fair value.
PEIs carried at cost were $18 million at December 31, 2021 and $8 million at December 31, 2020. Other noninterest-bearing investments carried at cost were $92 million and $109 million at December 31, 2021, and 2020, respectively, which were comprised of Federal Reserve and Federal Home Loan Bank (“FHLB”) stock. PEIs accounted for using the equity method were $83 million and $61 million at December 31, 2021, and 2020, respectively.
Loans that are collateral dependent were measured at the lower of amortized cost or the fair value of the collateral. OREO was measured initially at fair value based on collateral appraisals at the time of transfer and subsequently at the lower of cost or fair value (less any selling costs). Measurement of fair value for collateral-dependent loans and OREO was based on third-party appraisals that utilize one or more valuation techniques (income, market and/or cost approaches). Any adjustments to calculated fair value were made based on recently completed and validated third-party appraisals, third-party appraisal services, automated valuation services, or our informed judgment. Automated valuation services may be used primarily for residential properties when values from any of the previous methods were not available within 90 days of the balance sheet date. These services use models based on market, economic, and demographic values.
Fair Value of Certain Financial Instruments
Following is a summary of the carrying values and estimated fair values of certain financial instruments:

	December 31, 2021			December 31, 2020
(In millions)	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Financial assets:
Held-to-maturity investment securities	$441	$443	2	$636	$640	2
Loans and leases (including loans held for sale), net of allowance	50,421	50,619	3	52,780	53,221	3
Financial liabilities:
Time deposits	1,622	1,624	2	2,588	2,603	2
Long-term debt	1,012	1,034	2	1,336	1,346	2
This summary excludes financial assets and liabilities for which carrying value approximates fair value and financial instruments that are recorded at fair value on a recurring basis. Financial instruments for which carrying values approximate fair value include cash and due from banks, money market investments, demand, savings and money market deposits, federal funds purchased and other short-term borrowings, and security repurchase agreements. The estimated fair value of demand, savings and money market deposits is the amount payable on

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
demand at the reporting date. Carrying value is used because the accounts have no stated maturity and the customer has the ability to withdraw funds immediately. Time and foreign deposits, and any other short-term borrowings, are measured at fair value by discounting future cash flows using the London Interbank Offered Rate (“LIBOR”) yield curve to the given maturity dates. Long-term debt is measured at fair value based on actual market trades (i.e., an asset value) when available, or discounting cash flows to maturity using the LIBOR yield curve adjusted for credit spreads.
For loans measured at amortized cost, fair value is estimated for disclosure purposes by discounting future cash flows using the applicable yield curve adjusted by a factor that is derived from analyzing recent loan originations and combined with a liquidity premium inherent in the loan. These future cash flows are then reduced by the estimated life-of-the-loan aggregate credit losses in the loan portfolio (i.e., the allowance for loan and lease losses under the CECL model). The methods used to measure fair value for HTM securities was previously described.
These fair value disclosures represent our best estimates based on relevant market information. Fair value estimates are based on judgments regarding current economic conditions, future expected loss experience, risk characteristics of the various instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment, and cannot be determined with precision. Changes in these methodologies and assumptions would significantly affect the estimates.
4.    OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	December 31, 2021
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$2,133	$—	$2,133	$—	$—	$2,133
Derivatives (included in other assets)	219	—	219	(16)	(7)	196
Total assets	$2,352	$—	$2,352	$(16)	$(7)	$2,329
Liabilities:
Federal funds and other short-term borrowings	$903	$—	$903	$—	$—	$903
Derivatives (included in other liabilities)	51	—	51	(16)	(1)	34
Total liabilities	$954	$—	$954	$(16)	$(1)	$937

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

	December 31, 2020
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$6,457	$(692)	$5,765	$—	$—	$5,765
Derivatives (included in other assets)	418	—	418	(4)	(3)	411
Total assets	$6,875	$(692)	$6,183	$(4)	$(3)	$6,176
Liabilities:
Federal funds and other short-term borrowings	$2,264	$(692)	$1,572	$—	$—	$1,572
Derivatives (included in other liabilities)	38	—	38	(4)	(26)	8
Total liabilities	$2,302	$(692)	$1,610	$(4)	$(26)	$1,580
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
5.    INVESTMENTS
Investment Securities
Investment securities are classified as HTM, AFS, or trading. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. The amortized cost amounts represent the original cost of the investments, adjusted for related amortization or accretion of any purchase premiums or discounts, and for any impairment losses, including credit-related impairment. AFS securities are carried at fair value and changes in fair value (unrealized gains and losses) are reported as net increases or decreases to accumulated other comprehensive income (“AOCI”), net of related taxes. Trading securities are carried at fair value with gains and losses recognized in current period earnings. The carrying values of our securities do not include accrued interest receivables of $65 million and $54 million at December 31, 2021, and 2020, respectively. These receivables are presented on the consolidated balance sheet in “Other assets.”
The purchase premiums for callable debt securities classified as HTM or AFS are amortized into interest income at an effective yield to the earliest call date. The purchase premiums and discounts for all other HTM and AFS securities are recognized in interest income over the contractual life of the security using the effective yield method. As principal prepayments are received on securities, a proportionate amount of the related premium or discount is recognized in income so that the effective yield on the remaining portion of the security continues unchanged. Note 3 discusses the process to estimate fair value for investment securities.

	December 31, 2021
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$441	$4	$2	$443
Available-for-sale
U.S. Treasury securities	155	—	21	134
U.S. Government agencies and corporations:
Agency securities	833	13	1	845
Agency guaranteed mortgage-backed securities	20,549	108	270	20,387
Small Business Administration loan-backed securities	938	2	28	912
Municipal securities	1,652	46	4	1,694
Other debt securities	75	1	—	76
Total available-for-sale	24,202	170	324	24,048
Total HTM and AFS investment securities	$24,643	$174	$326	$24,491

	December 31, 2020
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$636	$5	$1	$640
Available-for-sale
U.S. Treasury securities	205	—	13	192
U.S. Government agencies and corporations:
Agency securities	1,051	40	—	1,091
Agency guaranteed mortgage-backed securities	11,439	262	8	11,693
Small Business Administration loan-backed securities	1,195	—	35	1,160
Municipal securities	1,352	68	—	1,420
Other debt securities	175	—	—	175
Total available-for-sale	15,417	370	56	15,731
Total HTM and AFS investment securities	$16,053	$375	$57	$16,371
Maturities
The following schedule shows the amortized cost and weighted average yields of investment debt securities by contractual maturity of principal payments at December 31, 2021. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

	December 31, 2021
	Total debt investment securities		Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years
(Dollar amounts in millions)	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
Held-to-maturity
Municipal securities [1]	$441	3.14%	$29	2.71%	$131	3.53%	$170	2.81%	$111	3.30%
Available-for-sale
U.S. Treasury securities	155	1.28	—	—	—	—	—	—	155	1.28
U.S. Government agencies and corporations:
Agency securities	833	2.06	—	—	327	1.32	284	2.41	222	2.71
Agency guaranteed mortgage-backed securities	20,549	1.61	—	—	396	1.36	1,381	1.56	18,772	1.62
Small Business Administration loan-backed securities	938	1.30	—	—	51	1.33	113	1.55	774	1.26
Municipal securities [1]	1,652	2.36	111	2.08	687	2.56	490	2.08	364	2.46
Other debt securities	75	2.16	—	—	—	—	60	1.99	15	2.83
Total available-for-sale securities	24,202	1.67	111	2.08	1,461	1.91	2,328	1.78	20,302	1.63
Total HTM and AFS investment securities	$24,643	1.69%	$140	2.21%	$1,592	2.05%	$2,498	1.85%	$20,413	1.64%
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis using a tax rate of 21%.
The following schedule summarizes the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	December 31, 2021
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$1	$88	$1	$68	$2	$156
Available-for-sale
U.S. Treasury securities	—	—	21	134	21	134
U.S. Government agencies and corporations:
Agency securities	1	121	—	1	1	122
Agency guaranteed mortgage-backed securities	231	13,574	39	942	270	14,516
Small Business Administration loan-backed securities	—	27	28	749	28	776
Municipal securities	4	327	—	8	4	335
Other	—	—	—	—	—	—
Total available-for-sale	236	14,049	88	1,834	324	15,883
Total HTM and AFS investment securities	$237	$14,137	$89	$1,902	$326	$16,039

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

	December 31, 2020
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$1	$96	$—	$12	$1	$108
Available-for-sale
U.S. Treasury securities	13	142	—	—	13	142
U.S. Government agencies and corporations:
Agency securities	—	6	—	2	—	8
Agency guaranteed mortgage-backed securities	7	1,197	1	179	8	1,376
Small Business Administration loan-backed securities	—	15	35	1,068	35	1,083
Municipal securities	—	19	—	—	—	19
Other	—	150	—	—	—	150
Total available-for-sale	20	1,529	36	1,249	56	2,778
Total HTM and AFS investment securities	$21	$1,625	$36	$1,261	$57	$2,886
Approximately 137 and 119 HTM and 1,302 and 549 AFS investment securities were in an unrealized loss position at December 31, 2021, and 2020, respectively.
Impairment
Ongoing Policy
We review investment securities quarterly on an individual basis for the presence of impairment. For AFS securities, when the fair value of a debt security is less than its amortized cost basis at the balance sheet date, we assess whether impairment is present. When determining if the fair value of an investment is less than the amortized cost basis, we have elected to exclude accrued interest from the amortized cost basis of the investment. If we have an intent to sell an identified security, or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, we recognize an impairment.
If we have the intent and ability to hold the securities, we determine whether there is any impairment attributable to credit-related factors. We analyze certain factors, primarily internal and external credit ratings, to determine if the decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. If a credit impairment is determined to exist, then we measure the amount of credit loss and recognize an allowance for the credit loss. In measuring the credit loss, we generally compare the present value of cash flows expected to be collected from the security to the amortized cost basis of the security. These cash flows are credit adjusted using, among other things, assumptions for default probability and loss severity. Certain other unobservable inputs, such as prepayment rate assumptions, are also utilized. In addition, certain internal models may be utilized. To determine the credit-related portion of impairment, we use the security-specific effective interest rate when estimating the present value of cash flows. If the present value of cash flows is less than the amortized cost basis of the security, then this amount is recorded as an allowance for credit loss, limited to the amount that the fair value is less than the amortized cost basis (i.e., the credit impairment cannot result in the security being carried at an amount lower than its fair value). The assumptions used to estimate the expected cash flows depend on the particular asset class, structure and credit rating of the security. Declines in fair value that are not recorded in the allowance are recorded in other comprehensive income, net of applicable taxes.
AFS Impairment Conclusions
We did not recognize any impairment on our AFS investment securities portfolio during 2021 or 2020. Unrealized losses relate to changes in interest rates subsequent to purchase and are not attributable to credit. At December 31, 2021, we had not initiated any sales of AFS securities, nor did we have an intent to sell any identified securities with unrealized losses. We do not believe it is more likely than not we would be required to sell such securities before recovery of their amortized cost basis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
HTM Impairment Conclusions
For HTM securities, the ACL is assessed consistent with the approach described in Note 6 for loans and leases carried at amortized cost. The ACL on HTM securities was less than $1 million at December 31, 2021. All HTM securities were risk-graded as “pass” in terms of credit quality and none were past due at December 31, 2021. The amortized cost basis of HTM securities categorized by year acquired and risk classification as monitored by management is summarized in the following schedule:

	December 31, 2021
	Amortized cost basis by year acquired
(In millions)	2021	2020	2019	2018	2017	Prior	Total Securities
Held-to-maturity	$102	$124	$10	$—	$8	$197	$441
Securities Gains and Losses Recognized in Income
The following schedule summarizes gains and losses recognized in the income statement:

	2021		2020		2019
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses
Other noninterest-bearing investments	$119	$48	$27	$20	$20	$17
Net gains [1]		$71		$7		$3
1 Net gains were recognized in securities gains in the income statement.
The following schedule presents interest income by security type:

(In millions)	2021			2020			2019
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$10	$5	$15	$10	$10	$20	$9	$13	$22
Available-for-sale	256	29	285	252	25	277	308	25	333
Trading	—	11	11	—	7	7	1	6	7
Total securities	$266	$45	$311	$262	$42	$304	$318	$44	$362
Investment securities with a carrying value of approximately $3.1 billion and $2.3 billion at December 31, 2021, and 2020, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
6.    LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
Loans and leases are summarized as follows according to major portfolio segment and specific class:

	December 31,
(In millions)	2021	2020

Loans held for sale	$83	$81
Commercial:
Commercial and industrial	$13,867	$13,444
PPP	1,855	5,572
Leasing	327	320
Owner-occupied	8,733	8,185
Municipal	3,658	2,951
Total commercial	28,440	30,472
Commercial real estate:
Construction and land development	2,757	2,345
Term	9,441	9,759
Total commercial real estate	12,198	12,104
Consumer:
Home equity credit line	3,016	2,745
1-4 family residential	6,050	6,969
Construction and other consumer real estate	638	630
Bankcard and other revolving plans	396	432
Other	113	124
Total consumer	10,213	10,900
Total loans and leases	$50,851	$53,476
Loans and leases are measured and presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $83 million and $149 million at December 31, 2021, and December 31, 2020, respectively. Amortized cost basis does not include accrued interest receivables of $161 million and $200 million at December 31, 2021, and December 31, 2020, respectively. These receivables are presented on the consolidated balance sheet in “Other assets.”
Municipal loans generally include loans to municipalities with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $160 million at December 31, 2021 and $156 million at December 31, 2020.
Loans with a carrying value of approximately $26.8 billion at December 31, 2021, and $24.7 billion at December 31, 2020, have been pledged at the Federal Reserve and the FHLB of Des Moines as collateral for current and potential borrowings.
We sold loans totaling $1.7 billion in 2021, $1.8 billion in 2020, and $0.9 billion in 2019, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans. The loans are mainly sold to U.S. government agencies or participated to third-party participants. At times, we have continuing involvement in the transferred loans in the form of servicing rights or guarantees to the respective issuer. Amounts added to loans held for sale during these same periods were $1.7 billion, $1.8 billion, and $0.9 billion, respectively. See Note 5 for further information regarding guaranteed securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The principal balance of sold loans for which we retain servicing was approximately $3.3 billion at December 31, 2021, and $2.7 billion at December 31, 2020. Income from loans sold, excluding servicing, was $34 million in 2021, $54 million in 2020, and $18 million in 2019.
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
The ACL reflects our best estimate of credit losses and is calculated using the loan's amortized cost basis (principal balance, net of unamortized premiums, discounts, and deferred fees and costs). We do not estimate the ACL for accrued interest receivables because we reverse or write-off uncollectible accrued interest receivable balances in a timely manner, generally within one month.
The methodologies we use to estimate the ACL depend upon the type of loan, the age and contractual term of the loan, expected payments (both contractual and assumed prepayments), credit quality indicators, economic forecasts, and the evaluation method (whether individually or collectively evaluated). Loan extensions or renewals are not considered in the ACL unless they are included in the original or modified loan contract and are not unconditionally cancellable, or we reasonably expect a related modification to result in a TDR.
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
We establish the amount of the ACL by analyzing the portfolio at least quarterly, and we adjust the provision for loan losses and unfunded lending commitments to ensure the ACL is at an appropriate level at the balance sheet date. The ACL is determined based on our review of loans that have similar risk characteristics, which are evaluated on a collective basis, as well as loans that do not have similar risk characteristics, which are evaluated on an individual basis.
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
We estimate current expected credit losses for each loan, which includes considerations of historical credit loss experience, current conditions, and reasonable and supportable forecasts about the future. We use the following two types of credit loss estimation models:
•Econometric loss models, which rely on statistical analyses of our historical loss experience dependent upon economic factors and other loan-level characteristics. Statistically relevant economic factors vary depending upon the type of loan, but include variables such as unemployment, real estate price indices, energy prices, GDP, etc. The results derived using alternative economic scenarios are weighted to produce the credit loss estimate from these models.
•Loss models that are based on our long-term average historical credit loss experience since 2008, which rely on statistical analyses of our historical loss experience dependent upon loan-level characteristics.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Credit loss estimates for the first 12 months of a loan’s remaining life are derived using economic loss models. Over a subsequent 12-month reversion period, we blend the estimated credit losses from the two models on a straight-line basis. For the remaining life of the loan, the estimated credit losses are derived from the long-term average historical credit loss models.
For loans that do not share risk characteristics with other loans, we estimate lifetime expected credit losses on an individual basis. These include nonaccrual loans with a balance greater than $1 million; TDR loans, including TDRs that subsequently default; a loan no longer reported as a TDR; or a loan where we reasonably expect it to become a TDR. When a loan is individually evaluated for expected credit losses, we estimate a specific reserve for the loan based on either the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral.
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
The methodologies described previously generally rely on historical loss information to help determine our quantitative portion of the ACL. However, we also consider other qualitative and environmental factors related to current conditions and reasonable and supportable forecasts that may indicate current expected credit losses may differ from the historical information reflected in our quantitative models. Thus, after applying historical loss experience, as described above, we review the quantitative portion of ACL for each segment using qualitative criteria, and we use those criteria to determine our qualitative estimate. We monitor various risk factors that influence our judgment regarding the level of the ACL across the portfolio segments. These factors primarily include:
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
Off-balance Sheet Credit Exposures
As previously mentioned, we estimate current expected credit losses for off-balance sheet loan commitments, including letters of credit that are not unconditionally cancelable. This estimate uses the same procedures and methodologies described previously for loans and is calculated by taking the difference between the estimated current expected credit loss and the funded balance, if greater than zero.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Changes in the Allowance for Credit Losses
Changes in the ACL are summarized as follows:

	December 31, 2021
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan and lease losses
Balance at beginning of year	$464	$171	$142	$777
Provision for loan losses	(147)	(67)	(44)	(258)
Gross loan and lease charge-offs	35	—	13	48
Recoveries	29	3	10	42
Net loan and lease charge-offs (recoveries)	6	(3)	3	6
Balance at end of year	$311	$107	$95	$513
Reserve for unfunded lending commitments
Balance at beginning of year	$30	$20	$8	$58
Provision for unfunded lending commitments	(11)	(9)	2	(18)
Balance at end of year	$19	$11	$10	$40
Total allowance for credit losses
Allowance for loan and lease losses	$311	$107	$95	$513
Reserve for unfunded lending commitments	19	11	10	40
Total allowance for credit losses	$330	$118	$105	$553

	December 31, 2020
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan and lease losses
Balance at beginning of year	$282	$69	$146	$497
Provision for loan losses	281	103	1	385
Gross loan and lease charge-offs	113	1	14	128
Recoveries	14	—	9	23
Net loan and lease charge-offs (recoveries)	99	1	5	105
Balance at end of year	$464	$171	$142	$777
Reserve for unfunded lending commitments
Balance at beginning of year	$11	$12	$6	$29
Provision for unfunded lending commitments	19	8	2	29
Balance at end of year	$30	$20	$8	$58
Total allowance for credit losses
Allowance for loan and lease losses	$464	$171	$142	$777
Reserve for unfunded lending commitments	30	20	8	58
Total allowance for credit losses	$494	$191	$150	$835
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
A nonaccrual loan may be returned to accrual status when (1) all delinquent interest and principal become current in accordance with the terms of the loan agreement; (2) the loan, if secured, is well-secured; (3) the borrower has paid

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
according to the contractual terms for a minimum of six months; and (4) an analysis of the borrower indicates a reasonable assurance of the borrower's ability and willingness to maintain payments.
The amortized cost basis of loans on nonaccrual status is summarized as follows:

	December 31, 2021
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Commercial:
Commercial and industrial	$30	$94	$124	$34
PPP	2	1	3	—
Owner-occupied	37	20	57	3
Total commercial	69	115	184	37
Commercial real estate:
Term	6	14	20	3
Total commercial real estate	6	14	20	3
Consumer:
Home equity credit line	4	10	14	2
1-4 family residential	9	43	52	5
Bankcard and other revolving plans	—	1	1	1
Total consumer loans	13	54	67	8
Total	$88	$183	$271	$48

	December 31, 2020
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Commercial:
Commercial and industrial	$73	$67	$140	$22
Owner-occupied	38	38	76	4
Total commercial	111	105	216	26
Commercial real estate:
Term	12	19	31	3
Total commercial real estate	12	19	31	3
Consumer:
Home equity credit line	2	14	16	3
1-4 family residential	14	89	103	9
Bankcard and other revolving plans	—	1	1	1
Total consumer loans	16	104	120	13
Total	$139	$228	$367	$42
For accruing loans, interest is accrued and interest payments are recognized into interest income according to the contractual loan agreement. For nonaccruing loans, the accrual of interest is discontinued, any uncollected or accrued interest is reversed or written off from interest income in a timely manner (generally within one month), and any payments received on these loans are not recognized into interest income, but are applied as a reduction to the principal outstanding. For the 2021 and 2020, there was no interest income recognized on a cash basis during the period the loans were on nonaccrual.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The amount of accrued interest receivables written off by reversing interest income during the period is summarized by loan portfolio segment as follows:

(In millions)	Year Ended December 31, 2021	Year Ended December 31, 2020

Commercial	$15	$16
Commercial real estate	2	2
Consumer	—	1
Total	$17	$19
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
Past-due loans (accruing and nonaccruing) are summarized as follows:

	December 31, 2021
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$13,822	$17	$28	$45	$13,867	$2	$91
PPP	1,813	35	7	42	1,855	5	—
Leasing	327	—	—	—	327	—	—
Owner-occupied	8,712	7	14	21	8,733	—	42
Municipal	3,658	—	—	—	3,658	—	—
Total commercial	28,332	59	49	108	28,440	7	133
Commercial real estate:
Construction and land development	2,757	—	—	—	2,757	—	—
Term	9,426	10	5	15	9,441	—	15
Total commercial real estate	12,183	10	5	15	12,198	—	15
Consumer:
Home equity credit line	3,008	4	4	8	3,016	—	10
1-4 family residential	6,018	6	26	32	6,050	—	24
Construction and other consumer real estate	638	—	—	—	638		—
Bankcard and other revolving plans	393	2	1	3	396	1	—
Other	112	1	—	1	113	—	—
Total consumer loans	10,169	13	31	44	10,213	1	34
Total	$50,684	$82	$85	$167	$50,851	$8	$182

	December 31, 2020
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$13,388	$26	$30	$56	$13,444	$2	$109
PPP	5,572	—	—	—	5,572	—	—
Leasing	320	—	—	—	320	—	1
Owner-occupied	8,129	34	22	56	8,185	—	48
Municipal	2,951	—	—	—	2,951	—	—
Total commercial	30,360	60	52	112	30,472	2	158
Commercial real estate:
Construction and land development	2,341	—	4	4	2,345	4	—
Term	9,692	57	10	67	9,759	4	13
Total commercial real estate	12,033	57	14	71	12,104	8	13
Consumer:
Home equity credit line	2,733	8	4	12	2,745	—	9
1-4 family residential	6,891	12	66	78	6,969	—	33
Construction and other consumer real estate	630	—	—	—	630		—
Bankcard and other revolving plans	428	2	2	4	432	2	1
Other	123	1	—	1	124	—	—
Total consumer loans	10,805	23	72	95	10,900	2	43
Total	$53,198	$140	$138	$278	$53,476	$12	$214
1 Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is not expected.
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
There were no loans classified as Doubtful at December 31, 2021, compared with $4 million at December 31, 2020.
We generally assign internal risk grades to commercial and CRE loans with commitments greater than $1 million based on financial and statistical models, individual credit analysis, and loan officer experience and judgment. For

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
these larger loans, we assign one of multiple grades within the Pass classification or one of the following four grades: Special Mention, Substandard, Doubtful, and Loss. Loss indicates that the outstanding balance has been charged off. We confirm our internal risk grades quarterly, or as soon as we identify information that affects the credit risk of the loan.
For consumer loans and for commercial and CRE loans with commitments less than or equal to $1 million, we generally assign internal risk grades similar to those described previously based on automated rules that depend on refreshed credit scores, payment performance, and other risk indicators. These are generally assigned either a Pass, Special Mention, or Substandard grade, and are reviewed as we identify information that might warrant a grade change.
The amortized cost basis of loans and leases categorized by year of origination and by credit quality classifications as monitored by management are summarized as follows:

	December 31, 2021
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2021	2020	2019	2018	2017	Prior			Total loans
Commercial:
Commercial and industrial
Pass	$2,561	$1,309	$1,179	$748	$354	$239	$6,594	$121	$13,105
Special Mention	4	17	9	12	1	3	128	1	175
Accruing Substandard	28	22	99	53	31	65	162	3	463
Nonaccrual	14	10	6	3	1	21	51	18	124
Total commercial and industrial	2,607	1,358	1,293	816	387	328	6,935	143	13,867
PPP
Pass	1,317	535	—	—	—	—	—	—	1,852
Nonaccrual	—	3	—	—	—	—	—	—	3
Total PPP	1,317	538	—	—	—	—	—	—	1,855
Leasing
Pass	46	74	70	64	42	19	—	—	315
Special Mention	—	1	4	1	1	—	—	—	7
Accruing Substandard	—	—	—	—	—	5	—	—	5
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	46	75	74	65	43	24	—	—	327
Owner-occupied
Pass	2,420	1,366	1,028	868	695	1,663	177	69	8,286
Special Mention	10	13	19	32	18	50	3	3	148
Accruing Substandard	14	24	41	47	24	79	13	—	242
Nonaccrual	—	4	14	9	9	20	1	—	57
Total owner-occupied	2,444	1,407	1,102	956	746	1,812	194	72	8,733
Municipal
Pass	1,303	963	553	250	327	220	3	—	3,619
Special Mention	—	—	—	—	—	25	—	—	25
Accruing Substandard	—	9	—	—	—	5	—	—	14
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	1,303	972	553	250	327	250	3	—	3,658
Total commercial	7,717	4,350	3,022	2,087	1,503	2,414	7,132	215	28,440
Commercial real estate:
Construction and land development
Pass	640	736	515	94	24	2	650	64	2,725
Special Mention	—	—	1	—	—	—	—	—	1
Accruing Substandard	—	3	28	—	—	—	—	—	31
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	640	739	544	94	24	2	650	64	2,757
Term
Pass	2,407	1,765	1,491	1,066	529	1,401	239	179	9,077
Special Mention	22	39	10	17	8	25	—	4	125
Accruing Substandard	9	9	44	77	14	64	—	2	219
Nonaccrual	—	1	5	1	—	13	—	—	20
Total term	2,438	1,814	1,550	1,161	551	1,503	239	185	9,441
Total commercial real estate	3,078	2,553	2,094	1,255	575	1,505	889	249	12,198

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

	December 31, 2021
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2021	2020	2019	2018	2017	Prior			Total loans
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	2,903	96	2,999
Special Mention	—	—	—	—	—	—	1	—	1
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	7	7	14
Total home equity credit line	—	—	—	—	—	—	2,913	103	3,016
1-4 family residential
Pass	1,391	1,021	728	484	681	1,691	—	—	5,996
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	1	—	—	1	—	—	2
Nonaccrual	—	3	3	3	9	34	—	—	52
Total 1-4 family residential	1,391	1,024	732	487	690	1,726	—	—	6,050
Construction and other consumer real estate
Pass	295	232	73	27	4	7	—	—	638
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	295	232	73	27	4	7	—	—	638
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	391	3	394
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	1	—	1
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	393	3	396
Other consumer
Pass	58	23	17	9	4	2	—	—	113
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	58	23	17	9	4	2	—	—	113
Total consumer	1,744	1,279	822	523	698	1,735	3,306	106	10,213
Total loans	$12,539	$8,182	$5,938	$3,865	$2,776	$5,654	$11,327	$570	$50,851

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

	December 31, 2020
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2020	2019	2018	2017	2016	Prior			Total loans
Commercial:
Commercial and industrial
Pass	$2,585	$2,743	$1,903	$829	$296	$228	$3,298	$109	$11,991
Special Mention	79	152	183	98	4	43	110	1	670
Accruing Substandard	123	157	129	44	26	17	141	6	643
Nonaccrual	57	2	10	8	2	15	36	10	140
Total commercial and industrial	2,844	3,054	2,225	979	328	303	3,585	126	13,444
PPP
Pass	5,572	—	—	—	—	—	—	—	5,572
Total PPP	5,572	—	—	—	—	—	—	—	5,572
Leasing
Pass	87	121	44	34	14	5	—	—	305
Special Mention	1	—	2	1	—	6	—	—	10
Accruing Substandard	2	1	1	1	—	—	—	—	5
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	90	122	47	36	14	11	—	—	320
Owner-occupied
Pass	1,588	1,205	1,167	895	585	1,806	161	11	7,418
Special Mention	72	65	60	60	51	41	9	3	361
Accruing Substandard	28	64	61	37	35	98	6	1	330
Nonaccrual	8	11	15	11	6	23	2	—	76
Total owner-occupied	1,696	1,345	1,303	1,003	677	1,968	178	15	8,185
Municipal
Pass	1,031	827	359	419	68	227	3	—	2,934
Special Mention	—	—	—	—	—	8	—	—	8
Accruing Substandard	—	—	—	—	—	9	—	—	9
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	1,031	827	359	419	68	244	3	—	2,951
Total commercial	11,233	5,348	3,934	2,437	1,087	2,526	3,766	141	30,472
Commercial real estate:
Construction and land development
Pass	558	933	267	41	1	6	423	3	2,232
Special Mention	24	43	11	—	—	—	5	—	83
Accruing Substandard	—	30	—	—	—	—	—	—	30
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	582	1,006	278	41	1	6	428	3	2,345
Term
Pass	2,524	1,858	1,639	761	778	1,291	73	20	8,944
Special Mention	110	89	177	42	23	85	—	5	531
Accruing Substandard	41	34	96	30	18	34	—	—	253
Nonaccrual	3	5	—	2	1	20	—	—	31
Total term	2,678	1,986	1,912	835	820	1,430	73	25	9,759
Total commercial real estate	3,260	2,992	2,190	876	821	1,436	501	28	12,104

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

	December 31, 2020
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2020	2019	2018	2017	2016	Prior			Total loans
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	2,606	115	2,721
Special Mention	—	—	—	—	—	—	2	—	2
Accruing Substandard	—	—	—	—	—	—	6	—	6
Nonaccrual	—	—	—	—	—	—	11	5	16
Total home equity credit line	—	—	—	—	—	—	2,625	120	2,745
1-4 family residential
Pass	1,185	1,017	833	1,081	1,174	1,570	—	—	6,860
Special Mention	—	—	—	—	—	2	—	—	2
Accruing Substandard	—	—	1	—	2	1	—	—	4
Nonaccrual	2	12	7	19	15	48	—	—	103
Total 1-4 family residential	1,187	1,029	841	1,100	1,191	1,621	—	—	6,969
Construction and other consumer real estate
Pass	200	296	106	16	1	11	—	—	630
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	200	296	106	16	1	11	—	—	630
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	426	2	428
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	3	—	3
Nonaccrual	—	—	—	—	—	—	—	1	1
Total bankcard and other revolving plans	—	—	—	—	—	—	429	3	432
Other consumer
Pass	51	35	22	10	4	2	—	—	124
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	51	35	22	10	4	2	—	—	124
Total consumer	1,438	1,360	969	1,126	1,196	1,634	3,054	123	10,900
Total loans	$15,931	$9,700	$7,093	$4,439	$3,104	$5,596	$7,321	$292	$53,476
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Information on TDRs, including the amortized cost on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	December 31, 2021
	Recorded investment resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$19	$1	$—	$—	$4	$7	$31
Owner-occupied	5	4	—	8	14	12	43
Municipal	—	10	—	—	—	—	10
Total commercial	24	15	—	8	18	19	84
Commercial real estate:
Term	1	29	—	27	41	8	106
Total commercial real estate	1	29	—	27	41	8	106
Consumer:
Home equity credit line	—	1	5	—	—	2	8
1-4 family residential	5	1	2	—	1	14	23
Total consumer loans	5	2	7	—	1	16	31
Total accruing	$30	$46	$7	$35	$60	$43	$221
Nonaccruing
Commercial:
Commercial and industrial	$1	$4	$—	$2	$8	$49	$64
Owner-occupied	5	—	—	2	—	13	20
Total commercial	6	4	—	4	8	62	84
Commercial real estate:
Term	—	—	—	11	2	3	16
Total commercial real estate	—	—	—	11	2	3	16
Consumer:
Home equity credit line	—	—	1	—	—	—	1
1-4 family residential	—	1	—	—	3	—	4
Total consumer loans	—	1	1	—	3	—	5
Total nonaccruing	6	5	1	15	13	65	105
Total	$36	$51	$8	$50	$73	$108	$326
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
Unfunded lending commitments on TDRs amounted to approximately $10 million at December 31, 2021, and $3 million at December 31, 2020.
The total recorded investment of all TDRs in which interest rates were modified below market was $100 million at December 31, 2021, and $76 million at December 31, 2020. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the years ended December 31, 2021 and 2020 was not significant.
On an ongoing basis, we monitor the performance of all TDRs according to their restructured terms. Subsequent payment default is defined in terms of delinquency, when principal or interest payments are past due 90 days or more for commercial loans, or 60 days or more for consumer loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The amortized cost of accruing and nonaccruing TDRs that had a payment default during the year ended December 31, 2021 and December 31, 2020, which were still in default at period end, and were within 12 months or less of being modified as TDRs was approximately $3 million for both periods.
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
Select information on loans for which the repayment is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulties, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

	December 31, 2021
(In millions)	Amortized Cost	Major Types of Collateral	Weighted Average LTV[1]
Commercial:
Commercial and industrial	$27	Corporate assets, Single family residential	55%
Owner-occupied	11	Office building	40%
Commercial real estate:
Term	2	Multi-family, Retail	28%
Consumer:
Home equity credit line	5	Single family residential	45%
1-4 family residential	2	Single family residential	35%
Total	$47

	December 31, 2020
(In millions)	Amortized Cost	Major Types of Collateral	Weighted Average LTV[1]
Commercial:
Commercial and industrial	$20	Single family residential, Agriculture	55%
Owner-occupied	10	Office Building	47%
Commercial real estate:
Term	12	Multi-family, Hotel/Motel, Retail	58%
Consumer:
Home equity credit line	3	Single family residential	34%
1-4 family residential	2	Single family residential	60%
Total	$47
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
At December 31, 2021, and December 31, 2020, we had no foreclosed residential real estate property. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $10 million for both periods.
7.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives for Using Derivatives
Our primary objective for using derivatives is to manage risks, primarily interest rate risk. We use derivatives to manage volatility in interest income, interest expense, earnings, and capital by adjusting our interest rate sensitivity to minimize the impact of fluctuations in interest rates. Derivatives are used to stabilize forecasted interest income

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
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
Derivatives Related to Customers — We provide certain borrowers access to over-the-counter interest rate derivatives, which we generally offset with interest rate derivatives executed with other dealers or central clearing houses. Other interest rate derivatives that we provide to customers, or use for our own purposes, include mortgage rate locks and forward sale loan commitments. We also provide commercial clients with short-term foreign currency spot trades or forward contracts with maturities that are typically 90 days or less. These trades are also largely offset by foreign currency trades with closely matching terms executed with other dealer counterparties or central clearing houses.
Accounting for Derivatives
We record all derivatives at fair value, and they are presented on the consolidated balance sheet in “Other assets” or “Other liabilities,” regardless of the accounting designation of each derivative. We enter into International Swaps and Derivatives Association, Inc. (“ISDA”) master netting agreements, or similar agreements, with substantially all derivative counterparties. Where legally enforceable, these master netting agreements give us, in the event of default or the triggering of other specified contingent events by the counterparty, the right to use cash or liquidate securities held as collateral and to offset receivables and payables with the same counterparty. For purposes of the Consolidated Balance Sheet, we do not offset derivative assets and liabilities and cash collateral held with the same counterparty where it has a legally enforceable master netting agreement and reports all derivatives on a gross fair value basis. Note 3 discusses the process to estimate fair value for derivatives. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting accounting designation. Derivatives used to hedge the exposure to changes in the fair value of assets, liabilities, or firm commitments attributable to interest rates or other eligible risks, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Changes in the fair value of derivatives that are not part of designated fair value or cash flow hedging relationships are recorded in current period earnings.
Fair Value Hedges — We generally use interest rate swaps designated as fair value hedges to hedge changes in the fair value of fixed-rate assets and liabilities for specific risks (e.g., interest rate risk resulting from changes in a benchmark interest rate). We use both received-fixed, pay-floating and pay-fixed, receive floating interest rate swaps to effectively convert the fixed-rate assets and liabilities to floating rates. In qualifying fair value hedges, changes in value of the derivative hedging instrument are recognized in current period earnings in the same line item affected by the hedged item. Similarly, the periodic changes in value of the hedged item, for the risk being hedged, are recognized in current period earnings, thereby offsetting all, or a significant majority, of the change in the value of the derivative hedging instrument. Interest accruals on both the derivative hedging instrument and the hedged item are recorded in the same line item, effectively converting the designated fixed-rate assets or liabilities to a floating-rate. Generally, the designated risk being hedged in all of our fair value hedges is the change in fair value of the LIBOR (or alternative rate) benchmark swap rate component of the contractual coupon cash flows of the fixed-rate assets or liabilities. The swaps are structured to match the critical terms of the hedged items, maximizing the economic (and accounting) effectiveness of the hedging relationships and resulting in the expectation that the swaps will be highly effective as a hedging instrument. All interest rate swaps designated as fair value hedges were highly effective and met all other requirements to remain designated and part of qualifying hedge accounting relationships as of the balance sheet date.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Fair Value Hedges of Liabilities — At December 31, 2021, we had one receive-fixed interest rate swap with a notional amount of $500 million designated in a qualifying fair value hedge relationship of fixed-rate debt. The receive-fixed interest rate swap effectively converts the interest on our fixed-rate debt to floating. During 2020, we terminated $1 billion of swaps (i.e., two $500 million swaps with maturities in August 2021 and February 2022) that were designated as fair value hedges of our fixed-rate debt. As a result, the cumulative basis adjustment on the debt at the time of the terminations (which was equal to the fair value of the swaps at the termination date) will be amortized as an adjustment to interest expense through the maturity of the debt, thereby reducing the effective interest rate. During 2021, $10 million of the outstanding unamortized debt basis adjustment was amortized. We have $1 million of unamortized debt basis adjustments from previously designated fair value hedges remaining.
Fair Value Hedges of Assets — During the third quarter of 2020, we began hedging certain newly acquired fixed-rate AFS securities using pay-fixed, receive-floating interest rate swaps, effectively converting the fixed interest income to a floating-rate on the hedged portion of the securities. Subsequently, two of these hedges were slightly restructured to better match the terms of the hedged securities, which required these hedges to be redesignated. Changes in the fair value of the hedged securities prior to the redesignations were recognized in the amortized cost basis of the securities and, similar to the terminated debt hedges noted above, the unamortized basis adjustments will be amortized to interest income through the originally designated maturity of the hedging relationships. Both hedges were designated as hedges of 30-year U.S. Treasury securities and hedged for the full life of the securities. We have $7 million of cumulative unamortized basis adjustments from these previous fair value hedging relationships, which will continue to be amortized as an adjustment to interest income through the end of 2050, thereby increasing the effective interest rate recognized on these securities. As of December 31, 2021, we had qualifying fair value hedging relationships of fixed-rate AFS securities being hedged by pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $479 million.
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
As of December 31, 2021, we had receive-fixed interest rate swaps with an aggregate notional amount of $6.9 billion designated as cash flow hedges of the variability of interest receipts on floating-rate commercial loans due to changes in the LIBOR swap rate. As of December 31, 2021, we had less than $1 million of net deferred gains in OCI from active and terminated cash flow hedges. Amounts deferred in AOCI from cash flow hedges are expected to be fully reclassified to interest income by the third quarter of 2027.
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
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred during 2021 as a result of counterparty nonperformance. Financial institutions that are well-capitalized are the counterparties for those derivatives entered into for asset-liability management and

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
used to offset derivatives sold to our customers. We reduce our counterparty exposure for derivative contracts by centrally clearing all eligible derivatives.
For those derivatives that are not centrally cleared, the counterparties are typically financial institutions or our customers. For those that are financial institutions, as noted above, we manage our credit exposure through the use of a Credit Support Annex (“CSA”) to an ISDA master agreement with each counterparty. Eligible collateral types are documented by the CSA and controlled under our general credit policies. Collateral balances are typically monitored on a daily basis. A valuation haircut policy reflects the fact that collateral may fall in value between the date the collateral is called and the date of liquidation or enforcement. As of December 31, 2021, all of our collateral held as credit risk mitigation under a CSA is cash.
We offer interest rate swaps to our customers to assist them in managing their exposure to changing interest rates. Upon issuance, all of these customer swaps are immediately offset through closely matching derivative contracts to minimize our interest rate risk exposure resulting from such transactions. We manage the credit risk associated with customer nonperformance through loan underwriting that includes a credit risk exposure formula for the swap, the same collateral and guarantee protection applicable to the loan and credit approvals, limits, and monitoring procedures. Fee income from customer swaps is included in other service charges, commissions and fees.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position. Certain derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for by the contractual terms. At December 31, 2021, the fair value of our derivative liabilities was $51 million, for which we were required to pledge cash collateral of approximately $69 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s (“S&P”) or Moody’s at December 31, 2021, there would likely be $1 million additional collateral required to be pledged. As a result of the Dodd-Frank Act, all newly eligible derivatives entered into are cleared through a central clearinghouse. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Derivative Amounts
Certain information with respect to notional amounts and recorded gross fair values at December 31, 2021, and 2020, and the related gain (loss) of derivative instruments for the years then ended is summarized as follows:

	December 31, 2021			December 31, 2020
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets:
Purchased interest rate floors	$—	$—	$—	$—	$—	$—
Receive-fixed interest rate swaps	6,883	—	—	3,150	—	—
Fair value hedges:
Debt hedges: Receive-fixed interest rate swaps	500	—	—	500	—	—
Asset hedges: Pay-fixed interest rate swaps	479	10	—	383	3	—
Total derivatives designated as hedging instruments	7,862	10	—	4,033	3	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives [1]	6,587	192	36	5,986	390	2
Offsetting interest rate derivatives [2]	6,587	38	197	5,986	3	409
Other interest rate derivatives	1,286	6	1	1,649	20	3
Foreign exchange derivatives	288	3	2	223	4	4
Total derivatives not designated as hedging instruments	14,748	239	236	13,844	417	418
Total derivatives	$22,610	$249	$236	$17,877	$420	$418
1 Customer-facing interest rate derivatives include a net CVA of $3 million and $18 million, reducing the fair value amount at December 31, 2021, and December 31, 2020, respectively. These adjustments are required to reflect both our nonperformance risk and that of the respective counterparty.
2 The fair value amounts for these derivatives do not include the settlement amounts for those trades that are centrally cleared. Once the settlement amounts with the clearing houses are included the derivative fair values would be the following:

	December 31, 2021		December 31, 2020
(In millions)	Other assets	Other liabilities	Other assets	Other liabilities
Offsetting interest rate derivatives	$8	$12	$1	$29
The amount of derivative gains (losses) from cash flow and fair value hedges that was deferred in OCI or recognized in earnings for year ended December 31, 2021 and 2020 is shown in the schedules below.

	Year Ended December 31, 2021
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Excluded components deferred in AOCI (amortization approach)	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness / AOCI reclass due to missed forecast
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$—	$11	$—	$—
Interest rate swaps	(34)	—	51	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	8	—
Basis amortization on terminated hedges [2,3]	—	—	—	10	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	—	(3)	—
Basis amortization on terminated hedges [2,3]	—	—	—	—	—
Total derivatives designated as hedging instruments	$(34)	$—	$62	$15	$—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

	Year Ended December 31, 2020
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Excluded components deferred in AOCI (amortization approach)	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness / AOCI reclass due to missed forecast
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$—	$11	$—	$—
Interest rate swaps	101	—	36	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	6	—
Basis amortization on terminated hedges [2,3]	—	—	—	13	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	—	(1)	—
Basis amortization on terminated hedges [2,3]	—	—	—	—	—
Total derivatives designated as hedging instruments	$101	$—	$47	$18	$—
Note: These schedules are not intended to present at any given time our long/short position with respect to our derivative contracts.
1 For the 12 months following December 31, 2021, we estimate that $32 million of net gains will be reclassified from AOCI into interest income, compared with an estimate of $61 million as of December 31, 2020.
2 Adjustment to interest expense resulting from the amortization of the debt basis adjustment on fixed-rate debt previously hedged by terminated receive-fixed interest rate.
3The cumulative unamortized basis adjustment from previously terminated or redesignated fair value hedges as of December 31, 2021, is $1 million and $7 million of terminated fair value debt and asset hedges, respectively, compared with $12 million and $7 million as of December 31, 2020. The amortization of the cumulative unamortized basis adjustment from asset hedges is not shown in the schedules because it is not significant.
The amount of gains (losses) recognized from derivatives not designated as accounting hedges is summarized as follows:

	Other Noninterest Income/(Expense)
(In millions)	2021	2020
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	$(124)	$324
Offsetting interest rate derivatives	158	(300)
Other interest rate derivatives	(12)	8
Foreign exchange derivatives	27	21
Total derivatives not designated as hedging instruments	$49	$53

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented.

	Gain/(loss) recorded in income
	Twelve Months Ended December 31, 2021			Twelve Months Ended December 31, 2020
(In millions)	Derivatives [2]	Hedged items	Total income statement impact	Derivatives [2]	Hedged items	Total income statement impact
Debt: Receive-fixed interest rate swaps [1,2]	$(30)	$30	$—	$63	$(63)	$—
Assets: Pay-fixed interest rate swaps [1,2]	23	(23)	—	28	(28)	—
1 Consists of hedges of benchmark interest rate risk of fixed-rate long-term debt and fixed-rate AFS securities. Gains and losses were recorded in interest expense or income consistent with the hedged items.
2 The income/expense for derivatives does not reflect interest income/expense from periodic accruals and payments to be consistent with the presentation of the gains/(losses) on the hedged items.
The following schedule provides information regarding basis adjustments for hedged items.

	Par value of hedged assets/(liabilities)		Carrying amount of the hedged assets/(liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities)
(In millions)	2021	2020	2021	2020	2021	2020
Long-term fixed-rate debt [1,2]	$(500)	$(500)	$(507)	$(537)	$(7)	$(37)
Fixed-rate AFS securities [1,2]	479	383	435	362	(44)	(21)
1 Carrying amounts displayed above exclude (1) issuance and purchase discounts or premiums, (2) unamortized issuance and acquisition costs, and (3) amounts related to terminated fair value hedges.
8.    LEASES
We have operating and finance leases for branches, corporate offices, and data centers. Our equipment leases are not significant. At December 31, 2021, we had 418 branches, of which 274 are owned and 144 are leased. We lease our headquarters in Salt Lake City, Utah, and other office or data centers are either owned or leased. The remaining maturities of our lease commitments range from the year 2022 to 2063, and some lease arrangements include options to extend or terminate the leases.
All leases with lease terms greater than twelve months are reported as a lease liability with a corresponding right-of-use (“ROU”) asset. We present ROU assets for operating leases and finance leases on the consolidated balance sheet in “Other assets,” and “Premises, equipment and software, net,” respectively. The corresponding liabilities for those leases are presented in “Other liabilities,” and “Long-term debt.”
ROU assets and related lease liabilities reflect the present value of the future minimum lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate, we use our secured incremental borrowing rate that is commensurate with the lease term when calculating the present value of future payments. The ROU asset also reflects any lease prepayments, initial direct costs, incurred amortization, and certain nonlease components, such as maintenance, utilities or tax payments. Our lease terms may include options to extend or terminate the lease, and the lease term incorporates these when it is reasonably certain that we will exercise these options.
The following schedule presents ROU assets and lease liabilities with associated weighted average remaining life and discount rate:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

	December 31,
(Dollar amounts in millions)	2021	2020
Operating leases
ROU assets, net of amortization	$195	$213
Lease liabilities	222	240
Financing leases
ROU assets, net of amortization	4	4
Lease liabilities	4	4
Weighted average remaining lease term (years)
Operating leases	8.5	8.9
Finance leases	18.3	19.2
Weighted average discount rate
Operating leases	2.8%	2.9%
Finance leases	3.1%	3.1%
Additional information related to lease expense is presented below:

	Year Ended December 31,
(In millions)	2021	2020	2019
Lease expense:
Operating lease expense	$47	$49	$48
Other expenses associated with operating leases [1]	50	49	53
Total lease expense	$97	$98	101

Related cash disbursements from operating leases	$50	$51	$50
1 Other expenses primarily relate to property taxes and building and property maintenance.
ROU assets related to new leases totaled $1 million and $9 million at December 31, 2021 and 2020, respectively.
Total contractual undiscounted lease payments for operating lease liabilities are summarized in the following schedule by expected due date:

(In millions)	Total undiscounted lease payments
2022	$49
2023	44
2024	35
2025	25
2026	21
Thereafter	82
Total	$256
We enter into certain lease agreements where we are the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which we occupy portions of the building. Operating lease income was $13 million for the year ended 2021, and $12 million for both the years ending 2020 and 2019, respectively.
We originated equipment leases, considered to be sales-type leases or direct-financing leases, totaling $327 million and $320 million at December 31, 2021 and 2020, respectively. We recorded income of $11 million, $13 million, and $14 million for the years ending 2021, 2020, and 2019, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
9.    PREMISES, EQUIPMENT, AND SOFTWARE
Net premises, equipment, and software are summarized as follows:

(In millions)	December 31,
	2021	2020
Land	$265	$257
Buildings	868	802
Furniture and equipment	378	420
Leasehold improvements	168	165
Software	664	581
Total premises, equipment, and software [1]	2,343	2,225
Less accumulated depreciation and amortization	1,024	1,016
Net book value	$1,319	$1,209
1 The totals for 2021 and 2020 include $348 million and $213 million, respectively, of costs that have been capitalized but are not yet depreciating because the respective assets have not been placed in service.
10.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is recorded at fair value at the time of its acquisition and is subsequently evaluated for impairment annually as of October 1st, or more frequently if events or circumstances indicate that impairment may exist. Based on the annual impairment tests conducted during 2021 and 2020, there was no goodwill impairment present in any of our operating segments.
The following schedule presents the carrying amount of goodwill for our business segments with goodwill:

	Carrying amount of goodwill
(In millions)	December 31, 2021	December 31, 2020

Amegy	$615	$615
CB&T	379	379
Zions Bank	20	20
Total goodwill	$1,014	$1,014
Core deposits and other intangible assets, net of related accumulated amortization, totaled $1 million and $2 million at December 31, 2021 and 2020, respectively.
11.    DEPOSITS
The following schedule presents our deposits by category:

	December 31,
(Dollar amounts in millions)	2021	2020

Noninterest-bearing demand	$41,053	$32,494
Interest-bearing:
Savings and money market	40,114	34,571
Time	1,622	2,588
Total deposits	$82,789	$69,653

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
At December 31, 2021, the scheduled maturities of all time deposits were as follows:

(In millions)	Amount

2022	$1,304
2023	179
2024	62
2025	40
2026	36
Thereafter	1
Total	$1,622
The contractual maturities of time deposits with a denomination of $100,000 or more were as follows:

(In millions)	December 31, 2021

Three months or less	$308
After three months through six months	179
After six months through twelve months	340
After twelve months	159
Total	$986
Nonbrokered time deposits under the current Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 were $1.0 billion and $2.0 billion at December 31, 2021 and 2020, respectively. Deposit overdrafts reclassified as loan balances were $8 million and $9 million at December 31, 2021 and 2020, respectively.
12.    SHORT-TERM BORROWINGS
Selected information for FHLB advances and other short-term borrowings is as follows:

(Dollar amounts in millions)	2021	2020
Federal Home Loan Bank advances
Average amount outstanding	$—	$206
Average rate	—%	1.11%
Highest month-end balance	$—	$2,200
Year-end balance	—	—
Average rate on outstanding advances at year-end	—%	—%
Other short-term borrowings, year-end balances
Federal funds purchased	$421	$1,105
Security repurchase agreements	228	406
Securities sold, not yet purchased	254	61
Federal funds purchased and other short-term borrowings	$903	$1,572
We may borrow from the FHLB under lines of credit that are secured by blanket pledge arrangements. We maintained unencumbered collateral with carrying amounts adjusted for the types of collateral pledged, equal to at least 100% of the outstanding advances. At December 31, 2021, the amount available for FHLB advances was approximately $15.1 billion. We may also borrow from the Federal Reserve based on the amount of collateral pledged. At December 31, 2021, the amount available for Federal Reserve borrowings was approximately $3.2 billion.
Federal funds purchased and security repurchase agreements generally mature in less than 30 days. We execute overnight repurchase agreements with sweep accounts in conjunction with a master repurchase agreement. When this occurs, securities under our control are pledged and interest is paid on the collected balance of the customers’ accounts. For the nonsweep overnight and term repurchase agreements, securities are transferred to the applicable counterparty. The counterparty, in certain instances, is contractually entitled to sell or repledge securities accepted as collateral. Of the total security repurchase agreements at December 31, 2021, $180 million were overnight and $48 million were term.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
13.    LONG-TERM DEBT
Long-term debt is summarized as follows:

	December 31,
(In millions)	2021	2020

Subordinated notes	$590	$619
Senior notes	418	713
Finance lease obligations	4	4
Total	$1,012	$1,336
The preceding carrying values represent the par value of the debt adjusted for any unamortized premium or discount, unamortized debt issuance costs, and fair value hedge basis adjustments. The decrease in outstanding senior debt from the prior year was primarily due to the maturity of $281 million of 3-year, 3.50% senior notes during the third quarter of 2021.
During 2020, we terminated two receive-fixed interest rate swaps designated as hedges on senior notes, resulting in one outstanding receive-fixed interest rate swap designated as a hedge on a $500 million subordinated note with an interest rate of 3.25% at December 31, 2021. The outstanding swap constitutes a qualifying fair value hedging relationship. The terminated interest rate swaps adjusted the carrying value of the debt and this adjustment will be amortized into earnings until the original maturity date of the debt (see the subsequent Senior Notes schedule). For more information on derivatives designated as qualifying hedges, see Note 7 - Derivative Instruments and Hedging Activities.
Subordinated Notes
The following schedule presents key aspects of our subordinated notes outstanding at December 31, 2021:

(Dollar amounts in millions)	Subordinated notes
Coupon rate	Balance	Par amount	Maturity

6.95%	$88	$88	September 2028
3.25%	502	500	October 2029
Total	$590	$588
The 6.95% subordinated notes are unsecured, with interest payable quarterly; the earliest redemption date for these notes is September 15, 2023, after which the interest rate changes to an annual floating rate equal to 3mL+3.89%. The 3.25% subordinated notes are unsecured, interest is payable semi-annually, and the earliest redemption date is July 29, 2029.
Senior Notes
The following schedule presents key aspects of our issued senior notes outstanding at December 31, 2021:

(Dollar amounts in millions)	Senior notes
Coupon rate	Balance	Par amount	Maturity

4.50%	$127	$128	June 2023
3.35%	291	290	March 2022
Total	$418	$418
The senior notes are unsecured, with interest payable semi-annually. They were issued under a shelf registration filed with the Securities and Exchange Commission (“SEC”). The notes are not generally redeemable prior to maturity. In February 2022, we redeemed $290 million of the 4-year, 3.35% senior notes on the contractual call date one month prior to final maturity.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Maturities of Long-term Debt
The scheduled maturity of our long-term debt is presented in the following schedule:

(In millions)	Amount

2022	$290
2023	128
2024	—
2025	—
2026	—
Thereafter	586
Total	$1,004
The amounts presented in the previous schedule do not include basis adjustments related to terminated or active fair value hedges.
14.    SHAREHOLDERS’ EQUITY
Preferred Stock
We have 4.4 million authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share, or $25 per depositary share. Except for Series I and J, all preferred shares were issued in the form of depositary shares, with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. All preferred shares are registered with the SEC. In addition, Series A and G preferred stock are listed and traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market.
In general, preferred shareholders may receive asset distributions before common shareholders; however, preferred shareholders have only limited voting rights. Preferred stock dividends reduce earnings applicable to common shareholders and are paid on the 15th day of the months indicated in the following schedule. Dividends are approved by the Board.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The following schedule summarizes key aspects of our preferred stock:

			Shares at December 31, 2021
(Dollar amounts in millions)	Carrying value at December 31,		Authorized	Outstanding		Dividends payable	Earliest redemption date	Rate following earliest redemption date	Dividends payable after rate change
	2021	2020	(thousands)	(thousands)	Rate
								(when applicable)
Series A	$67	$67	140,000	66,139	> of 4.0% or 3mL+0.52%	Qtrly Mar, Jun, Sep, Dec	Dec 15, 2011
Series G	138	138	200,000	138,391	6.3%	Qtrly Mar, Jun, Sep, Dec	Mar 15, 2023	annual float-ing rate = 3mL+4.24%
Series H	—	126	—	—	5.75%	Qtrly Mar, Jun, Sep, Dec	Jun 15, 2019
Series I	99	99	300,893	98,555	5.8%	Semi-annually Jun, Dec	Jun 15, 2023	annual float-ing rate = 3mL+3.8%	Qtrly Mar, Jun, Sep, Dec
Series J	136	136	195,152	136,368	7.2%	Semi-annually Mar, Sep	Sep 15, 2023	annual float-ing rate = 3mL+4.44%	Qtrly Mar, Jun, Sep, Dec
Total	$440	$566
Common Stock
Our common stock is traded on the NASDAQ Global Select Market. At December 31, 2021, there were 151.6 million shares of $0.001 par common stock outstanding. The balance of common stock and additional paid-in-capital was $1.9 billion at December 31, 2021, and decreased $758 million, or 28%, from December 31, 2020 primarily as a result of common stock repurchases.
During 2021, we repurchased 13.5 million shares of common shares outstanding with a fair value of $800 million at an average price of $59.27 per share. During 2020, we repurchased 1.7 million shares of common shares outstanding with a fair value of $75 million at an average price of $45.02 per share. In February 2022, we repurchased 107,559 common shares outstanding with a fair value of $7.5 million at an average price of $69.73.
Common Stock Warrants
During the second quarter of 2020, 29.2 million common stock warrants (NASDAQ: ZIONW) expired out-of-the-money. Each common stock warrant was convertible into 1.10 shares at an exercise price of $33.31.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Accumulated Other Comprehensive Income
Accumulated other comprehensive income decreased $405 million to a loss of $80 million at December 31, 2021, primarily due to decreases in the fair value of AFS securities as a result of changes in interest rates. Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
2021
Balance at December 31, 2020	$258	$69	$(2)	$325
Other comprehensive loss before reclassifications, net of tax	(336)	(23)	—	(359)
Amounts reclassified from AOCI, net of tax	—	(46)	—	(46)
Other comprehensive loss	(336)	(69)	—	(405)
Balance at December 31, 2021	$(78)	$—	$(2)	$(80)
Income tax benefit included in other comprehensive loss	$(109)	$(22)	$—	$(131)
2020
Balance at December 31, 2019	$29	$28	$(14)	$43
Other comprehensive income (loss) before reclassifications, net of tax	229	77	(9)	297
Amounts reclassified from AOCI, net of tax	—	(36)	21	(15)
Other comprehensive income	229	41	12	282
Balance at December 31, 2020	$258	$69	$(2)	$325
Income tax expense included in other comprehensive income	$74	$13	$4	$91

				Statement of Income (SI)
(In millions)	Amounts reclassified from AOCI [1]
Details about AOCI components	2021	2020	2019		Affected line item

Net unrealized gains (losses) on derivative instruments	$61	$47	$(4)	SI	Interest and fees on loans
Income tax expense (benefit)	15	11	(1)
	$46	$36	$(3)
Amortization of net actuarial loss [2]	$—	$(28)	$(2)	SI	Other noninterest expense
Income tax benefit	—	(7)	(1)
	$—	$(21)	$(1)
1 Positive reclassification amounts indicate increases to earnings in the statement of income.
2 There was no amortization of net actuarial loss in 2021 due to the termination of pension plan in 2020.
Deferred Compensation
Deferred compensation consists of invested assets, including our common stock, which are held in rabbi trusts for certain employees and directors. The cost of the common stock was approximately $13 million at both December 31, 2021 and 2020. We consolidate the rabbi trust assets and liabilities and include them in “Other assets” and “Other liabilities” on the consolidated balance sheet. At December 31, 2021 and 2020, total invested assets were approximately $138 million and $120 million, and total obligations were approximately $151 million and $133 million, respectively.
15.    REGULATORY MATTERS
We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Required capital levels are also subject to judgmental review by regulators. At December 31, 2021 and 2020, we met all capital adequacy requirements under the Basel III capital rules.
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. “Well-capitalized” levels are also published as a guideline to evaluate capital positions. At December 31, 2021 and 2020, all our capital ratios exceeded the “well-capitalized” levels under the regulatory framework for prompt corrective action.
Dividends declared by us may not exceed specified criteria unless otherwise approved by the appropriate federal regulators. When determining dividends, we consider current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations.
Our internal stress tests seek to comprehensively measure all risks to which the institution is exposed, including credit, liquidity, market, operating and other risks, the losses that could result from those risk exposures under adverse scenarios, and the institution’s resulting capital levels. These stress tests have both a qualitative and a quantitative component. The qualitative component evaluates the robustness of our risk identification, stress risk modeling, policies, capital planning, governance processes, and other components of a Capital Adequacy Process. The quantitative process subjects our balance sheet and other risk characteristics to stress testing by using our own models.
Our capital amounts and ratios under Basel III at December 31, 2021 and 2020 are as follows:

(Dollar amounts in millions)	December 31, 2021		To be well-capitalized
	Amount	Ratio	Amount	Ratio
Basel III Regulatory Capital Amounts and Ratios
Total capital (to risk-weighted assets)	$7,652	12.8%	$5,960	10.0%
Tier 1 capital (to risk-weighted assets)	6,508	10.9	4,768	8.0
Common equity tier 1 capital (to risk-weighted assets)	6,068	10.2	3,874	6.5
Tier 1 capital (to average assets) - leverage ratio	6,508	7.2	4,546	5.0

	December 31, 2020		To be well-capitalized
(Dollar amounts in millions)	Amount	Ratio	Amount	Ratio
Basel III Regulatory Capital Amounts and Ratios
Total capital (to risk-weighted assets)	$7,862	14.1%	$5,587	10.0%
Tier 1 capital (to risk-weighted assets)	6,579	11.8	4,469	8.0
Common equity tier 1 capital (to risk-weighted assets)	6,013	10.8	3,631	6.5
Tier 1 capital (to average assets) - leverage ratio	6,579	8.3	3,944	5.0
The Basel III capital rules require us to maintain a 2.5% “capital conservation buffer” designed to absorb losses during periods of economic stress, composed entirely of Common Equity Tier 1 (“CET1”), on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of at least 7.0%, (2) Tier 1 capital to risk-weighted assets of at least 8.5%, and (3) Total capital to risk-weighted assets of at least 10.5%. Financial institutions with a ratio of CET1 to risk-weighted assets above the minimum, but below the capital conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. Our internal triggers and limits under actual conditions and baseline projections are more restrictive than the capital conservation buffer requirements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
A final rule adopted by the federal banking agencies in February 2019 provides banking organizations with the option to phase in, over a three-year period, the adverse day-one regulatory capital effects of the adoption of CECL. On March 27, 2020, the federal banking agencies issued an interim final rule that gave banking organizations that implemented CECL before the end of 2020 the option to reduce for two years a portion of CECL’s adverse effect on regulatory capital. This is in addition to the three-year transition period already in place, resulting in an optional five-year transition. We adopted the provisions of this guidance beginning with the first quarter 2020 financial statements. On December 31, 2021, the two-year deferral period for any adverse effect from CECL on regulatory capital expired. The application of these provisions had no impact on our CET1, Tier 1 risk-based, Total risk-based capital, and Tier 1 leverage capital ratios at December 31, 2021, and therefore, will not have any phase-in impact to our capital ratios over the next three years.
The schedule below presents our capital ratios in comparison to minimum capital ratios and capital ratios in excess of minimum capital requirements plus minimum capital conservation buffer requirements.

	December 31, 2021
	Capital ratio	Minimum capital requirement	Capital conservation buffer ratio	Capital ratio in excess of minimum capital ratio plus capital conservation buffer requirement
Total capital (to risk-weighted assets)	12.8%	8.0%	2.5%	2.3%
Tier 1 capital (to risk-weighted assets)	10.9	6.0	2.5	2.4
Common equity tier 1 capital (to risk-weighted assets)	10.2	4.5	2.5	3.2

16.    COMMITMENTS, GUARANTEES, CONTINGENT LIABILITIES, AND RELATED PARTIES
Commitments and Guarantees
We use certain financial instruments, including derivative instruments, in the normal course of business to meet the financing needs of our customers, to reduce our own exposure to fluctuations in interest rates, and to make a market in U.S. government, agency, corporate, and municipal securities. These financial instruments involve, to varying degrees, elements of credit, liquidity, and interest rate risk in excess of the amounts recognized in the balance sheet. See Notes 3 and 7 for more information on derivative instruments.
Contractual amounts related to off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

	December 31,
(In millions)	2021	2020

Unfunded lending commitments [1]	$25,797	$24,217
Standby letters of credit:
Financial	597	531
Performance	245	167
Commercial letters of credit	22	34
Total unfunded commitments	$26,661	$24,949
1 Net of participations.
Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our initial credit evaluation of the counterparty. Types of collateral vary, but may include accounts receivable, inventory, property, plant and equipment, and income-producing properties.
While making loan commitments creates credit risk, a significant portion of such commitments is expected to expire without being drawn upon. At December 31, 2021, there were $7.3 billion of commitments scheduled to expire in 2022. We use the same credit policies and procedures in making loan commitments and conditional obligations as

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
we do for on-balance sheet instruments. These policies and procedures include credit approvals, limits, and ongoing monitoring.
We issue standby and commercial letters of credit as conditional commitments generally to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include remaining commitments of $433 million expiring in 2022 and $409 million expiring thereafter through 2030. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending credit to customers. We generally hold marketable securities and cash equivalents as collateral when necessary. At December 31, 2021, we had recorded $4 million as a liability for these guarantees, which consisted of $2 million attributable to the RULC and $2 million of deferred commitment fees.
Certain mortgage loans sold have limited recourse provisions for periods ranging from three months to one year. The amount of losses resulting from the exercise of these provisions has not been significant.
At December 31, 2021 and 2020, the regulatory risk-weighted values assigned to all off-balance sheet financial instruments and derivative instruments described herein were $9.0 billion and $8.5 billion, respectively.
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
At December 31, 2021, we were subject to the following material litigation or governmental inquiries:
•a civil suit, JTS Communities, Inc. et. al v. CB&T, Jun Enkoji and Dawn Satow, brought against us in the Superior Court for Sacramento County, California in June 2017. In this case four investors in our former customer, International Manufacturing Group (“IMG”), seek to hold us liable for losses arising from their investments in that company, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. Currently, trial is scheduled for June 2022.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Bank who filed for bankruptcy protection in 2017. The cases are in early phases, with initial motion practice and discovery underway in the Lifescan case. Trial has not been scheduled in either case.
•a civil class action lawsuit, Gregory, et. al. v. Zions Bancorporation, brought against us in the United States District Court for Utah in January 2019. This case was filed on behalf of investors in Rust Rare Coin, Inc., alleging that we aided and abetted a Ponzi scheme fraud perpetrated by Rust Rare Coin, a Zions Bank customer. The case follows civil actions and the establishment of a receivership for Rust Rare Coin by The Commodities Futures Trading Commission and the Utah Division of Securities in November 2018, as well as a separate suit brought by the SEC against Rust Rare Coin and its principal, Gaylen Rust. During the third quarter of 2020, the Court granted our motion to dismiss the plaintiffs' claims in part, dismissing claims relating to fraud and fiduciary duty, but allowing a claim for aiding and abetting conversion to proceed. On January 14, 2022, the parties notified the court they reached a settlement in principle, and the court set a deadline of February 28, 2022 for submission of the settlement agreement for its preliminary approval of the agreement and notification of the putative class. There can be no assurance that the proposed settlement will result in a definitive agreement, that the conditions to the settlement will be met, or the settlement will be approved by the court. If completed, the proposed settlement would have a nominal impact on the Bank.
At least quarterly, we review outstanding and new legal matters, utilizing available information. In accordance with applicable accounting guidance, if we determine that a loss from a matter is probable and the amount of the loss can be reasonably estimated, we establish an accrual for the loss. In the absence of such a determination, no accrual is made. Once established, accruals are adjusted to reflect developments relating to the matters.
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available at December 31, 2021, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to $40 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Related Party Transactions
We have no material related party transactions requiring disclosure. In the ordinary course of business, we extend credit to related parties, including executive officers, directors, principal shareholders, and their associates and related interests. These related party loans are made in compliance with applicable banking regulations.
17.    REVENUE RECOGNITION
We derive our revenue primarily from interest income on loans and securities, which was approximately 76% of our total revenue in 2021. Noninterest income and revenue from contracts with customers is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We recognize the incremental cost of obtaining a contract as an expense, when incurred, if the amortization period of the asset that we would have recognized is one year or less. For performance obligations satisfied over time, if we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date, we will generally recognize revenue in the amount to which we have a right to invoice. We do not generally disclose information about our remaining performance obligations for those performance obligations that have an original expected duration of one year or less, or where we recognize revenue in the amount to which we have a right to invoice.
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
Wealth Management Fees
Wealth management fees are primarily comprised of wealth management commissions, but also are made up of other products such as portfolio services and advisory services. Revenue is recognized as the services are rendered or upon completion of services. Financial planning and estate services typically have performance obligations that are greater than 12 months, although the amount of future performance obligations are not significant.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Other Customer-related Fees
Other customer-related fees consist of miscellaneous income streams, including personal and corporate trust income, as well as claims and inventory management services for certain customers. Revenue is recognized as the services are rendered or upon completion of services.
Disaggregation of Revenue
The schedule below presents noninterest income and net revenue by operating business segments. Prior period amounts have been reclassified to conform with the current period presentation, where applicable. These reclassifications did not affect net income or shareholders’ equity.

	Zions Bank			Amegy			CB&T
(In millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019

Commercial account fees	$45	$42	$41	$38	$37	$34	$25	$22	$23
Card fees	58	49	51	29	24	28	17	14	16
Retail and business banking fees	23	21	23	15	15	17	12	11	13
Capital markets and foreign exchange fees	—	(1)	—	2	5	6	—	—	—
Wealth management fees	21	17	16	13	10	8	5	4	4
Other customer-related fees	7	8	3	6	7	5	4	5	2
Total noninterest income from contracts with customers (ASC 606)	154	136	134	103	98	98	63	56	58
Other noninterest income (Non-ASC 606 customer related)	21	23	12	36	34	40	34	36	28
Total customer-related fees	175	159	146	139	132	138	97	92	86
Other noninterest income (noncustomer-related)	10	(1)	1	2	1	—	5	3	2
Total noninterest income	185	158	147	141	133	138	102	95	88
Other real estate owned gain from sale	—	—	3	—	—	—	—	1	—
Net interest income	634	650	688	463	485	489	537	512	512
Total income less interest expense	$819	$808	$838	$604	$618	$627	$639	$608	$600

	NBAZ			NSB			Vectra
(In millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019

Commercial account fees	$7	$7	$7	$9	$8	$8	$7	$6	$6
Card fees	11	10	11	12	10	12	6	5	6
Retail and business banking fees	9	8	8	10	9	11	4	4	5
Capital markets and foreign exchange fees	—	—	—	—	—	—	—	—	—
Wealth management fees	3	2	2	4	3	3	2	1	2
Other customer-related fees	1	1	1	1	1	1	2	3	—
Total noninterest income from contracts with customers (ASC 606)	31	28	29	36	31	35	21	19	19
Other noninterest income (Non-ASC 606 customer related)	13	12	12	14	12	8	12	13	7
Total customer-related fees	44	40	41	50	43	43	33	32	26
Other noninterest income (noncustomer-related)	2	1	1	—	—	—	—	—	—
Total noninterest income	46	41	42	50	43	43	33	32	26
Other real estate owned gain from sale	—	—	—	—	—	1	—	—	—
Net interest income	205	216	223	147	146	148	136	135	135
Total income less interest expense	$251	$257	$265	$197	$189	$192	$169	$167	$161

	TCBW			Other			Consolidated Bank
(In millions)	2021	2020	2019	2021	2020	2019	2021	2020	2019

Commercial account fees	$2	$1	$2	$1	$2	$—	$134	$125	$121
Card fees	1	1	1	1	—	2	135	113	127
Retail and business banking fees	—	—	—	—	—	1	73	68	78
Capital markets and foreign exchange fees	—	—	—	7	8	7	9	12	13
Wealth management fees	—	—	1	(2)	1	(2)	46	38	34
Other customer-related fees	1	1	—	30	20	29	52	46	41
Total noninterest income from contracts with customers (ASC 606)	4	3	4	37	31	37	449	402	414
Other noninterest income (Non-ASC 606 customer related)	2	2	1	(6)	15	3	126	147	111
Total customer-related fees	6	5	5	31	46	40	575	549	525
Other noninterest income (noncustomer-related)	—	—	—	109	21	33	128	25	37
Total noninterest income	6	5	5	140	67	73	703	574	562
Other real estate owned gain from sale	—	—	—	—	—	—	—	1	4
Net interest income	54	52	53	32	20	24	2,208	2,216	2,272
Total income less interest expense	$60	$57	$58	$172	$87	$97	$2,911	$2,791	$2,838
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in “Other assets” on the consolidated balance sheet. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically insignificant.
18.    RETIREMENT PLANS
Defined Benefit Plans
Pension Plan — In June 2020, we terminated our pension plan and incurred a one-time $28 million expense, which was recognized in other noninterest expense.
Supplemental Retirement Plans — These unfunded, nonqualified plans are for certain current and former employees. Each year, our contributions to these plans are made in amounts sufficient to meet benefit payments to plan participants. Our liability for these plans was $4 million and $5 million at December 31, 2021, and 2020, respectively.
Post-retirement Plan — This unfunded health care and life insurance plan provides post-retirement benefits to certain former full-time employees who meet minimum age and service requirements. Our contribution toward the retiree medical premium has been permanently frozen at an amount that does not increase in any future year. Each year, our contributions to the plan are made in amounts sufficient to meet the portion of the premiums that are our responsibility.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The following schedule presents the change in benefit obligation, change in fair value of plan assets, and funded status, of the plans and amounts recognized in the balance sheet at the measurement date of December 31:

	Pension		Supplemental Retirement		Post-retirement
(In millions)	2021	2020	2021	2020	2021	2020
Change in benefit obligation:
Benefit obligation at beginning of year	$—	$140	$8	$8	$1	$1
Interest cost	—	1	—	—	—	—
Actuarial loss	—	13	—	1	—	—
Annuity purchase	—	(97)	—	—	—	—
Benefits paid	—	(57)	(1)	(1)	—	—
Benefit obligation at end of year	—	—	7	8	1	1
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	—	171	—	—	—	—
Actual return on plan assets	—	4	—	—	—	—
Employer contributions	—	(21)	1	1	—	—
Annuity purchase	—	(97)	—	—	—	—
Benefits paid	—	(57)	(1)	(1)	—	—
Fair value of plan assets at end of year	—	—	—	—	—	—
Funded status	$—	$—	$(7)	$(8)	$(1)	$(1)
Amounts recognized in balance sheet:
Asset (liability) for pension/postretirement benefits	$—	$—	$(7)	$(8)	$(1)	$(1)
Accumulated other comprehensive income (loss)	—	—	(2)	(3)	—	—
The pension asset and liability for supplemental retirement and post-retirement benefits are included in “Other assets” and “Other liabilities,” respectively, on the consolidated balance sheet. The accumulated benefit obligation is the same as the benefit obligation shown in the preceding schedule.
The following schedule presents the components of the net periodic benefit cost (benefit) for the pension plan. There was no periodic cost (benefit) for the supplemental retirement or post-retirement plans during the same time periods.

	Pension
(In millions)	2021	2020	2019

Interest cost	$—	$1	$5
Expected return on plan assets	—	(2)	(9)
Amortization of net actuarial loss	—	—	—
Settlement loss	—	28	1
Net periodic benefit cost	$—	$27	$(3)
Defined Contribution Plan
We offer a 401(k) and employee stock ownership plan under which employees select from several investment alternatives. Employees can contribute up to 80% of their earnings subject to the annual maximum allowed contribution. We match 100% of the first 3% of employee contributions and 50% of the next 3% of employee contributions. Matching contributions to participants amounted to $32 million, $31 million, and $33 million in 2021, 2020, and 2019 respectively.
The 401(k) plan also has a noncontributory profit-sharing feature which is discretionary and may range from 0% to 3.5% of eligible compensation based upon our return on average common equity for the year. The profit-sharing expense was $24 million, $7 million, and $16 million in 2021, 2020, and 2019, respectively. The profit-sharing contribution to participants consisted of shares of our common stock purchased in the open market.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
19.    SHARE-BASED COMPENSATION
We have a share-based compensation incentive plan which allows us to grant stock options, restricted stock, RSUs, and other awards to employees and nonemployee directors. Total shares authorized under the plan were 9,000,000 at December 31, 2021, of which 1,889,694 were available for future grants.
All share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their grant date values with consideration of service and performance vesting requirements. The value of an equity award is estimated on the grant date using a fair value-based model without regard to service or performance vesting conditions, but does consider post-vesting restrictions.
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
Compensation expense and the related tax benefit for all share-based awards were as follows:

(In millions)	2021	2020	2019

Compensation expense	$28	$26	$27
Reduction of income tax expense	11	8	11
We reduced share-based compensation expense by $2 million during 2021, and by $1 million during both 2020 and 2019, as a result of using a valuation model to estimate a liquidity discount on RSUs with post-vesting restrictions.
As of December 31, 2021, compensation expense not yet recognized for nonvested share-based awards was approximately $28 million, which is expected to be recognized over a weighted average period of 2.4 years.
Stock Options
Stock options granted to employees generally vest at the rate of one third each year and expire seven years after the date of grant. For all stock options granted in 2021, 2020, and 2019, we used the Black-Scholes option pricing model to estimate the grant date value of stock options in determining compensation expense. The following summarizes the weighted average value at grant date and the significant assumptions used in applying the Black-Scholes model for options granted:

	2021	2020	2019

Weighted average value for options granted	$7.86	$8.18	$10.30
Weighted average assumptions used:
Expected dividend yield	2.5%	3.0%	2.5%
Expected volatility	25.0%	27.0%	26.0%
Risk-free interest rate	0.47%	1.38%	2.52%
Expected life (in years)	5.0	5.0	5.0
The assumptions for expected dividend yield, expected volatility, and expected life reflect management’s judgment and include consideration of historical experience. Expected volatility is based in part on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The following summarizes our stock option activity for the three years ended December 31, 2021:

	Number of shares	Weighted average exercise price

Balance at December 31, 2018	2,004,598	$29.85
Granted	256,818	50.80
Exercised	(569,808)	24.61
Expired	(4,330)	22.37
Forfeited	(10,500)	43.13
Balance at December 31, 2019	1,676,778	34.77
Granted	320,913	45.61
Exercised	(285,954)	26.48
Expired	(22,685)	30.17
Forfeited	(5,395)	51.34
Balance at December 31, 2020	1,683,657	38.26
Granted	345,636	48.65
Exercised	(686,894)	31.08
Expired	(7,910)	42.16
Forfeited	(6,345)	48.04
Balance at December 31, 2021	1,328,144	44.60
Outstanding stock options exercisable as of:
December 31, 2021	693,883	$41.54
December 31, 2020	1,137,596	33.42
December 31, 2019	1,239,821	28.95
We issue new authorized common shares for the exercise of stock options. The total intrinsic value of stock options exercised was approximately $16 million in 2021, $3 million in 2020, and $13 million in 2019. Cash received from the exercise of stock options was $20 million in 2021, $7 million in 2020, and $13 million in 2019.
Additional selected information on stock options at December 31, 2021 follows:

	Outstanding stock options				Exercisable stock options
Exercise price range	Number of shares	Weighted average exercise price		Weighted average remaining contractual life (years)	Number of shares	Weighted average exercise price

$4.15 to $19.99	5,223	$6.41	[1]	0	5,223	$6.41
$20.00 to $24.99	124,427	20.99		1.1	124,427	20.99
$25.00 to $29.99	89,283	29.02		0.4	88,831	29.02
$40.00 to $44.99	117,972	43.92		2.1	116,817	43.93
$45.00 to $49.99	633,124	47.27		5.6	80,518	45.66
$50.00 to $55.68	358,115	52.75		3.5	278,067	53.20
	1,328,144	44.60	[1]	3.9	693,883	41.54
1 The weighted average remaining contractual life excludes 5,223 stock options without a fixed expiration date that were assumed with the Amegy acquisition. They expire between the date of termination and one year from the date of termination, depending upon certain circumstances.
The aggregate intrinsic value of outstanding stock options at December 31, 2021 and 2020 was $25 million and $14 million, respectively, while the aggregate intrinsic value of exercisable options was $15 million and $14 million at the same respective dates. For exercisable options, the weighted average remaining contractual life was 2.6 years and 2.2 years at December 31, 2021 and 2020, respectively, excluding the stock options previously noted without a fixed expiration date. At December 31, 2021, 632,759 stock options with a weighted average exercise price of $47.95, a weighted average remaining life of 5.4 years, and an aggregate intrinsic value of $10 million, were expected to vest.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
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
During 2021, 2020, and 2019, we granted 16,938, 28,992, and 19,116 RSUs, respectively, to nonemployee directors. The RSUs vested immediately upon grant.
The following summarizes our restricted stock activity for the three years ended December 31, 2021:

	Number of shares	Weighted average fair value

Nonvested restricted shares at December 31, 2018	45,686	$33.78
Issued	24,994	42.83
Vested	(20,223)	30.69
Nonvested restricted shares at December 31, 2019	50,457	39.50
Issued	27,798	45.65
Vested	(20,859)	34.77
Nonvested restricted shares at December 31, 2020	57,396	44.20
Issued	26,083	39.16
Vested	(18,663)	43.89
Nonvested restricted shares at December 31, 2021	64,816	42.26
The following summarizes our RSU activity for the three years ended December 31, 2021:

	Number of restricted stock units	Weighted average fair value

Restricted stock units at December 31, 2018	1,400,699	$37.65
Granted	536,489	47.85
Vested	(614,968)	33.74
Forfeited	(28,150)	44.69
Restricted stock units at December 31, 2019	1,294,070	43.59
Granted	586,302	42.75
Vested	(593,375)	37.56
Forfeited	(44,676)	47.78
Restricted stock units at December 31, 2020	1,242,321	46.31
Granted	578,056	47.02
Vested	(505,690)	46.51
Forfeited	(40,604)	47.97
Restricted stock units at December 31, 2021	1,274,083	46.49
The total value at grant date of restricted stock and RSUs vested during the year was $24 million in 2021, $23 million in 2020, and $21 million in 2019. At December 31, 2021, 64,816 shares of restricted stock and 847,876 RSUs were expected to vest with an aggregate intrinsic value of $4 million and $54 million, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
20.    INCOME TAXES
The following schedule presents the major components of our income tax expense:

(In millions)	2021	2020	2019
Federal:
Current	$230	$153	$195
Deferred	27	(47)	(1)
Total Federal	257	106	194
State:
Current	55	38	44
Deferred	5	(11)	(1)
Total State	60	27	43
Total income tax expense	$317	$133	$237
Income tax expense computed at the statutory federal income tax rate of 21% reconciles to actual income tax expense as follows:

(In millions)	2021	2020	2019

Income tax expense at statutory federal rate	$304	$141	$221
State income taxes including credits, net	48	21	34
Other nondeductible expenses	8	8	13
Nontaxable income	(36)	(32)	(28)
Share-based compensation	(3)	(1)	(4)
Tax credits and other taxes	(4)	(4)	1
Total income tax expense	$317	$133	$237
On the consolidated balance sheet, the net DTA is included in “Other assets,” and the net DTL is included in “Other liabilities.” The tax effects of temporary differences that give rise to significant portions of DTAs and DTLs are presented below:

(In millions)	December 31,
	2021	2020
Gross deferred tax assets:
Book loan loss deduction in excess of tax	$136	$205
Pension and postretirement	1	1
Deferred compensation	77	71
Security investments and derivative fair value adjustments	26	—
Lease liabilities	55	59
Capitalization of intangible assets	40	—
Other	44	35
Total deferred tax assets before valuation allowance	379	371
Valuation allowance	—	—
Total deferred tax assets	379	371
Gross deferred tax liabilities:
Premises and equipment, due to differences in depreciation	(88)	(81)
Federal Home Loan Bank stock dividends	(2)	(2)
Leasing operations	(44)	(55)
Prepaid expenses	(8)	(6)
Prepaid pension reserves	(6)	(6)
Mortgage servicing	(10)	(8)
Security investments and derivative fair value adjustments	—	(102)
Deferred loan costs	(30)	(32)
ROU assets	(49)	(53)
Qualified opportunity fund deferred gains	(26)	(11)
Equity investments	(20)	(18)
Total deferred tax liabilities	(283)	(374)
Net deferred tax assets (liabilities)	$96	$(3)

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
There was no valuation allowance at December 31, 2021 or December 31, 2020. We evaluate DTAs on a regular basis to determine whether a valuation allowance is required. In conducting this evaluation, we consider all available evidence, both positive and negative, based on the more likely than not criteria that such assets will be realized. This evaluation includes, but is not limited to: (1) available carryback potential to prior tax years; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with DTAs; (3) potential tax planning strategies; and (4) future projected taxable income. Based on this evaluation, we concluded that a valuation allowance was not required at December 31, 2021. At December 31, 2021, the tax effect of remaining net operating loss and tax credit carryforward was less than $1 million, expiring through 2039.
We have a liability for unrecognized tax benefits relating to uncertain tax positions for tax credits on technology initiatives. The following schedule presents a rollforward of gross unrecognized tax benefits:

(In millions)	2021	2020	2019

Balance at beginning of year	$11	$14	$8
Tax positions related to current year:
Additions	2	2	2
Tax positions related to prior years:
Additions	1	—	4
Reductions	—	(5)	—
Balance at end of year	$14	$11	$14
At both December 31, 2021 and 2020, the liability for unrecognized tax benefits included approximately $12 million and $10 million, respectively (net of the federal tax benefit on state issues) that, if recognized, would affect the effective tax rate. The amount of gross unrecognized tax benefits related to tax credits on technology initiatives that may increase or decrease during the 12 months subsequent to December 31, 2021 is dependent on the timing and outcome of various ongoing federal and state examinations. For tax years not currently under examination, the gross unrecognized tax benefits on technology initiatives may decrease by approximately $2 million.
Interest and penalties related to unrecognized tax benefits are included in income tax expense in the statement of income. At both December 31, 2021 and 2020, accrued interest and penalties recognized in the balance sheet, net of any federal and state tax benefits, totaled approximately $1 million.
We file income tax returns in U.S. federal and various state jurisdictions, and we are no longer subject to income tax examinations for years prior to 2013 for federal and certain state returns.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
21.    NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

(In millions, except shares and per share amounts)	2021	2020	2019
Basic:
Net income	$1,129	$539	$816
Less common and preferred dividends	261	259	260
Less impact from redemption of preferred stock	3	—	—
Undistributed earnings	865	280	556
Less undistributed earnings applicable to nonvested shares	7	2	4
Undistributed earnings applicable to common shares	858	278	552
Distributed earnings applicable to common shares	230	223	224
Total earnings applicable to common shares	$1,088	$501	$776
Weighted average common shares outstanding (in thousands)	159,913	163,737	175,984
Net earnings per common share	$6.80	$3.06	$4.41
Diluted:
Total earnings applicable to common shares	$1,088	$501	$776
Weighted average common shares outstanding (in thousands)	159,913	163,737	175,984
Dilutive effect of common stock warrants (in thousands)	—	1,641	9,926
Dilutive effect of stock options (in thousands)	321	235	594
Weighted average diluted common shares outstanding (in thousands)	160,234	165,613	186,504
Net earnings per common share	$6.79	$3.02	$4.16
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share.

(In thousands)	2021	2020	2019

Restricted stock and restricted stock units	$1,374	$1,338	$1,390
Stock options	74	889	460

22.    OPERATING SEGMENT INFORMATION
We manage our operations with a primary focus on geographic area. We conduct our operations primarily through seven separately managed affiliate banks, each with its own local branding and management team, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. These affiliate banks comprise our primary business segments. Performance assessment and resource allocation are based upon this geographic structure. The operating segment identified as “Other” includes certain nonbank financial service subsidiaries, centralized back-office functions, and eliminations of transactions between segments.
We allocate the cost of centrally provided services to the business segments based upon estimated or actual usage of those services. We also allocate capital based on the risk-weighted assets held at each business segment. We use an internal FTP allocation system and process to report results of operations for business segments, which is continually refined. In the third quarter of 2019, we made changes to the FTP process to more accurately reflect the cost of funds for loans. Additionally, in the third quarter of 2020, we began allocating the net interest income associated with our Treasury department to the business segments. Historically, this amount was presented in the “Other” segment. Prior period amounts have been revised to reflect the impact of these changes had they been instituted for the periods presented. Total average loans and deposits presented for the business segments include insignificant intercompany amounts between business segments and may also include deposits with the “Other” segment.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
At December 31, 2021, Zions Bank operated 96 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. Amegy operated 75 branches in Texas. CB&T operated 83 branches in California. NBAZ operated 56 branches in Arizona. NSB operated 44 branches in Nevada. Vectra operated 34 branches in Colorado and one branch in New Mexico. TCBW operated two branches in Washington and one branch in Oregon.
Transactions between business segments are primarily conducted at fair value, resulting in profits that are eliminated for reporting consolidated results of operations. The following schedule presents average loans, average deposits, and income before income taxes because we use these metrics when evaluating performance and making decisions pertaining to the business segments. The condensed statement of income identifies the components of income and expense which affect the operating amounts presented in the “Other” segment.
The following schedule presents selected operating segment information:

(In millions)	Zions Bank			Amegy			CB&T
	2021	2020	2019	2021	2020	2019	2021	2020	2019
SELECTED INCOME STATEMENT DATA
Net interest income	$634	$650	$688	$463	$485	$489	$537	$512	$512
Provision for credit losses	(26)	67	18	(96)	111	9	(78)	120	7
Net interest income after provision for credit losses	660	583	670	559	374	480	615	392	505
Noninterest income	185	158	147	141	133	138	102	95	88
Noninterest expense	464	446	471	337	329	344	311	305	316
Income before income taxes	$381	$295	$346	$363	$178	$274	$406	$182	$277
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$13,198	$13,845	$13,109	$12,189	$13,114	$12,235	$12,892	$12,366	$10,763
Total average deposits	23,588	18,370	15,561	15,496	12,970	11,627	15,796	13,763	11,522

(In millions)	NBAZ			NSB			Vectra
	2021	2020	2019	2021	2020	2019	2021	2020	2019
SELECTED INCOME STATEMENT DATA
Net interest income	$205	$216	$223	$147	$146	$148	$136	$135	$135
Provision for credit losses	(27)	35	2	(35)	37	(1)	(12)	34	3
Net interest income after provision for credit losses	232	181	221	182	109	149	148	101	132
Noninterest income	46	41	42	50	43	43	33	32	26
Noninterest expense	151	147	156	142	141	145	114	109	108
Income before income taxes	$127	$75	$107	$90	$11	$47	$67	$24	$50
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,849	$5,099	$4,774	$3,015	$3,102	$2,630	$3,414	$3,401	$3,109
Total average deposits	7,288	5,771	5,002	6,691	5,427	4,512	4,386	3,637	2,853
(In millions)	TCBW			Other			Consolidated Bank
	2021	2020	2019	2021	2020	2019	2021	2020	2019
SELECTED INCOME STATEMENT DATA
Net interest income	$54	$52	$53	$32	$20	$24	$2,208	$2,216	$2,272
Provision for credit losses	(3)	7	(1)	1	3	2	(276)	414	39
Net interest income after provision for credit losses	57	45	54	31	17	22	2,484	1,802	2,233
Noninterest income	6	5	5	140	67	73	703	574	562
Noninterest expense	21	22	22	201	205	180	1,741	1,704	1,742
Income (loss) before income taxes	$42	$28	$37	$(30)	$(121)	$(85)	$1,446	$672	$1,053
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,569	$1,460	$1,194	$857	$629	$451	$51,983	$53,016	$48,265
Total average deposits	1,537	1,256	1,094	1,475	2,495	2,910	76,257	63,689	55,081

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
23.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly financial information for 2021 and 2020 is presented below. Prior period amounts have been reclassified to conform with the current year presentation, where applicable. These reclassifications did not affect net income. See related discussion in Note 1.

(In millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2021
Gross interest income	$566	$569	$570	$562
Net interest income	553	555	555	545
Provision for credit losses	25	(46)	(123)	(132)
Noninterest income	190	139	205	169
Noninterest expense	449	429	428	435
Income before income taxes	269	311	455	411
Net income	213	240	354	322
Preferred stock dividends	6	6	9	8
Net earnings applicable to common shareholders	207	234	345	314
Net earnings per common share:
Basic	1.34	1.45	2.08	1.90
Diluted	1.34	1.45	2.08	1.90
2020
Gross interest income	$571	$581	$595	$622
Net interest income	550	555	563	548
Provision for credit losses	(67)	55	168	258
Noninterest income	166	157	117	134
Noninterest expense	424	442	430	408
Income before income taxes	359	215	82	16
Net income	284	175	66	14
Preferred stock dividends	9	8	9	8
Net earnings applicable to common shareholders	275	167	57	6
Net earnings per common share:
Basic	1.66	1.01	0.34	0.04
Diluted	1.66	1.01	0.34	0.04
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021. There were no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Report on Management’s Assessment of Internal Control over Financial Reporting” included in Item 8 on page 72 for management’s report on the adequacy of internal control over financial reporting. Also see “Report on Internal Control over Financial Reporting” issued by Ernst & Young LLP included in Item 8 on page 73.
ITEM 9B. OTHER INFORMATION
None.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Incorporated by reference from our Proxy Statement to be subsequently filed.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference from our Proxy Statement to be subsequently filed.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following schedule provides information as of December 31, 2021 with respect to the shares of our common stock that may be issued under existing equity compensation plans.

	(a)	(b)	(c)
Plan category [1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plan approved by security holders:

Zions Bancorporation, N.A. 2015 Omnibus Incentive Plan	1,322,921	$44.75	1,889,694
1 Column (a) excludes 64,816 shares of unvested restricted stock, and 1,274,083 RSUs (each unit representing the right to one share of common stock). The schedule also excludes 5,223 shares of common stock issuable upon the exercise of stock options, with a weighted average exercise price of $6.41, granted under plans assumed in mergers that are outstanding.
Other information required by Item 12 is incorporated by reference from our Proxy Statement to be subsequently filed.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from our Proxy Statement to be subsequently filed.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from our Proxy Statement to be subsequently filed.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a.(1) Financial statements — The following consolidated financial statements of Zions Bancorporation, N.A. are filed as part of this Form 10-K under Item 8, Financial Statements and Supplementary Data:
Consolidated balance sheets — December 31, 2021 and 2020
Consolidated statements of income — Years ended December 31, 2021, 2020 and 2019
Consolidated statements of comprehensive income — Years ended December 31, 2021, 2020 and 2019

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Consolidated statements of changes in shareholders’ equity — Years ended December 31, 2021, 2020 and 2019
Consolidated statements of cash flows — Years ended December 31, 2021, 2020 and 2019
Notes to consolidated financial statements — December 31, 2021
(2) Financial statement schedules — All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and have therefore been omitted.
(3) List of Exhibits:

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

4.1	Description of Securities of Zions Bancorporation, National Association, as of December 31, 2021 (filed herewith).

10.1	Zions Bancorporation 2017-2019 Value Sharing Plan, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2017.	*

10.2	Zions Bancorporation 2018-2020 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2018.	*

10.3	Zions Bancorporation 2017 Management Incentive Compensation Plan, incorporated by reference to Appendix I of our Proxy Statement dated April 14, 2016.	*

10.4	Zions Bancorporation Third Restated and Revised Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2018.	*

10.5	Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2018.	*

10.6	Amendment to the Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2015.	*

10.7	Amegy Bancorporation, Inc. Fifth Amended and Restated Non-Employee Directors Deferred Fee Plan (Frozen upon merger with Zions Bancorporation in 2005), incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2018.	*

10.8	Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2020.	*

10.9	Zions Bancorporation First Restated Excess Benefit Plan, incorporated by reference to Exhibit 10.9 of Form 10-K for the year ended December 31, 2020.	*

10.10	Amegy Bancorporation 2004 (formerly Southwest Bancorporation of Texas, Inc.) Omnibus Incentive Plan, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2015.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

Exhibit Number	Description

10.11	Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB effective October 1, 2002, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2018.	*

10.12	Amendment to the Trust Agreement Establishing the Zions Bancorporation Deferred Compensation Plans Trust, effective September 1, 2006, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2018.	*

10.13	Amendment to the Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB substituting Prudential Bank & Trust, FSB as the trustee, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2016.	*

10.14	Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 1, 2006, incorporated by reference to Exhibit 10.15 of Form 10-K for the year ended December 31, 2018.	*

10.15	Revised schedule C to Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 13, 2006, incorporated by reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 2018.	*

10.16	Third Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, dated June 13, 2012, incorporated by reference to Exhibit 10.17 of Form 10-K for the year ended December 31, 2017.	*

10.17	Fifth Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2018.	*

10.18	Sixth Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, dated August 17, 2015, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2020.	*

10.19	Seventh Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, effective September 30, 2018, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2018.	*

10.20	Second Amendment to the Zions Bancorporation Pension Plan, dated July 17, 2017, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2017.	*

10.21	Third Amendment to the Zions Bancorporation Pension Plan, dated October 30, 2017, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2018.	*

10.22	Sixth Amendment to the Zions Bancorporation Pension Plan, dated June 25, 2020, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2020.	*

10.23	Zions Bancorporation Restated Pension Plan effective January 1, 2009, including amendments adopted through December 31, 2013, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2018.	*

10.24	First Amendment to the Zions Bancorporation Restated Pension Plan, effective October 1, 2018, dated October 29, 2018, incorporated by reference to Exhibit 10.24 of Form 10-K for the year ended December 31, 2018.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

Exhibit Number	Description

10.25	Second Amendment to the Zions Bancorporation Restated Pension Plan, effective December 31, 2018, dated December 31, 2018, incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 2018.	*

10.26	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, Restated and Amended effective January 1, 2007, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2018.	*

10.27	Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 31, 2018, effective January 1, 2019, incorporated by reference to Exhibit 10.27 of Form 10-K for the year ended December 31, 2018.	*

10.28	Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated June 27, 2019, effective September 30, 2018, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2019.	*

10.29	Fourth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated September 11, 2020, effective January 1, 2020, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2020.	*

10.30	Fifth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated September 11, 2020, effective January 1, 2020, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2020.	*

10.31	Sixth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated September 11, 2020, effective October 1, 2020, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2020.	*

10.32	Seventh Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 23, 2020, effective January 1, 2021, incorporated by reference to Exhibit 10.32 of Form 10-K for the year ended December 31, 2020.	*

10.33	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated July 3, 2006, incorporated by reference to Exhibit 10.28 of Form 10-K for the year ended December 31, 2018.	*

10.34	First Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 5, 2010, incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 2015.	*

10.35	Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 5, 2010, incorporated by reference to Exhibit 10.26 of Form 10-K for the year ended December 31, 2015.	*

10.36	Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 30, 2010, incorporated by reference to Exhibit 10.27 of
	Form 10-K for the year ended December 31, 2015.	*

10.37	Fourth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated October 1, 2014, incorporated by reference to Exhibit 10.37 of Form 10-K for the year ended December 31, 2020.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

Exhibit Number	Description

10.38	Fifth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated October 1, 2014, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2020.	*

10.39	Sixth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated August 17, 2015, incorporated by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2020.	*

10.40	Seventh Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 27, 2016, incorporated by reference to Exhibit 10.31 of
	Form 10-K for the year ended December 31, 2016.	*

10.41	Eighth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, effective September 30, 2018, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2018.	*

10.42	Ninth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, effective October 27, 2020, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2021.	*

10.43	Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.42 of Form 10-K for the year ended December 31, 2020.	*

10.44	Form of Restricted Stock Award Agreement subject to holding requirement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.43 of Form 10-K for the year ended December 31, 2020.	*

10.45	Form of Standard Restricted Stock Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.44 of Form 10-K for the year ended December 31, 2020.	*

10.46	Form of Standard Restricted Stock Unit Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.45 of Form 10-K for the year ended December 31, 2020.	*

10.47	Form of Restricted Stock Unit Agreement subject to holding requirement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.46 of Form 10-K for the year ended December 31, 2020.	*

10.48	Form of Standard Stock Option Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.47 of Form 10-K for the year ended December 31, 2020.	*

10.49	Form of Standard Directors Stock Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.48 of Form 10-K for the year ended December 31, 2020.	*

10.50	Form of Change in Control Agreement between the Bank and Certain Executive Officers, incorporated by reference to Exhibit 10.49 of Form 10-K for the year ended December 31, 2020.	*

10.51	Form of Change in Control Agreement between the Bank and Dallas E. Haun, dated May 23, 2008, incorporated by reference to Exhibit 10.50 of Form 10-K for the year ended December 31, 2020.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

Exhibit Number	Description

21	List of Subsidiaries of Zions Bancorporation, National Association (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in inline XBRL: (i) the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (ii) the Consolidated Statements of Income for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from this Form 10-K, formatted as Inline XBRL.
* Incorporated by reference
Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, copies of certain instruments defining the rights of holders of long-term debt are not filed. We agree to furnish a copy thereof to the Securities and Exchange Commission and the Office of the Comptroller of the Currency upon request.
ITEM 16. FORM 10-K SUMMARY
Not applicable.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
February 24, 2022    ZIONS BANCORPORATION, NATIONAL ASSOCIATION

By	/s/ Harris H. Simmons
HARRIS H. SIMMONS, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
February 24, 2022

/s/ Harris H. Simmons	/s/ Paul E. Burdiss
HARRIS H. SIMMONS, Director, Chairman and Chief Executive Officer (Principal Executive Officer)	PAUL E. BURDISS, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ R. Ryan Richards	/s/ Maria Contreras-Sweet
R. RYAN RICHARDS, Controller (Principal Accounting Officer)	MARIA CONTRERAS-SWEET, Director

/s/ Gary L. Crittenden	/s/ Suren K. Gupta
GARY L. CRITTENDEN, Director	SUREN K. GUPTA, Director

/s/ Claire A. Huang	/s/ Vivian S. Lee
CLAIRE A. HUANG, Director	VIVIAN S. LEE, Director

/s/ Scott J. McLean	/s/ Edward F. Murphy
SCOTT J. MCLEAN, Director	EDWARD F. MURPHY, Director

/s/ Stephen D. Quinn	/s/ Aaron B. Skonnard
STEPHEN D. QUINN, Director	AARON B. SKONNARD, Director

/s/ Barbara A. Yastine
BARBARA A. YASTINE, Director