Form 10-Q
period 2022-03-31
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2022-05-06
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
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
Number of common shares outstanding at April 29, 2022                        151,358,748 shares

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	IMG	International Manufacturing Group
AFS	Available-for-Sale	IPO	Initial Public Offering
ALLL	Allowance for Loan and Lease Losses	IRS	Internal Revenue Service
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	LIBOR	London Interbank Offered Rate
AMERIBOR	American Interbank Offered Rate	Municipalities	State and Local Governments
AOCI	Accumulated Other Comprehensive Income	NAICS	North American Industry Classification System
ASC	Accounting Standards Codification	NASDAQ	National Association of Securities Dealers Automated Quotations
ASU	Accounting Standards Update	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
BOLI	Bank-Owned Life Insurance	NIM	Net Interest Margin
bps	Basis Points	NM	Not Meaningful
BSBY	Bloomberg Short-Term Bank Yield	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	OCC	Office of the Comptroller of the Currency
CCPA	California Consumer Privacy Act of 2018	OCI	Other Comprehensive Income
CECL	Current Expected Credit Loss	OREO	Other Real Estate Owned
CLTV	Combined Loan-to-Value Ratio	PEI	Private Equity Investment
CMT	Constant Maturity Treasury	PPNR	Pre-provision Net Revenue
CRE	Commercial Real Estate	PPP	Paycheck Protection Program
CVA	Credit Valuation Adjustment	ROU	Right-of-Use
DTA	Deferred Tax Asset	RULC	Reserve for Unfunded Lending Commitments
EaR	Earnings at Risk	S&P	Standard and Poor's
EPS	Earnings per Share	SBA	U.S. Small Business Administration
EVE	Economic Value of Equity	SBIC	Small Business Investment Company
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
FRB	Federal Reserve Board	TDR	Troubled Debt Restructuring
FTP	Funds Transfer Pricing	U.K.	United Kingdom
GAAP	Generally Accepted Accounting Principles	U.S.	United States
HECL	Home Equity Credit Line	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
HTM	Held-to-Maturity	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association

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
These forward-looking statements are not guarantees, nor should they be relied upon as representing management’s views as of any subsequent date. Actual results and outcomes may differ materially from those presented. Although this list is not comprehensive, important factors that may cause material differences include changes in general industry and economic conditions, including inflation; changes and uncertainties in legislation and fiscal, monetary, regulatory, trade, and tax policies; changes in interest and reference rates; the quality and composition of our loan and securities portfolios; our ability to recruit and retain talent, including increased competition for qualified candidates as a result of expanded remote-work opportunities and increased compensation expenses; competitive pressures and other factors that may affect aspects of our business, such as pricing, demand for our products and services; our ability to execute our strategic plans, manage our risks, and achieve our business objectives; our ability to develop and maintain information security systems and controls designed to guard against fraud, cyber, and privacy risks; the effects of the COVID-19 pandemic (including variants) and associated actions that may affect our business, employees, and communities; other local, national, or international disasters, crises, or conflicts that may occur in the future; and governmental and social responses to environmental issues and climate change. These factors, risks, and uncertainties, among others, are discussed in our 2021 Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”).
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Non-GAAP financial measures have inherent limitations and are not necessarily comparable to similar financial measures that may be presented by other financial services companies. Although non-GAAP financial measures are frequently used by stakeholders to evaluate a company, they have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of results reported under GAAP.
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
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		March 31, 2022	December 31, 2021	March 31, 2021

Net earnings applicable to common shareholders, net of tax	(a)	$195	$207	$314
Average common equity (GAAP)		$6,700	$7,146	$7,333
Average goodwill and intangibles		(1,015)	(1,015)	(1,016)
Average tangible common equity (non-GAAP)	(b)	$5,685	$6,131	$6,317
Number of days in quarter	(c)	90	92	90
Number of days in year	(d)	365	365	365
Return on average tangible common equity (non-GAAP)	(a/b/c)*d	13.9%	13.4%	20.2%
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		March 31, 2022	December 31, 2021	March 31, 2021

Total shareholders’ equity (GAAP)		$6,294	$7,463	$7,933
Goodwill and intangibles		(1,015)	(1,015)	(1,016)
Tangible equity (non-GAAP)	(a)	5,279	6,448	6,917
Preferred stock		(440)	(440)	(566)
Tangible common equity (non-GAAP)	(b)	$4,839	$6,008	$6,351
Total assets (GAAP)		$91,126	$93,200	$85,121
Goodwill and intangibles		(1,015)	(1,015)	(1,016)
Tangible assets (non-GAAP)	(c)	$90,111	$92,185	$84,105
Common shares outstanding (thousands)	(d)	151,348	151,625	163,800
Tangible equity ratio (non-GAAP)	(a/c)	5.9%	7.0%	8.2%
Tangible common equity ratio (non-GAAP)	(b/c)	5.4%	6.5%	7.6%
Tangible book value per common share (non-GAAP)	(b/d)	$31.97	$39.62	$38.77

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Efficiency Ratio and Adjusted Pre-Provision Net Revenue
The efficiency ratio is a measure of operating expense relative to revenue. We believe the efficiency ratio provides useful information regarding the cost of generating revenue. The methodology of determining the efficiency ratio may differ among companies. We make adjustments to exclude certain items that are not generally expected to recur frequently, as identified in the subsequent schedule, which we believe allow for more consistent comparability across periods. Adjusted noninterest expense provides a measure as to how well we are managing our expenses; adjusted pre-provision net revenue (“PPNR”) enables management and others to assess our ability to generate capital. Taxable-equivalent net interest income allows us to assess the comparability of revenue arising from both taxable and tax-exempt sources.
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Year Ended
(Dollar amounts in millions)		March 31, 2022	December 31, 2021	March 31, 2021	December 31, 2021

Noninterest expense (GAAP)	(a)	$464	$449	$435	$1,741
Adjustments:
Severance costs		—	—	—	1
Other real estate expense, net		1	—	—	—
Amortization of core deposit and other intangibles		—	1	—	1
Pension termination-related (income) expense [1]		—	—	(5)	(5)
SBIC investment success fee accrual [2]		(1)	2	—	7
Total adjustments	(b)	—	3	(5)	4
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$464	$446	$440	$1,737
Net interest income (GAAP)	(d)	$544	$553	$545	$2,208
Fully taxable-equivalent adjustments	(e)	8	10	8	32
Taxable-equivalent net interest income (non-GAAP)	(d+e)=f	552	563	553	2,240
Noninterest income (GAAP)	g	142	190	169	703
Combined income (non-GAAP)	(f+g)=(h)	694	753	722	2,943
Adjustments:
Fair value and nonhedge derivative gain (loss)		6	(1)	18	14
Securities gains (losses), net [2]		(17)	20	11	71
Total adjustments	(i)	(11)	19	29	85
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$705	$734	$693	$2,858
Pre-provision net revenue (non-GAAP)	(h)-(a)	$230	$304	$287	$1,202
Adjusted PPNR (non-GAAP)	(j)-(c)	241	288	253	1,121
Efficiency ratio (non-GAAP) [3]	(c/j)	65.8%	60.8%	63.5%	60.8%
1 Represents a valuation adjustment related to the termination of our defined benefit pension plan.
2 The success fee accrual is associated with the gains/(losses) from our SBIC investments. The gains/(losses) related to these investments are excluded from the efficiency ratio through securities gains, net.
3 Results for the first quarter of 2022 benefited from a one-time adjustment of approximately $6 million in commercial account fees. Excluding the $6 million adjustment, the efficiency ratio for the first quarter of 2022 would have been 66.4%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Comparisons noted below are calculated for the current quarter versus the same prior-year period unless otherwise specified. Growth rates of 100% or more are considered not meaningful (“NM”) as they generally reflect a low starting point.
RESULTS OF OPERATIONS
Executive Summary
Our financial results in the first quarter of 2022 reflected strong non-PPP loan growth, solid credit performance, and improving customer-related noninterest income. Diluted earnings per share (“EPS”) decreased to $1.27, compared with $1.90 in the first quarter of 2021.
Net interest income remained relatively stable at $544 million, as significant growth of $7.8 billion in average interest-earning assets was partially offset by net interest margin (“NIM”) compression arising from an increased concentration in cash and securities and the low interest rate environment. The NIM was 2.60% in the first quarter of 2022, compared with 2.86%.
Our results benefited from a negative $33 million provision for credit losses, reflecting improvements in economic forecasts and strong credit quality. This compares with a negative $132 million provision for credit losses in the first quarter of 2021. Net loan and lease charge-offs were $6 million, or 0.05% of average loans (ex-PPP), compared with net charge-offs of $8 million, or 0.07% of average loans (ex-PPP), in the prior year quarter.
Total customer-related noninterest income increased $18 million, or 14%, primarily due to improved card, retail and business banking, and wealth management activity. Total noninterest income decreased $27 million, or 16%, largely due to $17 million of negative mark-to-market adjustments during the quarter primarily relating to our Small Business Investment Company (“SBIC”) investment in Recursion Pharmaceuticals, Inc.
Total noninterest expense increased $29 million, or 7%. The increase was largely driven by a $24 million increase in salaries and benefits expense, which was impacted by (1) inflationary and competitive labor market pressures on wages and (2) increases in incentive compensation accruals arising from improvements in anticipated full-year profitability. Our efficiency ratio was 65.8%, compared with 63.5% for the first quarter of 2021.
The growth in average interest-earning assets was driven by a $9.4 billion increase in average available-for-sale (“AFS”) investment securities and a $1.2 billion increase in average money market investments. Over the past year, we actively deployed excess liquidity into medium-duration assets, as we sought to balance competing objectives of increasing current income, maintaining asset sensitivity to benefit from rising rates, and maintaining sufficient liquidity for loan growth and changes in deposit trends.
Excluding Paycheck Protection Program (“PPP”) loans, total loans and leases increased $3.2 billion, or 7%, to $50.2 billion. The increases were primarily in the commercial and industrial, commercial owner-occupied, municipal, and home equity credit line portfolios. Total loans and leases decreased $2.2 billion, or 4%, from the prior year quarter, primarily due to the forgiveness of PPP loans and a decline in 1-4 family residential mortgage loans.
Total deposits increased $8.5 billion, or 12%, from the prior year quarter, primarily due to a $6.1 billion increase in noninterest-bearing deposits.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
First Quarter 2022 Financial Performance

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions)	Efficiency Ratio

Net earnings applicable to common shareholders decreased from the first quarter of 2021. The prior year quarter benefited from a negative $132 million provision for credit losses, compared with negative $33 million in the first quarter of 2022.

Diluted earnings per share declined from the first quarter of 2021 as a result of decreased net earnings, the effect of which was partially offset by a 12.2 million decrease in average diluted shares, primarily due to share repurchases.

Adjusted PPNR decreased $12 million from the first quarter of 2021, primarily due to the increase in adjusted noninterest expense, driven by increases in salaries and benefits expense, partially offset by increases in customer-related fee income.

The efficiency ratio increased from the prior year quarter, primarily as growth in adjusted noninterest expense due to the increase in salaries and benefits expense exceeded growth in adjusted revenue.

Net Interest Income and Net Interest Margin
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, and was approximately 79% of our net revenue (net interest income plus noninterest income) for the quarter. The net interest margin is derived from both the amount of interest-earning assets and interest-bearing liabilities and their respective yields and rates.
NET INTEREST INCOME AND NET INTEREST MARGIN

	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2022	2021

Interest and fees on loans	$437	$488	$(51)	(10)%
Interest on money market investments	6	3	3	NM
Interest on securities	112	71	41	58
Total interest income	555	562	(7)	(1)
Interest on deposits	6	9	(3)	(33)
Interest on short- and long-term borrowings	5	8	(3)	(38)
Total interest expense	11	17	(6)	(35)
Net interest income	$544	$545	$(1)	—%

Average interest-earning assets	$86,093	$78,294	$7,799	10%
Average interest-bearing liabilities	$42,136	$40,157	$1,979	5%
			bps
Yield on interest-earning assets [1]	2.65%	2.95%	(30)
Rate paid on total deposits and interest-bearing liabilities[1]	0.06%	0.09%	(3)
Cost of total deposits [1]	0.03%	0.05%	(2)
Net interest margin [1]	2.60%	2.86%	(26)
1 Rates are calculated using amounts in thousands; taxable-equivalent rates are used where applicable.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Net interest income remained relatively stable at $544 million during the first quarter of 2022, as significant growth in average interest-earning assets was partially offset by NIM compression arising from an increased concentration in cash and securities and the low interest rate environment.
Average interest-earning assets increased $7.8 billion, or 10%, driven by growth of $9.4 billion in AFS securities, $2.3 billion in commercial loans (ex-PPP), and $1.2 billion in money market investments. These increases were partially offset by a $4.7 billion decline in average PPP loans. Average securities increased to 30% of average interest-earning assets, compared with 21%, as we actively deployed excess liquidity into medium duration assets.
The NIM was 2.60%, compared with 2.86%. The yield on average interest-earning assets was 2.65% in the first quarter of 2022, a decrease of 30 basis points (“bps”), primarily due to a decrease in the yield on loans. The average rate paid on interest-bearing liabilities decreased 6 bps to 0.11%.
Average loans and leases (ex-PPP) increased $1.9 billion, or 4%, primarily in the commercial and industrial loan portfolio. Total average loans and leases decreased $2.8 billion, or 5%, from $53.7 billion in the first quarter of 2021, primarily due to the forgiveness of PPP loans and a decrease in 1-4 family residential mortgage loans. The decline in our mortgage loan portfolio is partly due to refinancing activity. We generally originate residential mortgage loans and sell them to government-sponsored entities as part of our interest rate risk management efforts to limit our balance sheet exposure to long-term assets.
The yield on total loans decreased 21 basis points to 3.52%. The yield on non-PPP loans decreased 26 basis points, primarily driven by (1) lower yields on loans originated during the past year, compared with yields on loans maturing and amortizing during the same period, and (2) promotional rates on commercial owner-occupied loans and home equity credit lines.
During the first quarter of 2022 and 2021, PPP loans totaling $0.8 billion and $1.6 billion, respectively, were forgiven by the Small Business Administration (“SBA”). PPP loans contributed $24 million and $60 million in interest income during the same time periods. The yield on these loans was 6.64% and 3.98% for the first quarter of 2022 and 2021, respectively, and was positively impacted by accelerated amortization of deferred fees on paid off or forgiven PPP loans. At March 31, 2022 and 2021, the remaining unamortized net deferred fees on these loans totaled $24 million and $168 million, respectively.
Average total deposits increased $10.2 billion to $81.6 billion at an average cost of 0.03%, from $71.4 billion at an average cost of 0.05% in the first quarter of 2021. Average interest-bearing liabilities increased $2.0 billion, or 5%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The rate paid on total deposits and interest-bearing liabilities was 0.06%, a decrease from 0.09% during the first quarter of 2021, which was primarily due to low interest-bearing deposit rates and strong noninterest-bearing deposit growth.
Average AFS securities balances increased $9.3 billion, or 59%, from $15.9 billion, mainly due to an increase in our mortgage-backed securities portfolio. The yield on securities remained relatively stable at 1.78%.
Average borrowed funds decreased $1.0 billion, or 42%, from $2.4 billion, with both average short-term borrowings and average long-term borrowings decreasing $0.5 billion. The average rate paid on short-term borrowings remained stable at 0.08%, while the rate paid on long-term debt increased 36 bps from the prior year quarter, primarily due to lower-yielding senior debt that was redeemed or matured over the past few quarters. The decrease in overall borrowed funds continues to reflect strong deposit growth.
For further discussion of the effects of market rates on net interest income and how we manage interest rate risk, refer to the “Interest Rate and Market Risk Management” section on page 27. For more information on how we manage liquidity risk, refer to the “Liquidity Risk Management” section on page 31.
The following schedule summarizes the average balances, the amount of interest earned or paid, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(Dollar amounts in millions)	Average balance	Amount of interest	Average yield/rate [1]	Average balance	Amount of interest [1]	Average yield/rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$6,735	$3	0.19%	$4,592	$1	0.11%
Federal funds sold and security resell agreements	2,300	3	0.52	3,199	2	0.24
Total money market investments	9,035	6	0.27	7,791	3	0.16
Securities:
Held-to-maturity	438	3	3.12	663	5	2.98
Available-for-sale	25,246	106	1.71	15,876	66	1.69
Trading account	384	5	4.76	231	2	3.96
Total securities [2]	26,068	114	1.78	16,770	73	1.77
Loans held for sale	57	—	1.92	68	—	2.81
Loans and leases [3]
Commercial - excluding PPP loans	27,037	236	3.54	24,732	234	3.83
Commercial - PPP loans	1,459	24	6.64	6,135	60	3.98
Commercial real estate	12,171	101	3.37	12,133	105	3.50
Consumer	10,266	82	3.23	10,665	95	3.59
Total loans and leases	50,933	443	3.52	53,665	494	3.73
Total interest-earning assets	86,093	563	2.65	78,294	570	2.95
Cash and due from banks	625			614
Allowance for credit losses on loans and debt securities	(515)			(774)
Goodwill and intangibles	1,015			1,016
Other assets	4,211			3,930
Total assets	$91,429			$83,080
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$39,132	$5	0.05%	$35,232	$6	0.07%
Time	1,587	1	0.26	2,491	3	0.55
Total interest-bearing deposits	40,719	6	0.06	37,723	9	0.10
Borrowed funds:
Federal funds purchased and other short-term borrowings	594	—	0.08	1,110	—	0.07
Long-term debt	823	5	2.66	1,324	8	2.30
Total borrowed funds	1,417	5	1.58	2,434	8	1.28
Total interest-bearing liabilities	42,136	11	0.11	40,157	17	0.17
Noninterest-bearing demand deposits	40,886			33,723
Other liabilities	1,267			1,301
Total liabilities	84,289			75,181
Shareholders’ equity:
Preferred equity	440			566
Common equity	6,700			7,333
Total shareholders’ equity	7,140			7,899
Total liabilities and shareholders’ equity	$91,429			$83,080
Spread on average interest-bearing funds			2.54%			2.78%
Net impact of noninterest-bearing sources of funds			0.06%			0.08%
Net interest margin		$552	2.60%		$553	2.86%
Memo: total loans and leases, excluding PPP loans	$49,474	419	3.43%	$47,530	434	3.69%
Memo: total cost of deposits			0.03%			0.05%
Memo: total deposits and interest-bearing liabilities	83,022	11	0.06%	73,880	17	0.09%
1 Rates are calculated using amounts in thousands and a tax rate of 21% for the periods presented. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
2 Interest on total securities includes $28 million and $30 million of taxable-equivalent premium amortization for the first quarters of 2022 and 2021, respectively.
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
The provision for credit losses, which is the combination of both the provision for loan and lease losses and the provision for unfunded lending commitments, was negative $33 million, compared with negative $132 million in the first quarter of 2021. The ACL was $514 million at March 31, 2022, compared with $695 million at March 31, 2021. The ratio of ACL to net loans and leases (ex-PPP) was 1.02% and 1.48% at March 31, 2022 and 2021, respectively. The provision for securities losses was less than $1 million during the first quarter of 2022 and 2021.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

Changes in Allowance for Credit Losses (in millions)
$695
$(141)
$(16)
$(24)
$514
March 31, 2021
Economic Forecasts
Credit Quality
Portfolio Changes
March 31, 2022

The total ACL was $514 million at March 31, 2022, compared with $695 million at March 31, 2021. The bar chart above illustrates the broad categories of change in the ACL from the prior year period. The second bar represents changes in economic forecasts and current economic conditions, which decreased the ACL by $141 million from the prior year quarter due to improvements in both realized economic results and forecasts, partially offset by economic uncertainty caused by inflation, supply chain disruptions, and the conflict in Eastern Europe.
The third bar represents changes in credit quality factors and includes risk-grade migration and specific reserves against loans, which, when combined, decreased the ACL by $16 million, indicating improvements in credit quality. Net charge-offs were $6 million, or 0.05% annualized of average loans (ex-PPP), in the first quarter of 2022, compared with net charge-offs of $8 million, or 0.07% annualized of average loans (ex-PPP), in the prior year quarter.
The fourth bar represents loan portfolio changes, driven by changes in portfolio mix, the aging of the portfolio, and other risk factors; all of which resulted in a $24 million reduction in the ACL.
See “Credit Risk Management” on page 20 and Note 6 of the Notes to Consolidated Financial Statements in our 2021 Form 10-K for more information on how we determine the appropriate level of the ALLL and the RULC.
Noninterest Income
Noninterest income represents revenue we earn from products and services that generally have no associated interest rate or yield and is classified as either customer-related or noncustomer-related. Customer-related noninterest income excludes items such as securities gains and losses, dividends, insurance-related income, and mark-to-market adjustments on certain derivatives.
Total noninterest income decreased $27 million, or 16%, from $169 million during the prior year quarter. Noninterest income accounted for 21% and 24% of net revenue during the first quarter of 2022 and 2021, respectively. The following schedule presents a comparison of the major components of noninterest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
NONINTEREST INCOME

	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2022	2021

Commercial account fees	$41	$32	$9	28%
Card fees	25	21	4	19
Retail and business banking fees	20	17	3	18
Loan-related fees and income	22	25	(3)	(12)
Capital markets and foreign exchange fees	15	15	—	—
Wealth management fees	14	12	2	17
Other customer-related fees	14	11	3	27
Customer-related noninterest income	151	133	18	14
Fair value and nonhedge derivative income	6	18	(12)	(67)
Dividends and other income	2	7	(5)	(71)
Securities gains (losses), net	(17)	11	(28)	NM
Noncustomer-related noninterest income	(9)	36	(45)	NM
Total noninterest income	$142	$169	$(27)	(16)%
Customer-related
Total customer-related noninterest income increased $18 million, or 14%, mainly due to increased card, retail and business banking, and wealth management activity, partially offset by a decrease in loan-related fees and income. Results for the first quarter of 2022 benefited from a one-time adjustment of approximately $6 million in commercial account fees.
Retail and business banking fees include overdraft and non-sufficient funds fees. Beginning in the third quarter of 2022, we expect to reduce the rate and frequency with which such fees are assessed, specifically to consumer accounts. Relative to current activity levels, we expect this will reduce our customer-related noninterest income by approximately $5 million per quarter.
Noncustomer-related
Total noncustomer-related noninterest income decreased $45 million, relative to the prior year quarter. Net securities gains and losses decreased $28 million, due to $17 million of negative mark-to-market adjustments primarily related to our SBIC investment in Recursion Pharmaceuticals, Inc., and an $11 million gain on the sale of Farmer Mac Class C stock recognized during the prior year period.
Fair value and nonhedge derivative income decreased $12 million from the prior year period. We recognized a $6 million gain during the quarter related to a credit valuation adjustment (“CVA”) on client-related interest rate swaps, compared with an $18 million CVA gain in the prior year period. The CVA may fluctuate from period-to-period based on the credit quality of our clients and changes in interest rates, which impacts the value of, and our credit exposure to, the client-related interest rate swaps.
Noninterest Expense
During the first quarter of 2022, we made certain financial reporting reclassifications to noninterest expense in our Consolidated Statements of Income, primarily to improve the presentation and disclosure of certain expenses related to our ongoing technology initiatives and investments and to provide a more relevant presentation of our business and operations. Other expense line items were also impacted by these reclassifications, which were adopted retrospectively to January 1, 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The following schedule presents a comparison of the major components of noninterest expense.
NONINTEREST EXPENSE

	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2022	2021

Salaries and employee benefits	$312	$288	$24	8%
Technology, telecom, and information processing	52	49	3	6
Occupancy and equipment, net	38	39	(1)	(3)
Professional and legal services	14	21	(7)	(33)
Marketing and business development	8	7	1	14
Deposit insurance and regulatory expense	10	10	—	—
Credit-related expense	7	6	1	17
Other real estate expense, net	1	—	1	NM
Other	22	15	7	47
Total noninterest expense	$464	$435	$29	7%
Adjusted noninterest expense [1]	$464	$440	$24	5%
1 For information on non-GAAP financial measures, see “GAAP to Non-GAAP Reconciliations” on page 4.
Total noninterest expense increased $29 million, or 7%, relative to the prior year quarter. Salaries and benefits expense increased $24 million, or 8%, due to (1) the impact of inflationary and competitive labor market pressures on wages, (2) increases in commissions, (3) increases in incentive compensation accruals arising from improvements in anticipated full-year profitability, and (4) declines in deferred salaries primarily associated with PPP loans originated in the prior year period.
Other noninterest expense increased $7 million, or 47%, primarily due to lower expenses in the prior year period, which benefited from a $5 million valuation adjustment related to the termination of our defined benefit pension plan. Professional and legal services expense decreased $7 million, or 33%, due to third-party assistance associated with PPP loan forgiveness as well as various technology-related and other outsourced services incurred in the prior year period.
Adjusted noninterest expense increased $24 million, or 5%, to $464 million, compared with $440 million for the prior year period, driven primarily by the increase in salaries and benefits expense described previously. The efficiency ratio was 65.8%, compared with 63.5%. Given the seasonality associated with employee benefits, the efficiency ratio is generally elevated in the first quarter of the year. This effect was more pronounced in the first quarter of 2022 due to the aforementioned increases in incentive compensation accruals arising from improvements in anticipated full-year profitability. For information on non-GAAP financial measures, including differences between noninterest expense and adjusted noninterest expense, see page 4.
Income Taxes
The following schedule summarizes the income tax expense and effective tax rates for the periods presented:
INCOME TAXES

	Three Months Ended March 31,
(Dollar amounts in millions)	2022	2021

Income before income taxes	$255	$411
Income tax expense	52	89
Effective tax rate	20.4%	21.7%
See Note 12 of the Notes to Consolidated Financial Statements for more information about the factors that influenced the income tax rates as well as information about deferred income tax assets and liabilities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Preferred Stock Dividends
Preferred stock dividends totaled $8 million for both the first quarter of 2022 and 2021.
Technology Spend
As the banking industry continues to move toward information technology-based products and services, we recognize there are disparate ways of discussing expenditures associated with technology-related investments and operations. We generally describe these expenditures as total technology spend, which includes current period expenses reported on our consolidated statement of income, and capitalized investments, net of related amortization and depreciation, reported on our consolidated balance sheet. We believe these disclosures provide more relevant presentation and discussion regarding our technology-related investments and operations.
The following schedule provides information related to our technology spend:
TECHNOLOGY SPEND

	Three Months Ended March 31,
(In millions)	2022	2021

Technology, telecom, and information processing expense	$52	$49
Other technology-related expenses	49	44
Technology investments	22	28
Less: related amortization and depreciation	(14)	(13)
Total technology spend	$109	$108
Total technology spend represents expenditures for technology systems and infrastructure and is reported as a combination of the following:
•Technology, telecom, and information processing expense — includes expenses related to application software licensing and maintenance, related amortization, telecommunications, and data processing;
•Other technology-related expenses — includes related noncapitalized salaries and employee benefits, occupancy and equipment, and professional and legal services; and
•Technology investments — includes capitalized technology infrastructure equipment, hardware, and purchased or internally developed software, less related amortization or depreciation.
BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are assets that have associated interest rates or yields, and generally consist of money market investments, securities, loans, and leases. We strive to maintain a high level of interest-earning assets relative to total assets. For more information regarding the average balances, associated revenue generated, and the respective yields of our interest-earning assets, see the Consolidated Average Balance Sheet on page 11.
Investment Securities Portfolio
We invest in securities to generate interest income and to actively manage liquidity, interest rate, and credit risk. Refer to the “Liquidity Risk Management” section on page 31 for additional information about how we manage our liquidity risk. See Note 3 and Note 5 of the Notes to Consolidated Financial Statements for more information on fair value measurements and the accounting for our investment securities portfolio.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The following schedule presents the components of our investment securities portfolio.
INVESTMENT SECURITIES PORTFOLIO

	March 31, 2022			December 31, 2021
(In millions)	Par value	Amortized cost	Estimated fair value	Par value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$438	$439	$414	$441	$441	$443
Available-for-sale
U.S. Treasury securities	555	557	503	155	155	134
U.S. Government agencies and corporations:
Agency securities	802	802	792	833	833	845
Agency guaranteed mortgage-backed securities	23,441	23,626	22,082	20,340	20,549	20,387
Small Business Administration loan-backed securities	884	950	925	867	938	912
Municipal securities	1,645	1,828	1,768	1,489	1,652	1,694
Other debt securities	75	75	75	75	75	76
Total available-for-sale	27,402	27,838	26,145	23,759	24,202	24,048
Total HTM and AFS investment securities	$27,840	$28,277	$26,559	$24,200	$24,643	$24,491
The amortized cost of total held-to-maturity (“HTM”) and AFS investment securities increased $3.6 billion, or 15%, from December 31, 2021. Approximately 9% and 11% of the total HTM and AFS investment securities portfolio were floating rate at March 31, 2022 and December 31, 2021, respectively.
The investment securities portfolio includes $437 million of net premium that is distributed across various asset classes. Total premium amortization for our investment securities was $26 million for the first quarter of 2022, compared with $28 million for the same prior year period. Refer to the “Capital Management” section on page 32 and Note 5 of the Notes to Consolidated Financial Statements for more discussion on our investment securities portfolio and related unrealized gains/losses.
At March 31, 2022, based on the GAAP fair value hierarchy, 1.9% and 98.1% of the $26.1 billion AFS securities portfolio was valued at Level 1 and Level 2, respectively, compared with 0.6% and 99.4% at December 31, 2021. None of the AFS securities portfolio was valued at Level 3 for either period. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.
Municipalities
We provide products and services to state and local governments (referred to collectively as “municipalities”), including deposit services, loans, and investment banking services. We also invest in securities issued by municipalities. The following schedule summarizes our exposure to state and local municipalities:
EXPOSURE TO MUNICIPALITIES

(In millions)	March 31, 2022	December 31, 2021

Loans and leases	$3,944	$3,658
Held-to-maturity – municipal securities	439	441
Available-for-sale – municipal securities	1,768	1,694
Trading account – municipal securities	364	355
Unfunded lending commitments	341	280
Total direct exposure to municipalities	$6,856	$6,428

The municipal loan and lease portfolio is primarily secured by general obligations of municipal entities. Other types of collateral also include real estate, revenue pledges, or equipment. Our municipal loans and securities primarily relate to municipalities located within our geographic footprint.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
At March 31, 2022, no municipal loans were on nonaccrual. Municipal securities are internally graded, similar to loans, using risk-grading systems which vary based on the size and type of credit risk exposure. The internal risk grades assigned to our municipal securities follow our definitions of Pass, Special Mention, and Substandard, which are consistent with published definitions of regulatory risk classifications. At March 31, 2022, all municipal securities were graded as Pass. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans and securities.
Loan and Lease Portfolio
At March 31, 2022 and December 31, 2021, the ratio of loans and leases to total assets was 56% and 55%, respectively. The largest loan category was commercial and industrial loans, which constituted 28% and 27% of our total loan portfolio for the same periods. The following schedule presents our loans and leases according to major portfolio segment, specific loan class, and percentage of total loans:
LOAN AND LEASE PORTFOLIO

	March 31, 2022		December 31, 2021
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$14,356	28.0%	$13,867	27.3%
PPP	1,081	2.1	1,855	3.6
Leasing	318	0.6	327	0.6
Owner-occupied	9,026	17.6	8,733	17.2
Municipal	3,944	7.7	3,658	7.2
Total commercial	28,725	56.0	28,440	55.9
Commercial real estate:
Construction and land development	2,769	5.4	2,757	5.4
Term	9,325	18.2	9,441	18.6
Total commercial real estate	12,094	23.6	12,198	24.0
Consumer:
Home equity credit line	3,089	6.0	3,016	5.9
1-4 family residential	6,122	12.0	6,050	11.9
Construction and other consumer real estate	692	1.4	638	1.3
Bankcard and other revolving plans	410	0.8	396	0.8
Other	110	0.2	113	0.2
Total consumer	10,423	20.4	10,213	20.1
Total net loans and leases	$51,242	100.0%	$50,851	100.0%
The loan and lease portfolio increased $391 million from December 31, 2021. Excluding PPP loans, commercial loans increased $1.1 billion, or 4%, driven largely by increases in commercial and industrial loans, owner-occupied loans, and municipal loans of $489 million, $293 million, and $286 million, respectively. Consumer loans increased $210 million, primarily due to increases in home equity credit lines, 1-4 family residential loans, and construction and other consumer real estate loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Other Noninterest-Bearing Investments
Other noninterest-bearing investments are equity investments that are held primarily for capital appreciation, dividends, or for certain regulatory requirements. The following schedule summarizes our related investments:
OTHER NONINTEREST-BEARING INVESTMENTS

(Dollar amounts in millions)	March 31, 2022	December 31, 2021	Amount change	Percent change

Bank-owned life insurance	$538	$537	$1	—%
Federal Home Loan Bank stock	11	11	—	—
Federal Reserve stock	71	81	(10)	(12)
Farmer Mac stock	19	19	—	—
SBIC investments	165	179	(14)	(8)
Other	25	24	1	4
Total other noninterest-bearing investments	$829	$851	$(22)	(3)%
Total other noninterest-bearing investments decreased $22 million, or 3%, during the first three months of 2022, primarily due to a $14 million decrease in the value of our SBIC investments. This decrease was driven largely by $17 million of negative mark-to-market adjustments primarily related to our investment in Recursion Pharmaceuticals, Inc.
Premises, Equipment, and Software
Net premises, equipment, and software increased $27 million, or 2%, from December 31, 2021, primarily due to capitalized costs related to the construction of a new corporate technology center in Midvale, Utah and a new corporate center for Vectra in Denver, Colorado. Both facilities are expected to be completed in mid- to late-2022.
We are also in the final phase of a three-phase project to replace our core loan and deposit banking systems, and are on track to convert our deposit servicing system in 2023. Capitalized costs associated with the core system replacement project generally carry a useful life of ten years, and are summarized in the following schedule.
CAPITALIZED COSTS ASSOCIATED WITH THE CORE SYSTEM REPLACEMENT PROJECT

	March 31, 2022
(In millions)	Phase 1	Phase 2	Phase 3	Total

Total amount of capitalized costs, less accumulated depreciation	$36	$62	$166	$264
Deposits
Deposits are a primary funding source. The following schedule presents our deposits by category and percentage of total deposits:
DEPOSITS

	March 31, 2022		December 31, 2021
(Dollar amounts in millions)	Amount	% of total deposits	Amount	% of total deposits

Noninterest-bearing demand	$41,937	50.9%	$41,053	49.6%
Interest-bearing:
Savings and money market	38,864	47.2	40,114	48.4
Time	1,550	1.9	1,622	2.0
Total deposits	$82,351	100.0%	$82,789	100.0%
Total deposits decreased $0.4 billion, or 1%, from December 31, 2021, primarily due to a $1.3 billion decrease in interest-bearing deposits, partially offset by a $0.9 billion increase in noninterest-bearing deposits. Total deposits included $377 million and $381 million of brokered deposits for March 31, 2022 and December 31, 2021,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
respectively. See “Liquidity Risk Management” on page 31 for additional information on funding and borrowed funds.
Total U.S. time deposits that exceed the current Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 were $526 million and $563 million at March 31, 2022 and December 31, 2021, respectively. The estimated total amount of uninsured deposits, including related interest accrued and unpaid, was $48 billion and $49 billion at March 31, 2022 and December 31, 2021, respectively.
RISK MANAGEMENT
Risk management is an integral part of our operations and is a key determinant of our overall performance. We employ various strategies to reduce the risks to which our operations are exposed, including credit risk, market and interest rate risk, liquidity risk, strategic and business risk, operational risk, technology risk, cyber risk, capital/financial reporting risk, legal/compliance risk (including regulatory risk), and reputational risk. These risks are overseen by the various management committees of which the Enterprise Risk Management Committee is the focal point. For a more comprehensive discussion of these risks, see “Risk Factors” in our 2021 Form 10-K.
Credit Risk Management
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. Credit risk arises primarily from our lending activities, as well as from off-balance sheet credit instruments. For a more comprehensive discussion of our credit risk management, see “Credit Risk Management” in our 2021 Form 10-K.
U.S. Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the SBA, Federal Housing Authority, U.S. Department of Veterans Affairs, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At March 31, 2022, $1.5 billion of related loans were guaranteed, primarily by the SBA, and include $1.1 billion of PPP loans. The following schedule presents the composition of U.S. government agency guaranteed loans.
U.S. GOVERNMENT AGENCY GUARANTEED LOANS

(Dollar amounts in millions)	March 31, 2022	Percent guaranteed	December 31, 2021	Percent guaranteed

Commercial	$1,630	92%	$2,410	95%
Commercial real estate	22	73	22	73
Consumer	4	100	5	100
Total loans	$1,656	92%	$2,437	94%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Commercial Lending
The following schedule provides information regarding lending exposures to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP 1

	March 31, 2022		December 31, 2021
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Retail trade	$2,604	9.1%	$2,412	8.5%
Real estate, rental and leasing	2,550	8.9	2,536	8.9
Finance and insurance	2,407	8.4	2,303	8.1
Manufacturing	2,369	8.2	2,374	8.3
Healthcare and social assistance	2,362	8.2	2,349	8.2
Public Administration	2,203	7.7	1,959	6.9
Wholesale trade	1,777	6.2	1,701	6.0
Utilities [2]	1,462	5.1	1,446	5.1
Construction	1,404	4.9	1,456	5.1
Hospitality and food services	1,262	4.4	1,353	4.8
Transportation and warehousing	1,229	4.3	1,273	4.5
Other Services (except Public Administration)	1,190	4.1	1,213	4.2
Educational services	1,155	4.0	1,163	4.1
Mining, quarrying, and oil and gas extraction	1,141	4.0	1,185	4.2
Professional, scientific, and technical services	1,059	3.7	1,084	3.8
Other [3]	2,551	8.8	2,633	9.3
Total	$28,725	100.0%	$28,440	100.0%
1 Industry groups are determined by North American Industry Classification System (NAICS) codes.
2 Includes primarily utilities, power, and renewable energy.
3 No other industry group exceeds 2.6%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Commercial Real Estate Loans
The following schedule presents credit quality information for our commercial real estate (“CRE”) loan portfolio segmented by real estate category and collateral location.
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)		Collateral Location
Loan type	As of date	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	3/31/2022	$1,109	$3,069	$479	$675	$1,601	$1,544	$492	$356	$9,325	77.1%
% of loan type		11.9%	32.9%	5.1%	7.2%	17.2%	16.6%	5.3%	3.8%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2022	—%	—%	—%	—%	—%	—%	—%	—%	—%
	12/31/2021	—%	0.2%	0.2%	—%	—%	0.1%	—%	—%	0.1%
≥ 90 days	3/31/2022	—%	—%	—%	—%	0.2%	—%	—%	0.3%	—%
	12/31/2021	—%	0.1%	—%	—%	0.2%	—%	—%	—%	0.1%
Accruing loans past due 90 days or more	3/31/2022	$—	$—	$—	$—	$—	$—	$—	$1	$1
	12/31/2021	—	—	—	—	—	—	—	—	—
Nonaccrual loans	3/31/2022	$—	$4	$—	$—	$16	$—	$—	$—	$20
	12/31/2021	—	3	—	—	17	—	—	—	20
Commercial construction and land development
Balance outstanding	3/31/2022	$224	$456	$108	$119	$463	$518	$174	$42	$2,104	17.4%
% of loan type		10.7%	21.7%	5.2%	5.7%	21.9%	24.6%	8.3%	1.9%	100.0%
Delinquency rates [2]:
30-89 days	3/31/2022	—%	0.2%	—%	—%	—%	—%	—%	—%	—%
	12/31/2021	—%	—%	—%	—%	—%	—%	13.2%	—%	0.9%
Residential construction and land development [3]
Balance outstanding	3/31/2022	$55	$146	$34	$3	$199	$181	$9	$38	$665	5.5%
% of loan type		8.3%	21.9%	5.2%	0.4%	30.0%	27.2%	1.3%	5.7%	100.0%

Total construction and land development	3/31/2022	$279	$602	$142	$122	$662	$699	$183	$80	$2,769
Total commercial real estate	3/31/2022	$1,388	$3,671	$621	$797	$2,263	$2,243	$675	$436	$12,094	100.0%
1 No other geography exceeds $62 million for all three loan types.
2 Delinquency rates include nonaccrual loans.
3At March 31, 2022 and December 31, 2021, there was no meaningful delinquency or nonaccrual activity for residential construction and land development loans.
At March 31, 2022, our CRE construction and land development and term loan portfolios represented approximately 24% of the total loan portfolio. The majority of our CRE loans are secured by real estate, which is primarily located within our geographic footprint. Approximately 21% of the CRE loan portfolio matures in the next 12 months. Construction and land development loans generally mature in 18 to 36 months and contain full or partial recourse guarantee structures with one- to five-year extension options or roll-to-perm options that often result in term debt. Term CRE loans generally mature within a three- to seven-year period and consist of full, partial, and non-recourse guarantee structures. Typical term CRE loan structures include annually tested operating covenants that require loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value tests.
Approximately $176 million, or 6%, of the commercial construction and land development portfolio at March 31, 2022 consists of acquisition and development loans. Most of these land acquisition and development loans are secured by specific retail, apartment, office, or other projects. For a more comprehensive discussion of CRE loans, see the “Commercial Real Estate Loans” section in our 2021 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
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
We also originate home equity credit lines (“HECL”). At March 31, 2022 and December 31, 2021, our HECL portfolio totaled $3.1 billion and $3.0 billion, respectively. The following schedule presents the composition of our HECL portfolio by lien status.
HECL PORTFOLIO BY LIEN STATUS

(In millions)	March 31, 2022	December 31, 2021

Secured by first liens	$1,497	$1,503
Secured by second (or junior) liens	1,592	1,513
Total	$3,089	$3,016
At March 31, 2022, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value (“CLTV”) ratios above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores.
Approximately 91% of our HECL portfolio is still in the draw period, and approximately 18% of those loans are scheduled to begin amortizing within the next five years. We believe the risk of loss and borrower default in the event of a loan becoming fully amortizing and the effect of significant interest rate changes is minimal. The ratio of HECL net charge-offs for the trailing twelve months to average balances at March 31, 2022 and December 31, 2021 was 0.00% and (0.01)%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of the HECL portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned (“OREO”) decreased to 0.49% at March 31, 2022, compared with 0.53% at December 31, 2021.
Total nonaccrual loans at March 31, 2022 decreased to $252 million from $271 million at December 31, 2021, reflecting credit quality improvements across most of our loan portfolios.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The following schedule presents our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	March 31, 2022	December 31, 2021

Nonaccrual loans [1]	$252	$271
Other real estate owned [2]	—	1
Total nonperforming assets	$252	$272
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned [2]	0.49%	0.53%
Accruing loans past due 90 days or more	$3	$8
Ratio of accruing loans past due 90 days or more to loans and leases [1]	0.01%	0.02%
Nonaccrual loans and accruing loans past due 90 days or more	$255	$279
Ratio of nonperforming assets[1] and accruing loans past due 90 days or more to loans and leases[1] and other real estate owned [2]	0.50%	0.55%
Accruing loans past due 30-89 days [3]	$93	$70
Nonaccrual loans[1] current as to principal and interest payments	70.2%	67.2%
1 Includes loans held for sale.
2 Does not include banking premises held for sale.
3 Includes $26 million and $35 million of PPP loans at March 31, 2022 and December 31, 2021, respectively, which we expect will be paid in full by either the borrower or the SBA.
Troubled Debt Restructured Loans
Loans may be modified in the normal course of business for competitive reasons or to strengthen our collateral position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which we have granted a concession that we would not otherwise consider, are classified as troubled debt restructurings (“TDRs”). TDRs totaled $316 million at March 31, 2022, compared with $326 million at December 31, 2021. Modifications that qualified for applicable accounting and regulatory exemption for borrowers experiencing financial difficulties exclusively related to the COVID-19 pandemic were not classified and reported as TDRs.
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
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	March 31, 2022	December 31, 2021

Restructured loans – accruing	$216	$221
Restructured loans – nonaccruing	100	105
Total	$316	$326
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is on accrual, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended March 31,
(In millions)	2022	2021

Balance at beginning of period	$326	$311
New identified TDRs and principal increases	12	120
Payments and payoffs	(20)	(14)
Charge-offs	(1)	(2)
No longer reported as TDRs	—	—
Sales and other	(1)	(1)
Balance at end of period	$316	$414
Allowance for Credit Losses
The ACL includes the ALLL and the RULC. The ACL represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. To determine the adequacy of the allowance, our loan and lease portfolio is segmented based on loan type.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The following schedule shows the changes in the ACL and a summary of credit loss experience:
SUMMARY OF CREDIT LOSS EXPERIENCE

(Dollar amounts in millions)	Three Months Ended March 31, 2022	Twelve Months Ended December 31, 2021	Three Months Ended March 31, 2021

Loans and leases outstanding	$51,242	$50,851	$53,472
Average loans and leases outstanding:
Commercial - excluding PPP loans	27,037	25,014	24,732
Commercial - PPP loans	1,459	4,566	6,135
Commercial real estate	12,171	12,136	12,133
Consumer	10,266	10,267	10,665
Total average loans and leases outstanding	$50,933	$51,983	$53,665
Allowance for loan and lease losses:
Balance at beginning of period	$513	$777	$777
Provision for loan losses	(29)	(258)	(123)
Charge-offs:
Commercial	13	35	18
Commercial real estate	—	—	—
Consumer	4	13	3
Total	17	48	21
Recoveries:
Commercial	8	29	10
Commercial real estate	—	3	—
Consumer	3	10	3
Total	11	42	13
Net loan and lease charge-offs	6	6	8
Balance at end of period	$478	$513	$646
Reserve for unfunded lending commitments:
Balance at beginning of period	$40	$58	$58
Provision for unfunded lending commitments	(4)	(18)	(9)
Balance at end of period	$36	$40	$49
Total allowance for credit losses:
Allowance for loan and lease losses	$478	$513	$646
Reserve for unfunded lending commitments	36	40	49
Total allowance for credit losses	$514	$553	$695

Ratio of allowance for credit losses to net loans and leases, at period end [1]	1.00%	1.09%	1.30%
Ratio of allowance for credit losses to nonaccrual loans, at period end	204%	204%	215%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	202%	198%	209%
Ratio of total net charge-offs to average loans and leases [2,3]	0.05%	0.01%	0.06%
Ratio of commercial net charge-offs to average commercial loans [3]	0.07%	0.02%	0.10%
Ratio of commercial real estate net charge-offs to average commercial real estate loans [3]	—%	(0.02)%	—%
Ratio of consumer net charge-offs to average consumer loans [3]	0.04%	0.03%	—%
1 The ratio of allowance for credit losses to net loans and leases (excluding PPP loans) was 1.02% at March 31, 2022, 1.13% at December 31, 2021, and 1.48% at March 31, 2021.
2 The annualized ratio of net charge-offs to average loans and leases (excluding PPP loans) was 0.05% at March 31, 2022, 0.01% at December 31, 2021, and 0.07% at March 31, 2021.
3 Ratios are annualized for the periods presented except for the period representing the full twelve months.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The total ACL decreased to $514 million during the first three months of 2022, primarily due to improvements in economic forecasts and overall credit quality, partially offset by economic uncertainty caused by inflation, supply chain disruptions, and the conflict in Eastern Europe.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit, and decreased $4 million during the first quarter of 2022. The reserve is separately recorded on the consolidated balance sheet in “Other liabilities,” and any related increases or decreases in the reserve are recorded on the consolidated income statement in “Provision for unfunded lending commitments.”
See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the ACL and credit trends experienced in each portfolio segment.
Interest Rate and Market Risk Management
Interest rate risk is the potential for reduced net interest income and other rate-sensitive income resulting from adverse changes in the level of interest rates. Market risk is the potential for loss arising from adverse changes in the fair value of fixed-income securities, equity securities, other earning assets, and derivative financial instruments as a result of changes in interest rates or other factors. As a financial institution that engages in transactions involving various financial products, we are exposed to both interest rate risk and market risk. For a more comprehensive discussion of our interest rate and market risk management, see “Interest Rate and Market Risk Management” in our 2021 Form 10-K.
Interest Rate Risk
Average total deposits increased $10.2 billion, or 14%, from March 31, 2021, and a significant portion of the deposits were invested in fixed-rate AFS securities, resulting in decreased asset sensitivity to rising rates. The lower asset sensitivity to rising rates is dependent upon the assumptions we used for deposit runoff and repricing behavior, which is more uncertain given the higher level of new deposits. We are less asset-sensitive to declining rates than rising rates due to the limited amount that the spread between the cost of deposits and the yield on money market investments could compress.
The following schedule presents derivatives utilized in our asset-liability management activities that are designated in qualifying hedging relationships at March 31, 2022. Included are the average outstanding derivative notional amounts for each period presented and the weighted average fixed-rate paid or received for each category of cash flow and fair value hedge. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the impact of these hedging relationships on interest income and expense.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
DERIVATIVES DESIGNATED IN QUALIFYING HEDGING RELATIONSHIPS

	2022			2023				2024	2Q24 - 1Q25	2Q25 - 1Q26
(Dollar amounts in millions)	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Cash flow hedges
Cash flow asset hedges [1]
Average outstanding notional	$3,378	$4,183	$4,916	$4,850	$4,683	$4,383	$4,383	$4,250	$3,604	$2,150
Weighted-average fixed-rate received	1.33%	1.30%	1.31%	1.31%	1.29%	1.18%	1.18%	1.14%	1.08%	1.14%
	2022 [4]	2023	2024	2025	2026	2027	2028	2029	2030	2031
Fair value hedges
Fair value debt hedges [2]
Average outstanding notional	$500	$500	$500	$500	$500	$500	$500	$500	$—	$—
Weighted-average fixed-rate received	1.70%	1.70%	1.70%	1.70%	1.70%	1.70%	1.70%	1.70%	—%	—%
Fair value asset hedges [3]
Average outstanding notional	$590	$589	$863	$978	$985	$983	$981	$978	$976	$972
Weighted-average fixed-rate paid	1.32%	1.32%	1.50%	1.56%	1.57%	1.57%	1.57%	1.57%	1.57%	1.57%
1 Cash flow hedges consist of receive-fixed swaps hedging pools of floating-rate loans. Increases in the average outstanding notional are due to forward-starting interest rate swaps.
2 Fair value debt hedges consist of receive-fixed swaps hedging fixed-rate debt. The $500 million fair value debt hedge matures at the end of July 2029.
3 Fair value assets hedges consist of pay-fixed swaps hedging AFS fixed-rate securities. Increases in average outstanding notional are due to forward-starting interest rate swaps.
4 Represents the remaining three quarters of 2022.
Under most rising interest rate environments, we expect some customers to move balances from demand deposits to interest-bearing accounts such as money market, savings, or certificates of deposit. Our models are particularly sensitive to the assumption about the rate of such migration.
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
The migration and correlation assumptions previously discussed result in deposit durations presented in the following schedule:
DEPOSIT ASSUMPTIONS

	March 31, 2022
Product	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	2.8%	2.9%
Money market	1.8%	1.8%
Savings and interest-on-checking	2.6%	2.4%
With interest rates forecast to rise more, the effective duration of deposits has shortened due to higher expected runoff and/or migration to more rate-sensitive deposit products.
Incorporating the assumptions previously discussed, the following schedule presents earnings at risk (“EaR”), or percentage change in net interest income, and our estimated percentage change in economic value of equity

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
(“EVE”); both EaR and EVE are based on a static balance sheet size under parallel interest rate changes ranging from -100 bps to +300 bps.
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME AND CHANGE IN ECONOMIC VALUE OF EQUITY

	March 31, 2022					December 31, 2021
	Parallel shift in rates (in bps)[1]					Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300	-100	0	+100	+200	+300

Earnings at Risk (EaR)	(4.8)%	—%	7.9%	15.9%	23.7%	(5.2)%	—%	11.2%	22.7%	33.6%
Economic Value of Equity (EVE)	8.7%	—%	(3.4)%	(5.5)%	(7.0)%	20.9%	—%	0.8%	(0.5)%	(1.2)%
1 Assumes rates cannot go below zero in the negative rate shift.
For interest-bearing deposits with indeterminate maturity, the weighted average modeled beta is 26%. If the weighted average deposit beta were to increase to 37%, the EaR in the +100 bps rate shock would change from 7.9% to 6.0%.
The asset sensitivity, as measured by EaR, decreased during the first quarter of 2022, primarily due to (1) an increase in fixed-rate investment securities and receive-fixed interest rate swaps, (2) model tuning, and (3) a higher level of “base-case” net interest income, which reduced the percentage change for the same modeled dollar change in net interest income.
Our base-case net interest income simulation for the first quarter of 2023 indicates a 15% increase in net interest income, compared with the results for the first quarter of 2022 (ex-PPP). This base-case simulation assumes a static balance sheet and an unchanged interest rate curve at March 31, 2022. The modeled increase is notably larger than it was at December 31, 2021, primarily due to active balance sheet management during the first quarter of 2022, as well as a steeper yield curve at March 31, 2022, when compared with December 31, 2021.
We disclose asset sensitivity to parallel rate shocks, but interest rates rarely change in a parallel fashion. During the first quarter of 2022, medium- to long-term rates moved significantly, whereas short-term rate movements were muted. Net interest income in the base-case simulation benefited from longer-term rate increases, and if short-term rates increase as implied by forward rates, we anticipate corresponding increases in net interest income from the base case.
As described previously, the EaR analysis focuses on parallel rate shocks across the term structure of benchmark interest rates. In a non-parallel rate scenario where the overnight rate increases 200 bps, but the ten-year rate increases only 30 bps, the increase in EaR is modeled to be approximately two-thirds of the change associated with the parallel +200 bps rate change.
In the -100 bps rate shock, our models indicate that EVE would increase because we cap the value of our indeterminate deposits at their par value, or equivalently, we assume no premium would be required to dispose of these liabilities because depositors could be repaid at par. Since our assets increase in value as rates fall, and the majority of our liabilities are indeterminate deposits, EVE would increase disproportionately.
Our focus on business banking also plays a significant role in determining the nature of our asset-liability management posture. At March 31, 2022, $23 billion of our commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans, approximately 99% are tied to either the prime rate, London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), or American Interbank Offered Rate (“AMERIBOR”). For these variable-rate loans, we have executed $3.3 billion of cash flow hedges by receiving fixed rates on interest rate swaps. Additionally, asset sensitivity is reduced due to $5 billion of variable-rate commercial and CRE loans being priced at floored rates at March 31, 2022, which were above the “index plus spread” rate by an average of 42 bps. At March 31, 2022, we also had $3 billion of variable-rate consumer loans scheduled to reprice in the next six months, and approximately $1 billion were priced at floored

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
rates, which were above the “index plus spread” rate by an average of 29 bps. See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
LIBOR Exposure
LIBOR is being phased out globally, and U.S. banking regulators instructed banks to cease entering into new lending arrangements using LIBOR no later than December 31, 2021, and migrate to alternative reference rates no later than June 2023. To facilitate the transition process, we instituted an enterprise-wide program to identify, assess, and monitor risks associated with the expected discontinuance or unavailability of LIBOR, which includes active engagement with industry working groups and regulators. This program also includes active involvement of senior management with regular engagement from the Enterprise Risk Management Committee, and seeks to minimize client and internal business operational impacts, while providing reporting transparency, consistency, and a central governance model that aligns with accounting and regulatory guidance.
We have implemented processes, procedures, and systems to ensure contract risk is sufficiently mitigated. New originations, and any modifications or renewals of LIBOR-based contracts, contain fallback language to facilitate transition to an alternative reference rate. For our contracts that referenced LIBOR and had a duration beyond December 31, 2021, all fallback provisions and variations were identified and classified based upon those provisions. By the end of 2021, we had discontinued substantially all new originations referencing LIBOR.
We have a significant number of assets and liabilities that reference LIBOR. At March 31, 2022, we had approximately $30 billion in loans (mainly commercial loans), unfunded lending commitments, and securities referencing LIBOR. The amount of borrowed funds referencing LIBOR at March 31, 2022 was less than $1 billion. These amounts exclude derivative assets and liabilities on the consolidated balance sheet. At March 31, 2022, the notional amount of our LIBOR-referenced interest rate derivative contracts was more than $13 billion, of which more than $12 billion related to contracts with central counterparty clearinghouses.
The adoption of alternative reference rates continues to evolve in the marketplace. We are positioned to support our customers’ needs by accommodating multiple alternative reference rates, including the Constant Maturity Treasury rate (“CMT”), the Federal Home Loan Bank (“FHLB”) rate, AMERIBOR, SOFR, and the Bloomberg Short Term Bank Yield Index (“BSBY”). During the first quarter of 2022, we began to prompt our customers to either voluntarily modify their contracts and migrate to a reference rate other than LIBOR no later than June 2023, or be subject to the fallback provisions in their contracts. Voluntary modifications are expected to qualify for the available Tax Safe-Harbor provisions as allowed by Internal Revenue Service (“IRS”) guidance.
We expect that customers who voluntarily migrate to an alternative reference rate will do so by the end of this year, and we expect the remaining customers to move to an alternative rate index in accordance with the relevant fallback provisions in their contracts prior to June 2023. For more information on the transition from LIBOR, see Risk Factors in our 2021 Form 10-K.
Market Risk – Fixed Income
We underwrite municipal and corporate securities. We also trade municipal, agency, and treasury securities. This underwriting and trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed-income securities.
At March 31, 2022, we had $382 million of trading assets and $101 million of securities sold, not yet purchased, compared with $372 million and $254 million at December 31, 2021, respectively.
We are exposed to market risk through changes in fair value. This includes market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (“AOCI”) for each financial reporting period. During the first quarter of 2022, the after-tax change in AOCI attributable to AFS securities decreased by $1.1 billion, due largely to changes in the interest rate environment, compared with a $164 million decrease in the prior year period.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Market Risk – Equity Investments
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds as a strategy to provide beneficial financing, growth, and expansion opportunities to diverse businesses generally in communities within our geographic footprint. Our equity exposure to these investments was $165 million and $179 million at March 31, 2022 and December 31, 2021, respectively. On occasion, some of the companies within our SBIC investment may issue an initial public offering (“IPO”). In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce additional market risk. See Note 3 of our 2021 Form 10-K for additional information regarding the valuation of our SBIC investments.
Liquidity Risk Management
Overview
Liquidity refers to our ability to meet our cash, contractual, and collateral obligations, and to manage both expected and unexpected cash flows without adversely impacting our operations or financial strength. Sources of liquidity include deposits, borrowings, equity, and unencumbered assets, such as marketable loans and investment securities. For a more comprehensive discussion of our liquidity risk management, see “Liquidity Risk Management” in our 2021 Form 10-K.
Strong deposit growth over the past year has contributed to a solid overall liquidity position. At March 31, 2022, our investment securities portfolio of $27.0 billion and cash and money market investments of $8.1 billion, collectively comprised 39% of total assets, compared with $24.9 billion of investment securities, and $13.0 billion of cash and money market investments, collectively comprising 41% of total assets at December 31, 2021. Given our investment securities portfolio is predominantly comprised of securities for which a strong repurchase market exists, we believe we can readily convert securities to cash to support loan growth through repurchase agreements rather than sales.
Liquidity Management Actions
During the first quarter of 2022, the primary sources of cash came from a significant decrease in money market investments, and net cash provided by operating activities. Uses of cash during the quarter included primarily an increase in investment securities, redemption of long-term debt, and a decrease in short-term borrowings. Cash payments for interest, reflected in operating expenses, were $11 million and $22 million for the first three months of 2022 and 2021, respectively.
Total deposits were $82.4 billion at March 31, 2022, compared with $82.8 billion at December 31, 2021. The decrease in deposits was primarily due to a $1.3 billion decrease in savings and money market deposits, partially offset by a $0.9 billion increase in noninterest-bearing demand deposits. Our core deposits, consisting of noninterest-bearing demand deposits, savings and money market deposits, and time deposits under $250,000, were $81.5 billion at March 31, 2022, compared with $81.9 billion at December 31, 2021. At March 31, 2022, our loan to total deposit ratio remained relatively stable at 62%, compared with 61% at December 31, 2021.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Our credit ratings are presented in the following schedule:

CREDIT RATINGS
as of April 30, 2022:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

Kroll	Positive	A-	BBB+	K2
S&P	Stable	BBB+	BBB	NR
Fitch	Stable	BBB+	BBB	F1
Moody's	Stable	Baa1	NR	NR
The FHLB system and Federal Reserve Banks have been, and continue to be, a significant source of back-up liquidity and funding. We are a member of the FHLB of Des Moines, which allows member banks to borrow against their eligible loans and securities to satisfy liquidity and funding requirements. We are required to invest in FHLB and Federal Reserve stock to maintain our borrowing capacity. At March 31, 2022, our total investment in FHLB and Federal Reserve stock was $11 million and $71 million, respectively, compared with $11 million and $81 million at December 31, 2021.
The amount available for additional FHLB and Federal Reserve borrowings was $18.6 billion at March 31, 2022, compared with $18.3 billion at December 31, 2021. Loans with a carrying value of approximately $26.8 billion at both March 31, 2022 and December 31, 2021, were pledged at the FHLB and the Federal Reserve as collateral for potential borrowings. At both March 31, 2022 and December 31, 2021, we had no FHLB or Federal Reserve borrowings outstanding.
Our AFS investment securities are primarily held as a source of contingent liquidity. We target securities that can be easily turned into cash through repurchase agreements or sales, and whose liquidity value remains relatively stable during market disruptions. We manage our short-term funding needs through secured borrowing with the securities pledged as collateral. During the first quarter of 2022, our AFS securities balances increased $2.1 billion.
Total borrowed funds decreased $588 million during the first quarter of 2022, primarily due to the redemption of $290 million of the 4-year, 3.35% senior notes. The decrease in overall borrowed funds continues to reflect strong deposit growth.
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
Capital Management
Overview
A strong capital position is vital to the achievement of our key corporate objectives, our continued profitability, and to promoting depositor and investor confidence. Our capital management objectives include: (1) consistently improving risk-adjusted returns on our shareholders' capital and appropriately managing capital distributions, (2) maintaining sufficient capital to support the current needs and growth of our businesses, and (3) fulfilling responsibilities to depositors and bondholders.
We continue to utilize stress testing as an important mechanism to inform our decisions on the appropriate level of capital, based upon actual and hypothetically stressed economic conditions, which are comparable in severity to the scenarios published by the Federal Reserve Board (“FRB”). The timing and amount of capital actions are subject to various factors, including our financial performance, business needs, prevailing and anticipated economic conditions, and the results of our internal stress testing, as well as Board and Office of the Comptroller of the Currency (“OCC”) approval. Shares may be repurchased occasionally in the open market or through privately

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
negotiated transactions. For a more comprehensive discussion of our capital risk management, see “Capital Management” in our 2021 Form 10-K.
SHAREHOLDERS' EQUITY

(In millions, except share data)	March 31, 2022	December 31, 2021	Amount change	Percent change
Shareholders’ equity:
Preferred stock	$440	$440	$—	—%
Common stock and additional paid-in capital	1,889	1,928	(39)	(2)
Retained earnings	5,311	5,175	136	3
Accumulated other comprehensive income (loss)	(1,346)	(80)	(1,266)	NM
Total shareholders' equity	$6,294	$7,463	$(1,169)	(16)%
Total shareholders’ equity decreased $1.2 billion, or 16%, to $6.3 billion at March 31, 2022, compared with $7.5 billion at December 31, 2021. Common stock and additional paid-in capital decreased $39 million, primarily due to common stock repurchases.
AOCI decreased to a loss of $1.3 billion, primarily due to decreases in the fair value of fixed-rate AFS securities as a result of changes in interest rates. These unrealized losses will not be recognized unless we sell the securities. We have not initiated any sales of AFS securities, nor do we currently intend to sell any identified securities with unrealized losses. Additionally, changes in AOCI do not impact our regulatory capital ratios. Refer to Note 5 of the Notes to Consolidated Financial Statements for more discussion on our investment securities portfolio and their unrealized gains/losses.
Weighted average diluted shares outstanding decreased 12.2 million from the same prior year period, primarily due to common stock repurchases. During the first quarter of 2022, we repurchased 0.8 million common shares outstanding for $50 million. In April 2022, the Board approved a plan to repurchase up to $50 million of common shares outstanding during the second quarter of 2022.
CAPITAL DISTRIBUTIONS

(In millions, except share data)	March 31, 2022	March 31, 2021
Capital distributions:
Preferred dividends paid	$8	$8
Bank preferred stock redeemed	—	—
Total capital distributed to preferred shareholders	8	8
Common dividends paid	58	56
Bank common stock repurchased [1]	51	50
Total capital distributed to common shareholders	109	106
Total capital distributed to preferred and common shareholders	$117	$114
Weighted average diluted common shares outstanding (in thousands)	151,687	163,887
Common shares outstanding, at period end (in thousands)	151,348	163,800
1 Includes amounts related to the common shares acquired from our publicly announced plans and those acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options.
Under the OCC’s “Earnings Limitation Rule,” our dividend payments are restricted to an amount equal to the sum of the total of (1) our net income for that year, and (2) retained earnings for the preceding two years, unless the OCC approves the declaration and payment of dividends in excess of such amount. At March 31, 2022, we had $1.3 billion of retained net profits available for distribution.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
We paid common dividends of $58 million, or $0.38 per share, during the first quarter of 2022. In April 2022, the Board declared a regular quarterly dividend of $0.38 per common share, payable on May 26, 2022, to shareholders of record on May 19, 2022. We also paid dividends on preferred stock of $8 million during the first quarter of 2022. See Note 9 for additional information about our capital management actions.
Basel III
We are subject to Basel III capital requirements to maintain adequate levels of capital as measured by several regulatory capital ratios. At March 31, 2022, we met all capital adequacy requirements under the Basel III capital rules. Based on our internal stress testing and other assessments of capital adequacy, we believe we hold capital sufficiently in excess of internal and regulatory requirements for well-capitalized banks. The following schedule presents our capital and other performance ratios.
CAPITAL RATIOS

	March 31, 2022	December 31, 2021	March 31, 2021

Tangible common equity ratio [1]	5.4%	6.5%	7.6%
Tangible equity ratio [1]	5.9	7.0	8.2
Average equity to average assets (three months ended)	7.8	8.3	9.5
Basel III risk-based capital ratios:
Common equity tier 1 capital	10.0	10.2	11.2
Tier 1 leverage	7.3	7.2	8.3
Tier 1 risk-based	10.8	10.9	12.2
Total risk-based	12.5	12.8	14.5
Return on average common equity (three months ended)	11.8	11.5	17.4
Return on average tangible common equity (three months ended) [1]	13.9	13.4	20.2
1 See “GAAP to Non-GAAP Reconciliations” on page 4 for more information regarding these ratios.
Our regulatory tier 1 risk-based capital and total risk-based capital was $6.6 billion and $7.7 billion at March 31, 2022, compared with $6.5 billion and $7.7 billion, respectively, at December 31, 2021. See the “Supervision and Regulation” section and Note 15 of the Notes to Consolidated Financial Statements of our 2021 Form 10-K for more information about our compliance with the Basel III capital requirements.
Deposit-driven balance sheet growth over the past year has resulted in a modest reduction in our risk-weighted regulatory capital ratios, and a larger reduction in our Tier 1 leverage ratio, as the denominator for this ratio is not adjusted for risk. As a result, our Tier 1 leverage ratio declined to 7.3% at March 31, 2022, from 8.3% at March 31, 2021.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
ITEM 1.    FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$700	$595
Money market investments:
Interest-bearing deposits	5,093	10,283
Federal funds sold and security resell agreements	2,345	2,133
Investment securities:
Held-to-maturity, at amortized cost (included $414 and $443 at fair value )	439	441
Available-for-sale, at fair value	26,145	24,048
Trading account, at fair value	382	372
Total securities	26,966	24,861
Loans held for sale	43	83
Loans and leases, net of unearned income and fees	51,242	50,851
Less allowance for loan and lease losses	478	513
Loans held for investment, net of allowance	50,764	50,338
Other noninterest-bearing investments	829	851
Premises, equipment and software, net	1,346	1,319
Goodwill and intangibles	1,015	1,015
Other real estate owned	4	8
Other assets	2,021	1,714
Total assets	$91,126	$93,200
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$41,937	$41,053
Interest-bearing:
Savings and money market	38,864	40,114
Time	1,550	1,622
Total deposits	82,351	82,789
Federal funds purchased and other short-term borrowings	638	903
Long-term debt	689	1,012
Reserve for unfunded lending commitments	36	40
Other liabilities	1,118	993
Total liabilities	84,832	85,737
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	440	440
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 151,348 and 151,625 shares) and additional paid-in capital	1,889	1,928
Retained earnings	5,311	5,175
Accumulated other comprehensive income (loss)	(1,346)	(80)
Total shareholders’ equity	6,294	7,463
Total liabilities and shareholders’ equity	$91,126	$93,200
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)	Three Months Ended March 31,
(In millions, except shares and per share amounts)	2022	2021
Interest income:
Interest and fees on loans	$437	$488
Interest on money market investments	6	3
Interest on securities	112	71
Total interest income	555	562
Interest expense:
Interest on deposits	6	9
Interest on short- and long-term borrowings	5	8
Total interest expense	11	17
Net interest income	544	545
Provision for credit losses:
Provision for loan and lease losses	(29)	(123)
Provision for unfunded lending commitments	(4)	(9)
Total provision for credit losses	(33)	(132)
Net interest income after provision for credit losses	577	677
Noninterest income:
Commercial account fees	41	32
Card fees	25	21
Retail and business banking fees	20	17
Loan-related fees and income	22	25
Capital markets and foreign exchange fees	15	15
Wealth management fees	14	12
Other customer-related fees	14	11
Customer-related noninterest income	151	133
Fair value and nonhedge derivative gain	6	18
Dividends and other investment income	2	7
Securities gains (losses), net	(17)	11
Total noninterest income	142	169
Noninterest expense:
Salaries and employee benefits	312	288
Technology, telecom, and information processing	52	49
Occupancy and equipment, net	38	39
Professional and legal services	14	21
Marketing and business development	8	7
Deposit insurance and regulatory expense	10	10
Credit-related expense	7	6
Other real estate expense, net	1	—
Other	22	15
Total noninterest expense	464	435
Income before income taxes	255	411
Income taxes	52	89
Net income	203	322
Preferred stock dividends	(8)	(8)
Net earnings applicable to common shareholders	$195	$314
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	151,285	163,551
Diluted shares (in thousands)	151,687	163,887
Net earnings per common share:
Basic	$1.27	$1.90
Diluted	1.27	1.90
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2022	2021

Net income for the period	$203	$322
Other comprehensive income (loss), net of tax:
Net unrealized holding losses on investment securities	(1,121)	(164)
Net unrealized gains on other noninterest-bearing investments	—	2
Net unrealized holding losses on derivative instruments	(135)	(4)
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(10)	(11)
Other comprehensive loss	(1,266)	(177)
Comprehensive income (loss)	$(1,063)	$145
See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2021	$440	151,625	$—	$1,928	$5,175	$(80)	$7,463
Net income for the period					203		203
Other comprehensive loss, net of tax						(1,266)	(1,266)
Bank common stock repurchased		(778)		(51)			(51)
Net activity under employee plans and related tax benefits		501		12			12
Dividends on preferred stock					(8)		(8)
Dividends on common stock, $0.38 per share					(58)		(58)
Change in deferred compensation					(1)		(1)
Balance at March 31, 2022	$440	151,348	$—	$1,889	$5,311	$(1,346)	$6,294

Balance at December 31, 2020	$566	164,090	$—	$2,686	$4,309	$325	$7,886
Net income for the period					322		322
Other comprehensive loss, net of tax						(177)	(177)
Bank common stock repurchased		(1,012)		(50)			(50)
Net activity under employee plans and related tax benefits		722		17			17
Dividends on preferred stock					(8)		(8)
Dividends on common stock, $0.34 per share					(57)		(57)
Balance at March 31, 2021	$566	163,800	$—	$2,653	$4,566	$148	$7,933
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$203	$322
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(33)	(132)
Depreciation and amortization	19	(3)
Share-based compensation	17	14
Deferred income tax expense	39	70
Net decrease (increase) in trading securities	(10)	76
Net decrease (increase) in loans held for sale	29	(3)
Change in other liabilities	127	(54)
Change in other assets	(116)	212
Other, net	13	(18)
Net cash provided by operating activities	288	484
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	4,979	(2,903)
Proceeds from maturities and paydowns of investment securities held-to-maturity	20	167
Purchases of investment securities held-to-maturity	(17)	(114)
Proceeds from sales, maturities and paydowns of investment securities available-for-sale	1,018	1,370
Purchases of investment securities available-for-sale	(4,673)	(2,546)
Net change in loans and leases	(355)	56
Purchases and sales of other noninterest-bearing investments	8	12
Purchases of premises and equipment	(53)	(53)
Other, net	4	13
Net cash provided by (used in) investing activities	931	(3,998)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(439)	4,200
Net change in short-term funds borrowed	(264)	(540)
Redemption of long-term debt	(290)	—
Proceeds from the issuance of common stock	6	11
Dividends paid on common and preferred stock	(66)	(66)
Bank common stock repurchased	(51)	(50)
Other, net	(10)	(8)
Net cash provided by (used in) financing activities	(1,114)	3,547
Net increase in cash and due from banks	105	33
Cash and due from banks at beginning of period	595	543
Cash and due from banks at end of period	$700	$576
Cash paid for interest	$11	$22
Net refunds received for income taxes	(1)	—
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	—	1
Loans held for investment reclassified to loans held for sale, net	34	(7)
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2022
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
The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and accompanying footnotes included in our 2021 Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation, where applicable. These reclassifications did not affect net income or shareholders’ equity.
Effective for the first quarter of 2022, we made certain financial reporting changes and reclassifications to noninterest expense in our Consolidated Statements of Income. These financial reporting changes were made primarily to improve the presentation and disclosure of certain expenses related to our ongoing technology initiatives. Other noninterest expense line items were impacted by these changes and reclassifications. These changes and reclassifications (1) were adopted retrospectively to January 1, 2020, (2) reflect changes only to noninterest expense in the Consolidated Statements of Income, and (3) do not impact net income, net interest income, or noninterest income.
Zions Bancorporation, N.A. is a commercial bank headquartered in Salt Lake City, Utah. We provide a wide range of banking products and related services in 11 Western and Southwestern states through seven separately managed bank divisions, which we refer to as “affiliates,” or “affiliate banks,” each with its own local branding and management team. These include Zions Bank, in Utah, Idaho, and Wyoming; Amegy Bank (“Amegy”), in Texas; California Bank & Trust (“CB&T”); National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”), in Colorado and New Mexico; and The Commerce Bank of Washington (“TCBW”) which operates under that name in Washington and under the name The Commerce Bank of Oregon in Oregon.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
2. RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Date of adoption	Effect on the financial statements or other significant matters

Standards not yet adopted by the Bank

ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
This accounting standards update (“ASU”) eliminates the recognition and measurement guidance on troubled debt restructurings (“TDRs”) for creditors that have adopted ASC 326 (“CECL”), and eliminates certain existing TDR disclosures while requiring enhanced disclosures about loan modifications for borrowers experiencing financial difficulty.
The new guidance also requires public companies to present current-period gross write-offs (on a current year-to-date basis for interim-period disclosures) by year of origination in their vintage disclosures.
The new guidance is effective for calendar year-end public companies beginning January 1, 2023, with early adoption permitted.
Periods beginning after December 15, 2022
We have established an implementation team to ensure that the necessary data is captured in order to comply with the new disclosure requirements. The overall effect of the guidance is not expected to have a material impact on our financial statements.
We do not plan to early adopt this new guidance.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
3. FAIR VALUE
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For more information about our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 3 of our 2021 Form 10-K.
Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	March 31, 2022
	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale securities:
U.S. Treasury, agencies and corporations	$503	$23,799	$—	$24,302
Municipal securities		1,768		1,768
Other debt securities		75		75
Total available-for-sale	503	25,642	—	26,145
Trading account	15	367		382
Other noninterest-bearing investments:
Bank-owned life insurance		538		538
Private equity investments [1]	13		74	87
Other assets:
Agriculture loan servicing and interest-only strips			12	12
Deferred compensation plan assets	131			131
Derivatives:
Derivatives designated as hedges		29		29
Derivatives not designated as hedges		90		90
Total assets	$662	$26,666	$86	$27,414
LIABILITIES
Securities sold, not yet purchased	$101	$—	$—	$101
Other liabilities:
Derivatives:
Derivatives not designated as hedges		179		179
Total liabilities	$101	$179	$—	$280
1 The Level 1 private equity investments (“PEIs”) relate to the portion of our Small Business Investment Company (“SBIC”) investments that are now publicly traded.

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
1 The Level 1 private equity investments (“PEIs”) relate to the portion of our Small Business Investment Company (“SBIC”) investments that are now publicly traded.
Level 3 Valuations
Our Level 3 holdings include PEIs, agriculture loan servicing, and interest-only strips. For additional information regarding our Level 3 financial instruments, including the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2021 Form 10-K.
Rollforward of Level 3 Fair Value Measurements
The following schedule presents a rollforward of assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended
	March 31, 2022		March 31, 2021
(In millions)	Private equity investments	Ag loan servicing & interest only strips	Private equity investments	Ag loan servicing & interest only strips

Balance at beginning of period	$66	$12	$80	$16
Unrealized securities gains (losses), net	5	—	1	—
Other noninterest income (expense)	—	—	—	(1)
Purchases	6	—	4	—
Cost of investments sold	(3)	—	(2)	—
Balance at end of period	$74	$12	$83	$15

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
During the three months ended March 31, 2022 and 2021, there were no transfers of assets or liabilities recorded at fair value on a recurring basis into or out of Level 3 fair value measurements.
The rollforward Level 3 instruments includes the following realized gains and losses recognized in securities gains (losses) on the consolidated statement of income for the periods presented:

(In millions)	Three Months Ended
	March 31, 2022	March 31, 2021

Securities gains (losses), net	$(2)	$(1)
Nonrecurring Fair Value Measurements
Certain assets and liabilities may be recorded at fair value on a nonrecurring basis, including impaired loans that have been measured based on the fair value of the underlying collateral, other real estate owned (“OREO”), and nonmarketable equity securities. Nonrecurring fair value adjustments typically involve write-downs of individual assets or the application of lower of cost or fair value accounting. At March 31, 2022, we had no assets or liabilities that had fair value changes measured on a nonrecurring basis. At December 31, 2021, we had $2 million of collateral-dependent loans valued as level 2 measurements, and recognized $3 million of losses from fair value changes related to these loans. The previous fair values may not be current as of the dates indicated, but rather as of the most recent date the fair value change occurred. For additional information regarding the measurement of fair value for impaired loans, collateral-dependent loans, and OREO, see Note 3 of our 2021 Form 10-K.

Fair Value of Certain Financial Instruments
The following schedule summarizes of the carrying values and estimated fair values of certain financial instruments:

	March 31, 2022			December 31, 2021
(In millions)	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Financial assets:
HTM investment securities	$439	$414	2	$441	$443	2
Loans and leases (including loans held for sale), net of allowance	50,807	49,837	3	50,421	50,619	3
Financial liabilities:
Time deposits	1,550	1,538	2	1,622	1,624	2
Long-term debt	689	699	2	1,012	1,034	2
This summary excludes financial assets and liabilities for which carrying value approximates fair value and financial instruments that are recorded at fair value on a recurring basis. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2021 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
4. OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	March 31, 2022
				Gross amounts not offset in the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$2,345	$—	$2,345	$—	$—	$2,345
Derivatives (included in other assets)	119	—	119	(8)	(65)	46
Total assets	$2,464	$—	$2,464	$(8)	$(65)	$2,391
Liabilities:
Federal funds purchased and other short-term borrowings	$638	$—	$638	$—	$—	$638
Derivatives (included in other liabilities)	179	—	179	(8)	—	171
Total liabilities	$817	$—	$817	$(8)	$—	$809

	December 31, 2021
				Gross amounts not offset in the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$2,133	$—	$2,133	$—	$—	$2,133
Derivatives (included in other assets)	219	—	219	(16)	(7)	196
Total assets	$2,352	$—	$2,352	$(16)	$(7)	$2,329
Liabilities:
Federal funds purchased and other short-term borrowings	$903	$—	$903	$—	$—	$903
Derivatives (included in other liabilities)	51	—	51	(16)	(1)	34
Total liabilities	$954	$—	$954	$(16)	$(1)	$937
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
5. INVESTMENTS
Investment Securities
Investment securities are classified as held-to-maturity (“HTM”), available-for sale (“AFS”), or trading. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. The amortized cost amounts represent the original cost of the investments, adjusted for related amortization or accretion of any purchase premiums or discounts, and for any impairment losses, including credit-related impairment. AFS securities are carried at fair value and changes in fair value (unrealized gains and losses) are reported as net increases or decreases to accumulated other comprehensive income (“AOCI”), net of related taxes. Trading securities are carried at fair value with gains and losses recognized in current period earnings. The carrying values of our securities do not include accrued interest receivables of $71 million and $65 million at March 31, 2022 and December 31, 2021, respectively. These receivables are presented on the consolidated balance sheet in “Other

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
assets.” See Note 5 of our 2021 Form 10-K for more information related to our accounting for investment securities, and see Note 3 of our 2021 Form 10-K for description of our process to estimate fair value for investment securities.
The following schedule summarizes the amortized cost and estimated fair values of our HTM and AFS securities:

	March 31, 2022
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$439	$—	$25	$414
Available-for-sale
U.S. Treasury securities	557	—	54	503
U.S. Government agencies and corporations:
Agency securities	802	—	10	792
Agency guaranteed mortgage-backed securities	23,626	9	1,553	22,082
Small Business Administration loan-backed securities	950	2	27	925
Municipal securities	1,828	6	66	1,768
Other debt securities	75	—	—	75
Total available-for-sale	27,838	17	1,710	26,145
Total HTM and AFS investment securities	$28,277	$17	$1,735	$26,559

	December 31, 2021
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$441	$4	$2	$443
Available-for-sale
U.S. Treasury securities	155	—	21	134
U.S. Government agencies and corporations:
Agency securities	833	13	1	845
Agency guaranteed mortgage-backed securities	20,549	108	270	20,387
Small Business Administration loan-backed securities	938	2	28	912
Municipal securities	1,652	46	4	1,694
Other debt securities	75	1	—	76
Total available-for-sale	24,202	170	324	24,048
Total HTM and AFS investment securities	$24,643	$174	$326	$24,491
Maturities
The following schedule shows the amortized cost and weighted average yields of debt securities by contractual maturity of principal payments at March 31, 2022. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	March 31, 2022
	Total debt securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollar amounts in millions)	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
Held-to-maturity
Municipal securities [1]	$439	3.02%	$29	2.71%	$139	3.19%	$176	2.71%	$95	3.41%
Available-for-sale
U.S. Treasury securities	557	2.05	—	—	—	—	—	—	557	2.05
U.S. Government agencies and corporations:
Agency securities	802	2.06	31	0.84	317	1.50	292	2.37	162	2.83
Agency guaranteed mortgage-backed securities	23,626	1.70	—	—	442	1.49	1,824	1.84	21,360	1.69
Small Business Administration loan-backed securities	950	1.38	—	—	47	1.30	184	2.18	719	1.18
Municipal securities [1]	1,828	2.37	106	2.18	683	2.59	638	2.10	401	2.47
Other debt securities	75	2.17	—	—	—	—	60	1.99	15	2.91
Total available-for-sale securities	27,838	1.75	137	1.88	1,489	1.99	2,998	1.97	23,214	1.70
Total HTM and AFS investment securities	$28,277	1.77%	$166	2.02%	$1,628	2.09%	$3,174	2.01%	$23,309	1.71%
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.
The following schedule summarizes the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	March 31, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$12	$224	$13	$92	$25	$316
Available-for-sale
U.S. Treasury securities	15	386	39	117	54	503
U.S. Government agencies and corporations:
Agency securities	10	660	—	—	10	660
Agency guaranteed mortgage-backed securities	1,152	17,185	401	3,874	1,553	21,059
Small Business Administration loan-backed securities	—	27	27	693	27	720
Municipal securities	55	1,067	11	89	66	1,156
Other	—	15	—	—	—	15
Total available-for-sale	1,232	19,340	478	4,773	1,710	24,113
Total HTM and AFS investment securities	$1,244	$19,564	$491	$4,865	$1,735	$24,429

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2021
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$1	$88	$1	$68	$2	$156
Available-for-sale
U.S. Treasury securities	—	—	21	134	21	134
U.S. Government agencies and corporations:
Agency securities	1	121	—	1	1	122
Agency guaranteed mortgage-backed securities	231	13,574	39	942	270	14,516
Small Business Administration loan-backed securities	—	27	28	749	28	776
Municipal securities	4	327	—	8	4	335
Other	—	—	—	—	—	—
Total available-for-sale	236	14,049	88	1,834	324	15,883
Total HTM and AFS investment securities	$237	$14,137	$89	$1,902	$326	$16,039
Approximately 455 and 137 HTM and 3,059 and 1,302 AFS investment securities were in an unrealized loss position at March 31, 2022, and December 31, 2021, respectively.
Impairment
We review investment securities quarterly on an individual security basis for the presence of impairment. For additional information on our policy and impairment evaluation process for investment securities, see Note 5 of our 2021 Form 10-K.
AFS Impairment
We did not recognize any impairment on our AFS investment securities portfolio during the first three months of 2022. Unrealized losses primarily relate to changes in interest rates subsequent to purchase and are not attributable to credit. At March 31, 2022, we had not initiated any sales of AFS securities, nor did we have an intent to sell any identified securities with unrealized losses. We do not believe it is more likely than not that we would be required to sell such securities before recovery of their amortized cost basis.
HTM Impairment
For HTM securities, the allowance for credit losses (“ACL”) is assessed consistent with the approach described in Note 6 for loans and leases carried at amortized cost. The ACL on HTM securities was less than $1 million at March 31, 2022. All HTM securities were risk-graded as "Pass" in terms of credit quality and none were past due at March 31, 2022. The amortized cost basis of HTM securities categorized by year acquired is summarized in the following schedule:

	March 31, 2022
	Amortized cost basis by year acquired
(In millions)	2022	2021	2020	2019	2018	Prior	Total Securities
Held-to-maturity	$17	$101	$122	$10	$—	$189	$439

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Securities Gains and Losses Recognized in Income
The following schedule summarizes securities gains and losses recognized in the income statement:

	Three Months Ended March 31,
	2022		2021
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses

Other noninterest-bearing investments	$3	$20	$14	$3
Net gains (losses) [1]		$(17)		$11
1 Net gains (losses) were recognized in securities gains (losses) in the income statement.
The following schedule presents interest income by security type:

	Three Months Ended March 31,
	2022			2021
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$2	$1	$3	$3	$2	$5
Available-for-sale	96	8	104	57	7	64
Trading	—	5	5	—	2	2
Total securities	$98	$14	$112	$60	$11	$71

At March 31, 2022 and December 31, 2021, investment securities with a carrying value of approximately $3.0 billion and $3.1 billion, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
6. LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
Loans and leases are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	March 31, 2022	December 31, 2021

Loans held for sale	$43	$83
Commercial:
Commercial and industrial	$14,356	$13,867
PPP	1,081	1,855
Leasing	318	327
Owner-occupied	9,026	8,733
Municipal	3,944	3,658
Total commercial	28,725	28,440
Commercial real estate:
Construction and land development	2,769	2,757
Term	9,325	9,441
Total commercial real estate	12,094	12,198
Consumer:
Home equity credit line	3,089	3,016
1-4 family residential	6,122	6,050
Construction and other consumer real estate	692	638
Bankcard and other revolving plans	410	396
Other	110	113
Total consumer	10,423	10,213
Total loans and leases	$51,242	$50,851
Loans and leases are presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $59 million and $83 million at March 31, 2022 and December 31, 2021, respectively. Amortized cost basis does not include accrued interest receivables of $157 million and $161 million at March 31, 2022 and December 31, 2021, respectively. These receivables are presented in the Consolidated Balance Sheet within the “Other assets” line item.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $176 million at March 31, 2022 and $160 million at December 31, 2021.
Loans with a carrying value of $26.8 billion at both March 31, 2022 and December 31, 2021 have been pledged at the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Des Moines as collateral for potential borrowings.
We sold loans totaling $336 million for the three months ended March 31, 2022, and $423 million for the three months ended March 31, 2021, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of Small Business Administration (“SBA”) loans that are primarily sold to U.S. government agencies or participated to third parties. They do not consist of loans from the SBA's Paycheck Protection Program (“PPP”). At times, we have continuing involvement in the sold loans in the form of servicing rights or guarantees. Amounts added to loans held for sale during these same periods were $297 million and $426 million, respectively. See Note 5 for further information regarding guaranteed securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The principal balance of sold loans for which we retain servicing was approximately $3.5 billion at March 31, 2022, and $3.3 billion at December 31, 2021. Income from loans sold, excluding servicing, was $6 million and $11 million for the three months ended March 31, 2022, and 2021, respectively.
Allowance for Credit Losses
The allowance for credit losses (“ACL”), which consists of the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”), represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. For additional information regarding our policies and methodologies used to estimate the ACL, see Note 6 of our 2021 Form 10-K.
The ACL for AFS and HTM debt securities is estimated separately from loans. For HTM securities, the ACL is estimated consistent with the approach for loans carried at amortized cost. See Note 5 for further discussion of our estimate of expected credit losses on AFS securities and disclosures related to AFS and HTM securities.
Changes in the ACL are summarized as follows:

	Three Months Ended March 31, 2022
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$311	$107	$95	$513
Provision for loan losses	(24)	(5)	—	(29)
Gross loan and lease charge-offs	13	—	4	17
Recoveries	8	—	3	11
Net loan and lease charge-offs (recoveries)	5	—	1	6
Balance at end of period	$282	$102	$94	$478
Reserve for unfunded lending commitments
Balance at beginning of period	$19	$11	$10	$40
Provision for unfunded lending commitments	(5)	1	—	(4)
Balance at end of period	$14	$12	$10	$36
Total allowance for credit losses at end of period
Allowance for loan losses	$282	$102	$94	$478
Reserve for unfunded lending commitments	14	12	10	36
Total allowance for credit losses	$296	$114	$104	$514

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended March 31, 2021
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$464	$171	$142	$777
Provision for loan losses	(94)	(19)	(10)	(123)
Gross loan and lease charge-offs	18	—	3	21
Recoveries	10	—	3	13
Net loan and lease charge-offs (recoveries)	8	—	—	8
Balance at end of period	$362	$152	$132	$646
Reserve for unfunded lending commitments
Balance at beginning of period	$30	$20	$8	$58
Provision for unfunded lending commitments	(6)	(3)	—	(9)
Balance at end of period	$24	$17	$8	$49
Total allowance for credit losses at end of period
Allowance for loan losses	$362	$152	$132	$646
Reserve for unfunded lending commitments	24	17	8	49
Total allowance for credit losses	$386	$169	$140	$695

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
The amortized cost basis of loans on nonaccrual status is summarized as follows:

	March 31, 2022
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance
Commercial:
Commercial and industrial	$20	$92	$112	$38
PPP	—	2	2	—
Owner-occupied	33	20	53	2
Total commercial	53	114	167	40
Commercial real estate:
Term	5	15	20	3
Total commercial real estate	5	15	20	3
Consumer:
Home equity credit line	4	9	13	1
1-4 family residential	8	43	51	5
Bankcard and other revolving plans	—	1	1	1
Total consumer loans	12	53	65	7
Total	$70	$182	$252	$50

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2021
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance
Commercial:
Commercial and industrial	$30	$94	$124	$34
PPP	2	1	3	—
Owner-occupied	37	20	57	3
Total commercial	69	115	184	37
Commercial real estate:
Term	6	14	20	3
Total commercial real estate	6	14	20	3
Consumer:
Home equity credit line	4	10	14	2
1-4 family residential	9	43	52	5
Bankcard and other revolving plans	—	1	1	1
Total consumer loans	13	54	67	8
Total	$88	$183	$271	$48
For accruing loans, interest is accrued and interest payments are recognized into interest income according to the contractual loan agreement. For nonaccruing loans, the accrual of interest is discontinued, any uncollected or accrued interest is reversed or written-off from interest income in a timely manner (generally within one month), and any payments received on these loans are not recognized into interest income, but are applied as a reduction to the principal outstanding. For the three months ended March 31, 2022 and 2021, there was no interest income recognized on a cash basis during the period the loans were on nonaccrual.
The amount of accrued interest receivables written-off by reversing interest income during the period is summarized by loan portfolio segment as follows:

	Three Months Ended March 31,
(In millions)	2022	2021

Commercial	$4	$3
Commercial real estate	—	1
Consumer	—	—
Total	$4	$4
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Past due loans (accruing and nonaccruing) are summarized as follows:

	March 31, 2022
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$14,285	$49	$22	$71	$14,356	$1	$89
PPP	1,053	26	2	28	1,081	—	—
Leasing	317	1	—	1	318	—	—
Owner-occupied	9,001	13	12	25	9,026	—	40
Municipal	3,944	—	—	—	3,944	—	—
Total commercial	28,600	89	36	125	28,725	1	129
Commercial real estate:
Construction and land development	2,769	—	—	—	2,769	—	—
Term	9,320	1	4	5	9,325	1	17
Total commercial real estate	12,089	1	4	5	12,094	1	17
Consumer:
Home equity credit line	3,083	3	3	6	3,089	—	10
1-4 family residential	6,090	11	21	32	6,122	—	21
Construction and other consumer real estate	692	—	—	—	692	—	—
Bankcard and other revolving plans	408	1	1	2	410	1	—
Other	109	1	—	1	110	—	—
Total consumer loans	10,382	16	25	41	10,423	1	31
Total	$51,071	$106	$65	$171	$51,242	$3	$177

	December 31, 2021
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$13,822	$17	$28	$45	$13,867	$2	$91
PPP	1,813	35	7	42	1,855	5	—
Leasing	327	—	—	—	327	—	—
Owner-occupied	8,712	7	14	21	8,733	—	42
Municipal	3,658	—	—	—	3,658	—	—
Total commercial	28,332	59	49	108	28,440	7	133
Commercial real estate:
Construction and land development	2,757	—	—	—	2,757	—	—
Term	9,426	10	5	15	9,441	—	15
Total commercial real estate	12,183	10	5	15	12,198	—	15
Consumer:
Home equity credit line	3,008	4	4	8	3,016	—	10
1-4 family residential	6,018	6	26	32	6,050	—	24
Construction and other consumer real estate	638	—	—	—	638	—	—
Bankcard and other revolving plans	393	2	1	3	396	1	—
Other	112	1	—	1	113	—	—
Total consumer loans	10,169	13	31	44	10,213	1	34
Total	$50,684	$82	$85	$167	$50,851	$8	$182
1 Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Credit Quality Indicators
In addition to the nonaccrual and past due criteria, we also analyze loans using loan risk-grading systems, which vary based on the size and type of credit risk exposure. The internal risk grades assigned to loans follow our definition of Pass, Special Mention, Substandard, and Doubtful, which are consistent with published definitions of regulatory risk classifications.
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
There were no loans classified as Doubtful at both March 31, 2022 and December 31, 2021.
We generally assign internal risk grades to commercial and commercial real estate (“CRE”) loans with commitments greater than $1 million based on financial and statistical models, individual credit analysis, and loan officer experience and judgment. For these larger loans, we assign one of multiple risk grades within the Pass classification or one of the risk classifications described previously. We confirm our internal risk grades quarterly, or as soon as we identify information that affects the credit risk of the loan.
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
The amortized cost basis of loans and leases categorized by year of origination and by credit quality classifications as monitored by management are summarized as follows.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	March 31, 2022
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2022	2021	2020	2019	2018	Prior			Total loans
Commercial:
Commercial and industrial
Pass	$669	$2,455	$1,257	$1,095	$700	$452	$6,851	$158	$13,637
Special Mention	—	5	13	4	13	45	97	1	178
Accruing Substandard	—	30	21	115	44	87	124	8	429
Nonaccrual	—	13	9	6	1	19	49	15	112
Total commercial and industrial	669	2,503	1,300	1,220	758	603	7,121	182	14,356
PPP
Pass	—	778	301	—	—	—	—	—	1,079
Nonaccrual	—	—	2	—	—	—	—	—	2
Total PPP	—	778	303	—	—	—	—	—	1,081
Leasing
Pass	2	55	70	64	60	55	—	—	306
Special Mention	—	—	—	5	1	1	—	—	7
Accruing Substandard	—	—	—	—	—	5	—	—	5
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	2	55	70	69	61	61	—	—	318
Owner-occupied
Pass	602	2,447	1,311	1,013	810	2,183	193	70	8,629
Special Mention	—	8	12	20	22	65	3	3	133
Accruing Substandard	5	6	28	29	47	91	5	—	211
Nonaccrual	—	—	2	13	9	25	4	—	53
Total owner-occupied	607	2,461	1,353	1,075	888	2,364	205	73	9,026
Municipal
Pass	428	1,279	939	529	208	527	4	—	3,914
Special Mention	—	—	—	—	—	25	—	—	25
Accruing Substandard	—	—	—	—	—	5	—	—	5
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	428	1,279	939	529	208	557	4	—	3,944
Total commercial	1,706	7,076	3,965	2,893	1,915	3,585	7,330	255	28,725
Commercial real estate:
Construction and land development
Pass	75	695	811	386	61	27	674	36	2,765
Special Mention	—	—	—	1	—	—	—	—	1
Accruing Substandard	—	—	3	—	—	—	—	—	3
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	75	695	814	387	61	27	674	36	2,769
Term
Pass	627	2,297	1,604	1,297	994	1,795	189	215	9,018
Special Mention	—	22	—	—	—	15	—	1	38
Accruing Substandard	8	9	39	43	95	55	—	—	249
Nonaccrual	—	—	1	5	1	13	—	—	20
Total term	635	2,328	1,644	1,345	1,090	1,878	189	216	9,325
Total commercial real estate	710	3,023	2,458	1,732	1,151	1,905	863	252	12,094

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	March 31, 2022
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2022	2021	2020	2019	2018	Prior			Total loans
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	2,982	91	3,073
Special Mention	—	—	—	—	—	—	1	—	1
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	7	6	13
Total home equity credit line	—	—	—	—	—	—	2,992	97	3,089
1-4 family residential
Pass	470	1,384	982	677	428	2,128	—	—	6,069
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	1	—	1	—	—	2
Nonaccrual	—	1	3	4	2	41	—	—	51
Total 1-4 family residential	470	1,385	985	682	430	2,170	—	—	6,122
Construction and other consumer real estate
Pass	55	382	186	43	18	8	—	—	692
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	55	382	186	43	18	8	—	—	692
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	401	6	407
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	404	6	410
Other consumer
Pass	20	45	19	14	7	5	—	—	110
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	20	45	19	14	7	5	—	—	110
Total consumer	545	1,812	1,190	739	455	2,183	3,396	103	10,423
Total loans	$2,961	$11,911	$7,613	$5,364	$3,521	$7,673	$11,589	$610	$51,242

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2021
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2021	2020	2019	2018	2016	Prior			Total loans
Commercial:
Commercial and industrial
Pass	$2,561	$1,309	$1,179	$748	$354	$239	$6,594	$121	$13,105
Special Mention	4	17	9	12	1	3	128	1	175
Accruing Substandard	28	22	99	53	31	65	162	3	463
Nonaccrual	14	10	6	3	1	21	51	18	124
Total commercial and industrial	2,607	1,358	1,293	816	387	328	6,935	143	13,867
PPP
Pass	1,317	535	—	—	—	—	—	—	1,852
Nonaccrual	—	3	—	—	—	—	—	—	3
Total PPP	1,317	538	—	—	—	—	—	—	1,855
Leasing
Pass	46	74	70	64	42	19	—	—	315
Special Mention	—	1	4	1	1	—	—	—	7
Accruing Substandard	—	—	—	—	—	5	—	—	5
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	46	75	74	65	43	24	—	—	327
Owner-occupied
Pass	2,420	1,366	1,028	868	695	1,663	177	69	8,286
Special Mention	10	13	19	32	18	50	3	3	148
Accruing Substandard	14	24	41	47	24	79	13	—	242
Nonaccrual	—	4	14	9	9	20	1	—	57
Total owner-occupied	2,444	1,407	1,102	956	746	1,812	194	72	8,733
Municipal
Pass	1,303	963	553	250	327	220	3	—	3,619
Special Mention	—	—	—	—	—	25	—	—	25
Accruing Substandard	—	9	—	—	—	5	—	—	14
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	1,303	972	553	250	327	250	3	—	3,658
Total commercial	7,717	4,350	3,022	2,087	1,503	2,414	7,132	215	28,440
Commercial real estate:
Construction and land development
Pass	640	736	515	94	24	2	650	64	2,725
Special Mention	—	—	1	—	—	—	—	—	1
Accruing Substandard	—	3	28	—	—	—	—	—	31
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	640	739	544	94	24	2	650	64	2,757
Term
Pass	2,407	1,765	1,491	1,066	529	1,401	239	179	9,077
Special Mention	22	39	10	17	8	25	—	4	125
Accruing Substandard	9	9	44	77	14	64	—	2	219
Nonaccrual	—	1	5	1	—	13	—	—	20
Total term	2,438	1,814	1,550	1,161	551	1,503	239	185	9,441
Total commercial real estate	3,078	2,553	2,094	1,255	575	1,505	889	249	12,198

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2021
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2021	2020	2019	2018	2016	Prior			Total loans
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	2,903	96	2,999
Special Mention	—	—	—	—	—	—	1	—	1
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	7	7	14
Total home equity credit line	—	—	—	—	—	—	2,913	103	3,016
1-4 family residential
Pass	1,391	1,021	728	484	681	1,691	—	—	5,996
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	1	—	—	1	—	—	2
Nonaccrual	—	3	3	3	9	34	—	—	52
Total 1-4 family residential	1,391	1,024	732	487	690	1,726	—	—	6,050
Construction and other consumer real estate
Pass	295	232	73	27	4	7	—	—	638
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	295	232	73	27	4	7	—	—	638
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	391	3	394
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	1	—	1
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	393	3	396
Other consumer
Pass	58	23	17	9	4	2	—	—	113
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	58	23	17	9	4	2	—	—	113
Total consumer	1,744	1,279	822	523	698	1,735	3,306	106	10,213
Total loans	$12,539	$8,182	$5,938	$3,865	$2,776	$5,654	$11,327	$570	$50,851
Modified and Restructured Loans
Loans may be modified in the normal course of business for competitive reasons or to strengthen our collateral position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which we have granted a concession that we would not otherwise consider, are considered troubled debt restructurings (“TDRs”). For further discussion of our policies and processes regarding TDRs, see Note 6 of our 2021 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Information on TDRs, including the amortized cost on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	March 31, 2022
	Amortized cost resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other [1]	Multiple modification types [2]	Total
Accruing
Commercial:
Commercial and industrial	$19	$10	$—	$—	$4	$4	$37
Owner-occupied	1	4	—	9	14	9	37
Municipal	—	10	—	—	—	—	10
Total commercial	20	24	—	9	18	13	84
Commercial real estate:
Term	1	29	—	27	41	8	106
Total commercial real estate	1	29	—	27	41	8	106
Consumer:
Home equity credit line	—	—	5	—	—	2	7
1-4 family residential	3	1	2	—	1	12	19
Total consumer loans	3	1	7	—	1	14	26
Total accruing	24	54	7	36	60	35	216
Nonaccruing
Commercial:
Commercial and industrial	1	3	—	11	7	36	58
Owner-occupied	9	—	—	—	—	12	21
Total commercial	10	3	—	11	7	48	79
Commercial real estate:
Term	—	—	—	11	2	3	16
Total commercial real estate	—	—	—	11	2	3	16
Consumer:
Home equity credit line	—	—	1	—	—	—	1
1-4 family residential	—	1	—	—	—	3	4
Total consumer loans	—	1	1	—	—	3	5
Total nonaccruing	10	4	1	22	9	54	100
Total	$34	$58	$8	$58	$69	$89	$316
1 Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.
2 Includes TDRs that resulted from a combination of the previous modification types reflected in the schedule.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2021
	Amortized cost resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other [1]	Multiple modification types [2]	Total
Accruing
Commercial:
Commercial and industrial	$19	$1	$—	$—	$4	$7	$31
Owner-occupied	5	4	—	8	14	12	43
Municipal	—	10	—	—	—	—	10
Total commercial	24	15	—	8	18	19	84
Commercial real estate:
Term	1	29	—	27	41	8	106
Total commercial real estate	1	29	—	27	41	8	106
Consumer:
Home equity credit line	—	1	5	—	—	2	8
1-4 family residential	5	1	2	—	1	14	23
Total consumer loans	5	2	7	—	1	16	31
Total accruing	30	46	7	35	60	43	221
Nonaccruing
Commercial:
Commercial and industrial	1	4	—	2	8	49	64
Owner-occupied	5	—	—	2	—	13	20
Total commercial	6	4	—	4	8	62	84
Commercial real estate:
Term	—	—	—	11	2	3	16
Total commercial real estate	—	—	—	11	2	3	16
Consumer:
Home equity credit line	—	—	1	—	—	—	1
1-4 family residential	—	1	—	—	3	—	4
Total consumer loans	—	1	1	—	3	—	5
Total nonaccruing	6	5	1	15	13	65	105
Total	$36	$51	$8	$50	$73	$108	$326
1 Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.
2 Includes TDRs that resulted from a combination of the previous modification types reflected in the schedule.
Unfunded lending commitments on TDRs totaled $4 million and $10 million at March 31, 2022 and December 31, 2021, respectively.
The total amortized cost of all TDRs in which interest rates were modified below market was $92 million at March 31, 2022 and $100 million at December 31, 2021. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the three months ended March 31, 2022 and 2021 was not significant.
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
Select information on loans for which the repayment is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulties, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

	March 31, 2022
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Commercial and industrial	$8	Single family residential	39%
Owner-occupied	8	Office building	40%
Commercial real estate:
Term	2	Multi-family	37%
Consumer:
Home equity credit line	4	Single family residential	35%
1-4 family residential	2	Single family residential	38%
Total	$24

	December 31, 2021
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Commercial and industrial	$27	Corporate assets, Single family residential	55%
Owner-occupied	11	Office Building	40%
Commercial real estate:
Term	2	Multi-family, Retail	28%
Consumer:
Home equity credit line	5	Single family residential	45%
1-4 family residential	2	Single family residential	35%
Total	$47
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
At March 31, 2022 and December 31, 2021, we did not have any foreclosed residential real estate property. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $13 million and $10 million for the same periods, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Accounting
Our primary objective for using derivatives is to manage risks, primarily interest rate risk. We use derivatives to manage volatility in interest income, interest expense, earnings, and capital by adjusting our interest rate sensitivity to minimize the impact of fluctuations in interest rates. Derivatives are used to stabilize forecasted interest income from variable-rate assets and to modify the coupon or the duration of fixed-rate financial assets or liabilities as we consider advisable. We also assist clients with their risk management needs through the use of derivatives. For a more detailed discussion of the use of and accounting policies regarding derivative instruments, see Note 7 of our 2021 Form 10-K.
Fair Value Hedges of Liabilities – At March 31, 2022, we had one receive-fixed interest rate swap with a notional amount of $500 million designated in a qualifying fair value hedge relationship of fixed-rate debt. The receive-fixed interest rate swap effectively converts the interest on our fixed-rate debt to floating. During the first quarter of 2022, derivatives designated as fair value hedges of debt decreased in value by $7 million which was offset by changes in the fair value of the hedged debt instruments as shown in the schedules below. During the first quarter of 2022, we fully amortized the remaining $1 million of cumulative unamortized debt basis adjustments related to previously terminated fair value hedges of debt.
Fair Value Hedges of Assets – At March 31, 2022, we had pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $990 million designated as fair value hedges of certain AFS securities. These swaps effectively convert the fixed interest income to a floating rate on the hedged portion of the securities. During the first quarter of 2022, derivatives designated as fair value hedges of fixed-rate AFS securities increased in value by $52 million, which was offset by changes in value of the hedged securities, as shown in the schedules below. We had $7 million of unamortized basis adjustments to AFS securities from previously designated fair value hedges.
Cash Flow Hedges – At March 31, 2022, we had $6 billion notional amount of receive-fixed interest rate swaps designated as cash flow hedges of pools of floating-rate commercial loans. Also during the quarter, our cash flow hedge portfolio decreased in value by $192 million, which was recorded in AOCI. The amounts deferred in AOCI are reclassified into earnings in the periods in which the hedged interest receipts occur (i.e., when the hedged forecasted transactions affect earnings).
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. For a more detailed discussion of collateral and credit risk related to our derivative contracts, see Note 7 of our 2021 Form 10-K.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for by the contractual terms. At March 31, 2022, the fair value of our derivative liabilities was $179 million, for which we were required to pledge cash collateral of $118 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s (“S&P”) or Moody’s at March 31, 2022, there would likely be $1 million of additional collateral required to be pledged.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Derivative Amounts
Certain information with respect to notional amounts and recorded gross fair values at March 31, 2022 and December 31, 2021, and the related gain (loss) of derivative instruments is summarized as follows:

	March 31, 2022			December 31, 2021
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets:
Receive-fixed interest rate swaps	$6,041	$—	$—	$6,883	$—	$—
Fair value hedges:
Debt hedges: Receive-fixed interest rate swaps	500	—	—	500	—	—
Asset hedges: Pay-fixed interest rate swaps	990	29	—	479	10	—
Total derivatives designated as hedging instruments	7,531	29	—	7,862	10	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives [1]	6,604	41	170	6,587	192	36
Offsetting interest rate derivatives [2]	6,604	175	43	6,587	38	197
Other interest rate derivatives	1,067	6	1	1,286	6	1
Foreign exchange derivatives	380	4	3	288	3	2
Total derivatives not designated as hedging instruments	14,655	226	217	14,748	239	236
Total derivatives	$22,186	$255	$217	$22,610	$249	$236
1 Customer-facing interest rate derivatives include a net credit valuation adjustment (“CVA”) of $3 million, reducing the fair value of the liability at March 31, 2022, and $3 million, reducing the fair value of the asset at December 31, 2021. These adjustments are required to reflect both our nonperformance risk and that of the respective counterparty.
2 The fair value amounts for these derivatives do not include the settlement amounts for those trades that are centrally cleared. Once the settlement amounts with the clearing houses are included the derivative fair values would be the following:

	March 31, 2022		December 31, 2021
(In millions)	Other assets	Other liabilities	Other assets	Other liabilities

Offsetting interest rate derivatives	$39	$5	$8	$12
The amount of derivative gains (losses) from cash flow and fair value hedges that was deferred in other comprehensive income (“OCI”) or recognized in earnings for the three months ended March 31, 2022 and 2021 is shown in the schedules below.

	Three Months Ended March 31, 2022
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Excluded components deferred in AOCI (amortization approach)	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness/AOCI reclass due to missed forecast
Cash flow hedges of floating-rate assets:[1]
Purchased interest rate floors	$—	$—	$2	$—	$—
Interest rate swaps	(178)	—	12	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	2	—
Basis amortization on terminated hedges [2,3]	—	—	—	1	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	—	(1)	—
Basis amortization on terminated hedges [2,3]	—	—	—	—	—
Total derivatives designated as hedging instruments	$(178)	$—	$14	$2	$—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended March 31, 2021
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Excluded components deferred in AOCI (amortization approach)	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness/AOCI reclass due to missed forecast
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$—	$3	$—	$—
Interest rate swaps	(5)	—	12	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	2	—
Basis amortization on terminated hedges [2,3]	—	—	—	3	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	—	(1)	—
Basis amortization on terminated hedges [2,3]	—	—	—	—	—
Total derivatives designated as hedging instruments	$(5)	$—	$15	$4	$—
1 For the 12 months following March 31, 2022, we estimate that $26 million of losses will be reclassified from AOCI into interest income, compared with an estimate of $57 million of gains as of March 31, 2021.
2 Adjustment to interest expense resulting from the amortization of the debt basis adjustment on fixed-rate debt previously hedged by terminated receive-fixed interest rate.
3 The cumulative unamortized basis adjustment from previously terminated or redesignated fair value hedges at March 31, 2022 is $0 and $7 million of terminated fair value debt and asset hedges, respectively, compared with $9 million and $7 million as of March 31, 2021. The remaining basis adjustment for terminated fair value debt hedges was fully amortized during the first quarter of 2022. The amortization of the cumulative unamortized basis adjustment from asset hedges is not shown in the schedules because it is not significant.
The amount of gains (losses) recognized from derivatives not designated as accounting hedges is summarized as follows:

	Other Noninterest Income/(Expense)
(In millions)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	$(268)	$(182)
Offsetting interest rate derivatives	281	206
Other interest rate derivatives	1	(4)
Foreign exchange derivatives	6	5
Total derivatives not designated as hedging instruments	$20	$25
The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented.

	Gain/(loss) recorded in income
	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(In millions)	Derivatives [2]	Hedged items	Total income statement impact	Derivatives [2]	Hedged items	Total income statement impact

Debt: Receive-fixed interest rate swaps [1,2]	$(32)	$32	$—	$(35)	$35	$—
Assets: Pay-fixed interest rate swaps [1,2]	53	(53)	—	48	(48)	—

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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule provides information regarding basis adjustments for hedged items.

	Par value of hedged assets/(liabilities)		Carrying amount of the hedged assets/(liabilities)[1]		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item
(In millions)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021

Long-term fixed-rate debt	$(500)	$(500)	$(474)	$(507)	$26	$(7)
Fixed-rate AFS securities	990	479	894	435	(96)	(44)
1 Carrying amounts displayed above exclude (1) issuance and purchase discounts or premiums, (2) unamortized issuance and acquisition costs, and (3) amounts related to terminated fair value hedges.
8. LEASES
We have operating and finance leases for branches, corporate offices, and data centers. We do not have significant equipment leases. At March 31, 2022, we had 416 branches, of which 273 are owned and 143 are leased. We lease our headquarters in Salt Lake City, Utah. The remaining maturities of our lease commitments range from the year 2022 to 2062, and some lease arrangements include options to extend or terminate the leases.
All leases with lease terms greater than twelve months are reported as a lease liability with a corresponding right-of-use (“ROU”) asset. We present ROU assets for operating leases and finance leases on the consolidated balance sheet in “Other assets,” and “Premises, equipment and software, net,” respectively. The corresponding liabilities for those leases are presented in “Other liabilities,” and “Long-term debt.” For more information about our lease policies, see Note 8 of our 2021 Form 10-K.
The following schedule presents ROU assets and lease liabilities with associated weighted average remaining life and discount rate:

(Dollar amounts in millions)	March 31, 2022	December 31, 2021
Operating leases
ROU assets, net of amortization	$188	$195
Lease liabilities	215	222
Financing leases
ROU assets, net of amortization	4	4
Lease liabilities	4	4
Weighted average remaining lease term (years)
Operating leases	8.5	8.5
Finance leases	18.1	18.3
Weighted average discount rate
Operating leases	2.8%	2.8%
Finance leases	3.1%	3.1%
Additional information related to lease expense is presented below:

	Three Months Ended March 31,
(In millions)	2022	2021

Lease expense:
Operating lease expense	$12	$12
Other expenses associated with operating leases [1]	12	12
Total lease expense	$24	$24

Related cash disbursements from operating leases	$12	$12
1 Other expenses primarily relate to property taxes and building and property maintenance.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ROU assets related to new leases totaled $1 million at both March 31, 2022 and December 31, 2021.
Total contractual undiscounted lease payments for operating lease liabilities are summarized in the following schedule by expected due date:

(In millions)	Total undiscounted lease payments

2022 [1]	$37
2023	45
2024	36
2025	26
2026	21
Thereafter	83
Total	$248
1 Contractual maturities for the nine months remaining in 2022.
We enter into certain lease agreements where we are the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which we occupy portions of the building. Operating lease income was $3 million for both the first quarter of 2022 and 2021.
We originated equipment leases, considered to be sales-type leases or direct financing leases, totaling $318 million and $327 million at March 31, 2022 and December 31, 2021, respectively. We recorded income of $3 million on these leases for both the first quarter of 2022 and 2021.
9. LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
The long-term debt carrying values in the following schedule represent the par value of the debt, adjusted for any unamortized premium or discount, unamortized debt issuance costs, and basis adjustments for interest rate swaps designated as fair value hedges.
LONG-TERM DEBT

(In millions)	March 31, 2022	December 31, 2021	Amount change	Percent change

Subordinated notes	$557	$590	$(33)	(6)%
Senior notes	128	418	(290)	(69)
Finance lease obligations	4	4	—	—
Total	$689	$1,012	$(323)	(32)%
The decrease in long-term debt was primarily due to the redemption of $290 million of the 4-year, 3.35% senior notes during the first quarter of 2022.
Common Stock
Our common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. At March 31, 2022, there were 151.3 million shares of $0.001 par value common stock outstanding. Common stock and additional paid-in capital totaled $1.9 billion at March 31, 2022, which decreased $39 million, or 2%, from December 31, 2021, primarily due to common stock repurchases. During the first three months of 2022, we repurchased 0.8 million common shares outstanding for $50 million at an average price of $65.31 per share.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) decreased to a loss of $1.3 billion at March 31, 2022, primarily due to decreases in the fair value of fixed-rate available-for-sale securities as a result of changes in interest rates. Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Three Months Ended March 31, 2022
Balance at December 31, 2021	$(78)	$—	$(2)	$(80)
OCI (loss) before reclassifications, net of tax	(1,121)	(135)	—	(1,256)
Amounts reclassified from AOCI, net of tax	—	(10)	—	(10)
Other comprehensive loss	(1,121)	(145)	—	(1,266)
Balance at March 31, 2022	$(1,199)	$(145)	$(2)	$(1,346)
Income tax benefit included in OCI (loss)	$(363)	$(47)	$—	$(410)
Three Months Ended March 31, 2021
Balance at December 31, 2020	$258	$69	$(2)	$325
OCI (loss) before reclassifications, net of tax	(165)	(1)	—	(166)
Amounts reclassified from AOCI, net of tax	—	(11)	—	(11)
Other comprehensive income (loss)	(165)	(12)	—	(177)
Balance at March 31, 2021	$93	$57	$(2)	$148
Income tax benefit included in OCI (loss)	$(53)	$(4)	$—	$(57)

	Amounts reclassified from AOCI [1]		Statement of income (SI)
(In millions)	Three Months Ended March 31,
Details about AOCI components	2022	2021		Affected line item

Net unrealized gains on derivative instruments	$14	$15	SI	Interest and fees on loans
Income tax expense	4	4
Amounts reclassified from AOCI	$10	$11
1 Positive reclassification amounts indicate increases to earnings in the income statement.
10. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES
Commitments and Guarantees
Off-balance sheet financial obligations used to meet the financing needs of our customers include the following:

(In millions)	March 31, 2022	December 31, 2021

Unfunded lending commitments [1]	$26,391	$25,797
Standby letters of credit:
Financial	589	597
Performance	255	245
Commercial letters of credit	18	22
Total unfunded commitments	$27,253	$26,661
1 Net of participations.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Our 2021 Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At March 31, 2022, the liability for the guarantees associated with the standby letters of credit was $4 million, which consisted of $2 million attributable to the RULC, and $2 million of deferred commitment fees.
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
At March 31, 2022, we were subject to the following material litigation or governmental inquiries:
•a civil suit, JTS Communities, Inc. et. al v. CB&T, Jun Enkoji and Dawn Satow, brought against us in the Superior Court for Sacramento County, California in June 2017. In this case four investors in our former customer, International Manufacturing Group (“IMG”) seek to hold us liable for losses arising from their investments in that company, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. In March 2022, the parties participated in mediation, which resulted in a binding settlement agreement. Our insurers are responsible for the payment of the settlement amount under applicable policies. The settlement is not expected to have a significant financial impact on the Bank.
•a civil class action lawsuit, Evans v. CB&T, brought against us in the United States District Court for the Eastern District of California in May 2017. This case was filed on behalf of a class of up to 50 investors in IMG and seeks to hold us liable for losses of class members arising from their investments in IMG, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. In December 2017, the District Court dismissed all claims against the Bank. In January 2018, the plaintiff filed an appeal with the Court of Appeals for the Ninth Circuit. The appeal was heard in early April 2019 with the Court of Appeals reversing the trial court’s dismissal. In March 2022, the parties participated in mediation and an agreement was reached in principle. Our insurers are responsible for the payment of the settlement amount under applicable policies. The settlement agreement will be submitted to the court for its preliminary approval of the agreement and notification of the putative class. There can be no assurance that the proposed settlement will result in a definitive agreement, that the conditions to the settlement will be met or the settlement will be approved by the court. If completed, the proposed settlement is not expected to have a significant financial impact on the Bank.
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
~~•~~a civil class action lawsuit, Gregory, et. al. v. Zions Bancorporation, brought against us in the United States District Court for Utah in January 2019. This case was filed on behalf of investors in Rust Rare Coin, Inc., alleging that we aided and abetted a Ponzi scheme fraud perpetrated by Rust Rare Coin, a Zions Bank customer.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The case follows civil actions and the establishment of a receivership for Rust Rare Coin by The Commodities Futures Trading Commission and the Utah Division of Securities in November 2018, as well as a separate suit brought by the Securities and Exchange Commission (“SEC”) against Rust Rare Coin and its principal, Gaylen Rust. During the third quarter of 2020, the Court granted our motion to dismiss the plaintiffs' claims in part, dismissing claims relating to fraud and fiduciary duty, but allowing a claim for aiding and abetting conversion to proceed. On January 14, 2022, the parties notified the court they reached a settlement in principle and the parties are preparing to submit a proposed settlement agreement for the court’s preliminary approval of the agreement and notification of the putative class. There can be no assurance that the proposed settlement will result in a definitive agreement, that the conditions to the settlement will be met or the settlement will be approved by the court. If completed, the proposed settlement is not expected to have a significant financial impact on the Bank.
•Five civil class action cases have been filed against us by the same plaintiffs’ attorney, seeking to hold the Bank liable for practices relating to, and disclosures in, its deposit agreement pertaining to fees. Sipple v. Zions Bancorporation, N.A. was brought against us in the District Court of Clark County, Nevada in February 2021 with respect to foreign transaction fees. The following four cases pertain to insufficient fund fees and have similar or overlapping claims: Ward v. Zions Bancorporation, N.A. was brought against us in federal court in the District of Arizona in May 2021; this case was dismissed by the court in February 2022, but the plaintiff has appealed. Thornton v. Zions Bancorporation, N.A. was brought against us in federal court in the District of Utah in June 2021; the attorney bringing this case took action to dismiss this case in February 2022. Christensen v. Zions Bancorporation, N.A. was brought against us in California state court in November 2021 and removed to federal court in the Southern District of California in January 2022. Covell v. Zions Bancorporation, N.A. was brought against us in federal court in the Southern District of California in April 2022. These cases are all in early phases of litigation.
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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available at March 31, 2022, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $10 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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
11. REVENUE RECOGNITION
We derive our revenue primarily from interest income on loans and securities, which was approximately 79% of our total revenue in the first quarter of 2022. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. For more information about our revenue recognition from contracts, see Note 17 of our 2021 Form 10-K.
Disaggregation of Revenue
The schedule below presents noninterest income and net revenue by our operating business segments for the three months ended March 31, 2022 and 2021. Certain prior period amounts have been reclassified to conform with the current period presentation, where applicable. These reclassifications did not affect net income or shareholders’ equity.

	Zions Bank		Amegy		CB&T
(In millions)	2022	2021	2022	2021	2022	2021

Commercial account fees	$15	$11	$11	$10	$7	$6
Card fees	13	13	8	6	5	4
Retail and business banking fees	6	5	4	4	3	3
Capital markets and foreign exchange fees	—	—	—	—	—	—
Wealth management fees	6	5	4	3	1	1
Other customer-related fees	2	1	1	1	1	1
Total noninterest income from contracts with customers (ASC 606)	42	35	28	24	17	15
Other noninterest income (non-ASC 606 customer-related)	4	5	9	8	6	8
Total customer-related noninterest income	46	40	37	32	23	23
Other noncustomer-related noninterest income	—	(1)	—	—	1	1
Total noninterest income	46	39	37	32	24	24
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	157	157	112	116	129	131
Total income less interest expense	$203	$196	$149	$148	$153	$155

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2022	2021	2022	2021	2022	2021

Commercial account fees	$2	$2	$3	$2	$2	$2
Card fees	4	2	3	3	2	1
Retail and business banking fees	2	2	3	3	1	1
Capital markets and foreign exchange fees	—	—	—	—	—	—
Wealth management fees	1	1	1	1	—	—
Other customer-related fees	—	—	—	—	1	1
Total noninterest income from contracts with customers (ASC 606)	9	7	10	9	6	5
Other noninterest income (non-ASC 606 customer-related)	1	4	2	4	2	3
Total customer-related noninterest income	10	11	12	13	8	8
Other noncustomer-related noninterest income	1	—	—	—	—	—
Total noninterest income	11	11	12	13	8	8
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	51	52	37	37	33	34
Total income less interest expense	$62	$63	$49	$50	$41	$42

	TCBW		Other		Consolidated Bank
(In millions)	2022	2021	2022	2021	2022	2021

Commercial account fees	$1	$1	$—	$(2)	$41	$32
Card fees	—	—	1	—	36	29
Retail and business banking fees	—	—	—	(1)	19	17
Capital markets and foreign exchange fees	—	—	1	2	1	2
Wealth management fees	—	—	—	—	13	11
Other customer-related fees	—	—	9	7	14	11
Total noninterest income from contracts with customers (ASC 606)	1	1	11	6	124	102
Other noninterest income (non-ASC 606 customer-related)	—	—	3	(1)	27	31
Total customer-related noninterest income	1	1	14	5	151	133
Other noncustomer-related noninterest income	—	—	(11)	36	(9)	36
Total noninterest income	1	1	3	41	142	169
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	14	13	11	5	544	545
Total income less interest expense	$15	$14	$14	$46	$686	$714

Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in “Other assets” on the consolidated balance sheet. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically not significant.
12. INCOME TAXES
The effective income tax rate was 20.4% for the first quarter of 2022, compared with 21.7% for the first quarter of 2021. These rates were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance (“BOLI”), and were increased by the non-deductibility of Federal Deposit Insurance Corporation (“FDIC”) premiums, certain executive compensation plans, and other fringe benefits. The tax rate for the first quarter 2022 was lower than the tax rate for the same prior year period, primarily as a result of the proportional increase in nontaxable items and tax credits relative to pretax book income.
At March 31, 2022, we had a net deferred tax asset (“DTA”) totaling $467 million, compared with $96 million at December 31, 2021. On the consolidated balance sheet, the net DTA is included in “Other assets.” The increase in the net DTA was driven largely by the increase in unrealized losses in AOCI associated with investment securities and derivative instruments, and was partially offset by the negative provision for credit losses and a decrease in deferred compensation.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
There was no valuation allowance at March 31, 2022 or December 31, 2021. We evaluate DTAs on a regular basis to determine whether a valuation allowance is required. In conducting this evaluation, we consider all available evidence, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. This evaluation includes, but is not limited to, (1) available carryback potential to prior tax years; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with DTAs; (3) potential tax planning strategies; and (4) future projected taxable income. Based on this evaluation, we concluded that a valuation allowance was not required at March 31, 2022.
13. NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

	Three Months Ended March 31,
(In millions, except shares and per share amounts)	2022	2021
Basic:
Net income	$203	$322
Less common and preferred dividends	66	64
Undistributed earnings	137	258
Less undistributed earnings applicable to nonvested shares	1	2
Undistributed earnings applicable to common shares	136	256
Distributed earnings applicable to common shares	57	56
Total earnings applicable to common shares	$193	$312
Weighted average common shares outstanding (in thousands)	151,285	163,551
Net earnings per common share	$1.27	$1.90
Diluted:
Total earnings applicable to common shares	$193	$312
Weighted average common shares outstanding (in thousands)	151,285	163,551
Dilutive effect of stock options (in thousands)	402	336
Weighted average diluted common shares outstanding (in thousands)	151,687	163,887
Net earnings per common share	$1.27	$1.90
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share:

	Three Months Ended March 31,
(In thousands)	2022	2021

Restricted stock and restricted stock units	1,339	1,414
Stock options	109	377
14. OPERATING SEGMENT INFORMATION
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
internal funds transfer pricing (“FTP”) allocation system and process to report results of operations for business segments, which is continually refined. Total average loans and deposits presented for the business segments include insignificant intercompany amounts between business segments and may also include deposits with the “Other” segment.
At March 31, 2022, Zions Bank operated 96 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. Amegy operated 75 branches in Texas. CB&T operated 82 branches in California. NBAZ operated 56 branches in Arizona. NSB operated 43 branches in Nevada. Vectra operated 34 branches in Colorado and one branch in New Mexico. TCBW operated two branches in Washington and one branch in Oregon.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information for the three months ended March 31, 2022 and 2021:

	Zions Bank		Amegy		CB&T
(In millions)	2022	2021	2022	2021	2022	2021
SELECTED INCOME STATEMENT DATA
Net interest income	$157	$157	$112	$116	$129	$131
Provision for credit losses	(2)	(11)	(27)	(53)	6	(37)
Net interest income after provision for credit losses	159	168	139	169	123	168
Noninterest income	46	39	37	32	24	24
Noninterest expense	123	117	86	85	84	80
Income (loss) before income taxes	$82	$90	$90	$116	$63	$112
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$12,817	$13,730	$11,795	$12,704	$12,845	$13,051
Total average deposits	26,120	21,711	16,413	14,243	16,468	15,183

	NBAZ		NSB		Vectra
(In millions)	2022	2021	2022	2021	2022	2021
SELECTED INCOME STATEMENT DATA
Net interest income	$51	$52	$37	$37	$33	$34
Provision for credit losses	(4)	(10)	(3)	(18)	(4)	—
Net interest income after provision for credit losses	55	62	40	55	37	34
Noninterest income	11	11	12	13	8	8
Noninterest expense	40	38	37	36	30	28
Income (loss) before income taxes	$26	$35	$15	$32	$15	$14
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,774	$5,108	$2,817	$3,247	$3,398	$3,451
Total average deposits	7,953	6,544	7,437	6,069	4,298	4,279

	TCBW		Other		Consolidated Bank
(In millions)	2022	2021	2022	2021	2022	2021
SELECTED INCOME STATEMENT DATA
Net interest income	$14	$13	$11	$5	$544	$545
Provision for credit losses	—	(3)	1	—	(33)	(132)
Net interest income after provision for credit losses	14	16	10	5	577	677
Noninterest income	1	1	3	41	142	169
Noninterest expense	6	6	58	45	464	435
Income (loss) before income taxes	$9	$11	$(45)	$1	$255	$411
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,591	$1,573	$896	$801	$50,933	$53,665
Total average deposits	1,581	1,398	1,335	2,019	81,605	71,446

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate and market risks are among the most significant risks regularly undertaken by us, and they are closely monitored as previously discussed. A discussion regarding our management of interest rate and market risk is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2022. There were no changes in our internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 1A. RISK FACTORS
The following risk factor supplements the risk factors disclosed in our 2021 Form 10-K.
The Russian invasion of Ukraine and the retaliatory measures imposed by the U.S., U.K., European Union and other countries and the responses of Russia to such measures have caused significant disruptions to domestic and foreign economies.
The Russia and Ukraine conflict has created new risks for global markets, trade, economic conditions, cybersecurity, and similar concerns. For example, the conflict could affect the availability and price of commodities and products, adversely affecting supply chains and increasing inflationary pressures; the value of currencies, interest rates and other components of financial markets; and, if the conflict escalates, cyberattacks that could result in severe costs and disruptions to governmental entities and companies and their operations. The impact of the conflict and retaliatory measures is continually evolving and cannot be predicted with certainty. It is likely that the conflict will continue to affect the global political order and global and domestic markets for a substantial period of time, regardless of when the conflict itself ends.
While these events have not materially interrupted our operations, these or future developments resulting from the Russia and Ukraine conflict, such as cyberattacks on the U.S., us, our customers, or our vendors, could make it difficult to conduct business activities for us, our customers, or our vendors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes our share repurchases for the first quarter of 2022:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs

January	1,742	$68.82	—
February	116,693	70.03	107,559
March	659,813	64.59	658,022
First quarter	778,248	65.42	765,581
1 Includes common shares acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options under provisions of an employee share-based compensation plan.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
a.Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in Inline XBRL (i) the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) the Consolidated Statements of Income for the three months ended March 31, 2022 and March 31, 2021, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and March 31, 2021, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2022 and March 31, 2021, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and March 31, 2021, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.
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
Date: May 6, 2022