Form 10-Q
period 2022-06-30
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2022-08-04
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
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
Number of common shares outstanding at July 29, 2022                        150,471,375 shares

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	IPO	Initial Public Offering
AFS	Available-for-Sale	IRS	Internal Revenue Service
ALLL	Allowance for Loan and Lease Losses	LIBOR	London Interbank Offered Rate
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	Municipalities	State and Local Governments
AMERIBOR	American Interbank Offered Rate	NAICS	North American Industry Classification System
AOCI	Accumulated Other Comprehensive Income	NASDAQ	National Association of Securities Dealers Automated Quotations
ASC	Accounting Standards Codification	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
ASU	Accounting Standards Update	NIM	Net Interest Margin
BOLI	Bank-Owned Life Insurance	NM	Not Meaningful
bps	Basis Points	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
BSBY	Bloomberg Short-Term Bank Yield	OCC	Office of the Comptroller of the Currency
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	OCI	Other Comprehensive Income
CECL	Current Expected Credit Loss	OREO	Other Real Estate Owned
CLTV	Combined Loan-to-Value Ratio	PEI	Private Equity Investment
CMT	Constant Maturity Treasury	PPNR	Pre-provision Net Revenue
CRE	Commercial Real Estate	PPP	Paycheck Protection Program
CVA	Credit Valuation Adjustment	ROU	Right-of-Use
DTA	Deferred Tax Asset	RULC	Reserve for Unfunded Lending Commitments
EaR	Earnings at Risk	S&P	Standard & Poor's
EPS	Earnings per Share	SBA	U.S. Small Business Administration
EVE	Economic Value of Equity	SBIC	Small Business Investment Company
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	SOFR	Secured Overnight Financing Rate
FHLB	Federal Home Loan Bank	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
FRB	Federal Reserve Board	TDR	Troubled Debt Restructuring
FTP	Funds Transfer Pricing	U.K.	United Kingdom
GAAP	Generally Accepted Accounting Principles	U.S.	United States
HECL	Home Equity Credit Line	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
HTM	Held-to-Maturity	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association
IMG	International Manufacturing Group

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
These forward-looking statements are not guarantees, nor should they be relied upon as representing management’s views as of any subsequent date. Actual results and outcomes may differ materially from those presented. Although this list is not comprehensive, important factors that may cause material differences include changes in general industry and economic conditions, including inflation; changes and uncertainties in legislation and fiscal, monetary, regulatory, trade, and tax policies; changes in interest and reference rates; the quality and composition of our loan and securities portfolios; our ability to recruit and retain talent, including increased competition for qualified candidates as a result of expanded remote-work opportunities and increased compensation expenses; competitive pressures and other factors that may affect aspects of our business, such as pricing, demand for our products and services; our ability to execute our strategic plans, manage our risks, and achieve our business objectives; our ability to develop and maintain information security systems and controls designed to guard against fraud, cyber, and privacy risks; the effects of the COVID-19 pandemic (including variants) and associated actions that may affect our business, employees, and communities; the effects of the ongoing conflict in Eastern Europe and other local, national, or international disasters, crises, or conflicts that may occur in the future; and governmental and social responses to environmental issues and climate change. These factors, risks, and uncertainties, among others, are discussed in our 2021 Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”).
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
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		June 30, 2022	March 31, 2022	June 30, 2021

Net earnings applicable to common shareholders, net of tax	(a)	$195	$195	$345
Average common equity (GAAP)		$5,582	$6,700	$7,436
Average goodwill and intangibles		(1,015)	(1,015)	(1,015)
Average tangible common equity (non-GAAP)	(b)	$4,567	$5,685	$6,421
Number of days in quarter	(c)	91	90	91
Number of days in year	(d)	365	365	365
Return on average tangible common equity (non-GAAP)	(a/b/c)*d	17.1%	13.9%	21.6%
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		June 30, 2022	March 31, 2022	June 30, 2021

Total shareholders’ equity (GAAP)		$5,632	$6,294	$8,033
Goodwill and intangibles		(1,015)	(1,015)	(1,015)
Tangible equity (non-GAAP)	(a)	4,617	5,279	7,018
Preferred stock		(440)	(440)	(440)
Tangible common equity (non-GAAP)	(b)	$4,177	$4,839	$6,578
Total assets (GAAP)		$87,784	$91,126	$87,208
Goodwill and intangibles		(1,015)	(1,015)	(1,015)
Tangible assets (non-GAAP)	(c)	$86,769	$90,111	$86,193
Common shares outstanding (thousands)	(d)	150,471	151,348	162,248
Tangible equity ratio (non-GAAP)	(a/c)	5.3%	5.9%	8.1%
Tangible common equity ratio (non-GAAP)	(b/c)	4.8%	5.4%	7.6%
Tangible book value per common share (non-GAAP)	(b/d)	$27.76	$31.97	$40.54

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Efficiency Ratio and Adjusted Pre-Provision Net Revenue
The efficiency ratio is a measure of operating expense relative to revenue. We believe the efficiency ratio provides useful information regarding the cost of generating revenue. The methodology of determining the efficiency ratio may differ among companies. We make adjustments to exclude certain items that are not generally expected to recur frequently, as identified in the subsequent schedule, which we believe allow for more consistent comparability across periods. Adjusted noninterest expense provides a measure as to how we are managing our expenses; adjusted pre-provision net revenue (“PPNR”) enables management and others to assess our ability to generate capital. Taxable-equivalent net interest income allows us to assess the comparability of revenue arising from both taxable and tax-exempt sources.
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Six Months Ended		Year Ended
(Dollar amounts in millions)		June 30, 2022	March 31, 2022	June 30, 2021	June 30, 2022	June 30, 2021	December 31, 2021

Noninterest expense (GAAP)	(a)	$464	$464	$428	$928	$863	$1,741
Adjustments:
Severance costs		1	—	—	1	—	1
Other real estate expense, net		—	1	—	1	—	—
Amortization of core deposit and other intangibles		—	—	—	—	—	1
Pension termination-related (income) expense [1]		—	—	—	—	(5)	(5)
SBIC investment success fee accrual [2]		—	(1)	9	(1)	9	7
Total adjustments	(b)	1	—	9	1	4	4
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$463	$464	$419	$927	$859	$1,737
Net interest income (GAAP)	(d)	$593	$544	$555	$1,137	$1,100	$2,208
Fully taxable-equivalent adjustments	(e)	9	8	7	17	15	32
Taxable-equivalent net interest income (non-GAAP)	(d+e)=f	602	552	562	1,154	1,115	2,240
Noninterest income (GAAP)	g	172	142	205	314	374	703
Combined income (non-GAAP)	(f+g)=(h)	774	694	767	1,468	1,489	2,943
Adjustments:
Fair value and nonhedge derivative gain (loss)		10	6	(5)	16	13	14
Securities gains (losses), net [2]		1	(17)	63	(16)	74	71
Total adjustments	(i)	11	(11)	58	—	87	85
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$763	$705	$709	$1,468	$1,402	$2,858
Pre-provision net revenue (non-GAAP)	(h)-(a)	$310	$230	$339	$540	$626	$1,202
Adjusted PPNR (non-GAAP)	(j)-(c)	300	241	290	541	543	1,121
Efficiency ratio (non-GAAP) [3]	(c/j)	60.7%	65.8%	59.1%	63.1%	61.3%	60.8%
1 Represents a valuation adjustment related to the termination of our defined benefit pension plan.
2 The success fee accrual is associated with the gains/(losses) from our SBIC investments, which are excluded from the efficiency ratio through securities gains (losses), net.
3 Results for the first quarter of 2022 benefited from a one-time adjustment of approximately $6 million in commercial account fees. Excluding the $6 million adjustment, the efficiency ratio for the first quarter of 2022 would have been 66.4%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Comparisons noted below are calculated for the current quarter compared with the same prior-year period unless otherwise specified. Growth rates of 100% or more are considered not meaningful (“NM”) as they generally reflect a low starting point.
RESULTS OF OPERATIONS
Executive Summary
Our financial results in the second quarter of 2022 reflected strong loan growth, solid credit performance, and increasing revenue, partially offset by a significant reduction in Paycheck Protection Program (“PPP”) revenue. Diluted earnings per share (“EPS”) decreased to $1.29, compared with $2.08 in the second quarter of 2021, as the prior year quarter benefited from a large negative provision for credit losses and a significant unrealized gain related to our Small Business Investment Company (“SBIC”) investment portfolio.
Net interest income increased $38 million, or 7%, to $593 million, primarily due to a $3.1 billion increase in average interest-earning assets, a favorable change in earning-asset composition, and a higher interest rate environment. The net interest margin (“NIM”) was 2.87%, compared with 2.79% in the second quarter of 2021.
The provision for credit losses was $41 million, compared with a $(123) million provision in the prior year period, reflecting changes in economic forecasts and loan growth. Net loan and lease charge-offs were $9 million, or 0.07% of average loans (ex-PPP), compared with net recoveries of $2 million, or (0.02)% of average loans (ex-PPP), in the prior year quarter.
Total customer-related noninterest income increased $15 million, or 11%, driven by increased customer activity across most fee categories, notably capital markets and foreign exchange fees, other customer-related fees, and commercial account fees. Total noninterest income decreased $33 million, or 16%, primarily due to a $63 million unrealized gain during the prior year period relating to our SBIC investment in Recursion Pharmaceuticals, Inc.
Total noninterest expense increased $36 million, or 8%. The increase was largely driven by a $35 million increase in salaries and benefits expense, which was impacted by increased incentive compensation accruals arising from improvements in anticipated full-year profitability, inflationary and competitive labor market pressures on wages and benefits, and increased headcount. Our efficiency ratio was 60.7%, compared with 59.1%.
The growth in average interest-earning assets was driven by an $8.7 billion increase in average available-for-sale (“AFS”) investment securities and a $3.6 billion increase in average commercial loans (non-PPP) as we actively deployed excess liquidity. These increases were partially offset by declines in average PPP loans and average money market investments.
Excluding PPP loans, total loans and leases increased $4.9 billion, or 10%, to $51.8 billion. The increases were primarily in the commercial and industrial, owner-occupied, municipal, and home equity credit line (“HECL”) portfolios. Total loans and leases increased $1.0 billion, or 2%, from the prior year quarter.
Total deposits increased $3.0 billion, or 4%, from the prior year quarter, primarily due to a $2.2 billion increase in noninterest-bearing deposits. At June 30, 2022, total deposits decreased $3.3 billion from the previous quarter, primarily due to deposit attrition driven by a limited number of customers with deposit balances greater than $50 million. Our loan-to-deposit ratio was 66%, compared with 62% in the prior quarter.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Second Quarter 2022 Financial Performance

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions)	Efficiency Ratio

Net earnings applicable to common shareholders decreased from the second quarter of 2021. The prior year quarter benefited from a ($123) million provision for credit losses, compared with $41 million in the second quarter of 2022.

Diluted earnings per share declined from the second quarter of 2021 as a result of decreased net earnings, the effect of which was partially offset by a 12.2 million decrease in weighted average diluted shares, primarily due to share repurchases.

Adjusted PPNR increased $10 million from the second quarter of 2021, primarily due to growth in customer-related noninterest income. This increase was partially offset by higher adjusted noninterest expense, driven by an increase in salaries and benefits expense.
The efficiency ratio increased from the prior year quarter, primarily as growth in adjusted noninterest expense exceeded growth in adjusted revenue.
Net Interest Income and Net Interest Margin
NET INTEREST INCOME AND NET INTEREST MARGIN

	Three Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2022	2021

Interest and fees on loans [1]	$468	$492	$(24)	(5)%
Interest on money market investments	12	4	8	NM
Interest on securities	128	74	54	73
Total interest income	608	570	38	7
Interest on deposits	7	7	—	—
Interest on short- and long-term borrowings	8	8	—	—
Total interest expense	15	15	—	—
Net interest income	$593	$555	$38	7%

Average interest-earning assets	$84,041	$80,916	$3,125	4%
Average interest-bearing liabilities	$41,234	$40,232	$1,002	2%
			bps
Yield on interest-earning assets [2]	2.94%	2.86%	8
Rate paid on total deposits and interest-bearing liabilities [2]	0.07%	0.08%	(1)
Cost of total deposits [2]	0.03%	0.04%	(1)
Net interest margin [2]	2.87%	2.79%	8
1 Includes interest income recoveries of $4 million and $2 million for the three months ended June 30, 2022, and 2021, respectively.
2 Rates are calculated using amounts in thousands; taxable-equivalent rates are used where applicable.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Net interest income accounted for approximately 78% of our net revenue (net interest income plus noninterest income) for the quarter, and increased $38 million, or 7%, to $593 million, primarily due to growth in average interest-earning assets, a favorable change in earning-asset composition, and a higher interest rate environment.
Average interest-earning assets increased $3.1 billion, or 4%, driven by growth of $8.7 billion in AFS securities and $3.6 billion in commercial loans (ex-PPP). These increases were partially offset by a $5.1 billion decline in average PPP loans and $4.6 billion decrease in average money market investments. Average securities increased to 32% of average interest-earning assets, compared with 22%, as we actively deployed excess liquidity.
The NIM was 2.87%, compared with 2.79%. The yield on average interest-earning assets was 2.94% in the second quarter of 2022, an increase of eight basis points (“bps”), primarily due to an increase in the yield on securities. The average rate paid on interest-bearing liabilities remained relatively stable at 0.14%.
Excluding PPP loans, average loans and leases increased $4.2 billion, or 9%, primarily in the commercial and industrial, owner-occupied, municipal, and home equity credit line portfolios. Total average loans and leases decreased $1.0 billion, or 2%, to $51.8 billion, primarily due to the forgiveness of PPP loans.
The yield on total loans decreased 10 basis points to 3.67%. The yield on non-PPP loans decreased six basis points, due to lower yields on new originations during the past year arising, in part, from promotional rates on commercial owner-occupied loans and home equity credit lines that we utilized to deploy excess liquidity.
During the second quarter of 2022 and 2021, PPP loans totaling $0.6 billion and $2.3 billion, respectively, were forgiven by the Small Business Administration (“SBA”). PPP loans contributed $15 million and $68 million in interest income during the same time periods. The yield on PPP loans was 7.45% and 4.56% for the respective periods, and was positively impacted by accelerated amortization of deferred fees on paid off or forgiven PPP loans. At June 30, 2022 and 2021, the remaining unamortized net deferred fees on PPP loans totaled $11 million and $137 million, respectively.
Average total deposits increased $6.3 billion, or 8%, to $80.9 billion at an average cost of 0.03%, from $74.6 billion at an average cost of 0.04% in the second quarter of 2021. Average interest-bearing liabilities increased $1.0 billion, or 2%. The rate paid on total deposits and interest-bearing liabilities remained relatively stable at 0.07%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Average AFS securities balances increased $8.7 billion, or 51%, to $25.7 billion, mainly due to an increase in our mortgage-backed securities portfolio. The yield on securities increased 26 basis points to 1.97%, largely due to higher interest rates. We expect our securities portfolio to decline modestly over the near term.
Average borrowed funds decreased $0.7 billion, or 34%, to $1.4 billion, mainly due to a decrease in average long-term debt. The average rate paid on total borrowed funds increased 74 bps from the prior year quarter, primarily due to lower-yielding senior debt that was redeemed or matured over the past year. The growth of deposits has allowed us to reduce borrowed funds.
For further discussion of the effects of market rates on net interest income and how we manage interest rate risk, refer to the “Interest Rate and Market Risk Management” section on page 28. For more information on how we manage liquidity risk, refer to the “Liquidity Risk Management” section on page 32.
The following schedule summarizes the average balances, the amount of interest earned or paid, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(Dollar amounts in millions)	Average balance	Amount of interest	Average yield/rate [1]	Average balance	Amount of interest [1]	Average yield/rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$3,113	$5	0.66%	$8,848	$2	0.11%
Federal funds sold and security resell agreements	2,542	7	1.13	1,405	2	0.51
Total money market investments	5,655	12	0.87	10,253	4	0.17
Securities:
Held-to-maturity	485	4	2.96	579	4	2.91
Available-for-sale	25,722	123	1.91	17,041	69	1.63
Trading account	357	4	5.07	211	3	4.43
Total securities [2]	26,564	131	1.97	17,831	76	1.71
Loans held for sale	38	—	0.72	62	1	2.50
Loans and leases [3]
Commercial – excluding PPP loans	28,151	260	3.71	24,560	236	3.85
Commercial – PPP loans	801	15	7.45	5,945	68	4.56
Commercial real estate	12,098	112	3.69	12,037	103	3.46
Consumer	10,734	87	3.24	10,228	89	3.51
Total loans and leases	51,784	474	3.67	52,770	496	3.77
Total interest-earning assets	84,041	617	2.94	80,916	577	2.86
Cash and due from banks	617			579
Allowance for credit losses on loans and debt securities	(480)			(647)
Goodwill and intangibles	1,015			1,015
Other assets	4,712			4,094
Total assets	$89,905			$85,957
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$38,325	$6	0.06%	$35,987	$5	0.06%
Time	1,488	1	0.24	2,108	2	0.42
Total interest-bearing deposits	39,813	7	0.07	38,095	7	0.08
Borrowed funds:
Federal funds purchased and other short-term borrowings	743	1	0.70	834	1	0.06
Long-term debt	678	7	3.79	1,303	7	2.31
Total borrowed funds	1,421	8	2.17	2,137	8	1.43
Total interest-bearing liabilities	41,234	15	0.14	40,232	15	0.15
Noninterest-bearing demand deposits	41,074			36,545
Other liabilities	1,575			1,200
Total liabilities	83,883			77,977
Shareholders’ equity:
Preferred equity	440			544
Common equity	5,582			7,436
Total shareholders’ equity	6,022			7,980
Total liabilities and shareholders’ equity	$89,905			$85,957
Spread on average interest-bearing funds			2.80%			2.71%
Net impact of noninterest-bearing sources of funds			0.07%			0.08%
Net interest margin		$602	2.87%		$562	2.79%
Memo: total loans and leases, excluding PPP loans	$50,983	459	3.61%	$46,825	428	3.67%
Memo: total cost of deposits			0.03%			0.04%
Memo: total deposits and interest-bearing liabilities	82,308	15	0.07%	76,777	15	0.08%
1 Rates are calculated using amounts in thousands and a tax rate of 21% for the periods presented. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
2 Interest on total securities includes $27 million and $29 million of taxable-equivalent premium amortization for the second quarters of 2022 and 2021, respectively.
3 Net of unamortized purchase premiums, discounts, and deferred loan fees and costs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments	$7,336	$18	0.50%	$9,029	$7	0.17%
Securities:
Held-to-maturity	462	7	3.04	620	9	2.95
Available-for-sale	25,485	229	1.81	16,462	135	1.66
Trading account	370	9	4.91	221	5	4.18
Total securities [2]	26,317	245	1.88	17,303	149	1.74
Loans held for sale	48	—	1.44	65	1	2.66
Loans and leases [3]
Commercial – excluding PPP loans	27,597	496	3.63	24,646	470	3.84
Commercial – PPP loans	1,128	39	6.93	6,039	128	4.26
Commercial real estate	12,134	213	3.53	12,085	208	3.48
Consumer	10,501	169	3.24	10,445	184	3.55
Total loans and leases	51,360	917	3.60	53,215	990	3.75
Total interest-earning assets	85,061	1,180	2.80	79,612	1,147	2.90
Cash and due from banks	621			597
Allowance for loan losses	(497)			(710)
Goodwill and intangibles	1,015			1,015
Other assets	4,463			4,012
Total assets	$90,663			$84,526
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$38,726	$11	0.05%	$35,611	$11	0.06%
Time	1,538	2	0.25	2,299	5	0.49
Total interest-bearing deposits	40,264	13	0.06	37,910	16	0.09
Borrowed funds:
Federal funds purchased and other short-term borrowings	669	1	0.42	971	1	0.06
Long-term debt	750	12	3.17	1,314	15	2.31
Total borrowed funds	1,419	13	1.88	2,285	16	1.35
Total interest-bearing liabilities	41,683	26	0.12	40,195	32	0.16
Noninterest-bearing demand deposits	40,980			35,142
Other liabilities	1,422			1,249
Total liabilities	84,085			76,586
Shareholders’ equity:
Preferred equity	440			555
Common equity	6,138			7,385
Total shareholders’ equity	6,578			7,940
Total liabilities and shareholders’ equity	$90,663			$84,526
Spread on average interest-bearing funds			2.68%			2.74%
Net impact of noninterest-bearing sources of funds			0.05%			0.08%
Net interest margin		$1,154	2.73%		$1,115	2.82%
Memo: total loans and leases, excluding PPP loans	$50,232	878	3.52%	$47,176	862	3.68%
Memo: total interest-earning assets, excluding PPP loans	83,933	1,141	2.74%	73,573	1,019	2.79%
Memo: total cost of deposits			0.03%			0.05%
Memo: total deposits and interest-bearing liabilities	82,663	26	0.06%	75,337	32	0.08%
1 Rates are calculated using amounts in thousands and a tax rate of 21% for the periods presented. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
2 Interest on total securities includes $55 million and $59 million of taxable-equivalent premium amortization for the first six months of 2022 and 2021, respectively.
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
The provision for credit losses, which is the combination of both the provision for loan and lease losses and the provision for unfunded lending commitments, was $41 million, compared with $(123) million in the second quarter of 2021. The ACL was $546 million at June 30, 2022, compared with $574 million at June 30, 2021. The ACL increased $32 million from the previous quarter, primarily due to the increased probability of a recession and loan growth. The ACL is informed by our view of economic forecasts, which have changed over the first six months of 2022. The ratio of ACL to net loans and leases (ex-PPP) was 1.05% and 1.22% at June 30, 2022 and 2021, respectively. The provision for securities losses was less than $1 million during the second quarter of 2022 and 2021.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

Changes in Allowance for Credit Losses (in millions)
$574
$(16)
$(15)
$3
$546
June 30, 2021
Economic Forecasts
Credit Quality
Portfolio Changes
June 30, 2022

The bar chart above illustrates the broad categories of change in the ACL from the prior year period. The second bar represents changes in economic forecasts and current economic conditions, which decreased the ACL by $16 million from the prior year quarter.
The third bar represents changes in credit quality factors and includes risk-grade migration and specific reserves against loans, which, when combined, decreased the ACL by $15 million, indicating improvements in overall credit quality. Net loan and lease charge-offs were $9 million, or 0.07% annualized of average loans (ex-PPP), in the second quarter of 2022, compared with net recoveries of $2 million, or 0.02% annualized of average loans (ex-PPP), in the prior year quarter.
The fourth bar represents loan portfolio changes, driven by loan growth (ex-PPP), changes in portfolio mix, the aging of the portfolio, and other risk factors; all of which resulted in a $3 million increase in the ACL.
See “Credit Risk Management” on page 21 and Note 6 in our 2021 Form 10-K for more information on how we determine the appropriate level of the ALLL and the RULC.
Noninterest Income
Noninterest income represents revenue we earn from products and services that generally have no associated interest rate or yield and is classified as either customer-related or noncustomer-related. Customer-related noninterest income excludes items such as securities gains and losses, dividends, insurance-related income, and mark-to-market adjustments on certain derivatives.
Total noninterest income decreased $33 million, or 16%, from $205 million during the prior year quarter. Noninterest income accounted for 22% and 27% of net revenue during the second quarter of 2022 and 2021, respectively. The following schedule presents a comparison of the major components of noninterest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
NONINTEREST INCOME

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2022	2021			2022	2021

Commercial account fees	$37	$34	$3	9%	$78	$66	$12	18%
Card fees	25	24	1	4	50	45	5	11
Retail and business banking fees	20	18	2	11	40	35	5	14
Loan-related fees and income	21	21	—	—	43	46	(3)	(7)
Capital markets and foreign exchange fees	21	17	4	24	36	32	4	13
Wealth management fees	13	12	1	8	27	24	3	13
Other customer-related fees	17	13	4	31	31	24	7	29
Customer-related noninterest income	154	139	15	11	305	272	33	12
Fair value and nonhedge derivative income	10	(5)	15	NM	16	13	3	23
Dividends and other income	7	8	(1)	(13)	9	15	(6)	(40)
Securities gains (losses), net	1	63	(62)	(98)	(16)	74	(90)	NM
Noncustomer-related noninterest income	18	66	(48)	(73)	9	102	(93)	(91)
Total noninterest income	$172	$205	$(33)	(16)%	$314	$374	$(60)	(16)%
Customer-related
Total customer-related noninterest income increased $15 million, or 11%, from the prior year quarter, mainly due to increased customer transaction activity across most fee categories, notably capital markets and foreign exchange fees, other customer-related fees, and commercial account fees.
Retail and business banking fees include overdraft and non-sufficient funds fees. Beginning in the third quarter of 2022, we expect to reduce the rate and frequency with which such fees are assessed. Relative to current activity levels, we expect this will reduce our customer-related noninterest income by approximately $5 million per quarter.
Noncustomer-related
Total noncustomer-related noninterest income decreased $48 million, relative to the prior year quarter. Net securities gains and losses decreased $62 million, mainly due to a large unrealized gain during the prior year period related to the initial public offering (“IPO”) of our SBIC investment in Recursion Pharmaceuticals, Inc.
Fair value and nonhedge derivative income increased $15 million from the prior year period. We recognized a $10 million gain during the quarter related to a credit valuation adjustment (“CVA”) on client-related interest rate swaps, compared with a $5 million CVA loss in the prior year period.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Noninterest Expense
The following schedule presents a comparison of the major components of noninterest expense.
NONINTEREST EXPENSE

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2022	2021			2022	2021

Salaries and employee benefits	$307	$272	$35	13%	$619	$560	$59	11%
Technology, telecom, and information processing	53	49	4	8	105	98	7	7
Occupancy and equipment, net	36	39	(3)	(8)	74	78	(4)	(5)
Professional and legal services	14	18	(4)	(22)	28	39	(11)	(28)
Marketing and business development	9	7	2	29	17	14	3	21
Deposit insurance and regulatory expense	13	7	6	86	23	17	6	35
Credit-related expense	7	6	1	17	14	12	2	17
Other real estate expense, net	—	—	—	NM	1	—	1	NM
Other	25	30	(5)	(17)	47	45	2	4
Total noninterest expense	$464	$428	$36	8%	$928	$863	$65	8%
Adjusted noninterest expense [1]	$463	$419	$44	11%	$927	$859	$68	8%
1 For information on non-GAAP financial measures, see “GAAP to Non-GAAP Reconciliations” on page 4.
Total noninterest expense increased $36 million, or 8%, relative to the prior year quarter. Salaries and benefits expense increased $35 million, or 13%, due to increased incentive compensation accruals arising from improvements in anticipated full-year profitability, inflationary and competitive labor market pressures on wages and benefits, and increased headcount.
Deposit insurance and regulatory expense increased $6 million, driven by a higher Federal Deposit Insurance Corporation (“FDIC”) insurance assessment as a result of changes in balance sheet composition.
Other noninterest expense decreased $5 million, or 17%, primarily due to the success fee accrual in the prior year period related to the IPO of our SBIC investment in Recursion Pharmaceuticals, Inc. Professional and legal services expense decreased $4 million, or 22%, due to reduced third-party assistance associated with PPP loan forgiveness and various other technology-related and outsourced services.
The efficiency ratio was 60.7%, compared with 59.1%. For information on non-GAAP financial measures, including differences between noninterest expense and adjusted noninterest expense, see page 4.
Income Taxes
The following schedule summarizes the income tax expense and effective tax rates for the periods presented:
INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in millions)	2022	2021	2022	2021

Income before income taxes	$260	$455	$515	$866
Income tax expense	57	101	109	190
Effective tax rate	21.9%	22.2%	21.2%	21.9%
See Note 12 of the Notes to Consolidated Financial Statements for more information about the factors that influenced the income tax rates as well as information about deferred income tax assets and liabilities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Preferred Stock Dividends
Preferred stock dividends totaled $8 million and $9 million for the second quarter of 2022 and 2021, respectively.
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
The following schedule provides information related to our technology spend:
TECHNOLOGY SPEND

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021

Technology, telecom, and information processing expense	$53	$49	$105	$98
Other technology-related expense	51	48	100	92
Technology investments	22	24	44	52
Less: related amortization and depreciation	(13)	(14)	(27)	(27)
Total technology spend	$113	$107	$222	$215

Total technology spend increased $6 million, or 6%, from the second quarter of 2021, primarily due to increases in application software licensing and maintenance expense.
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
Investment Securities Portfolio
We invest in securities to generate interest income and to actively manage liquidity, interest rate, and credit risk. Refer to the “Liquidity Risk Management” section on page 32 for additional information about how we manage our liquidity risk. See Note 3 and Note 5 of the Notes to Consolidated Financial Statements for more information on fair value measurements and the accounting for our investment securities portfolio.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The following schedule presents the components of our investment securities portfolio.
INVESTMENT SECURITIES PORTFOLIO

	June 30, 2022			December 31, 2021
(In millions)	Par value	Amortized cost	Estimated fair value	Par value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$614	$614	$578	$441	$441	$443
Available-for-sale
U.S. Treasury securities	555	557	442	155	155	134
U.S. Government agencies and corporations:
Agency securities	908	899	877	833	833	845
Agency guaranteed mortgage-backed securities	23,601	23,768	21,311	20,340	20,549	20,387
Small Business Administration loan-backed securities	818	878	856	867	938	912
Municipal securities	1,658	1,835	1,737	1,489	1,652	1,694
Other debt securities	75	75	74	75	75	76
Total available-for-sale	27,615	28,012	25,297	23,759	24,202	24,048
Total HTM and AFS investment securities	$28,229	$28,626	$25,875	$24,200	$24,643	$24,491
The amortized cost of total held-to-maturity (“HTM”) and AFS investment securities increased $4.0 billion, or 16%, from December 31, 2021. Approximately 8% and 11% of the total HTM and AFS investment securities portfolio were floating rate at June 30, 2022 and December 31, 2021, respectively.
At June 30, 2022, the investment securities portfolio includes $397 million of net premium that is distributed across various asset classes. Total premium amortization for our investment securities was $25 million for the second quarter of 2022, compared with $27 million for the same prior year period. Refer to the “Capital Management” section on page 33 and Note 5 of the Notes to Consolidated Financial Statements for more discussion on our investment securities portfolio and related unrealized gains/losses.
At June 30, 2022, based on the GAAP fair value hierarchy, 1.7% and 98.3% of the $25.3 billion AFS securities portfolio was valued at Level 1 and Level 2, respectively, compared with 0.6% and 99.4% at December 31, 2021. None of the AFS securities portfolio was valued at Level 3 for either period. See Note 3 of the Notes to Consolidated Financial Statements for further discussion of fair value accounting.
Municipalities
We provide products and services to state and local governments (referred to collectively as “municipalities”), including deposit services, loans, and investment banking services. We also invest in securities issued by municipalities. The following schedule summarizes our exposure to state and local municipalities:
EXPOSURE TO MUNICIPALITIES

(In millions)	June 30, 2022	December 31, 2021

Loans and leases	$4,113	$3,658
Held-to-maturity – municipal securities	614	441
Available-for-sale – municipal securities	1,737	1,694
Trading account – municipal securities	287	355
Unfunded lending commitments	285	280
Total direct exposure to municipalities	$7,036	$6,428
The municipal loan and lease portfolio is primarily secured by general obligations of municipal entities. Other types of collateral also include real estate, revenue pledges, or equipment. Our municipal loans and securities primarily relate to municipalities located within our geographic footprint.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
At June 30, 2022, no municipal loans were on nonaccrual. Municipal securities are internally graded, similar to loans, using risk-grading systems which vary based on the size and type of credit risk exposure. The internal risk grades assigned to our municipal securities follow our definitions of Pass, Special Mention, and Substandard, which are consistent with published definitions of regulatory risk classifications. At June 30, 2022, all municipal securities were graded as Pass. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans and securities.
Loan and Lease Portfolio
At June 30, 2022 and December 31, 2021, the ratio of loans and leases to total assets was 60% and 55%, respectively. The largest loan category was commercial and industrial loans, which constituted 29% and 27% of our total loan portfolio for the same periods. The following schedule presents our loans and leases according to major portfolio segment, specific loan class, and percentage of total loans:
LOAN AND LEASE PORTFOLIO

	June 30, 2022		December 31, 2021
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$14,989	28.6%	$13,867	27.3%
PPP	534	1.0	1,855	3.6
Leasing	339	0.6	327	0.6
Owner-occupied	9,208	17.6	8,733	17.2
Municipal	4,113	7.9	3,658	7.2
Total commercial	29,183	55.7	28,440	55.9
Commercial real estate:
Construction and land development	2,659	5.1	2,757	5.4
Term	9,477	18.1	9,441	18.6
Total commercial real estate	12,136	23.2	12,198	24.0
Consumer:
Home equity credit line	3,266	6.2	3,016	5.9
1-4 family residential	6,423	12.3	6,050	11.9
Construction and other consumer real estate	787	1.5	638	1.3
Bankcard and other revolving plans	448	0.9	396	0.8
Other	127	0.2	113	0.2
Total consumer	11,051	21.1	10,213	20.1
Total net loans and leases	$52,370	100.0%	$50,851	100.0%
The loan and lease portfolio increased $1.5 billion from December 31, 2021. Excluding PPP loans, commercial loans increased $2.1 billion, or 8%, driven largely by increases in commercial and industrial loans, owner-occupied loans, and municipal loans of $1.1 billion, $475 million, and $455 million, respectively. Consumer loans increased $838 million, primarily due to increases in 1-4 family residential loans, home equity credit lines, and construction and other consumer real estate loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Other Noninterest-Bearing Investments
Other noninterest-bearing investments are equity investments that are held primarily for capital appreciation, dividends, or for certain regulatory requirements. The following schedule summarizes our related investments:
OTHER NONINTEREST-BEARING INVESTMENTS

(Dollar amounts in millions)	June 30, 2022	December 31, 2021	Amount change	Percent change

Bank-owned life insurance	$541	$537	$4	1%
Federal Home Loan Bank stock	11	11	—	—
Federal Reserve stock	70	81	(11)	(14)
Farmer Mac stock	18	19	(1)	(5)
SBIC investments	165	179	(14)	(8)
Other	35	24	11	46
Total other noninterest-bearing investments	$840	$851	$(11)	(1)%
Total other noninterest-bearing investments decreased $11 million, or 1%, during the first six months of 2022, primarily due to a $14 million decrease in the value of our SBIC investments. This decrease was driven largely by negative mark-to-market adjustments associated with our investment in Recursion Pharmaceuticals, Inc. This investment will continue to be marked-to-market until the SBIC fund manager divests of the shares.
Premises, Equipment, and Software
Net premises, equipment, and software increased $53 million, or 4%, from December 31, 2021, primarily due to capitalized costs related to the construction of a new corporate technology center in Midvale, Utah, which was completed in July 2022, and a new corporate center for Vectra in Denver, Colorado, which is expected to be completed in the fourth quarter of 2022. These new facilities will allow us to achieve efficiencies by eliminating a number of smaller facilities and by reducing related occupancy costs.
We are also in the final phase of a three-phase project to replace our core loan and deposit banking systems, and are on track to convert our deposit servicing system in 2023. Capitalized costs associated with the core system replacement project generally carry a useful life of ten years, and are summarized in the following schedule.
CAPITALIZED COSTS ASSOCIATED WITH THE CORE SYSTEM REPLACEMENT PROJECT

	June 30, 2022
(In millions)	Phase 1	Phase 2	Phase 3	Total

Total amount of capitalized costs, less accumulated depreciation	$34	$59	$178	$271
Deposits
Deposits are a primary funding source. The following schedule presents our deposits by category and percentage of total deposits:
DEPOSITS

	June 30, 2022		December 31, 2021
(Dollar amounts in millions)	Amount	% of total deposits	Amount	% of total deposits

Noninterest-bearing demand	$40,289	51.0%	$41,053	49.6%
Interest-bearing:
Savings and money market	37,346	47.2	40,114	48.4
Time	1,426	1.8	1,622	2.0
Total deposits	$79,061	100.0%	$82,789	100.0%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Total deposits decreased $3.7 billion, or 5%, from December 31, 2021, primarily due to a $3.0 billion decrease in interest-bearing deposits, and a $0.8 billion decrease in noninterest-bearing deposits. Total deposits included $373 million and $381 million of brokered deposits at June 30, 2022 and December 31, 2021, respectively. See “Liquidity Risk Management” on page 32 for additional information on funding and borrowed funds.
Total United States (“U.S.”) time deposits that exceed the current FDIC insurance limit of $250,000 were $430 million and $563 million at June 30, 2022 and December 31, 2021, respectively. The estimated total amount of uninsured deposits, including related interest accrued and unpaid, was $45 billion and $49 billion at June 30, 2022 and December 31, 2021, respectively.
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
U.S. Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the SBA, Federal Housing Authority, U.S. Department of Veterans Affairs, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At June 30, 2022, $965 million of related loans were guaranteed, primarily by the SBA, and include $534 million of PPP loans. The following schedule presents the composition of U.S. government agency guaranteed loans.
U.S. GOVERNMENT AGENCY GUARANTEED LOANS

(Dollar amounts in millions)	June 30, 2022	Percent guaranteed	December 31, 2021	Percent guaranteed

Commercial	$1,071	89%	$2,410	95%
Commercial real estate	17	76	22	73
Consumer	4	100	5	100
Total loans	$1,092	88%	$2,437	94%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
Commercial Lending
The following schedule provides information regarding lending exposures to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP 1

	June 30, 2022		December 31, 2021
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,716	9.3%	$2,536	8.9%
Finance and insurance	2,673	9.2	2,303	8.1
Retail trade	2,629	9.0	2,412	8.5
Healthcare and social assistance	2,356	8.1	2,349	8.2
Manufacturing	2,342	8.0	2,374	8.3
Public Administration	2,218	7.6	1,959	6.9
Wholesale trade	1,857	6.4	1,701	6.0
Utilities [2]	1,461	5.0	1,446	5.1
Construction	1,364	4.7	1,456	5.1
Hospitality and food services	1,210	4.1	1,353	4.8
Educational services	1,194	4.1	1,163	4.1
Mining, quarrying, and oil and gas extraction	1,186	4.1	1,185	4.2
Transportation and warehousing	1,156	4.0	1,273	4.5
Other services (except Public Administration)	1,149	3.9	1,213	4.2
Professional, scientific, and technical services	1,035	3.5	1,084	3.8
Other [3]	2,637	9.0	2,633	9.3
Total	$29,183	100.0%	$28,440	100.0%
1 Industry groups are determined by North American Industry Classification System (“NAICS”) codes.
2 Includes primarily utilities, power, and renewable energy.
3 No other industry group exceeds 2.7%.

Commercial Real Estate Loans
The following schedules present credit quality information for our commercial real estate (“CRE”) loan portfolio segmented by real estate category and collateral location.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)	June 30, 2022
	Collateral Location
Loan type	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	$1,045	$3,110	$438	$664	$1,728	$1,597	$567	$328	$9,477	78.1%
% of loan type	11.0%	32.8%	4.6%	7.0%	18.2%	16.9%	6.0%	3.5%	100.0%
Delinquency rates [2]:
30-89 days	—%	1.4%	—%	—%	—%	0.1%	—%	—%	0.5%
≥ 90 days	—%	—%	—%	—%	0.3%	—%	0.5%	0.3%	0.1%
Accruing loans past due 90 days or more	$—	$—	$—	$—	$—	$—	$3	$—	$3
Nonaccrual loans	$—	$4	$—	$—	$15	$—	$—	$1	$20
Commercial construction and land development
Balance outstanding	$266	$457	$94	$82	$289	$506	$200	$46	$1,940	16.0%
% of loan type	13.7%	23.6%	4.8%	4.2%	14.9%	26.1%	10.3%	2.4%	100.0%
Delinquency rates [2]:
30-89 days	—%	—%	24.4%	—%	—%	—%	—%	—%	1.2%
≥ 90 days	—%	—%	—%	—%	—%	—%	—%	—%	—%
Residential construction and land development [3]
Balance outstanding	$75	$121	$51	$3	$219	$199	$9	$42	$719	5.9%
% of loan type	10.5%	16.8%	7.2%	0.4%	30.4%	27.6%	1.2%	5.9%	100.0%

Total construction and land development	$341	$578	$145	$85	$508	$705	$209	$88	$2,659
Total CRE	$1,386	$3,688	$583	$749	$2,236	$2,302	$776	$416	$12,136	100.0%

(Dollar amounts in millions)	December 31, 2021
	Collateral Location
Loan type	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	$1,038	$3,331	$508	$653	$1,606	$1,408	$444	$453	$9,441	77.4%
% of loan type	11.0%	35.3%	5.4%	6.9%	17.0%	14.9%	4.7%	4.8%	100.0%
Delinquency rates [2]:
30-89 days	—%	0.2%	0.2%	—%	—%	0.1%	—%	—%	0.1%
≥ 90 days	—%	0.1%	—%	—%	0.2%	—%	—%	—%	0.1%
Accruing loans past due 90 days or more	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nonaccrual loans	$—	$3	$—	$—	$17	$—	$—	$—	$20
Commercial construction and land development
Balance outstanding	$242	$405	$94	$107	$475	$543	$181	$40	$2,087	17.1%
% of loan type	11.6%	19.4%	4.5%	5.1%	22.8%	26.0%	8.7%	1.9%	100.0%
Delinquency rates [2]:
30-89 days	—%	—%	—%	—%	—%	—%	13.2%	—%	0.9%
≥ 90 days	—%	—%	—%	—%	—%	—%	—%	—%	—%
Residential construction and land development [3]
Balance outstanding	$82	$167	$44	$2	$162	$167	$9	$37	$670	5.5%
% of loan type	12.3%	25.0%	6.6%	0.2%	24.2%	24.9%	1.3%	5.5%	100.0%

Total construction and land development	$324	$572	$138	$109	$637	$710	$190	$77	$2,757
Total CRE	$1,362	$3,903	$646	$762	$2,243	$2,118	$634	$530	$12,198	100.0%
1 No other geography exceeds $61 million and $65 million for all three loan types at June 30, 2022 and December 31, 2021, respectively.
2 Delinquency rates include nonaccrual loans.
3At June 30, 2022 and December 31, 2021, there was no meaningful delinquency or nonaccrual activity for residential construction and land development loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
At June 30, 2022, our CRE construction and land development and term loan portfolios represented approximately 23% of the total loan portfolio. The majority of our CRE loans are secured by real estate, which is primarily located within our geographic footprint. Approximately 19% of the CRE loan portfolio matures in the next 12 months. Construction and land development loans generally mature in 18 to 36 months and contain full or partial recourse guarantee structures with one- to five-year extension options or roll-to-perm options that often result in term debt. Term CRE loans generally mature within a three- to seven-year period and consist of full, partial, and non-recourse guarantee structures. Typical term CRE loan structures include annually tested operating covenants that require loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value tests.
Approximately $198 million, or 7%, of the commercial construction and land development portfolio at June 30, 2022 consists of acquisition and development loans. Most of these land acquisition and development loans are secured by specific retail, apartment, office, or other projects. For a more comprehensive discussion of CRE loans, see the “Commercial Real Estate Loans” section in our 2021 Form 10-K.
Consumer Loans
We originate first-lien residential home mortgages considered to be of prime quality. We generally hold variable-rate loans in our portfolio and sell “conforming” fixed-rate loans to third parties, including Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, for which we make representations and warranties that the loans meet certain underwriting and collateral documentation standards.
We also originate home equity credit lines. At June 30, 2022 and December 31, 2021, our HECL portfolio totaled $3.3 billion and $3.0 billion, respectively. The following schedule presents the composition of our HECL portfolio by lien status.
HECL PORTFOLIO BY LIEN STATUS

(In millions)	June 30, 2022	December 31, 2021

Secured by first liens	$1,549	$1,503
Secured by second (or junior) liens	1,717	1,513
Total	$3,266	$3,016
At June 30, 2022, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value (“CLTV”) ratios above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores.
Approximately 91% of our HECL portfolio is still in the draw period, and approximately 17% of those loans are scheduled to begin amortizing within the next five years. We believe the risk of loss and borrower default in the event of a loan becoming fully amortizing and the effect of significant interest rate changes is minimal. The ratio of HECL net charge-offs for the trailing twelve months to average balances at June 30, 2022 and December 31, 2021 was 0.00% and (0.01)%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of the HECL portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned (“OREO”) decreased to 0.38% at June 30, 2022, compared with 0.53% at December 31, 2021.
Total nonaccrual loans at June 30, 2022 decreased to $201 million from $271 million at December 31, 2021, reflecting credit quality improvements across most of our loan portfolios.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The balance of nonaccrual loans can decrease due to paydowns, charge-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on nonaccrual. If a restructured loan performs under the new terms for a period of at least six months, the loan can be considered for return to accrual status. See “Restructured Loans” and Note 6 of the Notes to Consolidated Financial Statements for more information on nonaccrual loans.
The following schedule presents our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	June 30, 2022	December 31, 2021

Nonaccrual loans [1]	$201	$271
Other real estate owned [2]	—	1
Total nonperforming assets	$201	$272
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned [2]	0.38%	0.53%
Accruing loans past due 90 days or more	$6	$8
Ratio of accruing loans past due 90 days or more to loans and leases [1]	0.01%	0.02%
Nonaccrual loans[1] and accruing loans past due 90 days or more	$207	$279
Ratio of nonperforming assets[1] and accruing loans past due 90 days or more to loans and leases[1] and other real estate owned [2]	0.39%	0.55%
Accruing loans past due 30-89 days [3]	$123	$70
Nonaccrual loans[1] current as to principal and interest payments	68.7%	70.2%
1 Includes loans held for sale.
2 Does not include banking premises held for sale.
3 Includes $7 million and $35 million of PPP loans at June 30, 2022 and December 31, 2021, respectively, which we expect will be paid in full by either the borrower or the SBA.
Troubled Debt Restructured Loans
Loans may be modified in the normal course of business for competitive reasons or to strengthen our collateral position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which we have granted a concession that we would not otherwise consider, are classified as troubled debt restructurings (“TDRs”). At June 30, 2022 and December 31, 2021, TDRs totaled $275 million and $326 million, respectively. Modifications that qualified for applicable accounting and regulatory exemption for borrowers experiencing financial difficulties exclusively related to the COVID-19 pandemic were not classified and reported as TDRs.
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
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	June 30, 2022	December 31, 2021

Restructured loans – accruing	$214	$221
Restructured loans – nonaccruing	61	105
Total	$275	$326

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is accruing, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021

Balance at beginning of period	$316	$414	$326	$311
New identified TDRs and principal increases	15	63	27	183
Payments and payoffs	(42)	(17)	(62)	(31)
Charge-offs	(1)	(1)	(2)	(3)
No longer reported as TDRs	(3)	—	(3)	—
Sales and other	(10)	(1)	(11)	(2)
Balance at end of period	$275	$458	$275	$458
Allowance for Credit Losses
The ACL includes the ALLL and the RULC. The ACL represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. To determine the adequacy of the allowance, our loan and lease portfolio is segmented based on loan type.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The following schedule shows the changes in the ACL and a summary of credit loss experience:
SUMMARY OF CREDIT LOSS EXPERIENCE

(Dollar amounts in millions)	Six Months Ended June 30, 2022	Twelve Months Ended December 31, 2021	Six Months Ended June 30, 2021

Loans and leases outstanding	$52,370	$50,851	$51,398
Average loans and leases outstanding:
Commercial – excluding PPP loans	27,597	25,014	24,646
Commercial – PPP loans	1,128	4,566	6,039
Commercial real estate	12,134	12,136	12,085
Consumer	10,501	10,267	10,445
Total average loans and leases outstanding	$51,360	$51,983	$53,215
Allowance for loan and lease losses:
Balance at beginning of period	$513	$777	$777
Provision for loan losses	10	(258)	(236)
Charge-offs:
Commercial	28	35	23
Commercial real estate	—	—	—
Consumer	7	13	6
Total	35	48	29
Recoveries:
Commercial	15	29	17
Commercial real estate	—	3	—
Consumer	5	10	6
Total	20	42	23
Net loan and lease charge-offs	15	6	6
Balance at end of period	$508	$513	$535
Reserve for unfunded lending commitments:
Balance at beginning of period	$40	$58	$58
Provision for unfunded lending commitments	(2)	(18)	(19)
Balance at end of period	$38	$40	$39
Total allowance for credit losses:
Allowance for loan and lease losses	$508	$513	$535
Reserve for unfunded lending commitments	38	40	39
Total allowance for credit losses	$546	$553	$574

Ratio of allowance for credit losses to net loans and leases, at period end [1]	1.04%	1.09%	1.12%
Ratio of allowance for credit losses to nonaccrual loans, at period end	280%	204%	188%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	272%	198%	184%
Ratio of total net charge-offs to average loans and leases [2,3]	0.06%	0.01%	0.02%
Ratio of commercial net charge-offs to average commercial loans [3]	0.09%	0.02%	0.04%
Ratio of commercial real estate net charge-offs to average commercial real estate loans [3]	—%	(0.02)%	—%
Ratio of consumer net charge-offs to average consumer loans [3]	0.04%	0.03%	—%
1 The ratio of allowance for credit losses to net loans and leases (excluding PPP loans) was 1.05% at June 30, 2022, 1.13% at December 31, 2021, and 1.22% at June 30, 2021.
2 The annualized ratio of net charge-offs to average loans and leases (excluding PPP loans) was 0.06% at June 30, 2022, 0.01% at December 31, 2021, and 0.03% at June 30, 2021.
3 Ratios are annualized for the periods presented except for the period representing the full twelve months.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The total ACL decreased to $546 million, from $553 million, during the first six months of 2022, primarily due changes in economic forecasts and improvements in overall credit quality.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and standby letters of credit, and decreased $2 million during the first six months of 2022. The reserve is separately recorded on the consolidated balance sheet in “Other liabilities,” and any related increases or decreases in the reserve are recorded on the consolidated income statement in “Provision for unfunded lending commitments.”
See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the ACL and credit trends experienced in each portfolio segment.
Interest Rate and Market Risk Management
Interest rate risk is the potential for reduced net interest income and other rate-sensitive income resulting from adverse changes in the level of interest rates. Market risk is the potential for loss arising from adverse changes in the fair value of fixed-income securities, equity securities, other earning assets, and derivative financial instruments as a result of changes in interest rates or other factors. Because we engage in transactions involving various financial products, we are exposed to both interest rate risk and market risk. For a more comprehensive discussion of our interest rate and market risk management, see the “Interest Rate and Market Risk Management” section in our 2021 Form 10-K.
Interest Rate Risk
Average total deposits increased $6.2 billion, or 8%, from June 30, 2021, and a significant portion of the deposits were invested in fixed-rate, medium-duration AFS securities. The investment in these securities relative to short-duration money market funds resulted in higher earning-asset yields, increased net interest income, and decreased asset sensitivity to rising rates.
Asset sensitivity measures depend upon the assumptions we use for deposit runoff and repricing behavior, which is more uncertain given the higher level of new deposits. As interest rates rise, we expect some customers to move balances from demand deposits to interest-bearing accounts such as money market, savings, or certificates of deposit. Our models are particularly sensitive to the assumption about the rate of such migration.
We also assume a correlation, referred to as a “deposit beta,” with respect to interest-bearing deposits, wherein the rates paid to customers change at a different pace when compared with changes in average benchmark interest rates. Generally, certificates of deposit are assumed to have a high correlation, while interest-bearing checking accounts are assumed to have a lower correlation. We anticipate that changes in deposit rates will lag changes in reference rates. Our modeled cost of total deposits for June 2023 is approximately 0.38% without the effect of additional Federal Reserve rate hikes. Additional rate hikes would be expected to result in further increases to the cost of total deposits.
Actual results may differ materially due to various factors, including the shape of the yield curve, competitive pricing, money supply, our credit worthiness, etc. We use our historical experience as well as industry data to inform our assumptions. The migration and correlation assumptions previously discussed result in deposit durations presented in the following schedule:
DEPOSIT ASSUMPTIONS

	June 30, 2022
Product	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	2.7%	2.9%
Money market	1.8%	1.6%
Savings and interest-bearing checking	2.5%	2.2%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
With interest rates forecast to rise more, the effective duration of deposits has shortened due to higher than expected runoff and migration to more rate-sensitive deposit products.
Additionally, we utilize derivatives to manage interest rate risk. The following schedule presents derivatives that are designated in qualifying hedging relationships at June 30, 2022. Included are the average outstanding derivative notional amounts for each period presented and the weighted average fixed-rate paid or received for each category of cash flow and fair value hedge. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the impact of these hedging relationships on interest income and expense.
DERIVATIVES DESIGNATED IN QUALIFYING HEDGING RELATIONSHIPS

	2022		2023				2024		3Q24 - 2Q25	3Q25 - 2Q26
(Dollar amounts in millions)	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Cash flow hedges
Cash flow asset hedges [1]
Average outstanding notional	$6,033	$6,766	$6,700	$6,233	$5,933	$5,633	$5,200	$4,866	$3,633	$1,971
Weighted-average fixed-rate received	1.54%	1.65%	1.72%	1.70%	1.66%	1.56%	1.44%	1.38%	1.26%	1.23%
	2022 [4]	2023	2024	2025	2026	2027	2028	2029	2030	2031
Fair value hedges
Fair value debt hedges [2,4]
Average outstanding notional	$500	$500	$500	$500	$500	$500	$500	$500	$—	$—
Weighted-average fixed-rate received	1.70%	1.70%	1.70%	1.70%	1.70%	1.70%	1.70%	1.70%	—%	—%
Fair value asset hedges [3,5]
Average outstanding notional	$828	$827	$1,099	$1,212	$1,217	$1,213	$1,208	$1,203	$1,198	$1,192
Weighted-average fixed-rate paid	1.65%	1.65%	1.71%	7.74%	1.74%	1.74%	1.73%	1.73%	1.73%	1.73%
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
4 Represents the remaining two quarters of 2022.
Incorporating the deposit assumptions and the impact of derivatives in qualifying hedging relationships previously discussed, the following schedule presents earnings at risk (“EaR”), or the percentage change in 12-month forward looking net interest income, and our estimated percentage change in economic value of equity (“EVE”). Both EaR and EVE are based on a static balance sheet size under parallel interest rate changes ranging from -100 bps to +300 bps.
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME AND CHANGE IN ECONOMIC VALUE OF EQUITY

	June 30, 2022					December 31, 2021
	Parallel shift in rates (in bps)[1]					Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300	-100	0	+100	+200	+300

Earnings at Risk (EaR)	(5.8)%	—%	5.6%	11.0%	16.4%	(5.2)%	—%	11.2%	22.7%	33.6%
Economic Value of Equity (EVE)	5.9%	—%	(3.1)%	(5.3)%	(7.3)%	20.9%	—%	0.8%	(0.5)%	(1.2)%
1 Assumes rates cannot go below zero in the negative rate shift.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The asset sensitivity, as measured by EaR, decreased during the second quarter of 2022, primarily due to (1) deposit runoff, (2) an increase in receive fixed-rate swap notionals, and (3) a higher level of “base-case” net interest income, which reduced the percentage change for the same modeled dollar change in net interest income.
For interest-bearing deposits with indeterminate maturity, the weighted average modeled beta is 27%. If the weighted average deposit beta were to increase to 40%, the EaR in the +100 bps rate shock would change from 5.6% to 3.9%.
The EaR analysis focuses on parallel rate shocks across the term structure of benchmark interest rates. In a non-parallel rate scenario where the overnight rate increases 200 bps, but the ten-year rate increases only 30 bps, the increase in EaR is modeled to be approximately two-thirds of the change associated with the parallel +200 bps rate change.
We recognize that EaR has inherent limitations in describing expected changes in net interest income in rapidly changing interest rate environments due to a lag in asset and liability repricing behavior. As such, we expect net interest income to change due to “latent” and “emergent” interest rate sensitivity. Unlike EaR, which measures net interest income over 12 months, latent and emergent interest rate sensitivity explains changes in current quarter net interest income (ex-PPP), compared with expected net interest income in the same quarter one year forward.
Latent interest rate sensitivity refers to future changes in net interest income based upon past rate movements that have yet to be fully recognized in revenue, but will be recognized over the near term. We expect latent sensitivity to add approximately 15% to net interest income in second quarter of 2023, compared with the second quarter of 2022 (ex-PPP).
Emergent interest rate sensitivity refers to future changes in net interest income based upon future interest rate movements and is measured from the latent level of net interest income. If interest rates rise consistent with the forward curve at June 30, 2022, we expect emergent sensitivity to add approximately 8% to the latent sensitivity level of net interest income.
Our focus on business banking also plays a significant role in determining the nature of our asset-liability management posture. At June 30, 2022, $23.5 billion of our commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans, approximately 95% are tied to either the prime rate, London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), or American Interbank Offered Rate (“AMERIBOR”). For these variable-rate loans, we have executed $6.5 billion of cash flow hedges by receiving fixed rates on interest rate swaps. Additionally, asset sensitivity is reduced due to $0.4 billion of variable-rate commercial and CRE loans being priced at floored rates at June 30, 2022, which were above the “index plus spread” rate by an average of 22 bps. At June 30, 2022, we also had $3.4 billion of variable-rate consumer loans scheduled to reprice in the next six months, and $0.1 billion were priced at floored rates, which were above the “index plus spread” rate by an average of 6 bps. See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
We have implemented processes, procedures, and systems to ensure contract risk is sufficiently mitigated. New originations, and any modifications or renewals of LIBOR-based contracts, contain fallback language to facilitate transition to an alternative reference rate. For our contracts that referenced LIBOR and had a duration beyond June 2023, all fallback provisions and variations were identified and classified based upon those provisions. By the end of 2021, we had discontinued substantially all new originations and any renewals or modifications referencing LIBOR.
We have a significant number of assets and liabilities that reference LIBOR. At June 30, 2022, we had $24.9 billion in loans (mainly commercial loans), unfunded lending commitments, and securities referencing LIBOR. The amount of borrowed funds referencing LIBOR at June 30, 2022 was less than $1 billion. These amounts exclude derivative assets and liabilities on the consolidated balance sheet. At June 30, 2022, the notional amount of our LIBOR-referenced interest rate derivative contracts was $11.0 billion, of which nearly all related to contracts with central counterparty clearinghouses.
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
At June 30, 2022, we had $304 million of trading assets and $222 million of securities sold, not yet purchased, compared with $372 million and $254 million at December 31, 2021, respectively.
We are exposed to market risk through changes in fair value. This includes market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (“AOCI”) for each financial reporting period. During the second quarter of 2022, the after-tax change in AOCI attributable to AFS securities decreased $698 million, due largely to changes in the interest rate environment, compared with a $34 million increase in the prior year period.
Market Risk – Equity Investments
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds as a strategy to provide beneficial financing, growth, and expansion opportunities to diverse businesses generally in communities within our geographic footprint. Our equity exposure to these investments was $165 million and $179 million at June 30, 2022 and December 31, 2021, respectively. On occasion, some of the companies within our SBIC investment may issue an IPO. In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce additional market risk. See Note 3 of our 2021 Form 10-K for additional information regarding the valuation of our SBIC investments.

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
Strong deposit growth over the past year has contributed to a solid overall liquidity position. At June 30, 2022, our investment securities portfolio of $26.2 billion and cash and money market investments of $4.1 billion, collectively comprised 35% of total assets, compared with $24.9 billion of investment securities, and $13.0 billion of cash and money market investments, collectively comprising 41% of total assets at December 31, 2021. Given that our investment securities portfolio is predominantly comprised of securities for which a strong repurchase market exists, we believe we can readily convert securities to cash to support loan growth through repurchase agreements rather than sales.
Liquidity Management Actions
For the first six months of 2022, the primary sources of cash came from a significant decrease in money market investments and net cash provided by operating activities. Uses of cash during the same period included primarily an increase in investment securities, an increase in loans and leases, and redemption of long-term debt. Cash payments for interest, reflected in operating expenses, were $31 million and $43 million for the first six months of 2022 and 2021, respectively.
Total deposits were $79.1 billion at June 30, 2022, compared with $82.8 billion at December 31, 2021. The decrease in deposits was primarily due to a $2.8 billion decrease in savings and money market deposits, and a $0.8 billion decrease in noninterest-bearing demand deposits. Our core deposits, consisting of noninterest-bearing demand deposits, savings and money market deposits, and time deposits under $250,000, were $78.3 billion at June 30, 2022, compared with $81.9 billion at December 31, 2021. At June 30, 2022, our loan-to-deposit ratio was 66%, compared with 61% at December 31, 2021.
General financial market and economic conditions impact our access to, and cost of, external financing. Access to funding markets is also directly affected by the credit ratings received from various rating agencies. Our credit ratings are presented in the following schedule:

CREDIT RATINGS
as of July 31, 2022:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

Kroll	Positive	A-	BBB+	K2
S&P	Stable	BBB+	BBB	NR
Fitch	Stable	BBB+	BBB	F1
Moody's	Stable	Baa1	NR	NR
The FHLB system and Federal Reserve Banks have been, and continue to be, a significant source of back-up liquidity and funding. We are a member of the FHLB of Des Moines, which allows member banks to borrow against their eligible loans and securities to satisfy liquidity and funding requirements. We are required to invest in FHLB and Federal Reserve stock to maintain our borrowing capacity. At June 30, 2022, our total investment in FHLB and Federal Reserve stock was $11 million and $70 million, respectively, compared with $11 million and $81 million at December 31, 2021.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
The amount available for additional FHLB and Federal Reserve borrowings was $19.0 billion at June 30, 2022, compared with $18.3 billion at December 31, 2021. Loans with a carrying value of $27.0 billion and $26.8 billion at June 30, 2022 and December 31, 2021, respectively, were pledged at the FHLB and the Federal Reserve as collateral for potential borrowings. At both June 30, 2022 and December 31, 2021, we had no FHLB or Federal Reserve borrowings outstanding.
Our AFS investment securities are primarily held as a source of contingent liquidity. We target securities that can be easily turned into cash through repurchase agreements or sales, and whose liquidity value remains relatively stable during market disruptions. We manage our short-term funding needs through secured borrowing with securities pledged as collateral. During the first six months of 2022, our AFS securities balances increased $1.2 billion.
Total borrowed funds decreased $226 million during the first six months of 2022, primarily due to the redemption of $290 million of the 4-year, 3.35% senior notes. The growth of deposits has allowed us to reduce borrowed funds.
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
We continue to utilize stress testing as an important mechanism to inform our decisions on the appropriate level of capital, based upon actual and hypothetically stressed economic conditions, which are comparable in severity to the scenarios published by the Federal Reserve Board (“FRB”). The timing and amount of capital actions are subject to various factors, including our financial performance, business needs, prevailing and anticipated economic conditions, and the results of our internal stress testing, as well as our Board of Directors (“Board”) and Office of the Comptroller of the Currency (“OCC”) approval. Shares may be repurchased occasionally in the open market or through privately negotiated transactions. For a more comprehensive discussion of our capital risk management, see “Capital Management” in our 2021 Form 10-K.
SHAREHOLDERS' EQUITY

(Dollar amounts in millions)	June 30, 2022	December 31, 2021	Amount change	Percent change
Shareholders’ equity:
Preferred stock	$440	$440	$—	—%
Common stock and additional paid-in capital	1,845	1,928	(83)	(4)
Retained earnings	5,447	5,175	272	5
Accumulated other comprehensive income (loss)	(2,100)	(80)	(2,020)	NM
Total shareholders' equity	$5,632	$7,463	$(1,831)	(25)%
Total shareholders’ equity decreased $1.8 billion, or 25%, to $5.6 billion at June 30, 2022, compared with $7.5 billion at December 31, 2021. Common stock and additional paid-in capital decreased $83 million, primarily due to common stock repurchases.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
AOCI decreased $2.0 billion, primarily due to decreases in the fair value of fixed-rate AFS securities as a result of changes in interest rates. Absent any sales or credit impairment of these securities, the unrealized losses will revert back to par over the remaining life of the securities. We have not initiated any sales of AFS securities, nor do we currently intend to sell any identified securities with unrealized losses. Additionally, changes in AOCI do not impact our regulatory capital ratios. Refer to Note 5 of the Notes to Consolidated Financial Statements for more discussion on our investment securities portfolio and their unrealized gains/losses.
Common shares outstanding decreased 1.2 million during the first six months of 2022, primarily due to common stock repurchases. During the second quarter of 2022, we repurchased 0.9 million common shares outstanding for $50 million. In July 2022, the Board approved a plan to repurchase up to $50 million of common shares outstanding during the third quarter of 2022.
CAPITAL DISTRIBUTIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except share data)	2022	2021	2022	2021
Capital distributions:
Preferred dividends paid	$8	$9	$16	$17
Bank preferred stock redeemed	—	126	—	126
Total capital distributed to preferred shareholders	8	135	16	143
Common dividends paid	58	56	116	112
Bank common stock repurchased [1]	50	101	101	151
Total capital distributed to common shareholders	108	157	217	263
Total capital distributed to preferred and common shareholders	$116	$292	$233	$406
Weighted average diluted common shares outstanding (in thousands)	150,838	163,054	151,264	163,468
Common shares outstanding, at period end (in thousands)	150,471	162,248	150,471	162,248
1 Includes amounts related to the common shares acquired from our publicly announced plans and those acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options.
Under the OCC’s “Earnings Limitation Rule,” our dividend payments are restricted to an amount equal to the sum of the total of (1) our net income for that year, and (2) retained earnings for the preceding two years, unless the OCC approves the declaration and payment of dividends in excess of such amount. At June 30, 2022, we had $1.4 billion of retained net profits available for distribution.
We paid common dividends of $58 million, or $0.38 per share, during the second quarter of 2022. In July 2022, the Board declared a regular quarterly dividend of $0.41 per common share, payable on August 25, 2022, to shareholders of record on August 18, 2022. We also paid dividends on preferred stock of $8 million during the second quarter of 2022. See Note 9 of the Notes to Consolidated Financial Statements for additional information about our capital management actions.
Basel III
We are subject to Basel III capital requirements to maintain adequate levels of capital as measured by several regulatory capital ratios. At June 30, 2022, we met all capital adequacy requirements under the Basel III capital rules. Based on our internal stress testing and other assessments of capital adequacy, we believe we hold capital sufficiently in excess of internal and regulatory requirements for well-capitalized banks. The following schedule presents our capital and other performance ratios.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
CAPITAL RATIOS

	June 30, 2022	December 31, 2021	June 30, 2021

Tangible common equity ratio [1]	4.8%	6.5%	7.6%
Tangible equity ratio [1]	5.3	7.0	8.1
Average equity to average assets (three months ended)	6.7	8.3	9.3
Basel III risk-based capital ratios:
Common equity tier 1 capital	9.9	10.2	11.3
Tier 1 leverage	7.4	7.2	8.0
Tier 1 risk-based	10.6	10.9	12.1
Total risk-based	12.3	12.8	14.2
Return on average common equity (three months ended)	14.0	11.5	18.6
Return on average tangible common equity (three months ended) [1]	17.1	13.4	21.6
1 See “GAAP to Non-GAAP Reconciliations” on page 4 for more information regarding these ratios.
Our regulatory tier 1 risk-based capital and total risk-based capital was $6.7 billion and $7.8 billion at June 30, 2022, compared with $6.5 billion and $7.7 billion, respectively, at December 31, 2021. See the “Supervision and Regulation” section and Note 15 of our 2021 Form 10-K for more information about our compliance with the Basel III capital requirements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
ITEM 1.    FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$559	$595
Money market investments:
Interest-bearing deposits	1,249	10,283
Federal funds sold and security resell agreements	2,273	2,133
Investment securities:
Held-to-maturity, at amortized cost (included $578 and $443 at fair value )	614	441
Available-for-sale, at fair value	25,297	24,048
Trading account, at fair value	304	372
Total securities	26,215	24,861
Loans held for sale	42	83
Loans and leases, net of unearned income and fees	52,370	50,851
Less allowance for loan and lease losses	508	513
Loans held for investment, net of allowance	51,862	50,338
Other noninterest-bearing investments	840	851
Premises, equipment and software, net	1,372	1,319
Goodwill and intangibles	1,015	1,015
Other real estate owned	—	8
Other assets	2,357	1,714
Total assets	$87,784	$93,200
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$40,289	$41,053
Interest-bearing:
Savings and money market	37,346	40,114
Time	1,426	1,622
Total deposits	79,061	82,789
Federal funds purchased and other short-term borrowings	1,018	903
Long-term debt	671	1,012
Reserve for unfunded lending commitments	38	40
Other liabilities	1,364	993
Total liabilities	82,152	85,737
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	440	440
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 150,471 and 151,625 shares) and additional paid-in capital	1,845	1,928
Retained earnings	5,447	5,175
Accumulated other comprehensive income (loss)	(2,100)	(80)
Total shareholders’ equity	5,632	7,463
Total liabilities and shareholders’ equity	$87,784	$93,200
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except shares and per share amounts)	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$468	$492	$905	$980
Interest on money market investments	12	4	18	7
Interest on securities	128	74	240	145
Total interest income	608	570	1,163	1,132
Interest expense:
Interest on deposits	7	7	13	16
Interest on short- and long-term borrowings	8	8	13	16
Total interest expense	15	15	26	32
Net interest income	593	555	1,137	1,100
Provision for credit losses:
Provision for loan and lease losses	39	(113)	10	(236)
Provision for unfunded lending commitments	2	(10)	(2)	(19)
Total provision for credit losses	41	(123)	8	(255)
Net interest income after provision for credit losses	552	678	1,129	1,355
Noninterest income:
Commercial account fees	37	34	78	66
Card fees	25	24	50	45
Retail and business banking fees	20	18	40	35
Loan-related fees and income	21	21	43	46
Capital markets and foreign exchange fees	21	17	36	32
Wealth management fees	13	12	27	24
Other customer-related fees	17	13	31	24
Customer-related noninterest income	154	139	305	272
Fair value and nonhedge derivative gain (loss)	10	(5)	16	13
Dividends and other investment income	7	8	9	15
Securities gains (losses), net	1	63	(16)	74
Total noninterest income	172	205	314	374
Noninterest expense:
Salaries and employee benefits	307	272	619	560
Technology, telecom, and information processing	53	49	105	98
Occupancy and equipment, net	36	39	74	78
Professional and legal services	14	18	28	39
Marketing and business development	9	7	17	14
Deposit insurance and regulatory expense	13	7	23	17
Credit-related expense	7	6	14	12
Other real estate expense, net	—	—	1	—
Other	25	30	47	45
Total noninterest expense	464	428	928	863
Income before income taxes	260	455	515	866
Income taxes	57	101	109	190
Net income	203	354	406	676
Preferred stock dividends	(8)	(9)	(16)	(17)
Net earnings applicable to common shareholders	$195	$345	$390	$659
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	150,635	162,742	150,958	163,144
Diluted shares (in thousands)	150,838	163,054	151,264	163,468
Net earnings per common share:
Basic	$1.29	$2.08	$2.56	$3.98
Diluted	1.29	2.08	2.56	3.98
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021

Net income for the period	$203	$354	$406	$676
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	(698)	34	(1,820)	(130)
Net unrealized gains (losses) on other noninterest-bearing investments	(1)	1	(1)	3
Net unrealized holding gains (losses) on derivative instruments	(50)	3	(184)	—
Reclassification adjustment for increase in interest income recognized in earnings on derivative instruments	(5)	(11)	(15)	(23)
Other comprehensive income (loss)	(754)	27	(2,020)	(150)
Comprehensive income (loss)	$(551)	$381	$(1,614)	$526
See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at March 31, 2022	$440	151,348	$—	$1,889	$5,311	$(1,346)	$6,294
Net income for the period					203		203
Other comprehensive loss, net of tax						(754)	(754)
Bank common stock repurchased		(936)		(50)			(50)
Net activity under employee plans and related tax benefits		59		6			6
Dividends on preferred stock					(8)		(8)
Dividends on common stock, $0.38 per share					(58)		(58)
Change in deferred compensation					(1)		(1)
Balance at June 30, 2022	$440	150,471	$—	$1,845	$5,447	$(2,100)	$5,632

Balance at March 31, 2021	$566	163,800	$—	$2,653	$4,566	$148	$7,933
Net income for the period					354		354
Other comprehensive income, net of tax						27	27
Preferred stock redemption	(126)			3	(3)		(126)
Bank common stock repurchased		(1,735)		(101)			(101)
Net activity under employee plans and related tax benefits		183		10			10
Dividends on preferred stock					(9)		(9)
Dividends on common stock, $0.34 per share					(56)		(56)
Change in deferred compensation					1		1
Balance at June 30, 2021	$440	162,248	$—	$2,565	$4,853	$175	$8,033
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2021	$440	151,625	$—	$1,928	$5,175	$(80)	$7,463
Net income for the period					406		406
Other comprehensive loss, net of tax						(2,020)	(2,020)
Bank common stock repurchased		(1,714)		(101)			(101)
Net activity under employee plans and related tax benefits		560		18			18
Dividends on preferred stock					(16)		(16)
Dividends on common stock, $0.76 per share					(116)		(116)
Change in deferred compensation					(2)		(2)
Balance at June 30, 2022	$440	150,471	$—	$1,845	$5,447	$(2,100)	$5,632

Balance at December 31, 2020	$566	164,090	$—	$2,686	$4,309	$325	$7,886
Net income for the period					676		676
Other comprehensive loss, net of tax						(150)	(150)
Preferred stock redemption	(126)			3	(3)		(126)
Bank common stock repurchased		(2,747)		(151)			(151)
Net activity under employee plans and related tax benefits		905		27			27
Dividends on preferred stock					(17)		(17)
Dividends on common stock, $0.68 per share					(113)		(113)
Change in deferred compensation					1		1
Balance at June 30, 2021	$440	162,248	$—	$2,565	$4,853	$175	$8,033

ZIONS BANCORPORATION, NATIONAL ASSOCIATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$406	$676
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	8	(255)
Depreciation and amortization	45	(11)
Share-based compensation	22	19
Deferred income tax expense	29	108
Net decrease in trading securities	67	85
Net decrease in loans held for sale	42	6
Change in other liabilities	389	(1)
Change in other assets	(205)	(259)
Other, net	1	(85)
Net cash provided by operating activities	804	283
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	8,895	(4,961)
Proceeds from maturities and paydowns of investment securities held-to-maturity	48	272
Purchases of investment securities held-to-maturity	(220)	(256)
Proceeds from sales, maturities and paydowns of investment securities available-for-sale	1,915	2,485
Purchases of investment securities available-for-sale	(5,773)	(5,170)
Net change in loans and leases	(1,476)	2,177
Purchases and sales of other noninterest-bearing investments	(1)	4
Purchases of premises and equipment	(102)	(84)
Other, net	11	10
Net cash provided by (used in) investing activities	3,297	(5,523)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(3,728)	6,452
Net change in short-term funds borrowed	115	(831)
Cash paid for preferred stock redemption	—	(126)
Redemption of long-term debt	(290)	—
Proceeds from the issuance of common stock	8	16
Dividends paid on common and preferred stock	(130)	(129)
Bank common stock repurchased	(101)	(151)
Other, net	(11)	(9)
Net cash (used in) provided by financing activities	(4,137)	5,222
Net decrease in cash and due from banks	(36)	(18)
Cash and due from banks at beginning of period	595	543
Cash and due from banks at end of period	$559	$525
Cash paid for interest	$31	$43
Net cash paid for income taxes	4	427
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	—	1
Loans held for investment reclassified to loans held for sale, net	61	27
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2022
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
The results of operations for the six months ended June 30, 2022 and 2021 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and accompanying footnotes included in our 2021 Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation, where applicable. These reclassifications did not affect net income or shareholders’ equity.
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
We evaluated events that occurred between June 30, 2022 and the date the accompanying financial statements were issued, and determined that there were no material events that would require adjustments to our consolidated financial statements or disclosure in the accompanying Notes. As referenced in Note 14 of the Notes to Consolidated Financial Statements, we purchased three Northern Nevada branches and their associated deposit, credit card, and loan accounts in July 2022.
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

ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
This ASU clarifies that contractual restrictions prohibiting the sale of an equity security are not considered part of the unit of account of the equity security, and therefore, are not considered in measuring fair value. The amendments also clarify that an entity cannot recognize and measure a contractual sale restriction as a separate unit of account. The amendments in this ASU also require additional qualitative and quantitative disclosures for equity securities subject to contractual sale restrictions.

The new guidance is effective for calendar year-end public companies beginning January 1, 2024, with early adoption permitted.
Periods beginning after December 15, 2023
The guidance in this ASU is consistent with our current treatment of equity securities subject to contractual sale restrictions and is not expected to impact the fair value measurements of these securities.
We are evaluating supplementary disclosure requirements and additional data needed to meet these requirements. The overall effect of the guidance is not expected to have a material impact on our financial statements.

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
Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	June 30, 2022
	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale securities:
U.S. Treasury, agencies and corporations	$442	$23,044	$—	$23,486
Municipal securities		1,737		1,737
Other debt securities		74		74
Total available-for-sale	442	24,855	—	25,297
Trading account	14	290		304
Other noninterest-bearing investments:
Bank-owned life insurance		541		541
Private equity investments [1]	9		77	86
Other assets:
Agriculture loan servicing and interest-only strips			12	12
Deferred compensation plan assets	117			117
Derivatives:
Derivatives designated as hedges		58		58
Derivatives not designated as hedges		94		94
Total assets	$582	$25,838	$89	$26,509
LIABILITIES
Securities sold, not yet purchased	$222	$—	$—	$222
Other liabilities:
Derivatives:
Derivatives designated as hedges		2		2
Derivatives not designated as hedges		293		293
Total liabilities	$222	$295	$—	$517
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
Rollforward of Level 3 Fair Value Measurements
The following schedule presents a rollforward of assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended				Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
(In millions)	Private equity investments	Ag loan servicing & interest only strips	Private equity investments	Ag loan servicing & interest only strips	Private equity investments	Ag loan servicing & interest only strips	Private equity investments	Ag loan servicing & interest only strips

Balance at beginning of period	$74	$12	$83	$15	$66	$12	$80	$16
Unrealized securities gains (losses), net	—	—	68	—	5	—	69	—
Other noninterest income (expense)	—	—	—	—	—	—	—	(1)
Purchases	3	—	2	—	9	—	6	—
Cost of investments sold	—	—	(4)	—	(3)	—	(6)	—
Transfers out [1]	—	—	(77)	—	—	—	(77)	—
Balance at end of period	$77	$12	$72	$15	$77	$12	$72	$15
1 Represents the transfer of SBIC investments out of Level 3 and into Level 1 because they are now publicly traded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The rollforward of Level 3 instruments includes the following realized gains and losses recognized in securities gains (losses) on the consolidated statement of income for the periods presented:

(In millions)	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Securities gains (losses), net	$—	$(4)	$(2)	$(5)
Nonrecurring Fair Value Measurements
Certain assets and liabilities may be recorded at fair value on a nonrecurring basis, including impaired loans that have been measured based on the fair value of the underlying collateral, other real estate owned (“OREO”), and nonmarketable equity securities. Nonrecurring fair value adjustments typically involve write-downs of individual assets or the application of lower of cost or fair value accounting. At June 30, 2022, we had no assets or liabilities that had fair value changes measured on a nonrecurring basis. At December 31, 2021, we had $2 million of collateral-dependent loans valued as Level 2 measurements, and we recognized $3 million of losses from fair value changes related to these loans. The previous fair values may not be current as of the dates indicated, but rather as of the most recent date the fair value change occurred. For additional information regarding the measurement of fair value for impaired loans, collateral-dependent loans, and OREO, see Note 3 of our 2021 Form 10-K.

Fair Value of Certain Financial Instruments
The following schedule summarizes the carrying values and estimated fair values of certain financial instruments:

	June 30, 2022			December 31, 2021
(In millions)	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Financial assets:
HTM investment securities	$614	$578	2	$441	$443	2
Loans and leases (including loans held for sale), net of allowance	51,904	50,184	3	50,421	50,619	3
Financial liabilities:
Time deposits	1,426	1,401	2	1,622	1,624	2
Long-term debt	671	660	2	1,012	1,034	2
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
4. OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	June 30, 2022
				Gross amounts not offset in the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$2,273	$—	$2,273	$—	$—	$2,273
Derivatives (included in other assets)	152	—	152	(9)	(40)	103
Total assets	$2,425	$—	$2,425	$(9)	$(40)	$2,376
Liabilities:
Federal funds purchased and other short-term borrowings	$1,018	$—	$1,018	$—	$—	$1,018
Derivatives (included in other liabilities)	295	—	295	(9)	—	286
Total liabilities	$1,313	$—	$1,313	$(9)	$—	$1,304

	December 31, 2021
				Gross amounts not offset in the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$2,133	$—	$2,133	$—	$—	$2,133
Derivatives (included in other assets)	219	—	219	(16)	(7)	196
Total assets	$2,352	$—	$2,352	$(16)	$(7)	$2,329
Liabilities:
Federal funds purchased and other short-term borrowings	$903	$—	$903	$—	$—	$903
Derivatives (included in other liabilities)	51	—	51	(16)	(1)	34
Total liabilities	$954	$—	$954	$(16)	$(1)	$937
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
5. INVESTMENTS
Investment Securities
Investment securities are classified as held-to-maturity (“HTM”), available-for-sale (“AFS”), or trading. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. The amortized cost amounts represent the original cost of the investments, adjusted for related amortization or accretion of any purchase premiums or discounts, and for any impairment losses, including credit-related impairment. AFS securities are carried at fair value, and changes in fair value (unrealized gains and losses) are reported as net increases or decreases to accumulated other comprehensive income (“AOCI”), net of related taxes. Trading securities are carried at fair value with gains and losses recognized in current period earnings. The carrying values of our securities do not include accrued interest receivables of $80 million and $65 million at June 30, 2022 and December 31, 2021, respectively. These receivables are presented on the consolidated balance sheet in “Other

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
assets.” See Note 5 of our 2021 Form 10-K for more information related to our accounting for investment securities, and see Note 3 of our 2021 Form 10-K for description of our process to estimate fair value for investment securities.
The following schedule summarizes the amortized cost and estimated fair values of our HTM and AFS securities:

	June 30, 2022
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$614	$—	$36	$578
Available-for-sale
U.S. Treasury securities	557	—	115	442
U.S. Government agencies and corporations:
Agency securities	899	—	22	877
Agency guaranteed mortgage-backed securities	23,768	2	2,459	21,311
Small Business Administration loan-backed securities	878	2	24	856
Municipal securities	1,835	3	101	1,737
Other debt securities	75	—	1	74
Total available-for-sale	28,012	7	2,722	25,297
Total HTM and AFS investment securities	$28,626	$7	$2,758	$25,875

	December 31, 2021
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$441	$4	$2	$443
Available-for-sale
U.S. Treasury securities	155	—	21	134
U.S. Government agencies and corporations:
Agency securities	833	13	1	845
Agency guaranteed mortgage-backed securities	20,549	108	270	20,387
Small Business Administration loan-backed securities	938	2	28	912
Municipal securities	1,652	46	4	1,694
Other debt securities	75	1	—	76
Total available-for-sale	24,202	170	324	24,048
Total HTM and AFS investment securities	$24,643	$174	$326	$24,491
Maturities
The following schedule shows the amortized cost and weighted average yields of debt securities by contractual maturity of principal payments at June 30, 2022. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	June 30, 2022
	Total debt securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollar amounts in millions)	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
Held-to-maturity
Municipal securities [1]	$614	2.84%	$227	2.53%	$137	3.19%	$190	3.03%	$60	2.59%
Available-for-sale
U.S. Treasury securities	557	2.05	—	—	—	—	—	—	557	2.05
U.S. Government agencies and corporations:
Agency securities	899	2.33	31	0.84	340	1.92	285	2.39	243	3.03
Agency guaranteed mortgage-backed securities	23,768	1.79	—	—	391	1.50	1,810	1.93	21,567	1.78
Small Business Administration loan-backed securities	878	1.50	—	—	48	1.51	166	2.41	664	1.27
Municipal securities [1]	1,835	2.40	108	2.07	670	2.61	694	2.18	363	2.55
Other debt securities	75	2.82	—	—	—	—	60	2.61	15	3.67
Total available-for-sale securities	28,012	1.84	139	1.79	1,449	2.11	3,015	2.07	23,409	1.80
Total HTM and AFS investment securities	$28,626	1.86%	$366	2.25%	$1,586	2.20%	$3,205	2.13%	$23,469	1.80%
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.
The following schedule summarizes the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	June 30, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$14	$327	$22	$96	$36	$423
Available-for-sale
U.S. Treasury securities	60	341	55	101	115	442
U.S. Government agencies and corporations:
Agency securities	17	729	5	96	22	825
Agency guaranteed mortgage-backed securities	1,827	17,069	632	3,886	2,459	20,955
Small Business Administration loan-backed securities	1	84	23	637	24	721
Municipal securities	86	1,189	15	84	101	1,273
Other	1	14	—	—	1	14
Total available-for-sale	1,992	19,426	730	4,804	2,722	24,230
Total HTM and AFS investment securities	$2,006	$19,753	$752	$4,900	$2,758	$24,653

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2021
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$1	$88	$1	$68	$2	$156
Available-for-sale
U.S. Treasury securities	—	—	21	134	21	134
U.S. Government agencies and corporations:
Agency securities	1	121	—	1	1	122
Agency guaranteed mortgage-backed securities	231	13,574	39	942	270	14,516
Small Business Administration loan-backed securities	—	27	28	749	28	776
Municipal securities	4	327	—	8	4	335
Other	—	—	—	—	—	—
Total available-for-sale	236	14,049	88	1,834	324	15,883
Total HTM and AFS investment securities	$237	$14,137	$89	$1,902	$326	$16,039
Approximately 488 and 137 HTM and 3,528 and 1,302 AFS investment securities were in an unrealized loss position at June 30, 2022, and December 31, 2021, respectively.
Impairment
We review investment securities quarterly on an individual security basis for the presence of impairment. For additional information on our policy and impairment evaluation process for investment securities, see Note 5 of our 2021 Form 10-K.
AFS Impairment
We did not recognize any impairment on our AFS investment securities portfolio during the first six months of 2022. Unrealized losses primarily relate to changes in interest rates subsequent to purchase and are not attributable to credit. At June 30, 2022, we had not initiated any sales of AFS securities, nor did we have an intent to sell any identified securities with unrealized losses. We do not believe it is more likely than not that we would be required to sell such securities before recovery of their amortized cost basis.
HTM Impairment
For HTM securities, the allowance for credit losses (“ACL”) is assessed consistent with the approach described in Note 6 for loans and leases carried at amortized cost. The ACL on HTM securities was less than $1 million at June 30, 2022. All HTM securities were risk-graded as “Pass” in terms of credit quality and none were past due at June 30, 2022. The amortized cost basis of HTM securities categorized by year acquired is summarized in the following schedule:

	June 30, 2022
	Amortized cost basis by year acquired
(In millions)	2022	2021	2020	2019	2018	Prior	Total Securities
Held-to-maturity	$220	$87	$117	$9	$—	$181	$614

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Securities Gains and Losses Recognized in Income
The following schedule summarizes securities gains and losses recognized in the income statement:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Other noninterest-bearing investments	$1	$—	$66	$3	$5	$21	$80	$6
Net gains (losses) [1]		$1		$63		$(16)		$74
1 Net gains (losses) were recognized in securities gains (losses) in the income statement.
The following schedule presents interest income by security type:

	Three Months Ended June 30,
	2022			2021
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$3	$1	$4	$2	$1	$3
Available-for-sale	109	11	120	61	7	68
Trading	—	4	4	—	3	3
Total securities	$112	$16	$128	$63	$11	$74

	Six Months Ended June 30,
	2022			2021
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$5	$2	$7	$5	$3	$8
Available-for-sale	205	19	224	118	14	132
Trading	—	9	9	—	5	5
Total	$210	$30	$240	$123	$22	$145
At June 30, 2022 and December 31, 2021, investment securities with a carrying value of $3.2 billion and $3.1 billion, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
6. LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
Loans and leases are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	June 30, 2022	December 31, 2021

Loans held for sale	$42	$83
Commercial:
Commercial and industrial	$14,989	$13,867
PPP	534	1,855
Leasing	339	327
Owner-occupied	9,208	8,733
Municipal	4,113	3,658
Total commercial	29,183	28,440
Commercial real estate:
Construction and land development	2,659	2,757
Term	9,477	9,441
Total commercial real estate	12,136	12,198
Consumer:
Home equity credit line	3,266	3,016
1-4 family residential	6,423	6,050
Construction and other consumer real estate	787	638
Bankcard and other revolving plans	448	396
Other	127	113
Total consumer	11,051	10,213
Total loans and leases	$52,370	$50,851
Loans and leases are presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $45 million and $83 million at June 30, 2022 and December 31, 2021, respectively. Amortized cost basis does not include accrued interest receivables of $163 million and $161 million at June 30, 2022 and December 31, 2021, respectively. These receivables are presented in the Consolidated Balance Sheet within the “Other assets” line item.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $198 million at June 30, 2022 and $160 million at December 31, 2021.
Loans with a carrying value of $27.0 billion at June 30, 2022 and $26.8 billion at December 31, 2021 have been pledged at the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Des Moines as collateral for potential borrowings.
We sold loans totaling $187 million and $523 million for the three and six months ended June 30, 2022, and $436 million and $859 million for the three and six months ended June 30, 2021, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of Small Business Administration (“SBA”) loans that are primarily sold to U.S. government agencies or participated to third parties. They do not include loans from the SBA's Paycheck Protection Program (“PPP”). At times, we have continuing involvement in the sold loans in the form of servicing rights or guarantees. Amounts added to loans held for sale during these same periods were $190 million and $487 million for the three and six months ended June 30, 2022, and $428 million and $855 million

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
for the three and six months ended June 30, 2021, respectively. See Note 5 for further information regarding guaranteed securities.
The principal balance of sold loans for which we retain servicing was $3.5 billion at June 30, 2022, and $3.3 billion at December 31, 2021. Income from loans sold, excluding servicing, was $4 million and $10 million for the three and six months ended June 30, 2022, and $7 million and $18 million for the three and six months ended June 30, 2021, respectively.
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
The ACL for AFS and HTM debt securities is estimated separately from loans. For HTM securities, the ACL is estimated consistent with the approach for loans carried at amortized cost. See Note 5 of our 2021 Form 10-K for further discussion of our methodology used to estimate the ACL on AFS and HTM debt securities.
Changes in the ACL are summarized as follows:

	Three Months Ended June 30, 2022
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$282	$102	$94	$478
Provision for loan losses	12	12	15	39
Gross loan and lease charge-offs	15	—	3	18
Recoveries	7	—	2	9
Net loan and lease charge-offs (recoveries)	8	—	1	9
Balance at end of period	$286	$114	$108	$508
Reserve for unfunded lending commitments
Balance at beginning of period	$14	$12	$10	$36
Provision for unfunded lending commitments	(1)	3	—	2
Balance at end of period	$13	$15	$10	$38
Total allowance for credit losses at end of period
Allowance for loan losses	$286	$114	$108	$508
Reserve for unfunded lending commitments	13	15	10	38
Total allowance for credit losses	$299	$129	$118	$546

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2022
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$311	$107	$95	$513
Provision for loan losses	(12)	7	15	10
Gross loan and lease charge-offs	28	—	7	35
Recoveries	15	—	5	20
Net loan and lease charge-offs (recoveries)	13	—	2	15
Balance at end of period	$286	$114	$108	$508
Reserve for unfunded lending commitments
Balance at beginning of period	$19	$11	$10	$40
Provision for unfunded lending commitments	(6)	4	—	(2)
Balance at end of period	$13	$15	$10	$38
Total allowance for credit losses at end of period
Allowance for loan losses	$286	$114	$108	$508
Reserve for unfunded lending commitments	13	15	10	38
Total allowance for credit losses	$299	$129	$118	$546

	Three Months Ended June 30, 2021
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$362	$152	$132	$646
Provision for loan losses	(43)	(41)	(29)	(113)
Gross loan and lease charge-offs	5	—	3	8
Recoveries	7	—	3	10
Net loan and lease charge-offs (recoveries)	(2)	—	—	(2)
Balance at end of period	$321	$111	$103	$535
Reserve for unfunded lending commitments
Balance at beginning of period	$24	$17	$8	$49
Provision for unfunded lending commitments	(3)	(7)	—	(10)
Balance at end of period	$21	$10	$8	$39
Total allowance for credit losses at end of period
Allowance for loan losses	$321	$111	$103	$535
Reserve for unfunded lending commitments	21	10	8	39
Total allowance for credit losses	$342	$121	$111	$574

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2021
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$464	$171	$142	$777
Provision for loan losses	(137)	(60)	(39)	(236)
Gross loan and lease charge-offs	23	—	6	29
Recoveries	17	—	6	23
Net loan and lease charge-offs (recoveries)	6	—	—	6
Balance at end of period	$321	$111	$103	$535
Reserve for unfunded lending commitments
Balance at beginning of period	$30	$20	$8	$58
Provision for unfunded lending commitments	(9)	(10)	—	(19)
Balance at end of period	$21	$10	$8	$39
Total allowance for credit losses at end of period
Allowance for loan losses	$321	$111	$103	$535
Reserve for unfunded lending commitments	21	10	8	39
Total allowance for credit losses	$342	$121	$111	$574
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
The amortized cost basis of loans on nonaccrual status is summarized as follows:

	June 30, 2022
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Loans held for sale	$5	$1	$6	$—
Commercial:
Commercial and industrial	$12	$74	$86	$29
PPP	—	1	1	—
Owner-occupied	25	15	40	1
Total commercial	37	90	127	30
Commercial real estate:
Term	1	19	20	3
Total commercial real estate	1	19	20	3
Consumer:
Home equity credit line	1	9	10	2
1-4 family residential	9	29	38	4
Bankcard and other revolving plans	—	—	—	—
Total consumer loans	10	38	48	6
Total	$48	$147	$195	$39

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2021
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance
Commercial:
Commercial and industrial	$30	$94	$124	$34
PPP	2	1	3	—
Owner-occupied	37	20	57	3
Total commercial	69	115	184	37
Commercial real estate:
Term	6	14	20	3
Total commercial real estate	6	14	20	3
Consumer:
Home equity credit line	4	10	14	2
1-4 family residential	9	43	52	5
Bankcard and other revolving plans	—	1	1	1
Total consumer loans	13	54	67	8
Total	$88	$183	$271	$48
For accruing loans, interest is accrued and interest payments are recognized into interest income according to the contractual loan agreement. For nonaccruing loans, the accrual of interest is discontinued, any uncollected or accrued interest is reversed or written off from interest income in a timely manner (generally within one month), and any payments received on these loans are not recognized into interest income, but are applied as a reduction to the principal outstanding. For the six months ended June 30, 2022 and 2021, there was no interest income recognized on a cash basis during the period the loans were on nonaccrual.
The amount of accrued interest receivables written off by reversing interest income during the period is summarized by loan portfolio segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021

Commercial	$4	$4	$8	$7
Commercial real estate	—	1	—	1
Consumer	—	—	—	—
Total	$4	$5	$8	$8
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Past due loans (accruing and nonaccruing) are summarized as follows:

	June 30, 2022
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$14,937	$31	$21	$52	$14,989	$—	$64
PPP	526	7	1	8	534	—	—
Leasing	339	—	—	—	339	—	—
Owner-occupied	9,191	10	7	17	9,208	2	33
Municipal	4,113	—	—	—	4,113	—	—
Total commercial	29,106	48	29	77	29,183	2	97
Commercial real estate:
Construction and land development	2,636	23	—	23	2,659	—	—
Term	9,423	45	9	54	9,477	3	15
Total commercial real estate	12,059	68	9	77	12,136	3	15
Consumer:
Home equity credit line	3,260	4	2	6	3,266	—	6
1-4 family residential	6,399	6	18	24	6,423	—	19
Construction and other consumer real estate	787	—	—	—	787	—	—
Bankcard and other revolving plans	446	1	1	2	448	1	—
Other	126	1	—	1	127	—	—
Total consumer loans	11,018	12	21	33	11,051	1	25
Total	$52,183	$128	$59	$187	$52,370	$6	$137

	December 31, 2021
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$13,822	$17	$28	$45	$13,867	$2	$91
PPP	1,813	35	7	42	1,855	5	—
Leasing	327	—	—	—	327	—	—
Owner-occupied	8,712	7	14	21	8,733	—	42
Municipal	3,658	—	—	—	3,658	—	—
Total commercial	28,332	59	49	108	28,440	7	133
Commercial real estate:
Construction and land development	2,757	—	—	—	2,757	—	—
Term	9,426	10	5	15	9,441	—	15
Total commercial real estate	12,183	10	5	15	12,198	—	15
Consumer:
Home equity credit line	3,008	4	4	8	3,016	—	10
1-4 family residential	6,018	6	26	32	6,050	—	24
Construction and other consumer real estate	638	—	—	—	638	—	—
Bankcard and other revolving plans	393	2	1	3	396	1	—
Other	112	1	—	1	113	—	—
Total consumer loans	10,169	13	31	44	10,213	1	34
Total	$50,684	$82	$85	$167	$50,851	$8	$182
1 Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is still not expected.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Credit Quality Indicators
In addition to the nonaccrual and past due criteria, we also analyze loans using loan risk grading systems, which vary based on the size and type of credit risk exposure. The internal risk grades assigned to loans follow our definition of Pass, Special Mention, Substandard, and Doubtful, which are consistent with published definitions of regulatory risk classifications.
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
There were $1 million of loans classified as Doubtful at June 30, 2022, compared with none at December 31, 2021.
We generally assign internal risk grades to commercial and commercial real estate (“CRE”) loans with commitments greater than $1 million, based on financial and statistical models, individual credit analysis, and loan officer experience and judgment. For these larger loans, we assign one of multiple risk grades within the Pass classification or one of the risk classifications described previously. We confirm our internal risk grades quarterly, or as soon as we identify information that affects the credit risk of the loan.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	June 30, 2022
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2022	2021	2020	2019	2018	Prior			Total loans
Commercial:
Commercial and industrial
Pass	$1,522	$2,234	$1,116	$955	$627	$409	$7,267	$181	$14,311
Special Mention	—	21	15	3	6	44	137	—	226
Accruing Substandard	13	21	18	107	42	75	87	3	366
Nonaccrual	1	12	3	4	1	15	47	3	86
Total commercial and industrial	1,536	2,288	1,152	1,069	676	543	7,538	187	14,989
PPP
Pass	—	341	192	—	—	—	—	—	533
Nonaccrual	—	—	1	—	—	—	—	—	1
Total PPP	—	341	193	—	—	—	—	—	534
Leasing
Pass	14	85	66	57	55	50	—	—	327
Special Mention	—	—	—	5	1	1	—	—	7
Accruing Substandard	—	—	—	—	—	5	—	—	5
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	14	85	66	62	56	56	—	—	339
Owner-occupied
Pass	1,242	2,396	1,212	969	750	2,027	164	86	8,846
Special Mention	1	6	12	15	19	24	—	1	78
Accruing Substandard	8	12	43	33	62	80	6	—	244
Nonaccrual	—	—	3	7	6	20	4	—	40
Total owner-occupied	1,251	2,414	1,270	1,024	837	2,151	174	87	9,208
Municipal
Pass	736	1,263	904	498	174	522	5	—	4,102
Special Mention	—	—	—	8	—	—	—	—	8
Accruing Substandard	—	—	—	—	—	3	—	—	3
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	736	1,263	904	506	174	525	5	—	4,113
Total commercial	3,537	6,391	3,585	2,661	1,743	3,275	7,717	274	29,183
Commercial real estate:
Construction and land development
Pass	188	702	721	213	2	2	720	45	2,593
Special Mention	1	1	—	22	—	24	—	—	48
Accruing Substandard	9	—	—	9	—	—	—	—	18
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	198	703	721	244	2	26	720	45	2,659
Term
Pass	1,472	2,160	1,587	1,253	937	1,429	224	161	9,223
Special Mention	—	22	—	16	3	8	—	—	49
Accruing Substandard	48	4	36	22	37	38	—	—	185
Nonaccrual	—	—	1	4	1	14	—	—	20
Total term	1,520	2,186	1,624	1,295	978	1,489	224	161	9,477
Total commercial real estate	1,718	2,889	2,345	1,539	980	1,515	944	206	12,136

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	June 30, 2022
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2022	2021	2020	2019	2018	Prior			Total loans
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	3,156	98	3,254
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	7	3	10
Total home equity credit line	—	—	—	—	—	—	3,165	101	3,266
1-4 family residential
Pass	989	1,394	985	652	401	1,960	—	—	6,381
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	2	—	2	—	—	4
Nonaccrual	—	1	3	2	1	31	—	—	38
Total 1-4 family residential	989	1,395	988	656	402	1,993	—	—	6,423
Construction and other consumer real estate
Pass	167	443	130	31	9	7	—	—	787
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	167	443	130	31	9	7	—	—	787
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	444	3	447
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	1	—	1
Nonaccrual	—	—	—	—	—	—	—	—	—
Total bankcard and other revolving plans	—	—	—	—	—	—	445	3	448
Other consumer
Pass	49	40	16	12	6	4	—	—	127
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	49	40	16	12	6	4	—	—	127
Total consumer	1,205	1,878	1,134	699	417	2,004	3,610	104	11,051
Total loans	$6,460	$11,158	$7,064	$4,899	$3,140	$6,794	$12,271	$584	$52,370

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2021
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2021	2020	2019	2018	2016	Prior			Total loans
Commercial:
Commercial and industrial
Pass	$2,561	$1,309	$1,179	$748	$354	$239	$6,594	$121	$13,105
Special Mention	4	17	9	12	1	3	128	1	175
Accruing Substandard	28	22	99	53	31	65	162	3	463
Nonaccrual	14	10	6	3	1	21	51	18	124
Total commercial and industrial	2,607	1,358	1,293	816	387	328	6,935	143	13,867
PPP
Pass	1,317	535	—	—	—	—	—	—	1,852
Nonaccrual	—	3	—	—	—	—	—	—	3
Total PPP	1,317	538	—	—	—	—	—	—	1,855
Leasing
Pass	46	74	70	64	42	19	—	—	315
Special Mention	—	1	4	1	1	—	—	—	7
Accruing Substandard	—	—	—	—	—	5	—	—	5
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	46	75	74	65	43	24	—	—	327
Owner-occupied
Pass	2,420	1,366	1,028	868	695	1,663	177	69	8,286
Special Mention	10	13	19	32	18	50	3	3	148
Accruing Substandard	14	24	41	47	24	79	13	—	242
Nonaccrual	—	4	14	9	9	20	1	—	57
Total owner-occupied	2,444	1,407	1,102	956	746	1,812	194	72	8,733
Municipal
Pass	1,303	963	553	250	327	220	3	—	3,619
Special Mention	—	—	—	—	—	25	—	—	25
Accruing Substandard	—	9	—	—	—	5	—	—	14
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	1,303	972	553	250	327	250	3	—	3,658
Total commercial	7,717	4,350	3,022	2,087	1,503	2,414	7,132	215	28,440
Commercial real estate:
Construction and land development
Pass	640	736	515	94	24	2	650	64	2,725
Special Mention	—	—	1	—	—	—	—	—	1
Accruing Substandard	—	3	28	—	—	—	—	—	31
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	640	739	544	94	24	2	650	64	2,757
Term
Pass	2,407	1,765	1,491	1,066	529	1,401	239	179	9,077
Special Mention	22	39	10	17	8	25	—	4	125
Accruing Substandard	9	9	44	77	14	64	—	2	219
Nonaccrual	—	1	5	1	—	13	—	—	20
Total term	2,438	1,814	1,550	1,161	551	1,503	239	185	9,441
Total commercial real estate	3,078	2,553	2,094	1,255	575	1,505	889	249	12,198

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2021
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2021	2020	2019	2018	2016	Prior			Total loans
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	2,903	96	2,999
Special Mention	—	—	—	—	—	—	1	—	1
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	7	7	14
Total home equity credit line	—	—	—	—	—	—	2,913	103	3,016
1-4 family residential
Pass	1,391	1,021	728	484	681	1,691	—	—	5,996
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	1	—	—	1	—	—	2
Nonaccrual	—	3	3	3	9	34	—	—	52
Total 1-4 family residential	1,391	1,024	732	487	690	1,726	—	—	6,050
Construction and other consumer real estate
Pass	295	232	73	27	4	7	—	—	638
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	295	232	73	27	4	7	—	—	638
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	391	3	394
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	1	—	1
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	393	3	396
Other consumer
Pass	58	23	17	9	4	2	—	—	113
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	58	23	17	9	4	2	—	—	113
Total consumer	1,744	1,279	822	523	698	1,735	3,306	106	10,213
Total loans	$12,539	$8,182	$5,938	$3,865	$2,776	$5,654	$11,327	$570	$50,851
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Information on TDRs, including the amortized cost on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	June 30, 2022
	Amortized cost resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other [1]	Multiple modification types [2]	Total
Accruing
Commercial:
Commercial and industrial	$15	$10	$—	$—	$1	$31	$57
Owner-occupied	—	5	—	9	14	9	37
Municipal	—	8	—	—	—	—	8
Total commercial	15	23	—	9	15	40	102
Commercial real estate:
Term	1	27	—	27	29	1	85
Total commercial real estate	1	27	—	27	29	1	85
Consumer:
Home equity credit line	—	1	5	—	—	1	7
1-4 family residential	3	—	2	—	1	14	20
Total consumer loans	3	1	7	—	1	15	27
Total accruing	19	51	7	36	45	56	214
Nonaccruing
Commercial:
Commercial and industrial	1	3	—	10	3	6	23
Owner-occupied	9	—	—	—	—	8	17
Total commercial	10	3	—	10	3	14	40
Commercial real estate:
Term	—	—	—	11	—	4	15
Total commercial real estate	—	—	—	11	—	4	15
Consumer:
Home equity credit line	—	—	1	—	—	—	1
1-4 family residential	—	1	1	—	—	3	5
Total consumer loans	—	1	2	—	—	3	6
Total nonaccruing	10	4	2	21	3	21	61
Total	$29	$55	$9	$57	$48	$77	$275
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
Unfunded lending commitments on TDRs totaled $11 million and $10 million at June 30, 2022 and December 31, 2021, respectively.
The total amortized cost of all TDRs in which interest rates were modified below market was $87 million at June 30, 2022 and $100 million at December 31, 2021. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the three and six months ended June 30, 2022 and 2021 was not significant.
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
Select information on loans for which the repayment is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulties, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

	June 30, 2022
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Commercial and industrial	$1	Corporate assets	14%
Owner-occupied	2	Land	38%
Commercial real estate:
Term	2	Multi-family	32%
Consumer:
Home equity credit line	2	Single family residential	15%
1-4 family residential	1	Single family residential	36%
Total	$8

	December 31, 2021
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Commercial and industrial	$27	Corporate assets, Single family residential	55%
Owner-occupied	11	Office Building	40%
Commercial real estate:
Term	2	Multi-family, Retail	28%
Consumer:
Home equity credit line	5	Single family residential	45%
1-4 family residential	2	Single family residential	35%
Total	$47
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
At June 30, 2022 and December 31, 2021, we did not have any foreclosed residential real estate property. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $14 million and $10 million for the same periods, respectively.

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
Fair Value Hedges of Liabilities – At June 30, 2022, we had one receive-fixed interest rate swap with a notional amount of $500 million designated in a qualifying fair value hedge relationship of fixed-rate debt. The receive-fixed interest rate swap effectively converts the interest on our fixed-rate debt to floating. During the second quarter of 2022, derivatives designated as fair value hedges of debt decreased in value by $18 million, which was offset by changes in the fair value of the hedged debt instruments as shown in the schedules below. We had no cumulative unamortized debt basis adjustments related to previously terminated fair value hedges of debt at June 30, 2022.
Fair Value Hedges of Assets – At June 30, 2022, we had pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $1.2 billion designated as fair value hedges of certain AFS securities. These swaps effectively convert the fixed interest income to a floating rate on the hedged portion of the securities. During the second quarter of 2022, derivatives designated as fair value hedges of fixed-rate AFS securities increased in value by $97 million, which was offset by changes in value of the hedged securities, as shown in the schedules below. We had $7 million of unamortized basis adjustments to AFS securities from previously designated fair value hedges.
Cash Flow Hedges – At June 30, 2022, we had $6.8 billion notional amount of receive-fixed interest rate swaps designated as cash flow hedges of pools of floating-rate commercial loans. Also during the quarter, our cash flow hedge portfolio decreased in value by $72 million, which was recorded in AOCI. The amounts deferred in AOCI are reclassified into earnings in the periods in which the hedged interest receipts occur (i.e., when the hedged forecasted transactions affect earnings).
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. For a more detailed discussion of collateral and credit risk related to our derivative contracts, see Note 7 of our 2021 Form 10-K.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for by the contractual terms. At June 30, 2022, the fair value of our derivative liabilities was $295 million, for which we were required to pledge cash collateral of $133 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s (“S&P”) or Moody’s at June 30, 2022, there would likely be less than $1 million of additional collateral required to be pledged.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Derivative Amounts
Certain information with respect to notional amounts and recorded gross fair values at June 30, 2022 and December 31, 2021, and the related gain (loss) of derivative instruments is summarized as follows:

	June 30, 2022			December 31, 2021
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets:
Receive-fixed interest rate swaps	$6,833	$—	$2	$6,883	$—	$—
Fair value hedges:
Debt hedges: Receive-fixed interest rate swaps	500	—	—	500	—	—
Asset hedges: Pay-fixed interest rate swaps	1,229	58	—	479	10	—
Total derivatives designated as hedging instruments	8,562	58	2	7,862	10	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives [1]	6,609	14	284	6,587	192	36
Offsetting interest rate derivatives [2]	6,609	298	14	6,587	38	197
Other interest rate derivatives	883	1	—	1,286	6	1
Foreign exchange derivatives	392	4	3	288	3	2
Total derivatives not designated as hedging instruments	14,493	317	301	14,748	239	236
Total derivatives	$23,055	$375	$303	$22,610	$249	$236
1 Customer-facing interest rate derivatives include a net credit valuation adjustment (“CVA”) of $13 million, reducing the fair value of the liability at June 30, 2022, and $3 million, reducing the fair value of the asset at December 31, 2021. These adjustments are required to reflect both our nonperformance risk and that of the respective counterparties.
2 The fair value amounts for these derivatives do not include the settlement amounts for those trades that are centrally cleared. Once the settlement amounts with the clearing houses are included, the total derivative fair values would be the following:

	June 30, 2022		December 31, 2021
(In millions)	Other assets	Other liabilities	Other assets	Other liabilities

Offsetting interest rate derivatives	$75	$6	$8	$12
The amount of derivative gains (losses) from cash flow and fair value hedges that was deferred in other comprehensive income (“OCI”) or recognized in earnings for the six months ended June 30, 2022 and 2021 is shown in the schedules below.

	Three Months Ended June 30, 2022
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges of floating-rate assets:[1]
Purchased interest rate floors	$—	$—	$—
Interest rate swaps	(66)	6	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	1
Basis amortization on terminated hedges [2,3]	—	—	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	(1)
Basis amortization on terminated hedges [2,3]	—	—	—
Total derivatives designated as hedging instruments	$(66)	$6	$—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2022
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$2	$—
Interest rate swaps	(244)	17	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	3
Basis amortization on terminated hedges [2,3]	—	—	1
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	(2)
Basis amortization on terminated hedges [2,3]	—	—	—
Total derivatives designated as hedging instruments	$(244)	$19	$2

	Three Months Ended June 30, 2021
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$2	$—
Interest rate swaps	(4)	13	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	2
Basis amortization on terminated hedges [2,3]	—	—	3
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	(1)
Basis amortization on terminated hedges [2,3]	—	—	—
Total derivatives designated as hedging instruments	$(4)	$15	$4

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2021
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$6	$—
Interest rate swaps	(9)	25	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	4
Basis amortization on terminated hedges [2,3]	—	—	6
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	(1)
Basis amortization on terminated hedges [2,3]	—	—	—
Total derivatives designated as hedging instruments	$(9)	$31	$9
1 For the 12 months following June 30, 2022, we estimate that $94 million of losses will be reclassified from AOCI into interest income, compared with an estimate of $48 million of gains as of June 30, 2021.
2 Adjustment to interest expense resulting from the amortization of the debt basis adjustment on fixed-rate debt previously hedged by terminated receive-fixed interest rate.
3 There was no cumulative unamortized basis adjustment from previously terminated or redesignated fair value debt hedges and $7 million of terminated fair value asset hedges at June 30, 2022, compared with $5 million and $7 million as of June 30, 2021, respectively.
The amount of gains (losses) recognized from derivatives not designated as accounting hedges is summarized as follows:

	Other Noninterest Income/(Expense)
(In millions)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	$(143)	$(411)	$87	$(95)
Offsetting interest rate derivatives	160	441	(89)	117
Other interest rate derivatives	(1)	—	(6)	(10)
Foreign exchange derivatives	8	14	6	11
Total derivatives not designated as hedging instruments	$24	$44	$(2)	$23
The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented.

	Gain/(loss) recorded in income
	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(In millions)	Derivatives [2]	Hedged items	Total income statement impact	Derivatives [2]	Hedged items	Total income statement impact

Debt: Receive-fixed interest rate swaps [1,2]	$(18)	$18	$—	$12	$(12)	$—
Assets: Pay-fixed interest rate swaps [1,2]	97	(97)	—	(25)	25	—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Gain/(loss) recorded in income
	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(In millions)	Derivatives [2]	Hedged items	Total income statement impact	Derivatives [2]	Hedged items	Total income statement impact

Debt: Receive-fixed interest rate swaps [1,2]	$(50)	$50	$—	$(23)	$23	$—
Assets: Pay-fixed interest rate swaps [1,2]	150	(150)	—	23	(23)	—
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
The following schedule provides information regarding basis adjustments for hedged items.

	Par value of hedged assets/(liabilities)		Carrying amount of the hedged assets/(liabilities)[1]		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item
(In millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021

Long-term fixed-rate debt	$(500)	$(500)	$(482)	$(507)	$18	$(7)
Fixed-rate AFS securities	1,229	479	1,132	435	(97)	(44)
1 Carrying amounts displayed above exclude (1) issuance and purchase discounts or premiums, (2) unamortized issuance and acquisition costs, and (3) amounts related to terminated fair value hedges.
8. LEASES
We have operating and finance leases for branches, corporate offices, and data centers. At June 30, 2022, we had 413 branches, of which 273 are owned and 140 are leased. We lease our headquarters in Salt Lake City, Utah. The remaining maturities of our lease commitments range from the year 2022 to 2062, and some lease arrangements include options to extend or terminate the leases.
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
The following schedule presents ROU assets and lease liabilities with associated weighted average remaining life and discount rate:

(Dollar amounts in millions)	June 30, 2022	December 31, 2021
Operating leases
ROU assets, net of amortization	$183	$195
Lease liabilities	209	222
Financing leases
ROU assets, net of amortization	4	4
Lease liabilities	4	4
Weighted average remaining lease term (years)
Operating leases	8.5	8.5
Finance leases	17.8	18.3
Weighted average discount rate
Operating leases	2.8%	2.8%
Finance leases	3.1%	3.1%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Additional information related to lease expense is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021

Lease expense:
Operating lease expense	$12	$12	$24	$24
Other expenses associated with operating leases [1]	12	12	24	25
Total lease expense	$24	$24	$48	$49

Related cash disbursements from operating leases	$12	$12	$25	$25
1 Other expenses primarily relate to property taxes and building and property maintenance.
ROU assets related to new leases totaled $1 million at both June 30, 2022 and December 31, 2021.
Total contractual undiscounted lease payments for operating lease liabilities are summarized in the following schedule by expected due date:

(In millions)	Total undiscounted lease payments

2022 [1]	$24
2023	46
2024	37
2025	27
2026	22
Thereafter	86
Total	$242
1 Contractual maturities for the six months remaining in 2022.
We enter into certain lease agreements where we are the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which we occupy portions of the building. Operating lease income was $3 million for both the second quarter of 2022 and 2021, and $7 million for both the first six months of 2022 and 2021.
We originated equipment leases, considered to be sales-type leases or direct financing leases, totaling $339 million and $327 million at June 30, 2022 and December 31, 2021, respectively. We recorded income of $3 million on these leases for both the second quarter of 2022 and 2021, and $6 million for both the first six months of 2022 and 2021.
9. LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
The long-term debt carrying values in the following schedule represent the par value of the debt, adjusted for any unamortized premium or discount, unamortized debt issuance costs, and basis adjustments for interest rate swaps designated as fair value hedges.
LONG-TERM DEBT

(In millions)	June 30, 2022	December 31, 2021	Amount change	Percent change

Subordinated notes	$540	$590	$(50)	(8)%
Senior notes	127	418	(291)	(70)
Finance lease obligations	4	4	—	—
Total	$671	$1,012	$(341)	(34)%
The decrease in long-term debt was primarily due to the redemption of $290 million of the 4-year, 3.35% senior notes during the first quarter of 2022.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Common Stock
Our common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. At June 30, 2022, there were 150.5 million shares of $0.001 par value common stock outstanding. Common stock and additional paid-in capital totaled $1.8 billion at June 30, 2022, which decreased $83 million, or 4%, from December 31, 2021, primarily due to common stock repurchases. During the first six months of 2022, we repurchased 1.7 million common shares outstanding for $100 million at an average price of $58.82 per share.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income (loss) decreased to a loss of $2.1 billion at June 30, 2022, primarily due to decreases in the fair value of fixed-rate available-for-sale securities as a result of changes in interest rates. Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains/(losses) on investment securities	Net unrealized gains/(losses) on derivatives and other	Pension and post-retirement	Total
Six Months Ended June 30, 2022
Balance at December 31, 2021	$(78)	$—	$(2)	$(80)
OCI (loss) before reclassifications, net of tax	(1,820)	(185)	—	(2,005)
Amounts reclassified from AOCI, net of tax	—	(15)	—	(15)
Other comprehensive loss	(1,820)	(200)	—	(2,020)
Balance at June 30, 2022	$(1,898)	$(200)	$(2)	$(2,100)
Income tax benefit included in OCI (loss)	$(590)	$(65)	$—	$(655)
Six Months Ended June 30, 2021
Balance at December 31, 2020	$258	$69	$(2)	$325
OCI (loss) before reclassifications, net of tax	(130)	3	—	(127)
Amounts reclassified from AOCI, net of tax	—	(23)	—	(23)
Other comprehensive income (loss)	(130)	(20)	—	(150)
Balance at June 30, 2021	$128	$49	$(2)	$175
Income tax benefit included in OCI (loss)	$(42)	$(6)	$—	$(48)

	Amounts reclassified from AOCI [1]				Statement of income (SI)
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI components	2022	2021	2022	2021		Affected line item

Net unrealized gains on derivative instruments	$6	$15	$20	$31	SI	Interest and fees on loans
Income tax expense	2	4	5	8
Amounts reclassified from AOCI	$4	$11	$15	$23
1 Positive reclassification amounts indicate increases to earnings in the income statement.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
10. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES
Commitments and Guarantees
Off-balance sheet financial obligations used to meet the financing needs of our customers include the following:

(In millions)	June 30, 2022	December 31, 2021

Unfunded lending commitments [1]	$27,211	$25,797
Standby letters of credit:
Financial	581	597
Performance	199	245
Commercial letters of credit	17	22
Total unfunded commitments	$28,008	$26,661
1 Net of participations.
Our 2021 Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements. At June 30, 2022, the liability for the guarantees associated with the standby letters of credit was $4 million, which consisted of $1 million attributable to the RULC, and $3 million of deferred commitment fees.
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
In the second quarter of 2022, we were subject to the following material litigation or governmental inquiries:
•a civil suit, JTS Communities, Inc. et. al v. CB&T, Jun Enkoji and Dawn Satow, brought against us in the Superior Court for Sacramento County, California in June 2017. In this case four investors in our former customer, International Manufacturing Group (“IMG”) seek to hold us liable for losses arising from their investments in that company, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. In March 2022, the parties participated in mediation, which resulted in a binding settlement agreement. Our insurers paid the settlement amount under applicable policies. The case was dismissed in May 2022. The settlement did not have a significant financial impact on the Bank.
•a civil class action lawsuit, Evans v. CB&T, brought against us in the United States District Court for the Eastern District of California in May 2017. This case was filed on behalf of a class of up to 50 investors in IMG and seeks to hold us liable for losses of class members arising from their investments in IMG, alleging that we conspired with and knowingly assisted IMG and its principal in furtherance of an alleged Ponzi scheme. In December 2017, the District Court dismissed all claims against the Bank. In January 2018, the plaintiff filed an appeal with the Court of Appeals for the Ninth Circuit. The appeal was heard in early April 2019 with the Court of Appeals reversing the trial court’s dismissal. In March 2022, the parties participated in mediation and an agreement was reached in principle. Our insurers are responsible for the payment of the settlement amount under applicable policies. The settlement agreement has been submitted to the court for its preliminary approval of the agreement and notification of the putative class. There can be no assurance that the proposed settlement

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
will result in a definitive agreement, that the conditions to the settlement will be met or the settlement will be approved by the court. If completed, the proposed settlement is not expected to have a significant financial impact on the Bank.
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
•Five civil class action cases have been filed against us by the same plaintiffs’ attorney, seeking to hold the Bank liable for practices relating to, and disclosures in, its deposit agreement pertaining to fees. Three of the five cases have been dismissed, and two remain pending. Sipple v. Zions Bancorporation, N.A. was brought against us in the District Court of Clark County, Nevada in February 2021 with respect to foreign transaction fees. The following four cases pertain to insufficient fund fees and have similar or overlapping claims: Ward v. Zions Bancorporation, N.A. was brought against us in federal court in the District of Arizona in May 2021 and was dismissed by the court in February 2022. Subsequently, the plaintiff dismissed his appeal of the court’s dismissal of the case. Thornton v. Zions Bancorporation, N.A. was brought against us in federal court in the District of Utah in June 2021 and was dismissed by plaintiff in February 2022. Christensen v. Zions Bancorporation, N.A. was brought against us in California state court in November 2021 and removed to federal court in the Southern District of California in January 2022. Covell v. Zions Bancorporation, N.A. was brought against us in federal court in the Southern District of California in April 2022, and was dismissed by plaintiff in May 2022. The two remaining cases, Sipple and Christensen, are in early phases of litigation.
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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available at June 30, 2022, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $10 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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
11. REVENUE RECOGNITION
We derive our revenue primarily from interest income on loans and securities, which was approximately 76% of our total revenue in the second quarter of 2022. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. For more information about our revenue recognition from contracts, see Note 17 of our 2021 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Disaggregation of Revenue
The schedule below presents net revenue by our operating business segments for the three months ended June 30, 2022 and 2021. Certain prior period amounts have been reclassified to conform with the current period presentation, where applicable. These reclassifications did not affect net income or shareholders’ equity.

	Zions Bank		CB&T		Amegy
(In millions)	2022	2021	2022	2021	2022	2021

Commercial account fees	$12	$11	$7	$6	$11	$10
Card fees	14	15	5	4	8	7
Retail and business banking fees	6	6	3	3	4	4
Capital markets and foreign exchange fees	—	—	—	—	—	—
Wealth management fees	6	5	1	1	4	3
Other customer-related fees	2	2	2	1	2	1
Total noninterest income from contracts with customers (ASC 606)	40	39	18	15	29	25
Other noninterest income (non-ASC 606 customer-related)	6	7	8	9	13	9
Total customer-related noninterest income	46	46	26	24	42	34
Other noncustomer-related noninterest income	3	—	1	1	—	1
Total noninterest income	49	46	27	25	42	35
Net interest income	170	158	142	133	120	116
Total net revenue	$219	$204	$169	$158	$162	$151

	NBAZ		NSB		Vectra
(In millions)	2022	2021	2022	2021	2022	2021

Commercial account fees	$2	$2	$2	$2	$2	$2
Card fees	4	3	4	3	2	1
Retail and business banking fees	2	2	3	3	1	1
Capital markets and foreign exchange fees	—	—	—	—	—	—
Wealth management fees	1	1	1	1	—	—
Other customer-related fees	—	—	—	—	1	1
Total noninterest income from contracts with customers (ASC 606)	9	8	10	9	6	5
Other noninterest income (non-ASC 606 customer-related)	1	2	2	3	2	3
Total customer-related noninterest income	10	10	12	12	8	8
Other noncustomer-related noninterest income	1	1	—	—	—	—
Total noninterest income	11	11	12	12	8	8
Net interest income	55	53	39	37	35	35
Total net revenue	$66	$64	$51	$49	$43	$43

	TCBW		Other		Consolidated Bank
(In millions)	2022	2021	2022	2021	2022	2021

Commercial account fees	$1	$1	$—	$—	$37	$34
Card fees	1	—	(2)	—	36	33
Retail and business banking fees	—	—	1	(1)	20	18
Capital markets and foreign exchange fees	—	—	1	2	1	2
Wealth management fees	—	—	—	—	13	11
Other customer-related fees	—	—	9	8	16	13
Total noninterest income from contracts with customers (ASC 606)	2	1	9	9	123	111
Other noninterest income (non-ASC 606 customer-related)	—	1	(1)	(6)	31	28
Total customer-related noninterest income	2	2	8	3	154	139
Other noncustomer-related noninterest income	—	—	13	63	18	66
Total noninterest income	2	2	21	66	172	205
Net interest income	15	14	17	9	593	555
Total net revenue	$17	$16	$38	$75	$765	$760

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the noninterest income and net revenue by operating segments for the six months ended June 30, 2022 and 2021:

	Zions Bank		CB&T		Amegy
(In millions)	2022	2021	2022	2021	2022	2021

Commercial account fees	$27	$22	$14	$12	$22	$20
Card fees	27	27	10	8	16	13
Retail and business banking fees	12	10	6	6	8	8
Capital markets and foreign exchange fees	—	—	—	—	—	—
Wealth management fees	11	10	2	2	8	6
Other customer-related fees	4	4	3	2	3	3
Total noninterest income from contracts with customers (ASC 606)	81	73	35	30	57	50
Other noninterest income (non-ASC 606 customer-related)	11	12	14	17	22	16
Total customer-related noninterest income	92	85	49	47	79	66
Other noncustomer-related noninterest income	3	—	2	2	—	1
Total noninterest income	95	85	51	49	79	67
Net interest income	326	315	271	263	232	231
Total net revenue	$421	$400	$322	$312	$311	$298

	NBAZ		NSB		Vectra
(In millions)	2022	2021	2022	2021	2022	2021

Commercial account fees	$4	$4	$6	$4	$4	$3
Card fees	7	5	7	6	4	3
Retail and business banking fees	5	4	6	5	2	2
Capital markets and foreign exchange fees	—	—	—	—	—	—
Wealth management fees	2	1	2	2	1	1
Other customer-related fees	1	1	—	—	1	1
Total noninterest income from contracts with customers (ASC 606)	19	15	21	17	12	10
Other noninterest income (non-ASC 606 customer-related)	3	6	4	8	4	6
Total customer-related noninterest income	22	21	25	25	16	16
Other noncustomer-related noninterest income	1	1	—	—	—	—
Total noninterest income	23	22	25	25	16	16
Net interest income	106	105	77	73	68	68
Total net revenue	$129	$127	$102	$98	$84	$84

	TCBW		Other		Consolidated Bank
(In millions)	2022	2021	2022	2021	2022	2021

Commercial account fees	$1	$1	$—	$—	$78	$66
Card fees	1	1	—	—	72	63
Retail and business banking fees	—	—	1	—	40	35
Capital markets and foreign exchange fees	—	—	2	3	2	3
Wealth management fees	—	—	—	—	26	22
Other customer-related fees	—	—	18	13	30	24
Total noninterest income from contracts with customers (ASC 606)	2	2	21	16	248	213
Other noninterest income (non-ASC 606 customer-related)	1	1	(2)	(7)	57	59
Total customer-related noninterest income	3	3	19	9	305	272
Other noncustomer-related noninterest income	—	—	3	98	9	102
Total noninterest income	3	3	22	107	314	374
Net interest income	28	27	29	18	1,137	1,100
Total net revenue	$31	$30	$51	$125	$1,451	$1,474

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in “Other assets” on the consolidated balance sheet. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically not significant.
12. INCOME TAXES
The effective income tax rate was 21.9% for the second quarter of 2022, compared with 22.2% for the same prior year period. The effective tax rates for the first six months of 2022 and 2021 were 21.2% and 21.9%, respectively. These rates were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance (“BOLI”), and were increased by the non-deductibility of Federal Deposit Insurance Corporation (“FDIC”) premiums, certain executive compensation plans, and other fringe benefits. The tax rate for 2022 was lower than the tax rate for the same prior year period, primarily as a result of the proportional increase in nontaxable items and tax credits relative to pretax book income.
At June 30, 2022, we had a net deferred tax asset (“DTA”) totaling $722 million, compared with $96 million at December 31, 2021. On the consolidated balance sheet, the net DTA is included in “Other assets.” The increase in the net DTA was driven largely by the increase in unrealized losses in AOCI associated with investment securities and derivative instruments.
There was no valuation allowance at June 30, 2022 or December 31, 2021. We evaluate DTAs on a regular basis to determine whether a valuation allowance is required. In conducting this evaluation, we consider all available evidence, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. This evaluation includes, but is not limited to (1) available carryback potential to prior tax years; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with DTAs; (3) potential tax planning strategies; and (4) future projected taxable income. Based on this evaluation, we concluded that a valuation allowance was not required at June 30, 2022.
13. NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except shares and per share amounts)	2022	2021	2022	2021
Basic:
Net income	$203	$354	$406	$676
Less common and preferred dividends	66	65	132	129
Less impact from redemption of preferred stock	—	3	—	3
Undistributed earnings	137	286	274	544
Less undistributed earnings applicable to nonvested shares	1	2	2	5
Undistributed earnings applicable to common shares	136	284	272	539
Distributed earnings applicable to common shares	57	56	115	111
Total earnings applicable to common shares	$193	$340	$387	$650
Weighted average common shares outstanding (in thousands)	150,635	162,742	150,958	163,144
Net earnings per common share	$1.29	$2.08	$2.56	$3.98
Diluted:
Total earnings applicable to common shares	$193	$340	$387	$650
Weighted average common shares outstanding (in thousands)	150,635	162,742	150,958	163,144
Dilutive effect of stock options (in thousands)	203	312	306	324
Weighted average diluted common shares outstanding (in thousands)	150,838	163,054	151,264	163,468
Net earnings per common share	$1.29	$2.08	$2.56	$3.98

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021

Restricted stock and restricted stock units	1,251	1,374	1,289	1,394
Stock options	200	7	155	234

14. OPERATING SEGMENT INFORMATION
We manage our operations with a primary focus on geographic area. We conduct our operations primarily through seven separately managed affiliate banks, each with its own local branding and management team, including Zions Bank, California Bank & Trust, Amegy Bank, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. These affiliate banks comprise our primary business segments. Performance assessment and resource allocation are based upon this geographic structure. The operating segment identified as “Other” includes certain non-bank financial service subsidiaries, centralized back-office functions, and eliminations of transactions between segments.
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
At June 30, 2022, Zions Bank operated 95 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. CB&T operated 80 branches in California. Amegy operated 75 branches in Texas. NBAZ operated 56 branches in Arizona. NSB operated 43 branches in Nevada. Vectra operated 34 branches in Colorado and one branch in New Mexico. TCBW operated two branches in Washington and one branch in Oregon.
In July 2022, NSB completed the purchase of three Northern Nevada branches and their associated deposit, credit card, and loan accounts. The purchase included approximately $430 million in deposits and $95 million in commercial and consumer loans.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information for the three months ended June 30, 2022 and 2021:

	Zions Bank		CB&T		Amegy
(In millions)	2022	2021	2022	2021	2022	2021
SELECTED INCOME STATEMENT DATA
Net interest income	$170	$158	$142	$133	$120	$116
Provision for credit losses	1	(8)	16	(32)	5	(45)
Net interest income after provision for credit losses	169	166	126	165	115	161
Noninterest income	49	46	27	25	42	35
Noninterest expense	125	113	84	76	88	84
Income (loss) before income taxes	$93	$99	$69	$114	$69	$112
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$13,120	$13,248	$12,895	$13,053	$11,934	$12,452
Total average deposits	25,035	22,862	16,663	15,602	16,253	15,350

	NBAZ		NSB		Vectra
(In millions)	2022	2021	2022	2021	2022	2021
SELECTED INCOME STATEMENT DATA
Net interest income	$55	$53	$39	$37	$35	$35
Provision for credit losses	6	(14)	3	(12)	10	(11)
Net interest income after provision for credit losses	49	67	36	49	25	46
Noninterest income	11	11	12	12	8	8
Noninterest expense	42	37	37	36	30	29
Income (loss) before income taxes	$18	$41	$11	$25	$3	$25
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,888	$4,950	$2,914	$3,120	$3,527	$3,476
Total average deposits	8,447	7,036	7,546	6,552	4,189	4,388

	TCBW		Other		Consolidated Bank
(In millions)	2022	2021	2022	2021	2022	2021
SELECTED INCOME STATEMENT DATA
Net interest income	$15	$14	$17	$9	$593	$555
Provision for credit losses	1	(1)	(1)	—	41	(123)
Net interest income after provision for credit losses	14	15	18	9	552	678
Noninterest income	2	2	21	66	172	205
Noninterest expense	6	5	52	48	464	428
Income (loss) before income taxes	$10	$12	$(13)	$27	$260	$455
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,579	$1,606	$927	$865	$51,784	$52,770
Total average deposits	1,547	1,500	1,207	1,350	80,887	74,640

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information for the six months ended June 30, 2022 and 2021:

	Zions Bank		CB&T		Amegy
(In millions)	2022	2021	2022	2021	2022	2021
SELECTED INCOME STATEMENT DATA
Net interest income	$326	$315	$271	$263	$232	$231
Provision for credit losses	—	(19)	22	(69)	(22)	(98)
Net interest income after provision for credit losses	326	334	249	332	254	329
Noninterest income	95	85	51	49	79	67
Noninterest expense	248	231	168	156	175	169
Income (loss) before income taxes	$173	$188	$132	$225	$158	$227
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$12,969	$13,488	$12,870	$13,052	$11,865	$12,577
Total average deposits	25,574	22,289	16,566	15,393	16,333	14,800

	NBAZ		NSB		Vectra
(In millions)	2022	2021	2022	2021	2022	2021
SELECTED INCOME STATEMENT DATA
Net interest income	$106	$105	$77	$73	$68	$68
Provision for credit losses	2	(24)	—	(30)	6	(11)
Net interest income after provision for credit losses	104	129	77	103	62	79
Noninterest income	23	22	25	25	16	16
Noninterest expense	82	75	74	72	59	57
Income (loss) before income taxes	$45	$76	$28	$56	$19	$38
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,831	$5,029	$2,866	$3,183	$3,463	$3,463
Total average deposits	8,201	6,791	7,492	6,312	4,243	4,334

	TCBW		Other		Consolidated Bank
(In millions)	2022	2021	2022	2021	2022	2021
SELECTED INCOME STATEMENT DATA
Net interest income	$28	$27	$29	$18	$1,137	$1,100
Provision for credit losses	1	(3)	(1)	(1)	8	(255)
Net interest income after provision for credit losses	27	30	30	19	1,129	1,355
Noninterest income	3	3	22	107	314	374
Noninterest expense	12	11	110	92	928	863
Income (loss) before income taxes	$18	$22	$(58)	$34	$515	$866
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,585	$1,590	$911	$833	$51,360	$53,215
Total average deposits	1,564	1,449	1,271	1,684	81,244	73,052

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate and market risks are among the most significant risks regularly undertaken by us, and they are closely monitored as previously discussed. A discussion regarding our management of interest rate and market risk is included in the section entitled “Interest Rate and Market Risk Management” in this Form 10-Q.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2022. There were no changes in our internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 1A. RISK FACTORS
The following risk factors supplement the risk factors disclosed in our 2021 Form 10-K.
We could be negatively affected by adverse economic conditions
Adverse economic conditions pose significant risks to our business, including our loan and investment portfolios, capital levels, results of operations, and financial condition. Recent indicators of a slowing economy including two consecutive quarters of negative GDP growth, rising interest rates, increased volatility in the financial markets, and uncertainty related to inflationary pressures, including related changes in monetary policies and actions, can increase these risks and lead to lower demand for loans, higher credit losses, decreased values for our investment securities, and lower fee income, among other negative effects.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes our share repurchases for the second quarter of 2022:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs

April	4,775	$58.01	—
May	840,107	53.41	839,531
June	91,374	56.51	91,374
Second quarter	936,256	53.73	930,905
1 Includes common shares acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options under provisions of an employee share-based compensation plan.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
a.Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

10.1	Zions Bancorporation 2020-2022 Value Sharing Plan (filed herewith).

10.2	Zions Bancorporation 2021-2023 Value Sharing Plan (filed herewith).

10.3	Zions Bancorporation 2021-2023 Value Sharing Plan with conditional incentives (filed herewith).

10.4	Zions Bancorporation 2022-2024 Value Sharing Plan (filed herewith).

10.5	Ninth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, effective October 1, 2019 (filed herewith).

10.6	Eleventh Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, effective November 1, 2020 (filed herewith).

10.7	Twelfth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, effective April 1, 2022 (filed herewith).

10.8	Form of Standard Restricted Stock Award Agreement, Zions Bancorporation 2022 Omnibus Incentive Plan (filed herewith).

10.9	Form of Restricted Stock Award Agreement subject to holding requirement, Zions Bancorporation 2022 Omnibus Incentive Plan (filed herewith).

10.10	Form of Standard Restricted Stock Unit Award Agreement, Zions Bancorporation 2022 Omnibus Incentive Plan (filed herewith).

10.11	Form of Restricted Stock Unit Award Agreement subject to holding requirement, Zions Bancorporation 2022 Omnibus Incentive Plan (filed herewith).

10.12	Form of Standard Stock Option Award Agreement, Zions Bancorporation 2022 Omnibus Incentive Plan (filed herewith).

10.13	Form of Standard Directors Stock Award Agreement, Zions Bancorporation 2022 Omnibus Incentive Plan (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in Inline XBRL (i) the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) the Consolidated Statements of Income for the three months ended June 30, 2022 and June 30, 2021 and the six months ended June 30, 2022 and June 30, 2021, (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2022 and June 30, 2021 and the six months ended June 30, 2022 and June 30, 2021, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended June 30, 2022 and June 30, 2021 and the six months ended June 30, 2022 and June 30, 2021, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and June 30, 2021, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.
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
Date: August 4, 2022