Form 10-Q
period 2022-09-30
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2022-11-03
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
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
Number of common shares outstanding at October 31, 2022                        149,617,754 shares

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
These forward-looking statements are not guarantees, nor should they be relied upon as representing management’s views as of any subsequent date. Actual results and outcomes may differ materially from those presented. Although this list is not comprehensive, important factors that may cause material differences include changes in general industry and economic conditions, including inflation, economic slowdown or other economic disruption; securities and capital markets behavior, including volatility and changes in market liquidity; changes and uncertainties in legislation and fiscal, monetary, regulatory, trade, and tax policies; changes in interest and reference rates; the quality and composition of our loan and securities portfolios; our ability to recruit and retain talent, including increased competition for qualified candidates as a result of expanded remote-work opportunities and increased compensation expenses; competitive pressures and other factors that may affect aspects of our business, such as pricing and demand for our products and services; our ability to execute our strategic plans, manage our risks, and achieve our business objectives; our ability to develop and maintain information security systems and controls designed to guard against fraud, cyber, and privacy risks; the effects of the COVID-19 pandemic (including variants) and associated actions that may affect our business, employees, and communities; the effects of the ongoing conflict in Eastern Europe and other local, national, or international disasters, crises, or conflicts that may occur in the future; and governmental and social responses to environmental issues and climate change. These factors, risks, and uncertainties, among others, are discussed in our 2021 Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”).
We caution against the undue reliance on forward-looking statements, which reflect our views only as of the date they are made. Except to the extent required by law, we specifically disclaim any obligation to update any factors or to publicly announce the revisions to any of the forward-looking statements included herein to reflect future events or developments.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Comparisons noted below are calculated for the current quarter compared with the same prior-year period unless otherwise specified. Growth rates of 100% or more are considered not meaningful (“NM”) as they generally reflect a low starting point.
RESULTS OF OPERATIONS
Executive Summary
Our financial results in the third quarter of 2022 reflected strong revenue growth, which was offset by increases in the provision for credit losses and noninterest expense. Diluted earnings per share (“EPS”) decreased to $1.40, compared with $1.45 in the third quarter of 2021.
Notwithstanding a $57 million decrease in interest income from Paycheck Protection Program (“PPP”) loans, net interest income increased $108 million, or 19%, to $663 million, primarily due to a higher interest rate environment and a favorable change in the composition of interest-earning assets. The net interest margin (“NIM”) was 3.24%, compared with 2.68%.
Nonperforming assets decreased $173 million, and classified loans decreased $432 million. Net loan and lease charge-offs were $27 million, or 0.21% of average loans (ex-PPP), compared with net recoveries of $1 million, or 0.01% of average loans (ex-PPP), in the prior year quarter. Despite improvements in most of our credit quality metrics, the provision for credit losses was $71 million, compared with a $(46) million provision in the prior year period, reflecting loan growth and changes in economic scenarios.
Total customer-related noninterest income increased $5 million, or 3%, driven by increases in capital markets and foreign exchange fees, commercial account fees, card fees, and wealth management fees, partially offset by decreases in loan-related fees and retail and business banking fees. Total noninterest income increased $26 million, or 19%, primarily due to unrealized losses recorded during the prior year period related to our Small Business Investment Company (“SBIC”) investment in Recursion Pharmaceuticals, Inc.
Total noninterest expense increased $50 million, or 12%. The increase was driven largely by a $27 million increase in salaries and benefits expense, which was impacted by inflationary and competitive labor market pressures on wages and benefits, increased headcount, and increased incentive compensation accruals arising from improvements in anticipated full-year profitability. Our efficiency ratio was 57.6%, compared with 59.8%, as growth in net revenue outpaced growth in noninterest expense.
Average interest-earning assets decreased $0.7 billion, or 1%, from the prior year quarter, driven by declines in average money market investments and PPP loans, the effects of which were largely offset by growth in average available-for-sale (“AFS”) investment securities and average loans and leases (ex-PPP).
Excluding PPP loans, total loans and leases increased $6.0 billion, or 13%. The increases were primarily in the commercial and industrial, owner-occupied, municipal, consumer 1-4 family residential mortgage, and home equity credit line (“HECL”) portfolios.
Total deposits decreased $1.9 billion, or 2%, primarily due to a $1.7 billion, or 4%, decrease mainly related to more rate-sensitive larger-balance deposits. Total deposits at September 30, 2022 included approximately $400 million of deposit balances acquired from the purchase of three Northern Nevada branches during the third quarter of 2022. Our loan-to-deposit ratio was 71%, compared with 65% in the prior year quarter, which continues to afford us flexibility in managing our funding costs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Third Quarter 2022 Financial Performance

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions)	Efficiency Ratio

Net earnings applicable to common shareholders decreased from the third quarter of 2021, primarily due to a $117 million unfavorable change in the provision for credit losses.
Diluted earnings per share declined from the third quarter of 2021 as a result of decreased net earnings, the effect of which was partially offset by a 10.7 million decrease in weighted average diluted shares, primarily due to share repurchases.

Adjusted pre-provision net revenue (“PPNR”) increased $61 million from the third quarter of 2021, primarily due to growth in adjusted net revenue, driven largely by an increase in net interest income. This increase was partially offset by higher adjusted noninterest expense.
The efficiency ratio improved from the prior year quarter, as growth in adjusted revenue outpaced growth in adjusted noninterest expense, resulting in positive operating leverage.
Net Interest Income and Net Interest Margin
NET INTEREST INCOME AND NET INTEREST MARGIN

	Three Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2022	2021

Interest and fees on loans [1]	$551	$484	$67	14%
Interest on money market investments	24	7	17	NM
Interest on securities	132	78	54	69
Total interest income	707	569	138	24
Interest on deposits	19	7	12	NM
Interest on short- and long-term borrowings	25	7	18	NM
Total interest expense	44	14	30	NM
Net interest income	$663	$555	$108	19%

Average interest-earning assets	$82,474	$83,189	$(715)	(1)%
Average interest-bearing liabilities	$41,398	$40,925	$473	1%
			bps
Yield on interest-earning assets [2]	3.45%	2.75%	70
Rate paid on total deposits and interest-bearing liabilities [2]	0.22%	0.07%	15
Cost of total deposits [2]	0.10%	0.03%	7
Net interest margin [2]	3.24%	2.68%	56
1 Includes interest income recoveries of $2 million and $1 million for the three months ended September 30, 2022, and 2021, respectively.
2 Rates are calculated using amounts in thousands; taxable-equivalent rates are used where applicable.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Net interest income accounted for approximately 80% of our net revenue (net interest income plus noninterest income) for the quarter. Notwithstanding a $57 million decrease in interest income from PPP loans, net interest income increased $108 million, or 19%, primarily due to a higher interest rate environment and a favorable change in the composition of interest-earning assets.
Average interest-earning assets decreased $0.7 billion, or 1%, from the prior year quarter, driven by declines of $9.0 billion and $3.4 billion in average money market investments and average PPP loans, respectively. These decreases were largely offset by increases of $6.2 billion and $5.5 billion in average securities and average loans and leases (ex-PPP), respectively.
The NIM was 3.24%, compared with 2.68%. The yield on average interest-earning assets was 3.45% in the third quarter of 2022, an increase of 70 basis points (“bps”), reflecting a change in the mix of interest-earning assets from money market investments to securities and loans. The yield also benefited from a decrease in the market value of AFS securities due to rising interest rates. The average rate paid on interest-bearing liabilities increased to 0.43%, compared with 0.13%, reflecting the higher interest rate environment and increased short-term borrowings.
Total average loans and leases increased $2.1 billion, or 4%, to $53.0 billion, and were partially offset by decreases in PPP loans, primarily due to forgiveness of these loans by the Small Business Administration (“SBA”). The yield on total loans increased 35 basis points to 4.17%, reflecting the higher interest rate environment. Excluding PPP loans, average loans and leases increased $5.5 billion, or 12%, primarily in the commercial and industrial, owner-occupied, municipal, 1-4 family residential mortgage, and home equity credit line portfolios. The yield on non-PPP loans increased 57 basis points to 4.16%.
During the third quarter of 2022 and 2021, PPP loans totaling $0.2 billion and $1.5 billion, respectively, were forgiven by the SBA. PPP loans contributed $6 million and $63 million in interest income during the same time periods. The yield on PPP loans was 6.28% and 6.66% for the respective periods, and was positively impacted by accelerated amortization of deferred fees on paid off or forgiven PPP loans. At September 30, 2022 and 2021, the remaining unamortized net deferred fees on PPP loans totaled $5 million and $83 million, respectively.
Average total deposits increased $0.1 billion to $77.5 billion at an average cost of 0.10%, from $77.4 billion at an average cost of 0.03% in the third quarter of 2021. The rate paid on total deposits and interest-bearing liabilities was 0.22%, compared with 0.07%. Average noninterest-bearing deposits as a percentage of total deposits were 51%, up

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
slightly from the same prior year period. Our funding costs were well controlled, reflecting the granularity of our deposit base and the extent of our noninterest-bearing deposits.
Average AFS securities balances increased $6.1 billion, or 32%, to $24.9 billion, primarily due to an increase in our agency guaranteed mortgage-backed securities portfolio.
Average borrowed funds increased $1.8 billion, driven by increases in short-term borrowings as a result of loan growth and declines in interest-bearing deposits. These increases were partially offset by a decrease in long-term debt, primarily due to the redemption and maturity of senior notes during the past year.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(Dollar amounts in millions)	Average balance	Amount of interest	Average yield/rate [1]	Average balance	Amount of interest [1]	Average yield/rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$1,233	$7	2.19%	$10,977	$5	0.15%
Federal funds sold and security resell agreements	2,511	17	2.66	1,739	2	0.50
Total money market investments	3,744	24	2.51	12,716	7	0.20
Securities:
Held-to-maturity	560	4	2.88	557	4	2.87
Available-for-sale [2]	24,892	129	2.05	18,814	74	1.56
Trading account	288	3	4.57	199	2	4.41
Total securities [3]	25,740	136	2.10	19,570	80	1.63
Loans held for sale	37	1	5.33	52	—	3.03
Loans and leases [4]
Commercial – excluding PPP loans	28,972	302	4.13	24,854	235	3.76
Commercial – PPP loans	408	6	6.28	3,795	63	6.66
Commercial real estate	12,182	145	4.73	12,144	105	3.42
Consumer	11,391	103	3.61	10,058	86	3.38
Total loans and leases	52,953	556	4.17	50,851	489	3.82
Total interest-earning assets	82,474	717	3.45	83,189	576	2.75
Cash and due from banks	604			597
Allowance for credit losses on loans and debt securities	(515)			(536)
Goodwill and intangibles	1,021			1,015
Other assets	4,923			4,291
Total assets	$88,507			$88,556
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$36,399	$18	0.20%	$37,262	$5	0.05%
Time	1,441	1	0.32	1,829	2	0.32
Total interest-bearing deposits	37,840	19	0.20	39,091	7	0.07
Borrowed funds:
Federal funds purchased and other short-term borrowings	2,885	17	2.33	630	—	0.08
Long-term debt	673	8	4.83	1,204	7	2.34
Total borrowed funds	3,558	25	2.80	1,834	7	1.56
Total interest-bearing liabilities	41,398	44	0.43	40,925	14	0.13
Noninterest-bearing demand deposits	39,623			38,320
Other liabilities	1,743			1,302
Total liabilities	82,764			80,547
Shareholders’ equity:
Preferred equity	440			440
Common equity	5,303			7,569
Total shareholders’ equity	5,743			8,009
Total liabilities and shareholders’ equity	$88,507			$88,556
Spread on average interest-bearing funds			3.02%			2.62%
Net impact of noninterest-bearing sources of funds			0.22%			0.06%
Net interest margin		$673	3.24%		$562	2.68%
Memo: total loans and leases, excluding PPP loans	$52,545	550	4.16%	$47,056	426	3.59%
Memo: total cost of deposits			0.10%			0.03%
Memo: total deposits and interest-bearing liabilities	81,021	44	0.22%	79,245	14	0.07%
1 Rates are calculated using amounts in thousands and a tax rate of 21% for the periods presented. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
2 The fair value of AFS securities at September 30, 2022, and September 30, 2021, was $23.2 billion and $20.5 billion, respectively. In addition to other factors, the yield on AFS securities was positively impacted by the decline in fair value.
3 Interest on total securities includes $27 million and $29 million of taxable-equivalent premium amortization for the third quarter of 2022 and 2021, respectively.
4 Net of unamortized purchase premiums, discounts, and deferred loan fees and costs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate	Average balance	Amount of interest [1]	Average yield/rate
ASSETS
Money market investments:
Interest-bearing deposits	$3,674	$15	0.55%	$8,162	$8	0.13%
Federal funds sold and security resell agreements	2,451	27	1.47	2,109	6	0.37
Total money market investments	6,125	42	0.92	10,271	14	0.18
Securities:
Held-to-maturity	495	11	2.98	599	13	2.92
Available-for-sale [2]	25,285	358	1.89	17,255	209	1.62
Trading account	343	12	4.81	213	7	4.25
Total securities [3]	26,123	381	1.95	18,067	229	1.70
Loans held for sale	44	1	2.55	61	1	2.77
Loans and leases [4]
Commercial – excluding PPP loans	28,060	798	3.80	24,716	705	3.81
Commercial – PPP loans	885	45	6.83	5,283	191	4.84
Commercial real estate	12,151	358	3.93	12,104	313	3.46
Consumer	10,801	272	3.37	10,315	270	3.50
Total loans and leases	51,897	1,473	3.79	52,418	1,479	3.77
Total interest-earning assets	84,189	1,897	3.01	80,817	1,723	2.85
Cash and due from banks	615			597
Allowance for loan losses	(503)			(651)
Goodwill and intangibles	1,017			1,015
Other assets	4,618			4,106
Total assets	$89,936			$85,884
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$37,942	$29	0.10%	$36,168	$16	0.06%
Time	1,505	3	0.27	2,140	7	0.44
Total interest-bearing deposits	39,447	32	0.11	38,308	23	0.08
Borrowed funds:
Federal funds purchased and other short-term borrowings	1,415	18	1.73	856	1	0.07
Long-term debt	724	20	3.69	1,277	22	2.32
Total borrowed funds	2,139	38	2.39	2,133	23	1.41
Total interest-bearing liabilities	41,586	70	0.23	40,441	46	0.15
Noninterest-bearing demand deposits	40,523			36,213
Other liabilities	1,530			1,267
Total liabilities	83,639			77,921
Shareholders’ equity:
Preferred equity	440			516
Common equity	5,857			7,447
Total shareholders’ equity	6,297			7,963
Total liabilities and shareholders’ equity	$89,936			$85,884
Spread on average interest-bearing funds			2.78%			2.70%
Net impact of noninterest-bearing sources of funds			0.12%			0.08%
Net interest margin		$1,827	2.90%		$1,677	2.78%
Memo: total loans and leases, excluding PPP loans	$51,012	1,428	3.74%	$47,135	1,288	3.65%
Memo: total cost of deposits			0.05%			0.04%
Memo: total deposits and interest-bearing liabilities	82,109	70	0.12%	76,654	46	0.15%
1 Rates are calculated using amounts in thousands and a tax rate of 21% for the periods presented. The taxable-equivalent rates used are the rates that were applicable at the time of each respective reporting period.
2 The fair value of AFS securities at September 30, 2022, and September 30, 2021, was $23.2 billion and $20.5 billion, respectively. In addition to other factors, the yield on AFS securities was positively impacted by the decline in fair value.
3 Interest on total securities includes $82 million and $87 million of taxable-equivalent premium amortization for the first nine months of 2022 and 2021, respectively.
4 Net of unamortized purchase premiums, discounts, and deferred loan fees and costs.

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
The provision for credit losses, which is the combination of both the provision for loan and lease losses and the provision for unfunded lending commitments, was $71 million, compared with $(46) million in the third quarter of 2021. The ACL was $590 million at September 30, 2022, compared with $529 million at September 30, 2021. The increase in the ACL was primarily due to growth in the loan portfolio, as well as changes in economic scenarios, which were driven by the increased probability of a recession, the effects of which were partially offset by improvements in credit quality. The ratio of ACL to net loans and leases (ex-PPP) was 1.10% and 1.11% at September 30, 2022 and 2021, respectively. The provision for securities losses was less than $1 million during the third quarter of 2022 and 2021.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Changes in Allowance for Credit Losses (in millions)
$529
$11
$(9)
$59
$590
September 30, 2021
Economic Scenarios
Credit Quality
Portfolio Changes
September 30, 2022

The bar chart above illustrates the broad categories of change in the ACL from the prior year period. The second bar represents changes in economic scenarios and current economic conditions, which increased the ACL by $11 million from the prior year quarter.
The third bar represents changes in credit quality factors and includes risk-grade migration and specific reserves against loans, which, when combined, decreased the ACL by $9 million, indicating improvements in overall credit quality. Nonperforming assets decreased $173 million, or 53%, and classified loans decreased $432 million, or 31%. Net loan and lease charge-offs were $27 million, or 0.21% annualized of average loans (ex-PPP), in the third quarter of 2022, compared with net recoveries of $1 million, or 0.01% annualized of average loans (ex-PPP), in the prior year quarter.
The fourth bar represents loan portfolio changes, driven primarily by loan growth, as well as changes in portfolio mix, the aging of the portfolio, and other risk factors; all of which resulted in a $59 million increase in the ACL.
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
Total noninterest income increased $26 million, or 19%. Noninterest income accounted for approximately 20% of our net revenue during both the third quarter of 2022 and 2021. The following schedule presents a comparison of the major components of noninterest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NONINTEREST INCOME

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2022	2021			2022	2021

Commercial account fees	$40	$34	$6	18%	$118	$100	$18	18%
Card fees	27	25	2	8	77	70	7	10
Retail and business banking fees	17	20	(3)	(15)	57	55	2	4
Loan-related fees and income	18	27	(9)	(33)	61	73	(12)	(16)
Capital markets and foreign exchange fees	25	17	8	47	61	49	12	24
Wealth management fees	14	13	1	8	41	37	4	11
Other customer-related fees	15	15	—	—	46	39	7	18
Customer-related noninterest income	156	151	5	3	461	423	38	9

Fair value and nonhedge derivative income	4	2	2	NM	20	15	5	33
Dividends and other income (loss)	(1)	9	(10)	NM	8	24	(16)	(67)
Securities gains (losses), net	6	(23)	29	NM	(10)	51	(61)	NM
Noncustomer-related noninterest income	9	(12)	21	NM	18	90	(72)	(80)
Total noninterest income	$165	$139	$26	19%	$479	$513	$(34)	(7)%
Customer-related
Total customer-related noninterest income increased $5 million, or 3%, from the prior year quarter, driven by increases in capital markets and foreign exchange fees, commercial account fees, card fees, and wealth management fees. Capital markets and foreign exchange fees benefited from improved customer swap, foreign exchange, and syndication activity. These increases were partially offset by a decrease in loan-related fees, primarily due to an increased proportion of our 1-4 family residential mortgage production being retained versus sold, and a decrease in retail and business banking fees. The latter decrease was due largely to previously disclosed changes in our overdraft and non-sufficient funds practices, including the rate and frequency with which we assess related fees. These changes were effected early in the third quarter of 2022.
Noncustomer-related
Total noncustomer-related noninterest income increased $21 million, relative to the prior year quarter. Net securities gains increased $29 million, due largely to unrealized losses recorded during the prior year period related to our SBIC investment in Recursion Pharmaceuticals, Inc. Dividends and other income (loss) decreased $10 million from the prior year period, primarily due to a $6 million valuation loss recognized on one of our equity investments in the current period.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Noninterest Expense
The following schedule presents a comparison of the major components of noninterest expense.
NONINTEREST EXPENSE

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2022	2021			2022	2021

Salaries and employee benefits	$312	$285	$27	9%	$931	$845	$86	10%
Technology, telecom, and information processing	53	50	3	6	158	148	10	7
Occupancy and equipment, net	38	37	1	3	112	115	(3)	(3)
Professional and legal services	14	17	(3)	(18)	42	56	(14)	(25)
Marketing and business development	11	9	2	22	28	22	6	27
Deposit insurance and regulatory expense	13	8	5	63	36	25	11	44
Credit-related expense	8	7	1	14	22	19	3	16
Other real estate expense, net	—	—	—	NM	1	—	1	NM
Other	30	16	14	88	77	62	15	24
Total noninterest expense	$479	$429	$50	12%	$1,407	$1,292	$115	9%
Adjusted noninterest expense [1]	$477	$432	$45	10%	$1,404	$1,291	$113	9%
1 For information on non-GAAP financial measures, see “Non-GAAP Financial Measures” on page 33.
Total noninterest expense increased $50 million, or 12%, relative to the prior year quarter. Salaries and benefits expense increased $27 million, or 9%, due to the impact of inflationary and competitive labor market pressures on wages and benefits, increased headcount, and increased incentive compensation accruals arising from improvements in anticipated full-year profitability.
Other noninterest expense increased $14 million, primarily due to the reversal of a success fee accrual in the prior year period related to our SBIC investment in Recursion Pharmaceuticals, Inc., as well as increased travel and certain other expenses incurred during the current period. Deposit insurance and regulatory expense increased $5 million, driven largely by a higher Federal Deposit Insurance Corporation (“FDIC”) insurance assessment resulting from changes in the balance sheet composition.
Professional and legal services expense decreased $3 million, or 18%, due to third-party assistance associated with PPP loan forgiveness and other technology-related and outsourced services utilized in the prior year period.
The efficiency ratio was 57.6%, compared with 59.8%, as growth in net revenue outpaced growth in noninterest expense. For information on non-GAAP financial measures, including differences between noninterest expense and adjusted noninterest expense, see page 33.
Income Taxes
The following schedule summarizes the income tax expense and effective tax rates for the periods presented:
INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in millions)	2022	2021	2022	2021

Income before income taxes	$278	$311	$793	$1,177
Income tax expense	61	71	170	261
Effective tax rate	21.9%	22.8%	21.4%	22.2%
See Note 12 of the Notes to Consolidated Financial Statements for more information about the factors that influenced the income tax rates as well as information about deferred income tax assets and liabilities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Preferred Stock Dividends
Preferred stock dividends totaled $6 million for both the third quarter of 2022 and 2021.
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
The following schedule provides information related to our technology spend:
TECHNOLOGY SPEND

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021

Technology, telecom, and information processing expense	$53	$50	$158	$148
Other technology-related expense	52	48	152	140
Technology investments	21	28	65	80
Less: related amortization and depreciation	(14)	(13)	(41)	(40)
Total technology spend	$112	$113	$334	$328
Total technology spend remained relatively flat compared with the prior year period, as increases in related expenses were offset by reduced technology investments.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the components of our investment securities portfolio.
INVESTMENT SECURITIES PORTFOLIO

	September 30, 2022			December 31, 2021
(In millions)	Par value	Amortized cost	Estimated fair value	Par value	Amortized cost	Estimated fair value
Held-to-maturity
Municipal securities	$423	$423	$379	$441	$441	$443
Available-for-sale
U.S. Treasury securities	555	557	394	155	155	134
U.S. Government agencies and corporations:
Agency securities	859	851	807	833	833	845
Agency guaranteed mortgage-backed securities	23,002	23,162	19,566	20,340	20,549	20,387
Small Business Administration loan-backed securities	740	793	766	867	938	912
Municipal securities	1,611	1,780	1,626	1,489	1,652	1,694
Other debt securities	75	75	74	75	75	76
Total available-for-sale	26,842	27,218	23,233	23,759	24,202	24,048
Total HTM and AFS investment securities	$27,265	$27,641	$23,612	$24,200	$24,643	$24,491
The amortized cost of total held-to-maturity (“HTM”) and AFS investment securities increased $3.0 billion, or 12%, from December 31, 2021. Approximately 8% and 11% of the total HTM and AFS investment securities portfolio were floating rate at September 30, 2022 and December 31, 2021, respectively.
At September 30, 2022, the investment securities portfolio includes $376 million of net premium that is distributed across the various asset classes. Total taxable-equivalent premium amortization for our investment securities was $27 million for the third quarter of 2022, compared with $29 million for the same prior year period.
In addition to HTM and AFS securities, we also have a Trading securities portfolio of $526 million and $372 million, at September 30, 2022 and December 31, 2021, respectively, which is comprised primarily of municipal securities and money market sweep transactions for customers. Refer to the “Capital Management” section on page 33 and Note 5 of the Notes to Consolidated Financial Statements for more discussion regarding our investment securities portfolio and related unrealized gains and losses.
In October 2022, we transferred approximately $9.0 billion amortized cost ($7.2 billion fair value) of pass-through mortgage-backed AFS securities to the HTM category to reflect our new intent for these securities.
Municipalities
We provide products and services to state and local governments (referred to collectively as “municipalities”), including deposit services, loans, and investment banking services. We also invest in securities issued by municipalities. The following schedule summarizes our exposure to state and local municipalities:
EXPOSURE TO MUNICIPALITIES

(In millions)	September 30, 2022	December 31, 2021

Loans and leases	$4,224	$3,658
Held-to-maturity securities	423	441
Available-for-sale securities	1,626	1,694
Trading account securities	302	355
Unfunded lending commitments	337	280
Total direct exposure to municipalities	$6,912	$6,428
The municipal loan and lease portfolio is primarily secured by general obligations of municipal entities. Other types of collateral also include real estate, revenue pledges, or equipment. Our municipal loans and securities primarily relate to municipalities located within our geographic footprint.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At September 30, 2022, no municipal loans were on nonaccrual. Municipal securities are internally graded, similar to loans, using risk-grading systems which vary based on the size and type of credit risk exposure. The internal risk grades assigned to our municipal securities follow our definitions of Pass, Special Mention, and Substandard, which are consistent with published definitions of regulatory risk classifications. At September 30, 2022, all municipal securities were graded as Pass. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans and securities.
Loan and Lease Portfolio
At September 30, 2022 and December 31, 2021, the ratio of loans and leases to total assets was 61% and 55%, respectively. The largest loan category was commercial and industrial loans, which constituted 29% and 27% of our total loan portfolio for the same periods. The following schedule presents our loans and leases according to major portfolio segment, specific loan class, and percentage of total loans:
LOAN AND LEASE PORTFOLIO

	September 30, 2022		December 31, 2021
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$15,656	29.0%	$13,867	27.3%
PPP	306	0.6	1,855	3.6
Leasing	347	0.7	327	0.6
Owner-occupied	9,279	17.2	8,733	17.2
Municipal	4,224	7.8	3,658	7.2
Total commercial	29,812	55.3	28,440	55.9
Commercial real estate:
Construction and land development	2,800	5.2	2,757	5.4
Term	9,556	17.7	9,441	18.6
Total commercial real estate	12,356	22.9	12,198	24.0
Consumer:
Home equity credit line	3,331	6.2	3,016	5.9
1-4 family residential	6,852	12.7	6,050	11.9
Construction and other consumer real estate	973	1.8	638	1.3
Bankcard and other revolving plans	471	0.9	396	0.8
Other	123	0.2	113	0.2
Total consumer	11,750	21.8	10,213	20.1
Total net loans and leases	$53,918	100.0%	$50,851	100.0%
The loan and lease portfolio increased $3.1 billion from December 31, 2021. Excluding PPP loans, commercial loans increased $2.9 billion, or 11%, driven largely by increases in commercial and industrial loans, municipal loans, and owner-occupied loans of $1.8 billion, $566 million, and $546 million, respectively. Consumer loans increased $1.5 billion, primarily due to increases in 1-4 family residential loans, construction and other consumer real estate loans, and home equity credit lines of $802 million, $335 million, and $315 million, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Other Noninterest-Bearing Investments
Other noninterest-bearing investments are equity investments that are held primarily for capital appreciation, dividends, or for certain regulatory requirements. The following schedule summarizes our related investments:
OTHER NONINTEREST-BEARING INVESTMENTS

(Dollar amounts in millions)	September 30, 2022	December 31, 2021	Amount change	Percent change

Bank-owned life insurance	$543	$537	$6	1%
Federal Home Loan Bank stock	151	11	140	NM
Federal Reserve stock	69	81	(12)	(15)
Farmer Mac stock	19	19	—	—
SBIC investments	169	179	(10)	(6)
Other	32	24	8	33
Total other noninterest-bearing investments	$983	$851	$132	16%
Total other noninterest-bearing investments increased $132 million, or 16%, during the first nine months of 2022, primarily due to a $140 million increase in Federal Home Loan Bank (“FHLB”) stock. This increase was driven largely by increases in FHLB short-term borrowings during the third quarter of 2022 as a result of loan growth and declines in interest-bearing deposits.
Premises, Equipment, and Software
Net premises, equipment, and software increased $69 million, or 5%, from December 31, 2021, primarily due to capitalized costs related to the construction of a new corporate technology center in Midvale, Utah, which was completed in July 2022, and a new corporate center for Vectra Bank Colorado (“Vectra”) in Denver, Colorado, which is expected to be completed in the fourth quarter of 2022.
We are also in the final phase of a three-phase project to replace our core loan and deposit banking systems, and are on track to convert our deposit servicing system in 2023. Capitalized costs associated with the core system replacement project generally carry a useful life of ten years, and are summarized in the following schedule.
CAPITALIZED COSTS ASSOCIATED WITH THE CORE SYSTEM REPLACEMENT PROJECT

	September 30, 2022
(In millions)	Phase 1	Phase 2	Phase 3	Total

Total amount of capitalized costs, less accumulated depreciation	$32	$57	$190	$279
Deposits
Deposits are a primary funding source. The following schedule presents our deposits by category and percentage of total deposits:
DEPOSITS

	September 30, 2022		December 31, 2021
(Dollar amounts in millions)	Amount	% of total deposits	Amount	% of total deposits

Noninterest-bearing demand	$39,133	51.5%	$41,053	49.6%
Interest-bearing:
Savings and money market	35,389	46.6	40,114	48.4
Time	1,473	1.9	1,622	2.0
Total deposits	$75,995	100.0%	$82,789	100.0%
Total deposits decreased $6.8 billion, or 8%, from December 31, 2021, primarily due to a $4.9 billion decrease in interest-bearing deposits, and a $1.9 billion decrease in noninterest-bearing deposits. Total deposits included $166

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
million and $381 million of brokered deposits at September 30, 2022 and December 31, 2021, respectively. Additionally, total deposits at September 30, 2022 included approximately $400 million of deposit balances acquired from the purchase of three Northern Nevada branches during the third quarter of 2022. See “Liquidity Risk Management” on page 32 for additional information on funding and borrowed funds.
Total time deposits that exceed the current FDIC insurance limit of $250,000 were $420 million and $563 million at September 30, 2022 and December 31, 2021, respectively. The estimated total amount of uninsured deposits, including related interest accrued and unpaid, was $44 billion and $49 billion at September 30, 2022 and December 31, 2021, respectively.
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
U.S. Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by United States (“U.S.”) government agencies, such as the SBA, Federal Housing Authority, U.S. Department of Veterans Affairs, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At September 30, 2022, $740 million of related loans were guaranteed, primarily by the SBA, and included $306 million of PPP loans. The following schedule presents the composition of U.S. government agency guaranteed loans.
U.S. GOVERNMENT AGENCY GUARANTEED LOANS

(Dollar amounts in millions)	September 30, 2022	Percent guaranteed	December 31, 2021	Percent guaranteed

Commercial	$844	86%	$2,410	95%
Commercial real estate	18	72	22	73
Consumer	4	100	5	100
Total loans	$866	85%	$2,437	94%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Lending
The following schedule provides information regarding lending exposures to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP 1

	September 30, 2022		December 31, 2021
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Finance and insurance	$2,853	9.6%	$2,303	8.1%
Real estate, rental and leasing	2,703	9.1	2,536	8.9
Retail trade	2,663	8.9	2,412	8.5
Manufacturing	2,414	8.1	2,374	8.3
Healthcare and social assistance	2,374	8.0	2,349	8.2
Public Administration	2,254	7.5	1,959	6.9
Wholesale trade	1,908	6.4	1,701	6.0
Transportation and warehousing	1,387	4.6	1,273	4.5
Construction	1,339	4.5	1,456	5.1
Utilities [2]	1,331	4.5	1,446	5.1
Educational services	1,310	4.4	1,163	4.1
Hospitality and food services	1,243	4.2	1,353	4.8
Mining, quarrying, and oil and gas extraction	1,237	4.1	1,185	4.2
Other Services (except Public Administration)	1,075	3.6	1,213	4.2
Professional, scientific, and technical services	972	3.3	1,084	3.8
Other [3]	2,749	9.2	2,633	9.3
Total	$29,812	100.0%	$28,440	100.0%
1 Industry groups are determined by North American Industry Classification System (“NAICS”) codes.
2 Includes primarily utilities, power, and renewable energy.
3 No other industry group exceeds 2.9%.
Commercial Real Estate Loans
The following schedules present credit quality information for our commercial real estate (“CRE”) loan portfolio segmented by real estate category and collateral location.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
COMMERCIAL REAL ESTATE PORTFOLIO BY LOAN TYPE AND COLLATERAL LOCATION

(Dollar amounts in millions)	September 30, 2022
	Collateral Location
Loan type	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	$1,092	$3,147	$490	$685	$1,561	$1,600	$627	$354	$9,556	77.3%
% of loan type	11.4%	32.9%	5.1%	7.2%	16.3%	16.8%	6.6%	3.7%	100.0%
Delinquency rates [2]:
30-89 days	—%	0.1%	0.4%	—%	0.1%	—%	—%	—%	0.1%
≥ 90 days	—%	—%	—%	—%	1.0%	—%	—%	—%	0.2%
Nonaccrual loans	$—	$3	$—	$—	$15	$—	$—	$1	$19
Commercial construction and land development
Balance outstanding	$226	$460	$62	$79	$373	$584	$252	$55	$2,091	16.9%
% of loan type	10.8%	22.0%	3.0%	3.8%	17.9%	27.9%	12.0%	2.6%	100.0%
Delinquency rates [2]:
30-89 days	—%	—%	—%	—%	—%	—%	—%	—%	—%
≥ 90 days	—%	—%	—%	—%	—%	—%	—%	—%	—%
Residential construction and land development [3]
Balance outstanding	$64	$136	$46	$1	$206	$204	$9	$43	$709	5.8%
% of loan type	9.0%	19.1%	6.5%	0.2%	29.0%	28.8%	1.3%	6.1%	100.0%

Total construction and land development	$290	$596	$108	$80	$579	$788	$261	$98	$2,800
Total CRE	$1,382	$3,743	$598	$765	$2,140	$2,388	$888	$452	$12,356	100.0%

(Dollar amounts in millions)	December 31, 2021
	Collateral Location
Loan type	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total	% of total CRE
Commercial term
Balance outstanding	$1,038	$3,331	$508	$653	$1,606	$1,408	$444	$453	$9,441	77.4%
% of loan type	11.0%	35.3%	5.4%	6.9%	17.0%	14.9%	4.7%	4.8%	100.0%
Delinquency rates [2]:
30-89 days	—%	0.2%	0.2%	—%	—%	0.1%	—%	—%	0.1%
≥ 90 days	—%	0.1%	—%	—%	0.2%	—%	—%	—%	0.1%
Nonaccrual loans	$—	$3	$—	$—	$17	$—	$—	$—	$20
Commercial construction and land development
Balance outstanding	$242	$405	$94	$107	$475	$543	$181	$40	$2,087	17.1%
% of loan type	11.6%	19.4%	4.5%	5.1%	22.8%	26.0%	8.7%	1.9%	100.0%
Delinquency rates [2]:
30-89 days	—%	—%	—%	—%	—%	—%	13.2%	—%	0.9%
≥ 90 days	—%	—%	—%	—%	—%	—%	—%	—%	—%
Residential construction and land development [3]
Balance outstanding	$82	$167	$44	$2	$162	$167	$9	$37	$670	5.5%
% of loan type	12.3%	25.0%	6.6%	0.2%	24.2%	24.9%	1.3%	5.5%	100.0%

Total construction and land development	$324	$572	$138	$109	$637	$710	$190	$77	$2,757
Total CRE	$1,362	$3,903	$646	$762	$2,243	$2,118	$634	$530	$12,198	100.0%
1 No other geography exceeds $66 million and $65 million for all three loan types at September 30, 2022 and December 31, 2021, respectively.
2 Delinquency rates include nonaccrual loans.
3At September 30, 2022 and December 31, 2021, there was no meaningful delinquency or nonaccrual activity for residential construction and land development loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At September 30, 2022 and December 31, 2021, our CRE construction and land development and term loan portfolios represented approximately 23% and 24% of the total loan portfolio, respectively. The majority of our CRE loans are secured by real estate, which is primarily located within our geographic footprint. At September 30, 2022, approximately 21% of the CRE loan portfolio matures in the next 12 months. Construction and land development loans generally mature in 18 to 36 months and contain full or partial recourse guarantee structures with one- to five-year extension options or roll-to-perm options that often result in term debt. Term CRE loans generally mature within a three- to seven-year period and consist of full, partial, and non-recourse guarantee structures. Typical term CRE loan structures include annually tested operating covenants that require loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value tests.
At September 30, 2022 and December 31, 2021, approximately $257 million, or 9%, and $160 million, or 6%, of the commercial construction and land development portfolio consisted of land acquisition and development loans, respectively. Most of these loans are secured by specific retail, apartment, office, or other projects. For a more comprehensive discussion of CRE loans, see the “Commercial Real Estate Loans” section in our 2021 Form 10-K.
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
We also originate home equity credit lines. At September 30, 2022 and December 31, 2021, our HECL portfolio totaled $3.3 billion and $3.0 billion, respectively. The following schedule presents the composition of our HECL portfolio by lien status.
HECL PORTFOLIO BY LIEN STATUS

(In millions)	September 30, 2022	December 31, 2021

Secured by first liens	$1,517	$1,503
Secured by second (or junior) liens	1,814	1,513
Total	$3,331	$3,016
At September 30, 2022, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value (“CLTV”) ratios above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores.
Approximately 91% of our HECL portfolio is still in the draw period, and about 19% of those loans are scheduled to begin amortizing within the next five years. We believe the risk of loss and borrower default in the event of a loan becoming fully amortizing and the effect of significant interest rate changes is minimal. The ratio of HECL net charge-offs (recoveries) for the trailing twelve months to average balances at September 30, 2022 and December 31, 2021 was (0.03)% and (0.01)%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of the HECL portfolio.
Nonperforming Assets
Nonperforming assets as a percentage of loans and leases and other real estate owned (“OREO”) decreased to 0.28% at September 30, 2022, compared with 0.53% at December 31, 2021.
Total nonaccrual loans at September 30, 2022 decreased to $151 million from $271 million at December 31, 2021, reflecting credit quality improvements across most of our loan portfolios.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
The following schedule presents our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	September 30, 2022	December 31, 2021

Nonaccrual loans [1]	$151	$271
Other real estate owned [2]	—	1
Total nonperforming assets	$151	$272
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned [2]	0.28%	0.53%
Accruing loans past due 90 days or more	$20	$8
Ratio of accruing loans past due 90 days or more to loans and leases [1]	0.04%	0.02%
Nonaccrual loans[1] and accruing loans past due 90 days or more	$171	$279
Ratio of nonperforming assets[1] and accruing loans past due 90 days or more to loans and leases[1] and other real estate owned [2]	0.32%	0.55%
Accruing loans past due 30-89 days [3]	$84	$70
Nonaccrual loans[1] current as to principal and interest payments	57.6%	67.2%
1 Includes loans held for sale.
2 Does not include banking premises held for sale.
3 Includes $31 million and $35 million of PPP loans at September 30, 2022 and December 31, 2021, respectively, which we expect will be paid in full by either the borrower or the SBA.
Troubled Debt Restructured Loans
Loans may be modified in the normal course of business for competitive reasons or to strengthen our collateral position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which we have granted a concession that we would not otherwise consider, are classified as troubled debt restructurings (“TDRs”). At September 30, 2022 and December 31, 2021, TDRs totaled $245 million and $326 million, respectively. Modifications that qualified for applicable accounting and regulatory exemption for borrowers experiencing financial difficulties exclusively related to the COVID-19 pandemic were not classified and reported as TDRs.
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
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

(In millions)	September 30, 2022	December 31, 2021

Restructured loans – accruing	$206	$221
Restructured loans – nonaccruing	39	105
Total	$245	$326

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
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021

Balance at beginning of period	$275	$458	$326	$311
New identified TDRs and principal increases	15	17	42	200
Payments and payoffs	(41)	(33)	(103)	(64)
Charge-offs	(3)	—	(5)	(3)
No longer reported as TDRs	—	(86)	(3)	(86)
Sales and other	(1)	(4)	(12)	(6)
Balance at end of period	$245	$352	$245	$352
Allowance for Credit Losses
The ACL includes the ALLL and the RULC. The ACL represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. To determine the adequacy of the allowance, our loan and lease portfolio is segmented based on loan type.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule shows the changes in the ACL and a summary of credit loss experience:
SUMMARY OF CREDIT LOSS EXPERIENCE

(Dollar amounts in millions)	Nine Months Ended September 30, 2022	Twelve Months Ended December 31, 2021	Nine Months Ended September 30, 2021

Loans and leases outstanding	$53,918	$50,851	$50,678
Average loans and leases outstanding:
Commercial – excluding PPP loans	28,060	25,014	24,716
Commercial – PPP loans	885	4,566	5,283
Commercial real estate	12,151	12,136	12,104
Consumer	10,801	10,267	10,315
Total average loans and leases outstanding	$51,897	$51,983	$52,418
Allowance for loan and lease losses:
Balance at beginning of period	$513	$777	$777
Provision for loan losses	70	(258)	(281)
Charge-offs:
Commercial	65	35	27
Commercial real estate	—	—	—
Consumer	8	13	10
Total	73	48	37
Recoveries:
Commercial	21	29	24
Commercial real estate	—	3	—
Consumer	10	10	8
Total	31	42	32
Net loan and lease charge-offs	42	6	5
Balance at end of period	$541	$513	$491
Reserve for unfunded lending commitments:
Balance at beginning of period	$40	$58	$58
Provision for unfunded lending commitments	9	(18)	(20)
Balance at end of period	$49	$40	$38
Total allowance for credit losses:
Allowance for loan and lease losses	$541	$513	$491
Reserve for unfunded lending commitments	49	40	38
Total allowance for credit losses	$590	$553	$529

Ratio of allowance for credit losses to net loans and leases, at period end [1]	1.09%	1.09%	1.04%
Ratio of allowance for credit losses to nonaccrual loans, at period end	391%	204%	164%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	345%	198%	162%
Ratio of total net charge-offs to average loans and leases [2,3]	0.11%	0.01%	0.01%
Ratio of commercial net charge-offs to average commercial loans [3]	0.20%	0.02%	0.01%
Ratio of commercial real estate net charge-offs to average commercial real estate loans [3]	—%	(0.02)%	—%
Ratio of consumer net charge-offs to average consumer loans [3]	(0.02)%	0.03%	0.03%
1 The ratio of allowance for credit losses to net loans and leases (excluding PPP loans) was 1.10% at September 30, 2022, 1.13% at December 31, 2021, and 1.11% at September 30, 2021.
2 The annualized ratio of net charge-offs to average loans and leases (excluding PPP loans) was 0.11% at September 30, 2022, 0.01% at December 31, 2021, and 0.01% at September 30, 2021.
3 Ratios are annualized for the periods presented except for the period representing the full twelve months.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The total ACL increased to $590 million, from $553 million, during the first nine months of 2022, primarily due to growth in the loan portfolio, as well as changes in economic scenarios, which were driven by the increased probability of a recession, the effects of which were partially offset by improvements in credit quality.
The RULC represents a reserve for potential losses associated with off-balance sheet commitments and increased $9 million during the first nine months of 2022. The reserve is separately recorded on the consolidated balance sheet in “Other liabilities,” and any related increases or decreases in the reserve are recorded on the consolidated income statement in “Provision for unfunded lending commitments.”
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
Interest Rate Risk
Average total deposits remained relatively flat at $77.5 billion, compared with the prior year period. During 2021, deposits increased and were primarily invested in fixed-rate, medium-duration AFS securities. The investment in these securities relative to short-duration money market funds resulted in higher earning-asset yields, increased net interest income, and decreased asset sensitivity to rising rates.
Asset sensitivity measures depend upon the assumptions we use for deposit runoff and repricing behavior. As interest rates rise, we expect some customers to move balances from demand deposits to interest-bearing accounts such as money market, savings, or certificates of deposit. Our models are particularly sensitive to the assumption about the rate of such migration.
We also assume a correlation, referred to as a “deposit beta,” with respect to interest-bearing deposits, wherein the rates paid to customers change at a different pace when compared with changes in average benchmark interest rates. Generally, certificates of deposit are assumed to have a high correlation, while interest-bearing checking accounts are assumed to have a lower correlation. We anticipate that changes in deposit rates will lag changes in reference rates. Our modeled cost of total deposits for September 2023 is approximately 0.63% without the effect of additional Federal Reserve rate hikes. Additional rate hikes would be expected to result in further increases to the cost of total deposits.
Actual results may differ materially due to various factors, including the shape of the yield curve, competitive pricing, money supply, our credit worthiness, etc. We use our historical experience as well as industry data to inform our assumptions. The migration and correlation assumptions previously discussed result in deposit durations presented in the following schedule:
DEPOSIT ASSUMPTIONS

	September 30, 2022
Product	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	3.2%	3.0%
Money market	1.8%	1.6%
Savings and interest-bearing checking	2.6%	2.4%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
As the more rate sensitive deposits have runoff, the effective duration of deposits has lengthened due to remaining deposits assumed to be stickier and less rate sensitive.
Additionally, we utilize derivatives to manage interest rate risk. The following schedule presents derivatives that are designated in qualifying hedging relationships at September 30, 2022. Included are the average outstanding derivative notional amounts for each period presented and the weighted average fixed-rate paid or received for each category of cash flow and fair value hedge. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the impact of these hedging relationships on interest income and expense.
DERIVATIVES DESIGNATED IN QUALIFYING HEDGING RELATIONSHIPS

	2022	2023				2024			4Q24 - 3Q25	3Q25 - 2Q26
(Dollar amounts in millions)	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Cash flow hedges
Cash flow asset hedges [1]
Average outstanding notional	$7,336	$7,300	$6,833	$6,533	$6,233	$5,800	$5,466	$5,033	$3,737	$2,221
Weighted-average fixed-rate received	1.77%	1.84%	1.83%	1.79%	1.71%	1.61%	1.57%	1.50%	1.57%	1.68%
	2022 [4]	2023	2024	2025	2026	2027	2028	2029	2030	2031
Fair value hedges
Fair value debt hedges [2]
Average outstanding notional	$500	$500	$500	$500	$500	$500	$500	$500	$—	$—
Weighted-average fixed-rate received	1.70%	1.70%	1.70%	1.70%	1.70%	1.70%	1.70%	1.70%	—%	—%
Fair value asset hedges [3]
Average outstanding notional	$828	$827	$1,099	$1,212	$1,217	$1,213	$1,208	$1,203	$1,198	$1,192
Weighted-average fixed-rate paid	1.65%	1.65%	1.71%	1.74%	1.74%	1.74%	1.73%	1.73%	1.73%	1.73%
1 Cash flow hedges consist of receive-fixed swaps hedging pools of floating rates loans.
2 Fair value debt hedges consist of receive-fixed swaps hedging fixed-rate debt. The $500 million fair value debt hedge matures at the end of July 2029. Amounts for 2029 have not been prorated to reflect this hedge maturing during the year.
3 Fair value assets hedges consist of pay-fixed swaps hedging AFS fixed-rate securities. Increases in average outstanding notional are due to forward-starting interest rate swaps.
4 Represents the fourth quarter of 2022.
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
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME AND CHANGE IN ECONOMIC VALUE OF EQUITY

	September 30, 2022					December 31, 2021
	Parallel shift in rates (in bps)[1]					Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300	-100	0	+100	+200	+300

Earnings at Risk (EaR)	(4.2)%	—%	4.1%	8.2%	12.2%	(5.2)%	—%	11.2%	22.7%	33.6%
Economic Value of Equity (EVE)	4.0%	—%	(2.0)%	(4.1)%	(6.1)%	20.9%	—%	0.8%	(0.5)%	(1.2)%
1 Assumes rates cannot go below zero in the negative rate shift.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The asset sensitivity, as measured by EaR, decreased during the third quarter of 2022, primarily due to (1) deposit runoff, (2) an increase in receive-fixed-rate swap notional, and (3) a higher level of “base-case” net interest income, which reduced the percentage change for the same modeled dollar change in net interest income.
For interest-bearing deposits with indeterminate maturity, the weighted average modeled beta is 26%. If the weighted average deposit beta were to increase to 36%, the EaR in the +100 bps rate shock would change from 4.1% to 3.0%.
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
Latent interest rate sensitivity refers to future changes in net interest income based upon past rate movements that have yet to be fully recognized in revenue, but will be recognized over the near term. We expect latent sensitivity to add approximately 10% to net interest income in the third quarter of 2023, compared with the third quarter of 2022 (ex-PPP).
Emergent interest rate sensitivity refers to future changes in net interest income based upon future interest rate movements and is measured from the latent level of net interest income. If interest rates rise consistent with the forward curve at September 30, 2022, we expect emergent sensitivity to add approximately 4% to the latent sensitivity level of net interest income.
Our focus on business banking also plays a significant role in determining the nature of our asset-liability management posture. At September 30, 2022, $24.3 billion of our commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans, approximately 97% are tied to either the prime rate, London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), American Interbank Offered Rate (“AMERIBOR”), or Bloomberg Short-term Bank Yield (“BSBY”). For these variable-rate loans, we have executed $7.1 billion of cash flow hedges by receiving fixed rates on interest rate swaps. At September 30, 2022, we also had $3.5 billion of variable-rate consumer loans scheduled to reprice in the next six months. The impact on asset sensitivity from commercial or consumer loans with floors has become insignificant as rates have risen. See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
We have a significant number of assets and liabilities that reference LIBOR. At September 30, 2022, we had $20.3 billion in loans (mainly commercial loans), unfunded lending commitments, and securities referencing LIBOR. The amount of borrowed funds referencing LIBOR at September 30, 2022 was less than $1 billion. These amounts exclude derivative assets and liabilities on the consolidated balance sheet. At September 30, 2022, the notional amount of our LIBOR-referenced interest rate derivative contracts was $10.0 billion, of which nearly all related to contracts with central counterparty clearinghouses.
The adoption of alternative reference rates continues to evolve in the marketplace. We are positioned to support our customers’ needs by accommodating multiple alternative reference rates, including the Constant Maturity Treasury (“CMT”) rate, the FHLB rate, AMERIBOR, SOFR, and BSBY. During the first quarter of 2022, we began to prompt our customers to voluntarily modify their contracts and migrate to a reference rate other than LIBOR. Voluntary modifications are expected to qualify for the available Tax Safe-Harbor provisions as allowed by Internal Revenue Service (“IRS”) guidance.
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
At September 30, 2022, we had $526 million of trading assets and $34 million of securities sold, not yet purchased, compared with $372 million and $254 million at December 31, 2021, respectively.
We are exposed to market risk through changes in fair value. This includes market risk for interest rate swaps used to hedge interest rate risk. Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (“AOCI”) for each financial reporting period. The after-tax change in AOCI attributable to AFS securities decreased $909 million and $2.7 billion for the three and nine months ended September 30, 2022, respectively, due largely to increased interest rates. Refer to Note 5 of the Notes to Consolidated Financial Statements for more discussion regarding our investment securities portfolio and related unrealized gains and losses.
As discussed in the Net Interest Income and NIM section above, our deposit costs are well controlled, reflecting the granularity of our deposit base and the extent of our noninterest-bearing deposits. This funding advantage is more pronounced in a rising interest rate environment, creating meaningful economic value that is not fully reflected on our balance sheet since deposits and related intangible assets are not recorded at fair value for accounting purposes.
Market Risk – Equity Investments
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds as a strategy to provide beneficial financing, growth, and expansion opportunities to diverse businesses generally in communities within our geographic footprint. Our equity exposure to these investments was $169 million and $179 million at September 30, 2022 and December 31, 2021, respectively. On occasion, some of the companies within our SBIC investment may issue an initial public offering (“IPO”). In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
additional market risk. See Note 3 of our 2021 Form 10-K for additional information regarding the valuation of our SBIC investments.
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
Our AFS investment securities are primarily held as a source of contingent liquidity. We target securities that can be readily turned into cash through repurchase agreements or sales. We manage our short-term funding needs through secured borrowing with securities pledged as collateral. At September 30, 2022, our investment securities portfolio of $24.2 billion and cash and money market investments of $4.6 billion, collectively comprised 33% of total assets, compared with $24.9 billion of investment securities, and $13.0 billion of cash and money market investments, collectively comprising 41% of total assets at December 31, 2021.
Liquidity Management Actions
For the first nine months of 2022, the primary sources of cash came from a decrease in money market investments, an increase in short-term funds borrowed, and net cash provided by operating activities. Uses of cash during the same period included primarily an increase in investment securities, an increase in loans and leases, and redemption of long-term debt. Cash payments for interest were $63 million and $61 million for the first nine months of 2022 and 2021, respectively.
Total deposits were $76.0 billion at September 30, 2022, compared with $82.8 billion at December 31, 2021. The decrease in deposits was primarily due to a $4.7 billion decrease in savings and money market deposits, and a $1.9 billion decrease in noninterest-bearing demand deposits. Our core deposits, consisting of noninterest-bearing demand deposits, savings and money market deposits, and time deposits under $250,000, were $75.5 billion at September 30, 2022, compared with $81.9 billion at December 31, 2021. At September 30, 2022, our loan-to-deposit ratio was 71%, compared with 61% at December 31, 2021.
General financial market and economic conditions impact our access to, and cost of, external financing. Access to funding markets is also directly affected by the credit ratings received from various rating agencies. Our credit ratings are presented in the following schedule:

CREDIT RATINGS
as of October 31, 2022:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

Kroll	Positive	A-	BBB+	K2
S&P	Stable	BBB+	BBB	NR
Fitch	Stable	BBB+	BBB	F1
Moody's	Stable	Baa1	NR	NR
The FHLB system and Federal Reserve Banks have been, and continue to be, a significant source of back-up liquidity and funding. We are a member of the FHLB of Des Moines, which allows member banks to borrow against their eligible loans and securities to satisfy liquidity and funding requirements. We are required to invest in FHLB and Federal Reserve stock to maintain our borrowing capacity. At September 30, 2022, our total investment in FHLB and Federal Reserve stock was $151 million and $69 million, respectively, compared with $11 million and $81 million at December 31, 2021.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amount available for additional FHLB and Federal Reserve borrowings was $15.9 billion at September 30, 2022, compared with $18.3 billion at December 31, 2021. Loans with a carrying value of $27.6 billion and $26.8 billion at September 30, 2022 and December 31, 2021, respectively, were pledged at the FHLB and the Federal Reserve as collateral for current and potential borrowings. At September 30, 2022 we had $3.5 billion of short-term FHLB borrowings outstanding and no Federal Reserve borrowings outstanding. At December 31, 2021, we had no FHLB or Federal Reserve borrowings outstanding.
Total borrowed funds increased $4.1 billion during the first nine months of 2022, driven by increases in short-term borrowings as a result of loan growth and declines in interest-bearing deposits. These increases were partially offset by a decrease in long-term debt primarily due to the redemption of senior notes during the first quarter of 2022.
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
SHAREHOLDERS' EQUITY

(Dollar amounts in millions)	September 30, 2022	December 31, 2021	Amount change	Percent change
Shareholders’ equity:
Preferred stock	$440	$440	$—	—%
Common stock and additional paid-in capital	1,799	1,928	(129)	(7)
Retained earnings	5,597	5,175	422	8
Accumulated other comprehensive income (loss)	(3,140)	(80)	(3,060)	NM
Total shareholders' equity	$4,696	$7,463	$(2,767)	(37)%
Total shareholders’ equity decreased $2.8 billion, or 37%, to $4.7 billion at September 30, 2022, compared with $7.5 billion at December 31, 2021. Common stock and additional paid-in capital decreased $129 million, primarily due to common stock repurchases.
AOCI decreased $3.1 billion, primarily due to decreases in the fair value of fixed-rate available-for-sale securities as a result of changes in interest rates. Absent any sales or credit impairment of these securities, the unrealized losses will not be recognized in earnings. We do not intend to sell any securities with unrealized losses. Additionally, changes in AOCI do not impact our regulatory capital ratios. Refer to Note 5 of the Notes to Consolidated Financial Statements for more discussion on our investment securities portfolio and related unrealized gains and losses.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Common shares outstanding decreased 2.0 million during the first nine months of 2022, primarily due to common stock repurchases. During the third quarter of 2022, we repurchased 0.9 million common shares outstanding for $50 million. In October 2022, the Board approved a plan to repurchase up to $50 million of common shares outstanding during the fourth quarter of 2022.
CAPITAL DISTRIBUTIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except share data)	2022	2021	2022	2021
Capital distributions:
Preferred dividends paid	$6	$6	$22	$23
Bank preferred stock redeemed	—	—	—	126
Total capital distributed to preferred shareholders	6	6	22	149
Common dividends paid	62	62	178	174
Bank common stock repurchased [1]	50	325	151	475
Total capital distributed to common shareholders	112	387	329	649
Total capital distributed to preferred and common shareholders	$118	$393	$351	$798
Weighted average diluted common shares outstanding (in thousands)	149,792	160,480	150,766	162,460
Common shares outstanding, at period end (in thousands)	149,611	156,530	149,611	156,530
1 Includes amounts related to the common shares acquired from our publicly announced plans and those acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options.
Under the OCC’s “Earnings Limitation Rule,” our dividend payments are restricted to an amount equal to the sum of the total of (1) our net income for that year, and (2) retained earnings for the preceding two years, unless the OCC approves the declaration and payment of dividends in excess of such amount. At September 30, 2022, we had $1.6 billion of retained net profits available for distribution.
During the third quarter of 2022, we paid dividends on preferred stock of $6 million and dividends on common stock of $62 million, or $0.41 per share. In October 2022, the Board declared a regular quarterly dividend of $0.41 per common share, payable on November 17, 2022, to shareholders of record on November 10, 2022. See Note 9 of the Notes to Consolidated Financial Statements for additional information about our capital management actions.
Basel III
We are subject to Basel III capital requirements to maintain adequate levels of capital as measured by several regulatory capital ratios. At September 30, 2022, we exceeded all capital adequacy requirements under the Basel III capital rules. Based on our internal stress testing and other assessments of capital adequacy, we believe we hold capital sufficiently in excess of internal and regulatory requirements for well-capitalized banks. The following schedule presents our capital and other performance ratios.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CAPITAL RATIOS

	September 30, 2022	December 31, 2021	September 30, 2021

Tangible common equity ratio [1]	3.7%	6.5%	7.2%
Tangible equity ratio [1]	4.2	7.0	7.7
Average equity to average assets (three months ended)	6.5	8.3	9.0
Basel III risk-based capital ratios:
Common equity tier 1 capital	9.6	10.2	10.9
Tier 1 leverage	7.5	7.2	7.6
Tier 1 risk-based	10.3	10.9	11.6
Total risk-based	12.0	12.8	13.6
Return on average common equity (three months ended)	15.8	11.5	12.3
Return on average tangible common equity (three months ended) [1]	19.5	13.4	14.2
1 See “Non-GAAP Financial Measures” on page 33 for more information regarding these ratios.
Our regulatory tier 1 risk-based capital and total risk-based capital was $6.8 billion and $7.9 billion at September 30, 2022, compared with $6.5 billion and $7.7 billion, respectively, at December 31, 2021. See the “Supervision and Regulation” section and Note 15 of our 2021 Form 10-K for more information about our compliance with the Basel III capital requirements.
NON-GAAP FINANCIAL MEASURES
This Form 10-Q presents non-GAAP financial measures, in addition to generally accepted accounting principles (“GAAP”) financial measures, to provide investors with additional information. The adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are presented in the following schedules. We consider these adjustments to be relevant to ongoing operating results and provide a meaningful basis for period-to-period comparisons. We use these non-GAAP financial measures to assess our performance, financial position, and for presentations of our performance to investors. We believe that presenting these non-GAAP financial measures permits investors to assess our performance on the same basis as that applied by our management and the financial services industry.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		September 30, 2022	June 30, 2022	September 30, 2021

Net earnings applicable to common shareholders, net of tax	(a)	$211	$195	$234
Average common equity (GAAP)		$5,303	$5,582	$7,569
Average goodwill and intangibles		(1,021)	(1,015)	(1,015)
Average tangible common equity (non-GAAP)	(b)	$4,282	$4,567	$6,554
Number of days in quarter	(c)	92	91	92
Number of days in year	(d)	365	365	365
Return on average tangible common equity (non-GAAP)	(a/b/c)*d	19.5%	17.1%	14.2%
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		September 30, 2022	June 30, 2022	September 30, 2021

Total shareholders’ equity (GAAP)		$4,696	$5,632	$7,774
Goodwill and intangibles		(1,034)	(1,015)	(1,015)
Tangible equity (non-GAAP)	(a)	3,662	4,617	6,759
Preferred stock		(440)	(440)	(440)
Tangible common equity (non-GAAP)	(b)	$3,222	$4,177	$6,319
Total assets (GAAP)		$88,474	$87,784	$88,306
Goodwill and intangibles		(1,034)	(1,015)	(1,015)
Tangible assets (non-GAAP)	(c)	$87,440	$86,769	$87,291
Common shares outstanding (thousands)	(d)	149,611	150,471	156,530
Tangible equity ratio (non-GAAP)	(a/c)	4.2%	5.3%	7.7%
Tangible common equity ratio (non-GAAP)	(b/c)	3.7%	4.8%	7.2%
Tangible book value per common share (non-GAAP)	(b/d)	$21.54	$27.76	$40.37

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Efficiency Ratio and Adjusted Pre-Provision Net Revenue
The efficiency ratio is a measure of operating expense relative to revenue. We believe the efficiency ratio provides useful information regarding the cost of generating revenue. We make adjustments to exclude certain items that are not generally expected to recur frequently, as identified in the subsequent schedule, which we believe allow for more consistent comparability across periods. Adjusted noninterest expense provides a measure as to how we are managing our expenses; adjusted pre-provision net revenue enables management and others to assess our ability to generate capital. Taxable-equivalent net interest income allows us to assess the comparability of revenue arising from both taxable and tax-exempt sources.
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Nine Months Ended		Year Ended
(Dollar amounts in millions)		September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021	December 31, 2021

Noninterest expense (GAAP)	(a)	$479	$464	$429	$1,407	$1,292	$1,741
Adjustments:
Severance costs		—	1	1	1	1	1
Other real estate expense, net		—	—	—	1	—	—
Amortization of core deposit and other intangibles		1	—	—	1	—	1
Pension termination-related (income) expense [1]		—	—	—	—	(5)	(5)
SBIC investment success fee accrual [2]		1	—	(4)	—	5	7
Total adjustments	(b)	2	1	(3)	3	1	4
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$477	$463	$432	$1,404	$1,291	$1,737
Net interest income (GAAP)	(d)	$663	$593	$555	$1,800	$1,655	$2,208
Fully taxable-equivalent adjustments	(e)	10	9	7	27	22	32
Taxable-equivalent net interest income (non-GAAP)	(d+e)=f	673	602	562	1,827	1,677	2,240
Noninterest income (GAAP)	g	165	172	139	479	513	703
Combined income (non-GAAP)	(f+g)=(h)	838	774	701	2,306	2,190	2,943
Adjustments:
Fair value and nonhedge derivative gains		4	10	2	20	15	14
Securities gains (losses), net [2]		6	1	(23)	(10)	51	71
Total adjustments [3]	(i)	10	11	(21)	10	66	85
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$828	$763	$722	$2,296	$2,124	$2,858
Pre-provision net revenue (non-GAAP)	(h)-(a)	$359	$310	$272	$899	$898	$1,202
Adjusted PPNR (non-GAAP)	(j)-(c)	351	300	290	892	833	1,121
Efficiency ratio (non-GAAP)	(c/j)	57.6%	60.7%	59.8%	61.1%	60.8%	60.8%
1 Represents a valuation adjustment related to the termination of our defined benefit pension plan.
2 The success fee accrual is associated with the gains/(losses) from our SBIC investments, which are excluded from the efficiency ratio through securities gains (losses), net.
3 Excluding the $6 million equity investment valuation loss recorded in dividends and other income, the efficiency ratio for the three and nine months ended September 30, 2022 would have been 57.2% and 61.0%, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 1.    FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$549	$595
Money market investments:
Interest-bearing deposits	1,291	10,283
Federal funds sold and security resell agreements	2,797	2,133
Investment securities:
Held-to-maturity, at amortized cost (included $379 and $443 at fair value )	423	441
Available-for-sale, at fair value	23,233	24,048
Trading account, at fair value	526	372
Total securities	24,182	24,861
Loans held for sale	25	83
Loans and leases, net of unearned income and fees	53,918	50,851
Less allowance for loan and lease losses	541	513
Loans held for investment, net of allowance	53,377	50,338
Other noninterest-bearing investments	983	851
Premises, equipment and software, net	1,388	1,319
Goodwill and intangibles	1,034	1,015
Other real estate owned	3	8
Other assets	2,845	1,714
Total assets	$88,474	$93,200
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$39,133	$41,053
Interest-bearing:
Savings and money market	35,389	40,114
Time	1,473	1,622
Total deposits	75,995	82,789
Federal funds purchased and other short-term borrowings	5,363	903
Long-term debt	647	1,012
Reserve for unfunded lending commitments	49	40
Other liabilities	1,724	993
Total liabilities	83,778	85,737
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	440	440
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 149,611 and 151,625 shares) and additional paid-in capital	1,799	1,928
Retained earnings	5,597	5,175
Accumulated other comprehensive income (loss)	(3,140)	(80)
Total shareholders’ equity	4,696	7,463
Total liabilities and shareholders’ equity	$88,474	$93,200
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except shares and per share amounts)	2022	2021	2022	2021
Interest income:
Interest and fees on loans	$551	$484	$1,456	$1,464
Interest on money market investments	24	7	42	14
Interest on securities	132	78	372	223
Total interest income	707	569	1,870	1,701
Interest expense:
Interest on deposits	19	7	32	23
Interest on short- and long-term borrowings	25	7	38	23
Total interest expense	44	14	70	46
Net interest income	663	555	1,800	1,655
Provision for credit losses:
Provision for loan and lease losses	60	(45)	70	(281)
Provision for unfunded lending commitments	11	(1)	9	(20)
Total provision for credit losses	71	(46)	79	(301)
Net interest income after provision for credit losses	592	601	1,721	1,956
Noninterest income:
Commercial account fees	40	34	118	100
Card fees	27	25	77	70
Retail and business banking fees	17	20	57	55
Loan-related fees and income	18	27	61	73
Capital markets and foreign exchange fees	25	17	61	49
Wealth management fees	14	13	41	37
Other customer-related fees	15	15	46	39
Customer-related noninterest income	156	151	461	423
Fair value and nonhedge derivative income	4	2	20	15
Dividends and other income (loss)	(1)	9	8	24
Securities gains (losses), net	6	(23)	(10)	51
Total noninterest income	165	139	479	513
Noninterest expense:
Salaries and employee benefits	312	285	931	845
Technology, telecom, and information processing	53	50	158	148
Occupancy and equipment, net	38	37	112	115
Professional and legal services	14	17	42	56
Marketing and business development	11	9	28	22
Deposit insurance and regulatory expense	13	8	36	25
Credit-related expense	8	7	22	19
Other real estate expense, net	—	—	1	—
Other	30	16	77	62
Total noninterest expense	479	429	1,407	1,292
Income before income taxes	278	311	793	1,177
Income taxes	61	71	170	261
Net income	217	240	623	916
Preferred stock dividends	(6)	(6)	(22)	(23)
Net earnings applicable to common shareholders	$211	$234	$601	$893
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	149,628	160,221	150,510	162,159
Diluted shares (in thousands)	149,792	160,480	150,766	162,460
Net earnings per common share:
Basic	$1.40	$1.45	$3.96	$5.44
Diluted	1.40	1.45	3.96	5.43
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021

Net income for the period	$217	$240	$623	$916
Other comprehensive income (loss), net of tax:
Net unrealized holding losses on investment securities	(909)	(95)	(2,729)	(225)
Net unrealized gains (losses) on other noninterest-bearing investments	(1)	—	(2)	3
Net unrealized holding losses on derivative instruments	(138)	(4)	(322)	(4)
Reclassification adjustment for decrease (increase) in interest income recognized in earnings on derivative instruments	8	(12)	(7)	(35)
Other comprehensive income (loss)	(1,040)	(111)	(3,060)	(261)
Comprehensive income (loss)	$(823)	$129	$(2,437)	$655
See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at June 30, 2022	$440	150,471	$—	$1,845	$5,447	$(2,100)	$5,632
Net income for the period					217		217
Other comprehensive loss, net of tax						(1,040)	(1,040)
Bank common stock repurchased		(888)		(50)			(50)
Net activity under employee plans and related tax benefits		28		4			4
Dividends on preferred stock					(6)		(6)
Dividends on common stock, $0.41 per share					(61)		(61)
Balance at September 30, 2022	$440	149,611	$—	$1,799	$5,597	$(3,140)	$4,696

Balance at June 30, 2021	$440	162,248	$—	$2,565	$4,853	$175	$8,033
Net income for the period					240		240
Other comprehensive loss, net of tax						(111)	(111)
Bank common stock repurchased		(5,772)		(325)			(325)
Net activity under employee plans and related tax benefits		54		5			5
Dividends on preferred stock					(6)		(6)
Dividends on common stock, $0.38 per share					(62)		(62)
Balance at September 30, 2021	$440	156,530	$—	$2,245	$5,025	$64	$7,774

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2021	$440	151,625	$—	$1,928	$5,175	$(80)	$7,463
Net income for the period					623		623
Other comprehensive loss, net of tax						(3,060)	(3,060)
Bank common stock repurchased		(2,602)		(151)			(151)
Net activity under employee plans and related tax benefits		588		22			22
Dividends on preferred stock					(22)		(22)
Dividends on common stock, $1.17 per share					(178)		(178)
Change in deferred compensation					(1)		(1)
Balance at September 30, 2022	$440	149,611	$—	$1,799	$5,597	$(3,140)	$4,696

Balance at December 31, 2020	$566	164,090	$—	$2,686	$4,309	$325	$7,886
Net income for the period					916		916
Other comprehensive loss, net of tax						(261)	(261)
Preferred stock redemption	(126)			3	(3)		(126)
Bank common stock repurchased		(8,519)		(475)			(475)
Net activity under employee plans and related tax benefits		959		31			31
Dividends on preferred stock					(23)		(23)
Dividends on common stock, $1.06 per share					(174)		(174)
Balance at September 30, 2021	$440	156,530	$—	$2,245	$5,025	$64	$7,774
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$623	$916
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	79	(301)
Depreciation and amortization	79	(22)
Share-based compensation	25	23
Deferred income tax expense	15	108
Net increase in trading securities	(154)	(39)
Net decrease in loans held for sale	51	13
Change in other liabilities	745	14
Change in other assets	(467)	(177)
Other, net	(20)	(72)
Net cash provided by operating activities	976	463
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	8,328	(4,461)
Proceeds from maturities and paydowns of investment securities held-to-maturity	250	433
Purchases of investment securities held-to-maturity	(232)	(256)
Proceeds from sales, maturities and paydowns of investment securities available-for-sale	2,743	3,611
Purchases of investment securities available-for-sale	(5,829)	(8,730)
Net change in loans and leases	(3,026)	2,957
Purchases and sales of other noninterest-bearing investments	(147)	18
Purchases of premises and equipment	(154)	(153)
Other, net	21	8
Net cash provided by (used in) investing activities	1,954	(6,573)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(6,794)	8,230
Net change in short-term funds borrowed	4,461	(993)
Cash paid for preferred stock redemption	—	(126)
Redemption of long-term debt	(290)	(281)
Proceeds from the issuance of common stock	8	17
Dividends paid on common and preferred stock	(200)	(199)
Bank common stock repurchased	(151)	(475)
Other, net	(10)	(9)
Net cash (used in) provided by financing activities	(2,976)	6,164
Net decrease in cash and due from banks	(46)	54
Cash and due from banks at beginning of period	595	543
Cash and due from banks at end of period	$549	$597
Cash paid for interest	$63	$61
Net cash paid for income taxes	5	442
Noncash activities are summarized as follows:
Loans held for investment transferred to other real estate owned	—	22
Loans held for investment reclassified to loans held for sale, net	100	55
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2022
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
The results of operations for the nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and accompanying footnotes included in our 2021 Form 10-K. Certain prior period amounts have been reclassified to conform with the current period presentation, where applicable. These reclassifications did not affect net income or shareholders’ equity.
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
We evaluated events that occurred between September 30, 2022 and the date the accompanying financial statements were issued, and determined that there were no material events that would require adjustments to our consolidated financial statements or significant disclosure in the accompanying Notes. As referenced in Note 5 of the Notes to Consolidated Financial Statements, we transferred pass-through mortgage-backed available-for-sale (“AFS”) securities to the held-to-maturity (“HTM”) category to reflect our new intent for these securities in October 2022.
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
The new standard also requires public companies to present current-period gross write-offs (on a current year-to-date basis for interim-period disclosures) by year of origination in their vintage disclosures.
The new standard is effective for calendar year-end public companies beginning January 1, 2023, with early adoption permitted.
Periods beginning after December 15, 2022
We have established an implementation team to ensure that the necessary data is captured in order to comply with the new disclosure requirements. The overall effect of this standard is not expected to have a material impact on our financial statements.
We do not plan to early adopt this new standard.

ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
This ASU clarifies that contractual restrictions prohibiting the sale of an equity security are not considered part of the unit of account of the equity security, and therefore, are not considered in measuring fair value. The amendments clarify that an entity cannot recognize and measure a contractual sale restriction as a separate unit of account. The amendments in this ASU also require additional qualitative and quantitative disclosures for equity securities subject to contractual sale restrictions.

The new standard is effective for calendar year-end public companies beginning January 1, 2024, with early adoption permitted.
Periods beginning after December 15, 2023
The requirements of this ASU are consistent with our current treatment of equity securities subject to contractual sale restrictions and are not expected to impact the fair value measurements of these securities.

We are evaluating supplementary disclosure requirements and additional data needed to meet these requirements. The overall effect of this standard is not expected to have a material impact on our financial statements.

We do not plan to early adopt this new standard.

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
Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	September 30, 2022
	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale securities:
U.S. Treasury, agencies and corporations	$394	$21,139	$—	$21,533
Municipal securities		1,626		1,626
Other debt securities		74		74
Total available-for-sale	394	22,839	—	23,233
Trading account	221	305		526
Other noninterest-bearing investments:
Bank-owned life insurance		543		543
Private equity investments [1]	5		81	86
Other assets:
Agriculture loan servicing and interest-only strips			12	12
Deferred compensation plan assets	118			118
Derivatives:
Derivatives designated as hedges		83		83
Derivatives not designated as hedges		212		212
Total assets	$738	$23,982	$93	$24,813
LIABILITIES
Securities sold, not yet purchased	$34	$—	$—	$34
Other liabilities:
Derivatives:
Derivatives designated as hedges		2		2
Derivatives not designated as hedges		489		489
Total liabilities	$34	$491	$—	$525
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
Rollforward of Level 3 Fair Value Measurements
The following schedule presents a rollforward of assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended				Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
(In millions)	Private equity investments	Ag loan servicing & interest only strips	Private equity investments	Ag loan servicing & interest only strips	Private equity investments	Ag loan servicing & interest only strips	Private equity investments	Ag loan servicing & interest only strips

Balance at beginning of period	$77	$12	$72	$15	$66	$12	$80	$16
Unrealized securities gains (losses), net	2	—	10	—	7	—	79	—
Other noninterest income (expense)	—	—	—	(1)	—	—	—	(2)
Purchases	2	—	4	—	11	—	10	—
Cost of investments sold	—	—	(13)	—	(3)	—	(19)	—
Transfers out [1]	—	—	(1)	—	—	—	(78)	—
Balance at end of period	$81	$12	$72	$14	$81	$12	$72	$14
1 Represents the transfer of SBIC investments out of Level 3 and into Level 1 because they are now publicly traded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The rollforward of Level 3 instruments includes the following realized gains and losses recognized in securities gains (losses) on the consolidated statement of income for the periods presented:

(In millions)	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Securities gains (losses), net	$—	$(6)	$(2)	$(11)
Nonrecurring Fair Value Measurements
Certain assets and liabilities may be recorded at fair value on a nonrecurring basis, including impaired loans that have been measured based on the fair value of the underlying collateral, other real estate owned (“OREO”), and nonmarketable equity securities. Nonrecurring fair value adjustments typically involve write-downs of individual assets or the application of lower of cost or fair value accounting. At September 30, 2022, we had no assets or liabilities that had fair value changes measured on a nonrecurring basis. At December 31, 2021, we had $2 million of collateral-dependent loans valued as Level 2 measurements, and we recognized $3 million of losses from fair value changes related to these loans. The previous fair values may not be current as of the dates indicated, but rather as of the most recent date the fair value change occurred. For additional information regarding the measurement of fair value for impaired loans, collateral-dependent loans, and OREO, see Note 3 of our 2021 Form 10-K.

Fair Value of Certain Financial Instruments
The following schedule summarizes the carrying values and estimated fair values of certain financial instruments:

	September 30, 2022			December 31, 2021
(In millions)	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Financial assets:
Held-to-maturity investment securities	$423	$379	2	$441	$443	2
Loans and leases (including loans held for sale), net of allowance	53,402	51,735	3	50,421	50,619	3
Financial liabilities:
Time deposits	1,473	1,433	2	1,622	1,624	2
Other short-term borrowings	3,500	3,500	2	—	—	2
Long-term debt	647	628	2	1,012	1,034	2
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
4. OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	September 30, 2022
				Gross amounts not offset in the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$2,797	$—	$2,797	$—	$—	$2,797
Derivatives (included in other assets)	295	—	295	(10)	(159)	126
Total assets	$3,092	$—	$3,092	$(10)	$(159)	$2,923
Liabilities:
Federal funds purchased and other short-term borrowings	$5,363	$—	$5,363	$—	$—	$5,363
Derivatives (included in other liabilities)	491	—	491	(10)	—	481
Total liabilities	$5,854	$—	$5,854	$(10)	$—	$5,844

	December 31, 2021
				Gross amounts not offset in the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and security resell agreements	$2,133	$—	$2,133	$—	$—	$2,133
Derivatives (included in other assets)	219	—	219	(16)	(7)	196
Total assets	$2,352	$—	$2,352	$(16)	$(7)	$2,329
Liabilities:
Federal funds purchased and other short-term borrowings	$903	$—	$903	$—	$—	$903
Derivatives (included in other liabilities)	51	—	51	(16)	(1)	34
Total liabilities	$954	$—	$954	$(16)	$(1)	$937
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
5. INVESTMENTS
Investment Securities
Investment securities are classified as HTM, AFS, or trading. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. The amortized cost amounts represent the original cost of the investments, adjusted for related amortization or accretion of any purchase premiums or discounts, and for any impairment losses, including credit-related impairment. AFS securities are carried at fair value, and changes in fair value (unrealized gains and losses) are reported as net increases or decreases to accumulated other comprehensive income (“AOCI”), net of related taxes. Trading securities are carried at fair value with gains and losses recognized in current period earnings. The carrying values of our securities do not include accrued interest receivables of $76 million and $65 million at September 30, 2022 and December 31, 2021, respectively. These receivables are presented on the consolidated balance sheet in “Other assets.”

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
In October 2022, we transferred approximately $9.0 billion amortized cost ($7.2 billion fair value) of pass-through mortgage-backed AFS securities to the HTM category to reflect our new intent for these securities.
See Note 5 of our 2021 Form 10-K for more information regarding our accounting for investment securities, and see Note 3 of our 2021 Form 10-K for description of our process to estimate fair value for investment securities.
The following schedule summarizes the amortized cost and estimated fair values of our HTM and AFS securities:

	September 30, 2022
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities [1]	$423	$—	$44	$379
Available-for-sale
U.S. Treasury securities	557	—	163	394
U.S. Government agencies and corporations:
Agency securities	851	—	44	807
Agency guaranteed mortgage-backed securities [1]	23,162	—	3,596	19,566
Small Business Administration loan-backed securities	793	1	28	766
Municipal securities [1]	1,780	—	154	1,626
Other debt securities [1]	75	—	1	74
Total available-for-sale	27,218	1	3,986	23,233
Total HTM and AFS investment securities	$27,641	$1	$4,030	$23,612
1 Gross unrealized gains for these security categories were less than $1 million.

	December 31, 2021
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$441	$4	$2	$443
Available-for-sale
U.S. Treasury securities	155	—	21	134
U.S. Government agencies and corporations:
Agency securities	833	13	1	845
Agency guaranteed mortgage-backed securities	20,549	108	270	20,387
Small Business Administration loan-backed securities	938	2	28	912
Municipal securities	1,652	46	4	1,694
Other debt securities	75	1	—	76
Total available-for-sale	24,202	170	324	24,048
Total HTM and AFS investment securities	$24,643	$174	$326	$24,491
Maturities
The following schedule shows the amortized cost and weighted average yields of debt securities by contractual maturity of principal payments at September 30, 2022. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	September 30, 2022
	Total debt securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollar amounts in millions)	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
Held-to-maturity
Municipal securities [1]	$423	3.11%	$46	3.65%	$132	3.20%	$185	3.08%	$60	2.59%
Available-for-sale
U.S. Treasury securities	557	2.05	—	—	—	—	—	—	557	2.05
U.S. Government agencies and corporations:
Agency securities	851	2.40	31	0.84	371	2.08	239	2.48	210	3.09
Agency guaranteed mortgage-backed securities	23,162	1.82	—	—	370	1.70	1,725	1.97	21,067	1.81
Small Business Administration loan-backed securities	793	2.58	—	—	52	2.73	160	3.02	581	2.44
Municipal securities [1]	1,780	2.42	112	2.18	650	2.67	710	2.17	308	2.56
Other debt securities	75	3.46	—	—	50	1.79	10	9.52	15	4.98
Total available-for-sale securities	27,218	1.91	143	1.89	1,493	2.25	2,844	2.15	22,738	1.86
Total HTM and AFS investment securities	$27,641	1.93%	$189	2.32%	$1,625	2.33%	$3,029	2.21%	$22,798	1.86%
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.
The following schedule summarizes the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	September 30, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$18	$260	$26	$96	$44	$356
Available-for-sale
U.S. Treasury securities	95	306	68	88	163	394
U.S. Government agencies and corporations:
Agency securities	37	712	7	95	44	807
Agency guaranteed mortgage-backed securities	1,865	12,129	1,731	7,429	3,596	19,558
Small Business Administration loan-backed securities	7	77	21	571	28	648
Municipal securities	106	1,375	48	230	154	1,605
Other	1	13	—	—	1	13
Total available-for-sale	2,111	14,612	1,875	8,413	3,986	23,025
Total HTM and AFS investment securities	$2,129	$14,872	$1,901	$8,509	$4,030	$23,381

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2021
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Held-to-maturity
Municipal securities	$1	$88	$1	$68	$2	$156
Available-for-sale
U.S. Treasury securities	—	—	21	134	21	134
U.S. Government agencies and corporations:
Agency securities	1	121	—	1	1	122
Agency guaranteed mortgage-backed securities	231	13,574	39	942	270	14,516
Small Business Administration loan-backed securities	—	27	28	749	28	776
Municipal securities	4	327	—	8	4	335
Other	—	—	—	—	—	—
Total available-for-sale	236	14,049	88	1,834	324	15,883
Total HTM and AFS investment securities	$237	$14,137	$89	$1,902	$326	$16,039
Approximately 550 and 137 HTM and 4,236 and 1,302 AFS investment securities were in an unrealized loss position at September 30, 2022, and December 31, 2021, respectively.
Impairment
We review investment securities quarterly on an individual security basis for the presence of impairment. For additional information on our policy and impairment evaluation process for investment securities, see Note 5 of our 2021 Form 10-K.
AFS Impairment
We did not recognize any impairment on our AFS investment securities portfolio during the first nine months of 2022. Unrealized losses primarily relate to changes in interest rates subsequent to purchase and are not attributable to credit. At September 30, 2022, we had not initiated any sales of AFS securities, nor did we have an intent to sell any identified securities with unrealized losses. We do not believe it is more likely than not that we would be required to sell such securities before recovery of their amortized cost basis.
HTM Impairment
For HTM securities, the allowance for credit losses (“ACL”) is assessed consistent with the approach described in Note 6 for loans and leases carried at amortized cost. The ACL on HTM securities was less than $1 million at September 30, 2022. All HTM securities were risk-graded as “Pass” in terms of credit quality and none were past due at September 30, 2022. The amortized cost basis of HTM securities categorized by year acquired is summarized in the following schedule:

	September 30, 2022
	Amortized cost basis by year acquired
(In millions)	2022	2021	2020	2019	2018	Prior	Total Securities
Held-to-maturity investment securities	$38	$87	$117	$8	$—	$173	$423

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Securities Gains and Losses Recognized in Income
The following schedule summarizes securities gains and losses recognized in the income statement:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Other noninterest-bearing investments	$6	$—	$6	$29	$10	$20	$86	$35
Net gains (losses) [1]		$6		$(23)		$(10)		$51
1 Net gains (losses) were recognized in securities gains (losses) in the income statement.
The following schedule presents interest income by security type:

	Three Months Ended September 30,
	2022			2021
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$2	$1	$3	$3	$1	$4
Available-for-sale	115	11	126	64	8	72
Trading	—	3	3	—	2	2
Total securities	$117	$15	$132	$67	$11	$78

	Nine Months Ended September 30,
	2022			2021
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$7	$3	$10	$8	$4	$12
Available-for-sale	320	30	350	182	22	204
Trading	—	12	12	—	7	7
Total securities	$327	$45	$372	$190	$33	$223
At September 30, 2022 and December 31, 2021, investment securities with a carrying value of $4.6 billion and $3.1 billion, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
6. LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
Loans and leases are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	September 30, 2022	December 31, 2021

Loans held for sale	$25	$83
Commercial:
Commercial and industrial	$15,656	$13,867
PPP	306	1,855
Leasing	347	327
Owner-occupied	9,279	8,733
Municipal	4,224	3,658
Total commercial	29,812	28,440
Commercial real estate:
Construction and land development	2,800	2,757
Term	9,556	9,441
Total commercial real estate	12,356	12,198
Consumer:
Home equity credit line	3,331	3,016
1-4 family residential	6,852	6,050
Construction and other consumer real estate	973	638
Bankcard and other revolving plans	471	396
Other	123	113
Total consumer	11,750	10,213
Total loans and leases	$53,918	$50,851
Loans and leases are presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $44 million and $83 million at September 30, 2022 and December 31, 2021, respectively. Amortized cost basis does not include accrued interest receivables of $196 million and $161 million at September 30, 2022 and December 31, 2021, respectively. These receivables are presented in the Consolidated Balance Sheet within the “Other assets” line item.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $257 million at September 30, 2022 and $160 million at December 31, 2021.
Loans with a carrying value of $27.6 billion at September 30, 2022 and $26.8 billion at December 31, 2021 have been pledged at the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Des Moines as collateral for potential borrowings.
We sold loans totaling $112 million and $635 million for the three and nine months ended September 30, 2022, and $0.4 billion and $1.2 billion for the three and nine months ended September 30, 2021, that were classified as loans held for sale. The sold loans were derecognized from the balance sheet. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of Small Business Administration (“SBA”) loans that are primarily sold to U.S. government agencies or participated to third parties. They do not include loans from the SBA's Paycheck Protection Program (“PPP”). At times, we have continuing involvement in the sold loans in the form of servicing rights or guarantees. Amounts added to loans held for sale during these same periods were $96 million and $583 million for the three and nine months ended September 30, 2022, and $0.4

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
billion and $1.2 billion for the three and nine months ended September 30, 2021, respectively. See Note 5 of the Notes to Consolidated Financial Statements for further information regarding guaranteed securities.
The principal balance of sold loans for which we retain servicing was $3.5 billion at September 30, 2022, and $3.3 billion at December 31, 2021. Income from loans sold, excluding servicing, was $2 million and $12 million for the three and nine months ended September 30, 2022, and $12 million and $30 million for the three and nine months ended September 30, 2021, respectively.
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
Changes in the ACL are summarized as follows:

	Three Months Ended September 30, 2022
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$286	$114	$108	$508
Provision for loan losses	41	17	2	60
Gross loan and lease charge-offs	37	—	1	38
Recoveries	6	—	5	11
Net loan and lease charge-offs (recoveries)	31	—	(4)	27
Balance at end of period	$296	$131	$114	$541
Reserve for unfunded lending commitments
Balance at beginning of period	$13	$15	$10	$38
Provision for unfunded lending commitments	3	7	1	11
Balance at end of period	$16	$22	$11	$49
Total allowance for credit losses at end of period
Allowance for loan losses	$296	$131	$114	$541
Reserve for unfunded lending commitments	16	22	11	49
Total allowance for credit losses	$312	$153	$125	$590

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2022
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$311	$107	$95	$513
Provision for loan losses	29	24	17	70
Gross loan and lease charge-offs	65	—	8	73
Recoveries	21	—	10	31
Net loan and lease charge-offs (recoveries)	44	—	(2)	42
Balance at end of period	$296	$131	$114	$541
Reserve for unfunded lending commitments
Balance at beginning of period	$19	$11	$10	$40
Provision for unfunded lending commitments	(3)	11	1	9
Balance at end of period	$16	$22	$11	$49
Total allowance for credit losses at end of period
Allowance for loan losses	$296	$131	$114	$541
Reserve for unfunded lending commitments	16	22	11	49
Total allowance for credit losses	$312	$153	$125	$590

	Three Months Ended September 30, 2021
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$321	$111	$103	$535
Provision for loan losses	(25)	(10)	(10)	(45)
Gross loan and lease charge-offs	4	—	4	8
Recoveries	7	—	2	9
Net loan and lease charge-offs (recoveries)	(3)	—	2	(1)
Balance at end of period	$299	$101	$91	$491
Reserve for unfunded lending commitments
Balance at beginning of period	$21	$10	$8	$39
Provision for unfunded lending commitments	(2)	—	1	(1)
Balance at end of period	$19	$10	$9	$38
Total allowance for credit losses at end of period
Allowance for loan losses	$299	$101	$91	$491
Reserve for unfunded lending commitments	19	10	9	38
Total allowance for credit losses	$318	$111	$100	$529

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2021
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$464	$171	$142	$777
Provision for loan losses	(162)	(70)	(49)	(281)
Gross loan and lease charge-offs	27	—	10	37
Recoveries	24	—	8	32
Net loan and lease charge-offs (recoveries)	3	—	2	5
Balance at end of period	$299	$101	$91	$491
Reserve for unfunded lending commitments
Balance at beginning of period	$30	$20	$8	$58
Provision for unfunded lending commitments	(11)	(10)	1	(20)
Balance at end of period	$19	$10	$9	$38
Total allowance for credit losses at end of period
Allowance for loan losses	$299	$101	$91	$491
Reserve for unfunded lending commitments	19	10	9	38
Total allowance for credit losses	$318	$111	$100	$529
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
The amortized cost basis of nonaccrual loans is summarized as follows:

	September 30, 2022
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance
Commercial:
Commercial and industrial	$10	$42	$52	$19
PPP	5	—	5	—
Owner-occupied	19	9	28	1
Total commercial	34	51	85	20
Commercial real estate:
Term	—	20	20	8
Total commercial real estate	—	20	20	8
Consumer:
Home equity credit line	1	9	10	1
1-4 family residential	7	29	36	4
Bankcard and other revolving plans	—	—	—	—
Total consumer loans	8	38	46	5
Total	$42	$109	$151	$33

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2021
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance
Commercial:
Commercial and industrial	$30	$94	$124	$34
PPP	2	1	3	—
Owner-occupied	37	20	57	3
Total commercial	69	115	184	37
Commercial real estate:
Term	6	14	20	3
Total commercial real estate	6	14	20	3
Consumer:
Home equity credit line	4	10	14	2
1-4 family residential	9	43	52	5
Bankcard and other revolving plans	—	1	1	1
Total consumer loans	13	54	67	8
Total	$88	$183	$271	$48
For accruing loans, interest is accrued and interest payments are recognized into interest income according to the contractual loan agreement. For nonaccruing loans, the accrual of interest is discontinued, any uncollected or accrued interest is reversed from interest income in a timely manner (generally within one month), and any payments received on these loans are not recognized into interest income, but are applied as a reduction to the principal outstanding. For the three and nine months ended September 30, 2022 and 2021, there was no interest income recognized on a cash basis during the period the loans were on nonaccrual.
The amount of accrued interest receivables reversed from interest income during the periods presented is summarized by loan portfolio segment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021

Commercial	$3	$3	$11	$11
Commercial real estate	1	1	1	1
Consumer	—	—	—	—
Total	$4	$4	$12	$12
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Past due loans (accruing and nonaccruing) are summarized as follows:

	September 30, 2022
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$15,597	$26	$33	$59	$15,656	$17	$36
PPP	268	31	7	38	306	2	—
Leasing	347	—	—	—	347	—	—
Owner-occupied	9,264	10	5	15	9,279	—	21
Municipal	4,223	1	—	1	4,224	—	—
Total commercial	29,699	68	45	113	29,812	19	57
Commercial real estate:
Construction and land development	2,800	—	—	—	2,800	—	—
Term	9,536	5	15	20	9,556	—	5
Total commercial real estate	12,336	5	15	20	12,356	—	5
Consumer:
Home equity credit line	3,323	7	1	8	3,331	—	6
1-4 family residential	6,829	7	16	23	6,852	—	19
Construction and other consumer real estate	973	—	—	—	973	—	—
Bankcard and other revolving plans	468	3	—	3	471	1	—
Other	122	1	—	1	123	—	—
Total consumer loans	11,715	18	17	35	11,750	1	25
Total	$53,750	$91	$77	$168	$53,918	$20	$87

	December 31, 2021
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$13,822	$17	$28	$45	$13,867	$2	$91
PPP	1,813	35	7	42	1,855	5	—
Leasing	327	—	—	—	327	—	—
Owner-occupied	8,712	7	14	21	8,733	—	42
Municipal	3,658	—	—	—	3,658	—	—
Total commercial	28,332	59	49	108	28,440	7	133
Commercial real estate:
Construction and land development	2,757	—	—	—	2,757	—	—
Term	9,426	10	5	15	9,441	—	15
Total commercial real estate	12,183	10	5	15	12,198	—	15
Consumer:
Home equity credit line	3,008	4	4	8	3,016	—	10
1-4 family residential	6,018	6	26	32	6,050	—	24
Construction and other consumer real estate	638	—	—	—	638	—	—
Bankcard and other revolving plans	393	2	1	3	396	1	—
Other	112	1	—	1	113	—	—
Total consumer loans	10,169	13	31	44	10,213	1	34
Total	$50,684	$82	$85	$167	$50,851	$8	$182
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
There were $1 million of loans classified as Doubtful at September 30, 2022, compared with none at December 31, 2021.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	September 30, 2022
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2022	2021	2020	2019	2018	Prior			Total loans
Commercial:
Commercial and industrial
Pass	$2,640	$2,004	$941	$788	$535	$364	$7,626	$182	$15,080
Special Mention	19	2	11	11	1	42	88	—	174
Accruing Substandard	13	14	17	101	40	71	92	2	350
Nonaccrual	1	1	2	1	1	3	39	4	52
Total commercial and industrial	2,673	2,021	971	901	577	480	7,845	188	15,656
PPP
Pass	—	154	147	—	—	—	—	—	301
Nonaccrual	—	—	5	—	—	—	—	—	5
Total PPP	—	154	152	—	—	—	—	—	306
Leasing
Pass	97	76	50	74	22	23	—	—	342
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	5	—	—	5
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	97	76	50	74	22	28	—	—	347
Owner-occupied
Pass	1,778	2,346	1,173	909	675	1,827	162	85	8,955
Special Mention	3	8	8	11	7	18	1	—	56
Accruing Substandard	15	17	45	32	56	67	8	—	240
Nonaccrual	—	1	2	4	5	15	1	—	28
Total owner-occupied	1,796	2,372	1,228	956	743	1,927	172	85	9,279
Municipal
Pass	1,027	1,224	848	472	167	469	6	—	4,213
Special Mention	—	—	—	8	—	—	—	—	8
Accruing Substandard	—	—	—	—	—	3	—	—	3
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	1,027	1,224	848	480	167	472	6	—	4,224
Total commercial	5,593	5,847	3,249	2,411	1,509	2,907	8,023	273	29,812
Commercial real estate:
Construction and land development
Pass	375	814	621	128	2	2	706	85	2,733
Special Mention	1	1	—	—	—	25	—	—	27
Accruing Substandard	17	1	—	22	—	—	—	—	40
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	393	816	621	150	2	27	706	85	2,800
Term
Pass	2,170	1,987	1,661	1,022	810	1,316	239	120	9,325
Special Mention	—	21	—	—	3	3	—	—	27
Accruing Substandard	51	4	35	23	37	34	—	—	184
Nonaccrual	—	—	2	4	1	13	—	—	20
Total term	2,221	2,012	1,698	1,049	851	1,366	239	120	9,556
Total commercial real estate	2,614	2,828	2,319	1,199	853	1,393	945	205	12,356

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	September 30, 2022
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2022	2021	2020	2019	2018	Prior			Total loans
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	3,222	97	3,319
Special Mention	—	—	—	—	—	—	1	—	1
Accruing Substandard	—	—	—	—	—	—	1	—	1
Nonaccrual	—	—	—	—	—	—	8	2	10
Total home equity credit line	—	—	—	—	—	—	3,232	99	3,331
1-4 family residential
Pass	1,461	1,451	1,010	648	393	1,851	—	—	6,814
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	2	—	—	2
Nonaccrual	—	1	3	3	1	28	—	—	36
Total 1-4 family residential	1,461	1,452	1,013	651	394	1,881	—	—	6,852
Construction and other consumer real estate
Pass	357	483	95	22	9	7	—	—	973
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	357	483	95	22	9	7	—	—	973
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	468	2	470
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	1	—	1
Nonaccrual	—	—	—	—	—	—	—	—	—
Total bankcard and other revolving plans	—	—	—	—	—	—	469	2	471
Other consumer
Pass	58	34	13	10	5	3	—	—	123
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	58	34	13	10	5	3	—	—	123
Total consumer	1,876	1,969	1,121	683	408	1,891	3,701	101	11,750
Total loans	$10,083	$10,644	$6,689	$4,293	$2,770	$6,191	$12,669	$579	$53,918

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2021
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2021	2020	2019	2018	2016	Prior			Total loans
Commercial:
Commercial and industrial
Pass	$2,561	$1,309	$1,179	$748	$354	$239	$6,594	$121	$13,105
Special Mention	4	17	9	12	1	3	128	1	175
Accruing Substandard	28	22	99	53	31	65	162	3	463
Nonaccrual	14	10	6	3	1	21	51	18	124
Total commercial and industrial	2,607	1,358	1,293	816	387	328	6,935	143	13,867
PPP
Pass	1,317	535	—	—	—	—	—	—	1,852
Nonaccrual	—	3	—	—	—	—	—	—	3
Total PPP	1,317	538	—	—	—	—	—	—	1,855
Leasing
Pass	46	74	70	64	42	19	—	—	315
Special Mention	—	1	4	1	1	—	—	—	7
Accruing Substandard	—	—	—	—	—	5	—	—	5
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	46	75	74	65	43	24	—	—	327
Owner-occupied
Pass	2,420	1,366	1,028	868	695	1,663	177	69	8,286
Special Mention	10	13	19	32	18	50	3	3	148
Accruing Substandard	14	24	41	47	24	79	13	—	242
Nonaccrual	—	4	14	9	9	20	1	—	57
Total owner-occupied	2,444	1,407	1,102	956	746	1,812	194	72	8,733
Municipal
Pass	1,303	963	553	250	327	220	3	—	3,619
Special Mention	—	—	—	—	—	25	—	—	25
Accruing Substandard	—	9	—	—	—	5	—	—	14
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	1,303	972	553	250	327	250	3	—	3,658
Total commercial	7,717	4,350	3,022	2,087	1,503	2,414	7,132	215	28,440
Commercial real estate:
Construction and land development
Pass	640	736	515	94	24	2	650	64	2,725
Special Mention	—	—	1	—	—	—	—	—	1
Accruing Substandard	—	3	28	—	—	—	—	—	31
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	640	739	544	94	24	2	650	64	2,757
Term
Pass	2,407	1,765	1,491	1,066	529	1,401	239	179	9,077
Special Mention	22	39	10	17	8	25	—	4	125
Accruing Substandard	9	9	44	77	14	64	—	2	219
Nonaccrual	—	1	5	1	—	13	—	—	20
Total term	2,438	1,814	1,550	1,161	551	1,503	239	185	9,441
Total commercial real estate	3,078	2,553	2,094	1,255	575	1,505	889	249	12,198

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2021
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2021	2020	2019	2018	2016	Prior			Total loans
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	2,903	96	2,999
Special Mention	—	—	—	—	—	—	1	—	1
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	7	7	14
Total home equity credit line	—	—	—	—	—	—	2,913	103	3,016
1-4 family residential
Pass	1,391	1,021	728	484	681	1,691	—	—	5,996
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	1	—	—	1	—	—	2
Nonaccrual	—	3	3	3	9	34	—	—	52
Total 1-4 family residential	1,391	1,024	732	487	690	1,726	—	—	6,050
Construction and other consumer real estate
Pass	295	232	73	27	4	7	—	—	638
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	295	232	73	27	4	7	—	—	638
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	391	3	394
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	1	—	1
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	393	3	396
Other consumer
Pass	58	23	17	9	4	2	—	—	113
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	58	23	17	9	4	2	—	—	113
Total consumer	1,744	1,279	822	523	698	1,735	3,306	106	10,213
Total loans	$12,539	$8,182	$5,938	$3,865	$2,776	$5,654	$11,327	$570	$50,851
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Information on TDRs, including the amortized cost on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	September 30, 2022
	Amortized cost resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other [1]	Multiple modification types [2]	Total
Accruing
Commercial:
Commercial and industrial	$1	$9	$—	$—	$9	$30	$49
Owner-occupied	1	6	—	8	13	12	40
Municipal	—	8	—	—	—	—	8
Total commercial	2	23	—	8	22	42	97
Commercial real estate:
Term	1	27	—	27	28	1	84
Total commercial real estate	1	27	—	27	28	1	84
Consumer:
Home equity credit line	—	1	5	—	—	1	7
1-4 family residential	2	1	2	—	—	13	18
Total consumer loans	2	2	7	—	—	14	25
Total accruing	5	52	7	35	50	57	206
Nonaccruing
Commercial:
Commercial and industrial	1	—	—	—	6	2	9
Owner-occupied	4	—	—	—	—	4	8
Total commercial	5	—	—	—	6	6	17
Commercial real estate:
Term	—	—	—	11	—	4	15
Total commercial real estate	—	—	—	11	—	4	15
Consumer:
Home equity credit line	—	—	1	—	—	—	1
1-4 family residential	—	1	—	—	1	4	6
Total consumer loans	—	1	1	—	1	4	7
Total nonaccruing	5	1	1	11	7	14	39
Total	$10	$53	$8	$46	$57	$71	$245
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
Unfunded lending commitments on TDRs totaled $6 million and $10 million at September 30, 2022 and December 31, 2021, respectively.
The total amortized cost of all TDRs in which interest rates were modified below market was $60 million at September 30, 2022 and $100 million at December 31, 2021. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the three and nine months ended September 30, 2022 and 2021 was not significant.
On an ongoing basis, we monitor the performance of all TDRs according to their restructured terms. Subsequent payment default is defined in terms of delinquency, when principal or interest payments are past due 90 days or more for commercial loans, or 60 days or more for consumer loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amortized cost of TDRs that had a payment default during the three and nine months ended September 30, 2022, which were still in default at period end, and were within 12 months or less of being modified as TDRs was approximately $13 million for both periods, and $2 million and $5 million for the three and nine months ended September 30, 2021, respectively.
Collateral-Dependent Loans
When a loan is individually evaluated for expected credit losses, we estimate a specific reserve for the loan based on the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, the observable market price of the loan, or the fair value of the loan’s underlying collateral.
Select information on loans for which the borrower is experiencing financial difficulties and repayment is expected to be provided substantially through the operation or sale of the underlying collateral, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

	September 30, 2022
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Commercial and industrial	$1	Corporate assets	8%
Owner-occupied	2	Land, Warehouse	39%
Commercial real estate:
Term	3	Multi-family	80%
Consumer:
Home equity credit line	1	Single family residential	14%
1-4 family residential	2	Single family residential	37%
Total	$9

	December 31, 2021
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Commercial and industrial	$27	Corporate assets, Single family residential	55%
Owner-occupied	11	Office building	40%
Commercial real estate:
Term	2	Multi-family, Retail	28%
Consumer:
Home equity credit line	5	Single family residential	45%
1-4 family residential	2	Single family residential	35%
Total	$47
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
At September 30, 2022 and December 31, 2021, we did not have any foreclosed residential real estate property. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $11 million and $10 million for the same periods, respectively.

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
Fair Value Hedges of Liabilities – At September 30, 2022, we had one receive-fixed interest rate swap with a notional amount of $500 million designated in a qualifying fair value hedge relationship of fixed-rate debt. The receive-fixed interest rate swap effectively converts the interest on our fixed-rate debt to floating. During the third quarter of 2022, derivatives designated as fair value hedges of debt decreased in value by $25 million, which was offset by changes in the fair value of the hedged debt instruments as shown in the schedules below. We had no cumulative unamortized debt basis adjustments related to previously terminated fair value hedges of debt at September 30, 2022.
Fair Value Hedges of Assets – At September 30, 2022, we had pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $1.2 billion designated as fair value hedges of certain AFS securities. These swaps effectively convert the fixed interest income to a floating rate on the hedged portion of the securities. During the third quarter of 2022, derivatives designated as fair value hedges of fixed-rate AFS securities increased in value by $67 million, which was offset by changes in value of the hedged securities, as shown in the schedules below. At September 30, 2022, we had $10 million of unamortized basis adjustments to AFS securities from previously designated fair value hedges.
Cash Flow Hedges – At September 30, 2022, we had $7.4 billion notional amount of receive-fixed interest rate swaps designated as cash flow hedges of pools of floating-rate commercial loans. During the quarter, our cash flow hedge portfolio decreased in value by $172 million, which was recorded in AOCI. The amounts deferred in AOCI are reclassified into earnings in the periods in which the hedged interest receipts occur (i.e., when the hedged forecasted transactions affect earnings).
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. For a more detailed discussion of collateral and credit risk related to our derivative contracts, see Note 7 of our 2021 Form 10-K.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for by the contractual terms. At September 30, 2022, the fair value of our derivative liabilities was $491 million, for which we were required to pledge cash collateral of $143 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s (“S&P”) or Moody’s at September 30, 2022, there would likely be less than $1 million of additional collateral required to be pledged.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Derivative Amounts
Certain information with respect to notional amounts and recorded gross fair values at September 30, 2022 and December 31, 2021, and the related gain (loss) of derivative instruments is summarized as follows:

	September 30, 2022			December 31, 2021
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets:
Receive-fixed interest rate swaps	$7,433	$—	$2	$6,883	$—	$—
Fair value hedges:
Debt hedges: Receive-fixed interest rate swaps	500	—	—	500	—	—
Asset hedges: Pay-fixed interest rate swaps	1,228	83	—	479	10	—
Total derivatives designated as hedging instruments	9,161	83	2	7,862	10	—
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives [1]	6,931	1	483	6,587	192	36
Offsetting interest rate derivatives [2]	6,931	501	1	6,587	38	197
Other interest rate derivatives	905	1	—	1,286	6	1
Foreign exchange derivatives	432	6	5	288	3	2
Total derivatives not designated as hedging instruments	15,199	509	489	14,748	239	236
Total derivatives	$24,360	$592	$491	$22,610	$249	$236
1 Customer-facing interest rate derivatives include a net credit valuation adjustment (“CVA”) of $17 million, reducing the fair value of the liability at September 30, 2022, and $3 million, reducing the fair value of the asset at December 31, 2021. These adjustments are required to reflect both our nonperformance risk and that of the respective counterparties.
2 The fair value amounts for these derivatives do not include the settlement amounts for those trades that are centrally cleared. Once the settlement amounts with the clearing houses are included, the total derivative fair values would be the following:

	September 30, 2022		December 31, 2021
(In millions)	Other assets	Other liabilities	Other assets	Other liabilities

Offsetting interest rate derivatives	$204	$1	$8	$12
The amount of derivative gains (losses) from cash flow and fair value hedges that was deferred in other comprehensive income (“OCI”) or recognized in earnings for the nine months ended September 30, 2022 and 2021 is shown in the schedules below.

	Three Months Ended September 30, 2022
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges of floating-rate assets:[1]
Purchased interest rate floors	$—	$—	$—
Interest rate swaps	(183)	(11)	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	(1)
Basis amortization on terminated hedges [2,3]	—	—	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	1
Basis amortization on terminated hedges [2,3]	—	—	—
Total derivatives designated as hedging instruments	$(183)	$(11)	$—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2022
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$2	$—
Interest rate swaps	(427)	7	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	2
Basis amortization on terminated hedges [2,3]	—	—	1
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	(1)
Basis amortization on terminated hedges [2,3]	—	—	—
Total derivatives designated as hedging instruments	$(427)	$9	$2

	Three Months Ended September 30, 2021
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$3	$—
Interest rate swaps	4	13	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	2
Basis amortization on terminated hedges [2,3]	—	—	3
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	(1)
Basis amortization on terminated hedges [2,3]	—	—	—
Total derivatives designated as hedging instruments	$4	$16	$4

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2021
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$8	$—
Interest rate swaps	(5)	38	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	6
Basis amortization on terminated hedges [2,3]	—	—	9
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	(2)
Basis amortization on terminated hedges [2,3]	—	—	—
Total derivatives designated as hedging instruments	$(5)	$46	$13
1 For the 12 months following September 30, 2022, we estimate that $173 million of losses will be reclassified from AOCI into interest income, compared with an estimate of $42 million of gains as of September 30, 2021.
2 Adjustment to interest expense resulting from the amortization of the debt basis adjustment on fixed-rate debt previously hedged by terminated receive-fixed interest rate.
3 There was no cumulative unamortized basis adjustment from previously terminated or redesignated fair value debt hedges and $10 million of terminated fair value asset hedges at September 30, 2022, compared with $2 million and $7 million as of September 30, 2021, respectively.
The amount of gains (losses) recognized from derivatives not designated as accounting hedges is summarized as follows:

	Other Noninterest Income/(Expense)
(In millions)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	$(227)	$(638)	$(5)	$(100)
Offsetting interest rate derivatives	238	680	12	129
Other interest rate derivatives	—	—	3	(7)
Foreign exchange derivatives	8	21	6	17
Total derivatives not designated as hedging instruments	$19	$63	$16	$39
The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented.

	Gain/(loss) recorded in income
	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(In millions)	Derivatives [2]	Hedged items	Total income statement impact	Derivatives [2]	Hedged items	Total income statement impact

Debt: Receive-fixed interest rate swaps [1,2]	$(25)	$25	$—	$(4)	$4	$—
Assets: Pay-fixed interest rate swaps [1,2]	67	(67)	—	4	(4)	—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Gain/(loss) recorded in income
	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(In millions)	Derivatives [2]	Hedged items	Total income statement impact	Derivatives [2]	Hedged items	Total income statement impact

Debt: Receive-fixed interest rate swaps [1,2]	$(75)	$75	$—	$(27)	$27	$—
Assets: Pay-fixed interest rate swaps [1,2]	217	(217)	—	27	(27)	—
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
The following schedule provides information regarding basis adjustments for hedged items.

	Par value of hedged assets/(liabilities)		Carrying amount of the hedged assets/(liabilities)[1]		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item
(In millions)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021

Long-term fixed-rate debt	$(500)	$(500)	$(432)	$(507)	$68	$(7)
Fixed-rate AFS securities	1,228	479	969	435	(260)	(44)
1 Carrying amounts displayed above exclude (1) issuance and purchase discounts or premiums, (2) unamortized issuance and acquisition costs, and (3) amounts related to terminated fair value hedges.
8. LEASES
We have operating and finance leases for branches, corporate offices, and data centers. At September 30, 2022, we had 416 branches, of which 275 are owned and 141 are leased. We lease our headquarters in Salt Lake City, Utah. The remaining maturities of our lease commitments range from the year 2022 to 2062, and some lease arrangements include options to extend or terminate the leases.
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
The following schedule presents ROU assets and lease liabilities with associated weighted average remaining life and discount rate:

(Dollar amounts in millions)	September 30, 2022	December 31, 2021
Operating leases
ROU assets, net of amortization	$183	$195
Lease liabilities	209	222
Financing leases
ROU assets, net of amortization	4	4
Lease liabilities	4	4
Weighted average remaining lease term (years)
Operating leases	8.5	8.5
Finance leases	17.6	18.3
Weighted average discount rate
Operating leases	2.8%	2.8%
Finance leases	3.1%	3.1%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Additional information related to lease expense is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Lease expense:
Operating lease expense	$11	$12	$35	$35
Other expenses associated with operating leases [1]	13	12	38	37
Total lease expense	$24	$24	$73	$72

Related cash disbursements from operating leases	$12	$13	$37	$38
1 Other expenses primarily relate to property taxes and building and property maintenance.
ROU assets related to new leases totaled $5 million at September 30, 2022 and $1 million at December 31, 2021.
Total contractual undiscounted lease payments for operating lease liabilities are summarized in the following schedule by expected due date:

(In millions)	Total undiscounted lease payments

2022 [1]	$13
2023	47
2024	38
2025	28
2026	24
Thereafter	92
Total	$242
1 Contractual maturities for the three months remaining in 2022.
We enter into certain lease agreements where we are the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which we occupy portions of the building. Operating lease income was $3 million for both the third quarter of 2022 and 2021, and $10 million for both the first nine months of 2022 and 2021.
We originated equipment leases, considered to be sales-type leases or direct financing leases, totaling $347 million and $327 million at September 30, 2022 and December 31, 2021, respectively. We recorded income of $3 million on these leases for both the third quarter of 2022 and 2021, and $9 million for both the first nine months of 2022 and 2021.
9. LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
The long-term debt carrying values in the following schedule represent the par value of the debt, adjusted for any unamortized premium or discount, unamortized debt issuance costs, and basis adjustments for interest rate swaps designated as fair value hedges.
LONG-TERM DEBT

(In millions)	September 30, 2022	December 31, 2021	Amount change	Percent change

Subordinated notes	$515	$590	$(75)	(13)%
Senior notes	128	418	(290)	(69)
Finance lease obligations	4	4	—	—
Total	$647	$1,012	$(365)	(36)%
The decrease in long-term debt was primarily due to the redemption of $290 million of the 4-year, 3.35% senior notes during the first quarter of 2022.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Shareholders' Equity
Our common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. At September 30, 2022, there were 149.6 million shares of $0.001 par value common stock outstanding. Common stock and additional paid-in capital totaled $1.8 billion at September 30, 2022, which decreased $129 million, or 7%, from December 31, 2021, primarily due to common stock repurchases. During the first nine months of 2022, we repurchased 2.6 million common shares outstanding for $150 million at an average price of $58.04 per share.
Accumulated other comprehensive income decreased to a loss of $3.1 billion at September 30, 2022, primarily due to decreases in the fair value of fixed-rate available-for-sale securities as a result of changes in interest rates. Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains/(losses) on investment securities	Net unrealized gains/(losses) on derivatives and other	Pension and post-retirement	Total
Nine Months Ended September 30, 2022
Balance at December 31, 2021	$(78)	$—	$(2)	$(80)
OCI (loss) before reclassifications, net of tax	(2,729)	(324)	—	(3,053)
Amounts reclassified from AOCI, net of tax	—	(7)	—	(7)
Other comprehensive income (loss)	(2,729)	(331)	—	(3,060)
Balance at September 30, 2022	$(2,807)	$(331)	$(2)	$(3,140)
Income tax benefit included in OCI (loss)	$(884)	$(107)	$—	$(991)
Nine Months Ended September 30, 2021
Balance at December 31, 2020	$258	$69	$(2)	$325
OCI (loss) before reclassifications, net of tax	(225)	(1)	—	(226)
Amounts reclassified from AOCI, net of tax	—	(35)	—	(35)
Other comprehensive income (loss)	(225)	(36)	—	(261)
Balance at September 30, 2021	$33	$33	$(2)	$64
Income tax benefit included in OCI (loss)	$(73)	$(12)	$—	$(85)

	Amounts reclassified from AOCI [1]				Statement of income (SI)
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI components	2022	2021	2022	2021		Affected line item

Net unrealized gains (losses) on derivative instruments	$(11)	$16	$9	$46	SI	Interest and fees on loans
Income tax expense (benefit)	(3)	4	2	11
Amounts reclassified from AOCI	$(8)	$12	$7	$35
1 Positive reclassification amounts indicate increases to earnings in the income statement.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
10. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES
Commitments and Guarantees
Off-balance sheet financial obligations used to meet the financing needs of our customers include the following:

(In millions)	September 30, 2022	December 31, 2021

Unfunded lending commitments [1]	$28,959	$25,797
Standby letters of credit:
Financial	586	597
Performance	186	245
Commercial letters of credit	12	22
Total unfunded commitments	$29,743	$26,661
1 Net of participations.
Our 2021 Form 10-K contains further information about these commitments and guarantees including their terms and collateral requirements.
Legal Matters
We are subject to litigation in court and arbitral proceedings, as well as investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies. Litigation may relate to lending, deposit and other customer relationships, vendor and contractual issues, employee matters, intellectual property matters, personal injuries and torts, regulatory and legal compliance, and other matters. While most matters relate to individual claims, we are also subject to putative class action claims and similar broader claims. Proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies may relate to our banking, investment advisory, trust, securities, and other products and services; our customers’ involvement in money laundering, fraud, securities violations and other illicit activities or our policies and practices relating to such customer activities; and our compliance with the broad range of banking, securities and other laws and regulations applicable to us. At any given time, we may be in the process of responding to subpoenas, requests for documents, data and testimony relating to such matters and engaging in discussions to resolve the matters.
In the third quarter of 2022, we were subject to the following material litigation or governmental inquiries:
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
•Five civil class action cases have been filed against us by the same plaintiffs’ attorney, seeking to hold the Bank liable for practices relating to, and disclosures in, its deposit agreement pertaining to fees. Three of the five cases have been dismissed, and the following two cases remain pending and are in early phases of litigation: Sipple v. Zions Bancorporation, N.A. was brought against us in the District Court of Clark County, Nevada in February 2021 with respect to foreign transaction fees. Christensen v. Zions Bancorporation, N.A. was brought against us in California state court in November 2021 and removed to federal court in the Southern District of California in January 2022.
•In addition, two class action lawsuits, Evans v. CB&T, and Gregory, et. al. v. Zions Bancorporation, were settled in principle earlier in 2022. The parties to those cases are undertaking the procedural and administrative actions, including court approvals of the settlements, necessary to complete the settlements. There can be no assurance that the proposed settlements will receive court approvals or that the conditions to settlements will be met. If completed, these settlements are not expected to have a significant financial impact on the Bank.

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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available at September 30, 2022, we estimated that the aggregate range of reasonably possible losses for those matters to be from $0 million to roughly $10 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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
11. REVENUE RECOGNITION
We derive our revenue primarily from interest income on loans and securities, which was approximately 78% of our total revenue in the third quarter of 2022. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. For more information about our revenue recognition from contracts, see Note 17 of our 2021 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Disaggregation of Revenue
The schedule below presents net revenue by our operating business segments for the three months ended September 30, 2022 and 2021. Certain prior period amounts have been reclassified to conform with the current period presentation, where applicable. These reclassifications did not affect net income or shareholders’ equity.

	Zions Bank		CB&T		Amegy
(In millions)	2022	2021	2022	2021	2022	2021

Commercial account fees	$13	$12	$7	$7	$12	$10
Card fees	14	15	5	4	8	8
Retail and business banking fees	5	6	3	3	4	4
Capital markets and foreign exchange fees	—	—	—	—	—	—
Wealth management fees	5	5	1	2	4	3
Other customer-related fees	2	2	2	1	2	2
Total noninterest income from contracts with customers (ASC 606)	39	40	18	17	30	27
Other noninterest income (non-ASC 606 customer-related)	4	4	9	6	11	10
Total customer-related noninterest income	43	44	27	23	41	37
Other noncustomer-related noninterest income	1	(1)	1	2	—	—
Total noninterest income	44	43	28	25	41	37
Net interest income	197	161	154	135	137	117
Total net revenue	$241	$204	$182	$160	$178	$154

	NBAZ		NSB		Vectra
(In millions)	2022	2021	2022	2021	2022	2021

Commercial account fees	$2	$2	$3	$3	$2	$2
Card fees	4	3	4	3	2	2
Retail and business banking fees	2	2	3	3	1	1
Capital markets and foreign exchange fees	—	—	—	—	—	—
Wealth management fees	1	1	1	1	—	—
Other customer-related fees	—	—	—	—	1	1
Total noninterest income from contracts with customers (ASC 606)	9	8	11	10	6	6
Other noninterest income (non-ASC 606 customer-related)	2	4	1	3	2	2
Total customer-related noninterest income	11	12	12	13	8	8
Other noncustomer-related noninterest income	1	1	—	—	—	—
Total noninterest income	12	13	12	13	8	8
Net interest income	64	50	50	38	41	34
Total net revenue	$76	$63	$62	$51	$49	$42

	TCBW		Other		Consolidated Bank
(In millions)	2022	2021	2022	2021	2022	2021

Commercial account fees	$1	$1	$—	$(3)	$40	$34
Card fees	—	—	1	—	38	35
Retail and business banking fees	—	—	(1)	1	17	20
Capital markets and foreign exchange fees	—	—	1	1	1	1
Wealth management fees	—	—	—	—	12	12
Other customer-related fees	—	—	8	8	15	14
Total noninterest income from contracts with customers (ASC 606)	1	1	9	7	123	116
Other noninterest income (non-ASC 606 customer-related)	1	—	3	6	33	35
Total customer-related noninterest income	2	1	12	13	156	151
Other noncustomer-related noninterest income	—	—	6	(14)	9	(12)
Total noninterest income	2	1	18	(1)	165	139
Net interest income	17	12	3	8	663	555
Total net revenue	$19	$13	$21	$7	$828	$694

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the noninterest income and net revenue by operating segments for the nine months ended September 30, 2022 and 2021:

	Zions Bank		CB&T		Amegy
(In millions)	2022	2021	2022	2021	2022	2021

Commercial account fees	$40	$34	$21	$19	$33	$30
Card fees	41	42	15	12	24	21
Retail and business banking fees	17	17	10	9	12	11
Capital markets and foreign exchange fees	—	—	—	—	—	—
Wealth management fees	17	15	3	3	12	9
Other customer-related fees	6	5	4	3	5	5
Total noninterest income from contracts with customers (ASC 606)	121	113	53	46	86	76
Other noninterest income (non-ASC 606 customer-related)	15	16	23	24	33	27
Total customer-related noninterest income	136	129	76	70	119	103
Other noncustomer-related noninterest income	3	(1)	3	4	—	1
Total noninterest income	139	128	79	74	119	104
Net interest income	523	476	425	398	369	348
Total net revenue	$662	$604	$504	$472	$488	$452

	NBAZ		NSB		Vectra
(In millions)	2022	2021	2022	2021	2022	2021

Commercial account fees	$7	$5	$8	$7	$6	$5
Card fees	11	8	11	9	7	5
Retail and business banking fees	7	7	8	8	3	3
Capital markets and foreign exchange fees	—	—	—	—	—	—
Wealth management fees	2	2	4	3	1	1
Other customer-related fees	1	1	1	—	2	2
Total noninterest income from contracts with customers (ASC 606)	28	23	32	27	19	16
Other noninterest income (non-ASC 606 customer-related)	4	10	5	11	5	8
Total customer-related noninterest income	32	33	37	38	24	24
Other noncustomer-related noninterest income	2	2	—	—	—	—
Total noninterest income	34	35	37	38	24	24
Net interest income	170	154	126	111	109	102
Total net revenue	$204	$189	$163	$149	$133	$126

	TCBW		Other		Consolidated Bank
(In millions)	2022	2021	2022	2021	2022	2021

Commercial account fees	$1	$1	$2	$(1)	$118	$100
Card fees	1	1	—	—	110	98
Retail and business banking fees	—	—	(1)	—	56	55
Capital markets and foreign exchange fees	—	—	3	4	3	4
Wealth management fees	—	—	—	1	39	34
Other customer-related fees	1	1	25	21	45	38
Total noninterest income from contracts with customers (ASC 606)	3	3	29	25	371	329
Other noninterest income (non-ASC 606 customer-related)	2	1	3	(3)	90	94
Total customer-related noninterest income	5	4	32	22	461	423
Other noncustomer-related noninterest income	—	—	10	84	18	90
Total noninterest income	5	4	42	106	479	513
Net interest income	46	40	32	26	1,800	1,655
Total net revenue	$51	$44	$74	$132	$2,279	$2,168

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in “Other assets” on the consolidated balance sheet. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is typically not significant.
12. INCOME TAXES
The effective income tax rate was 21.9% for the third quarter of 2022, compared with 22.8% for the same prior year period. The effective tax rates for the first nine months of 2022 and 2021 were 21.4% and 22.2%, respectively. These rates were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance (“BOLI”), and were increased by the non-deductibility of Federal Deposit Insurance Corporation (“FDIC”) premiums, certain executive compensation plans, and other fringe benefits. The tax rate for 2022 was lower than the tax rate for the same prior year period, primarily as a result of the proportional increase in nontaxable items and tax credits relative to pre-tax book income.
At September 30, 2022, we had a net deferred tax asset (“DTA”) totaling $1.1 billion, compared with $96 million at December 31, 2021. On the consolidated balance sheet, the net DTA is included in “Other assets.” The increase in the net DTA was driven largely by the increase in unrealized losses in AOCI associated with investment securities and derivative instruments.
There was no valuation allowance at September 30, 2022 or December 31, 2021. We evaluate DTAs on a regular basis to determine whether a valuation allowance is required. In conducting this evaluation, we consider all available evidence, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. This evaluation includes, but is not limited to (1) available carryback potential to prior tax years; (2) potential future reversals of existing deferred tax liabilities, which historically have a reversal pattern generally consistent with DTAs; (3) potential tax planning strategies; and (4) future projected taxable income. Based on this evaluation, we concluded that a valuation allowance was not required at September 30, 2022.
13. NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except shares and per share amounts)	2022	2021	2022	2021
Basic:
Net income	$217	$240	$623	$916
Less common and preferred dividends	68	68	199	197
Less impact from redemption of preferred stock	—	—	—	3
Undistributed earnings	149	172	424	716
Less undistributed earnings applicable to nonvested shares	1	1	4	6
Undistributed earnings applicable to common shares	148	171	420	710
Distributed earnings applicable to common shares	61	61	176	172
Total earnings applicable to common shares	$209	$232	$596	$882
Weighted average common shares outstanding (in thousands)	149,628	160,221	150,510	162,159
Net earnings per common share	$1.40	$1.45	$3.96	$5.44
Diluted:
Total earnings applicable to common shares	$209	$232	$596	$882
Weighted average common shares outstanding (in thousands)	149,628	160,221	150,510	162,159
Dilutive effect of stock options (in thousands)	164	259	256	301
Weighted average diluted common shares outstanding (in thousands)	149,792	160,480	150,766	162,460
Net earnings per common share	$1.40	$1.45	$3.96	$5.43

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021

Restricted stock and restricted stock units	1,245	1,358	1,274	1,382
Stock options	305	294	170	227
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
At September 30, 2022, Zions Bank operated 95 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. CB&T operated 80 branches in California. Amegy operated 75 branches in Texas. NBAZ operated 56 branches in Arizona. NSB operated 46 branches in Nevada. Vectra operated 34 branches in Colorado and one branch in New Mexico. TCBW operated two branches in Washington and one branch in Oregon.
In July 2022, NSB completed the purchase of three Northern Nevada branches and their associated deposit, credit card, and loan accounts. We acquired approximately $430 million in deposits and $95 million in commercial and consumer loans at the time of the purchase.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information for the three months ended September 30, 2022 and 2021:

	Zions Bank		CB&T		Amegy
(In millions)	2022	2021	2022	2021	2022	2021
SELECTED INCOME STATEMENT DATA
Net interest income	$197	$161	$154	$135	$137	$117
Provision for credit losses	35	(10)	19	(12)	15	(10)
Net interest income after provision for credit losses	162	171	135	147	122	127
Noninterest income	44	43	28	25	41	37
Noninterest expense	125	115	86	77	90	83
Income (loss) before income taxes	$81	$99	$77	$95	$73	$81
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$13,448	$12,985	$13,100	$12,672	$12,176	$11,865
Total average deposits	23,634	24,399	16,096	15,900	15,531	15,925

	NBAZ		NSB		Vectra
(In millions)	2022	2021	2022	2021	2022	2021
SELECTED INCOME STATEMENT DATA
Net interest income	$64	$50	$50	$38	$41	$34
Provision for credit losses	—	(5)	1	(5)	2	(4)
Net interest income after provision for credit losses	64	55	49	43	39	38
Noninterest income	12	13	12	13	8	8
Noninterest expense	44	38	39	34	31	28
Income (loss) before income taxes	$32	$30	$22	$22	$16	$18
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,913	$4,689	$3,052	$2,892	$3,722	$3,339
Total average deposits	8,090	7,259	7,479	6,870	4,100	4,362

	TCBW		Other		Consolidated Bank
(In millions)	2022	2021	2022	2021	2022	2021
SELECTED INCOME STATEMENT DATA
Net interest income	$17	$12	$3	$8	$663	$555
Provision for credit losses	—	1	(1)	(1)	71	(46)
Net interest income after provision for credit losses	17	11	4	9	592	601
Noninterest income	2	1	18	(1)	165	139
Noninterest expense	6	5	58	49	479	429
Income (loss) before income taxes	$13	$7	$(36)	$(41)	$278	$311
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,633	$1,542	$909	$867	$52,953	$50,851
Total average deposits	1,585	1,552	948	1,144	77,463	77,411

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information for the nine months ended September 30, 2022 and 2021:

	Zions Bank		CB&T		Amegy
(In millions)	2022	2021	2022	2021	2022	2021
SELECTED INCOME STATEMENT DATA
Net interest income	$523	$476	$425	$398	$369	$348
Provision for credit losses	35	(29)	40	(81)	(7)	(108)
Net interest income after provision for credit losses	488	505	385	479	376	456
Noninterest income	139	128	79	74	119	104
Noninterest expense	373	346	254	233	264	251
Income (loss) before income taxes	$254	$287	$210	$320	$231	$309
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$13,130	$13,318	$12,948	$12,924	$11,970	$12,337
Total average deposits	24,920	23,001	16,407	15,564	16,062	15,179

	NBAZ		NSB		Vectra
(In millions)	2022	2021	2022	2021	2022	2021
SELECTED INCOME STATEMENT DATA
Net interest income	$170	$154	$126	$111	$109	$102
Provision for credit losses	2	(29)	1	(35)	8	(15)
Net interest income after provision for credit losses	168	183	125	146	101	117
Noninterest income	34	35	37	38	24	24
Noninterest expense	125	112	113	106	90	85
Income (loss) before income taxes	$77	$106	$49	$78	$35	$56
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,859	$4,914	$2,929	$3,085	$3,550	$3,422
Total average deposits	8,164	6,949	7,487	6,500	4,195	4,344

	TCBW		Other		Consolidated Bank
(In millions)	2022	2021	2022	2021	2022	2021
SELECTED INCOME STATEMENT DATA
Net interest income	$46	$40	$32	$26	$1,800	$1,655
Provision for credit losses	—	(3)	—	(1)	79	(301)
Net interest income after provision for credit losses	46	43	32	27	1,721	1,956
Noninterest income	5	4	42	106	479	513
Noninterest expense	18	16	170	143	1,407	1,292
Income (loss) before income taxes	$33	$31	$(96)	$(10)	$793	$1,177
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,601	$1,573	$910	$845	$51,897	$52,418
Total average deposits	1,571	1,484	1,164	1,500	79,970	74,521

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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2022. There were no changes in our internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 1A. RISK FACTORS
The following risk factors supplement the risk factors disclosed in our 2021 Form 10-K.
We could be negatively affected by adverse economic conditions
Adverse economic conditions pose significant risks to our business, including our loan and investment portfolios, capital levels, results of operations, and financial condition. Increasing indicators of a slowing economy including negative GDP growth, rising interest rates, increased volatility in the financial markets, and uncertainty related to inflationary pressures, including related changes in monetary policies and actions, can increase these risks and lead to lower demand for loans, higher credit losses, decreased values for our investment securities, and lower fee income, among other negative effects.
The Russian invasion of Ukraine and the retaliatory measures imposed by the U.S., U.K., European Union, and other countries, and the responses of Russia to such measures, have caused significant disruptions to domestic and foreign economies.
The Russia and Ukraine conflict has created new risks for global markets, trade, economic conditions, cybersecurity, and similar concerns. For example, the conflict could affect the availability and price of commodities and products, adversely affecting supply chains and increasing inflationary pressures; the value of currencies, interest rates, and other components of financial markets; and lead to increased risks of events such as cyberattacks that could result in severe costs and disruptions to governmental entities and companies and their operations. The impact of the conflict and retaliatory measures is continually evolving and cannot be predicted with certainty. It is likely that the conflict will continue to affect the global political order and global and domestic markets for a substantial period of time, regardless of when the conflict itself ends.
While these events have not materially interrupted our operations, these or future developments resulting from the Russia and Ukraine conflict, such as cyberattacks on the U.S., us, our customers, or our suppliers, could make it difficult to conduct business activities for us, our customers, or our vendors.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes our share repurchases for the third quarter of 2022:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs

July	—	$—	—
August	888,092	56.30	888,092
September	—	—	—
Third quarter	888,092	56.30	888,092
1 Includes common shares acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options under provisions of an employee share-based compensation plan.
ITEM 6. EXHIBITS
a.Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

10.1	Ninth Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, effective April 1, 2022 (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in Inline XBRL (i) the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) the Consolidated Statements of Income for the three months ended September 30, 2022 and September 30, 2021 and the nine months ended September 30, 2022 and September 30, 2021, (iii) the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2022 and September 30, 2021 and the nine months ended September 30, 2022 and September 30, 2021, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2022 and September 30, 2021 and the nine months ended September 30, 2022 and September 30, 2021, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.
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
Date: November 3, 2022