Form 10-K
period 2022-12-31
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2023-02-23
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate Market Value of Common Stock Held by Non-affiliates at June 30, 2022                $7,517,099,541
Number of Common Shares Outstanding at February 6, 2023                             148,649,012 shares
Documents Incorporated by Reference:
Part III: Items 10-14 — Proxy Statement for the 2023 Annual Meeting of Shareholders to be held May 5, 2023.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	FINRA	Financial Industry Regulatory Authority
AFS	Available-for-Sale	Fintech	Financial Technology Company
ALCO	Asset/Liability Committee	FRB	Federal Reserve Board
ALLL	Allowance for Loan and Lease Losses	FTP	Funds Transfer Pricing
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	GAAP	Generally Accepted Accounting Principles
AMERIBOR	American Interbank Offered Rate	HECL	Home Equity Credit Line
AOCI	Accumulated Other Comprehensive Income	HTM	Held-to-Maturity
ASC	Accounting Standards Codification	IPO	Initial Public Offering
ASU	Accounting Standards Update	IRS	Internal Revenue Service
ATM	Automated Teller Machine	ISDA	International Swaps and Derivative Association
BOLI	Bank-Owned Life Insurance	KBW	Keefe, Bruyette & Woods, Inc.
bps	Basis Points	KRX	KBW Regional Bank Index
BSBY	Bloomberg Short-Term Bank Yield	LIBOR	London Interbank Offered Rate
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	MD&A	Management’s Discussion and Analysis
CCAR	Comprehensive Capital Analysis and Review	Municipalities	State and Local Governments
CECL	Current Expected Credit Loss	NASDAQ	National Association of Securities Dealers Automated Quotations
CET1	Common Equity Tier 1 (Basel III)	NAV	Net Asset Value
CFPB	Consumer Financial Protection Bureau	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
CLTV	Combined Loan-to-Value Ratio	NIM	Net Interest Margin
CMC	Capital Management Committee	NM	Not Meaningful
CMT	Constant Maturity Treasury	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OCC	Office of the Comptroller of the Currency
CRA	Community Reinvestment Act	OCI	Other Comprehensive Income
CRE	Commercial Real Estate	OREO	Other Real Estate Owned
CSA	Credit Support Annex	PCAOB	Public Company Accounting Oversight Board
CSV	Cash Surrender Value	PEI	Private Equity Investment
CVA	Credit Valuation Adjustment	PPNR	Pre-provision Net Revenue
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act	PPP	Paycheck Protection Program
DTA	Deferred Tax Asset	ROC	Risk Oversight Committee
DTL	Deferred Tax Liability	ROU	Right-of-Use
EaR	Earnings at Risk	RULC	Reserve for Unfunded Lending Commitments
EPS	Earnings per Share	S&P	Standard and Poor's
ERM	Enterprise Risk Management	SBA	U.S. Small Business Administration
ERMC	Enterprise Risk Management Committee	SBIC	Small Business Investment Company
ESG	Environmental, Social, and Governance	SEC	Securities and Exchange Commission
ETO	Enterprise and Technology Operations	SOFR	Secured Overnight Financing Rate
EVE	Economic Value of Equity at Risk	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	TDR	Troubled Debt Restructuring
FASB	Financial Accounting Standards Board	U.S.	United States
FCA	Financial Conduct Authority	USD	United States Dollar
FDIC	Federal Deposit Insurance Corporation	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
FDICIA	Federal Deposit Insurance Corporation Improvement Act	VIE	Variable Interest Entity
FHLB	Federal Home Loan Bank	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association

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
These forward-looking statements are not guarantees, nor should they be relied upon as representing management’s views as of any subsequent date. Actual results and outcomes may differ materially from those presented. Although this list is not comprehensive, important factors that may cause material differences include the quality and composition of our loan and securities portfolios; changes in general industry and economic conditions, including inflation, economic slowdown, or other economic disruptions; changes in interest and reference rates; securities and capital markets behavior, including volatility and changes in market liquidity and our ability to raise capital; our ability to recruit and retain talent, including increased competition for qualified candidates as a result of expanded remote-work opportunities and increased compensation expenses; competitive pressures and other factors that may affect aspects of our business, such as pricing and demand for our products and services; our ability to complete projects and initiatives and execute on our strategic plans, manage our risks, and achieve our business objectives; our ability to provide adequate oversight of our suppliers or prevent inadequate performance by third parties upon whom we rely for the delivery of various products and services; our ability to develop and maintain technology, information security systems and controls designed to guard against fraud, cybersecurity, and privacy risks; changes and uncertainties in applicable laws, and fiscal, monetary, regulatory, trade, and tax policies; adverse media and other expressions of negative public opinion that may adversely affect our reputation and that of the banking industry generally; the effects of pandemics and other health emergencies, including the lingering effects of the COVID-19 pandemic that may affect our business, employees, customers, and communities, such as ongoing effects on availability and cost of labor; the effects of wars and geopolitical conflicts, and other local, national, or international disasters, crises, or conflicts that may occur in the future; natural disasters that may impact our and our customer's operations and business; and governmental and social responses to environmental, social, and governance issues, including those with respect to climate change.
We caution against the undue reliance on forward-looking statements, which reflect our views only as of the date they are made. Except to the extent required by law, we specifically disclaim any obligation to update any factors or to publicly announce the revisions to any of the forward-looking statements included herein to reflect future events or developments.
ITEM 1. BUSINESS
DESCRIPTION OF BUSINESS
Zions Bancorporation, National Association (“Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”) is a bank headquartered in Salt Lake City, Utah with annual net revenue (net interest income and noninterest income) of $3.2 billion in 2022, and total assets of approximately $90 billion at December 31, 2022. We provide a wide range of banking products and related services, primarily in the states of Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. We had more than one million customers at year-

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
end 2022, served by 416 branches and various online, mobile, and digital offerings. We had 9,989 full-time equivalent employees at December 31, 2022.
We conduct our operations primarily through seven separately managed bank divisions, which we refer to as “affiliates,” or “affiliate banks,” each with its own local branding and management team. These affiliate banks comprise our primary business segments as referred to throughout this document. We emphasize local authority, responsibility, pricing, and customization of certain products that are designed to maximize customer satisfaction and strengthen community relations. Our affiliate banks are supported by an enterprise operating segment (referred to as the “Other” segment) that provides governance and risk management, allocates capital, establishes strategic objectives, and includes centralized technology, back-office functions, and certain lines of business not operated through our affiliate banks. For further information about our segments, see “Business Segment Results” on page 38 in Management's Discussion and Analysis (“MD&A”) and Note 22 of the Notes to Consolidated Financial Statements.
We focus on serving our customers and communities. Our experienced bankers develop long-lasting relationships with our customers by providing competitive products and award-winning service. Building and sustaining these relationships is essential to understanding and meeting our customers’ needs.
PRODUCTS AND SERVICES
Some of the products and services we provide include:
•Commercial and small business banking. We serve a wide range of commercial customers, generally small- and medium-sized businesses. Products and services within our commercial business banking include:
◦Commercial and industrial lending and leasing
◦Municipal and public finance services
◦Cash management services
◦Commercial card and merchant processing services
◦Capital markets, syndication, and foreign exchange services
•Commercial real estate lending. We provide lending products secured by commercial real estate to borrowers that include:
◦Owner-occupied, construction and land development, and term financing
◦Residential development financing
•Retail banking. We have a strong retail banking business with quality products and highly competitive online and mobile offerings. Our retail banking products and services include:
◦Residential mortgages
◦Home equity lines of credit
◦Personal lines of credit and installment consumer loans
◦Depository account services
◦Consumer cards
◦Personal trust services
•Wealth management. We offer various wealth management solutions to customers. Our planning-driven offerings, combined with high-touch service and sophisticated asset management capabilities, have resulted in continued growth in assets under management. Additional offerings to our wealth management customers include:
◦Investment management services
◦Fiduciary and estate services
◦Advanced business succession and estate planning services

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
COMPETITION
We operate in a highly competitive environment. Our most direct competition for loans, deposits, and other banking services comes from other commercial banks, credit unions, and financial technology companies (“fintechs”). Some of these financial institutions do not have a physical presence in our market footprint, but solicit business via the internet and other means. We also compete with finance companies, mutual fund companies, insurance companies, brokerage firms, securities dealers, investment banking companies, other nontraditional lending and banking companies, and a variety of other types of companies. Some of our competitors may have fewer regulatory constraints, and some have lower cost structures or tax burdens.
Our key differentiators include the quality of service delivered, our local community knowledge, convenience of branch and office locations, mobile and online banking functionality and other delivery methods, a wide range of products and services offered, and the overall relationship with our customers. We strive to compete effectively in all of these areas to remain successful.
SUPERVISION AND REGULATION
The banking and financial services business in which we engage is highly regulated. Such regulation is intended to promote the stability of banking and financial companies and to protect the interests of customers, depositors, and communities. In some cases, these regulations may not be aligned with, or intended to protect, the interests of our shareholders or creditors. Banking laws and regulations have given financial regulators expanded powers over many aspects of the financial services industry, which have reduced, and may continue to reduce, returns earned by shareholders. Furthermore, changes in applicable laws or regulations, and in their application by regulatory agencies cannot be predicted and may have a material effect on our business and results.
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
The National Bank Act
Our corporate affairs are governed by the National Bank Act, and related regulations are administered by the OCC. With respect to securities matters, we are not subject to the Securities Act, but are subject to OCC regulations governing securities offerings. Our common stock and certain other securities are registered under the Exchange Act, which vests the OCC with the power to administer and enforce certain sections of the Exchange Act applicable to national banks, though we continue to make filings required by the Exchange Act with the SEC as a voluntary filer. These statutory and regulatory frameworks are not as well-developed as the corporate and securities law frameworks applicable to many other publicly held companies.
The National Bank Act provides that under certain circumstances the common stock of a national bank is assessable, i.e., holders may be subject to a levy for more funds if so determined by the OCC. The OCC has confirmed that under the applicable provisions of the National Bank Act, assessability is limited to the par value of a national bank’s stock. Our common stock has a par value of $0.001. In addition, according to the OCC, it has not exercised its authority to levy assessments since 1933 and views the assessability authority as a mechanism for addressing capital deficiency that has long been overtaken by developments in statute and regulation, including supervisory and enforcement authorities requiring an institution to maintain capital at a particular level.
Capital Standards – Basel Framework
At December 31, 2022, we exceeded all capital adequacy requirements under the Basel III capital rules, which include certain risk-based capital and leverage ratio requirements prescribed by the OCC. The Basel III capital rules

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
define the components of capital and other factors, such as risk weights, affecting banking institutions’ regulatory capital ratios.
The Basel III capital rules require us to maintain certain minimum capital ratios, as well as a 2.5% “capital conservation buffer,” which is designed to absorb losses during periods of economic stress, composed entirely of common equity Tier 1 (“CET1”), and in excess of the minimum risk-based capital ratios. The following schedule presents minimum capital ratio and capital conservation buffer requirements, compared with our capital ratios at December 31, 2022.
Schedule 1
MINIMUM CAPITAL RATIO AND CAPITAL CONSERVATION BUFFER REQUIREMENTS

	December 31, 2022
	Minimum capital requirement	Capital conservation buffer	Minimum capital ratio requirement with capital conservation buffer	Current capital ratio
CET1 to risk-weighted assets	4.5%	2.5%	7.0%	9.8%
Tier 1 capital (i.e., CET1 plus additional Tier 1 capital) to risk-weighted assets	6.0	2.5	8.5	10.5
Total capital (i.e., Tier 1 capital plus Tier 2 capital) to risk-weighted assets	8.0	2.5	10.5	12.2
Tier 1 capital to average consolidated assets (known as the “Tier 1 leverage ratio”)	4.0	N/A	4.0	7.7
Financial institutions with a ratio of CET1 to risk-weighted assets above the minimum, but below the capital conservation buffer, face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The severity of the constraint depends on the amount of the shortfall and the institution’s “eligible retained income,” which is defined as four quarters of trailing net income, net of distributions and associated tax effects not already reflected in net income. For information about our capital ratios, see “Capital Management” on page 65 in MD&A.
Capital Planning and Stress Testing
We utilize stress testing as an important mechanism to inform our decisions on the appropriate level of capital, based upon actual and hypothetically stressed economic conditions. Our recent internal stress test included hypothetical scenarios that reflected (1) high inflation, (2) increased losses on commercial loans due to inflation and supply chain disruptions, (3) declining commercial property values, (4) increased losses on consumer loans due to falling home prices, (5) rising unemployment, and (6) other current economic, financial, and social disruptions. The results of our stress test indicated that we would maintain capital ratios in excess of regulatory minimum and capital conservation buffer requirements throughout the nine-quarter horizon for the hypothetical stress test. Regulations promulgated under the Dodd-Frank Act require many banks to adhere to an annual Comprehensive Capital Analysis and Review (“CCAR”) process and stress testing administered by the Federal Reserve Board (“FRB”). We are not regulated by the FRB and therefore are not subject to this process. However, we use the FRB’s CCAR process, including published economic scenarios, to inform our stress testing activities.
Liquidity
We manage liquidity in accordance with Basel III liquidity requirements, and we utilize internal liquidity stress tests as our primary tool for establishing and managing liquidity guidelines including, but not limited to, holdings of investment securities and other liquid assets, levels of readily available contingency funding, concentrations of funding sources, and the maturity profile of liabilities. During the recent pandemic, our liquidity profile benefited from a significant influx of deposits, which was impacted by certain fiscal and monetary policy decisions. In 2022, with the withdrawal of such measures by the federal government, our deposit levels decreased; however, our liquidity profile remained above regulatory and internal Bank limits. We continue to actively manage our deposit base and associated deposit costs in response to the rising interest rate environment.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Financial Privacy and Cybersecurity
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
State regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. During the past several years, a growing number of states, including those in which we conduct business, have enacted, or are considering enacting, regulations granting consumers enhanced privacy rights and control over personal information, establishing or modifying data breach notification requirements, and requiring certain financial institutions to implement detailed and prescriptive cybersecurity programs. Data and cybersecurity laws and regulations are evolving rapidly and remain a focus of state and federal regulators. For example, in 2022, the SEC proposed new cybersecurity disclosure rules for public companies. If the proposed rules are adopted, they may require changes in the way such companies disclose material cybersecurity events. These evolving laws and rules will continue to have an impact on our risk management practices.
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
An institution that is classified as well-capitalized, adequately capitalized, or under-capitalized, may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, interest rates paid on deposits, the acceptance of brokered deposits, and restrictions or prohibitions on the payment of dividends. Furthermore, if a bank is classified in one of the under-capitalized categories, it is required to submit a capital restoration plan to the federal banking regulator.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
•Requirements for approval of acquisitions and restrictions on other activities. The National Bank Act requires regulatory and shareholder approval of all mergers between a national bank and another national or state bank and does not allow for the direct merger into a national bank of an unaffiliated nonbank. See discussion under “Risk Factors.” Other laws and regulations governing national banks contain similar provisions concerning acquisitions and activities.
•Limits on interchange fees imposed under the Dodd-Frank Act, including a set of rules requiring that interchange transaction fees for electronic debit transactions be reasonable and proportional to certain costs associated with processing the transactions.
•Limitations on the dollar amount of loans made to a borrower and its affiliates.
•Limitations on transactions with affiliates.
•Restrictions on the nature and amount of any investments and ability to underwrite certain types of securities (e.g., common equity).
•Requirements for opening and closing of branches.
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
•Requirements regarding the time, manner, and form of compensation given to key executives and other personnel receiving incentive compensation, including requirements related to the SEC’s 2022 rule on pay versus performance disclosures. These restrictions include documentation and governance, deferral, risk-balancing, and clawback requirements. Any deficiencies in compensation practices may be incorporated into supervisory ratings, which can affect our ability to make acquisitions or engage in certain other activities, or could result in regulatory enforcement actions.
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
We are also subject to the Sarbanes-Oxley Act of 2002, certain provisions of the Dodd-Frank Act, and other federal and state laws and regulations which address, among other issues, corporate governance, auditing and accounting, internal controls over financial reporting, and enhanced and timely disclosure of corporate information.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Environmental, social, and governance (“ESG”) standards and related concerns, including those related to global climate change, continue to evolve and have become more prominent in recent years. We are closely monitoring developments in standards published by ESG interest groups and organizations, as well as proposed regulatory initiatives and expectations relating to ESG issues. Although we believe the way we do business has been and is consistent with many of these standards and expectations, our ongoing monitoring enables us to enhance our business practices by incorporating ESG recommendations that we believe will benefit our investors, customers, employees, and communities. In addition to proposed and evolving rulemaking by federal regulators, such as the SEC’s 2022 proposed rule on climate-related disclosures, many states have adopted, or are considering, laws that address ESG issues. These laws may include provisions that conflict with other state and federal regulations and may increase our costs or limit our ability to conduct business in certain jurisdictions. We publish an annual Corporate Responsibility Report that provides a summary of how we address ESG issues. The report is available on our website.
Corporate Governance
Our Board of Directors (“Board”) has overseen management’s establishment of a comprehensive system of corporate governance and risk management practices. This system includes frameworks, policies, and guidelines such as the following:
•Corporate Governance Guidelines;
•A Code of Business Conduct and Ethics for Employees;
•A Director's Code of Conduct;
•A Risk Management Framework;
•A Related Party Transaction Policy;
•A Compensation Clawback Policy;
•Stock Ownership and Retention Guidelines;
•An Insider Trading Policy, including provisions prohibiting hedging and placing restrictions on the pledging of bank stock by insiders; and
•Charters for our Executive, Audit, Risk Oversight, Compensation, and Nominating and Corporate Governance Committees.
More information on our corporate governance practices is available on our website at zionsbancorporation.com. Our website is not part of this Form 10-K.
HUMAN CAPITAL MANAGEMENT
We are proud of our employees who bring their unique, diverse talents to work each day. We are committed to identifying, recognizing, and creating fulfilling opportunities for our employees, and rewarding them for their contributions to our success.
The recent COVID-19 pandemic had a significant impact on how and where we work. We were successful in transitioning most of our employees to working remotely, and as the pandemic subsided and related treatments improved, we returned to more in-person collaboration while supporting certain flexible and remote work arrangements. We believe that in-person exchange of ideas and viewpoints, in both formal and informal settings, improves productivity and supports a strong corporate culture.
During 2022, we continued to enhance certain benefits for our employees to adapt to the changing practices of the labor market. Recent changes include more flexibility with paid time off, more options with health care plans, and greater access to mental health benefits.
We had 9,989 full-time equivalent employees December 31, 2022. The following schedule presents certain demographic attributes of our employees.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 2

	December 31, 2022
	Women	People of Color	Disabled	Veterans
Employee Roles
Management	52%	28%	12%	2%
Non-management	61%	39%	12%	2%
Overall	59%	37%	12%	2%
The following objectives and initiatives are integral to our human capital management efforts:
Cultivating a diverse, equitable, and inclusive environment for our employees, our customers, and the communities in which we operate
We believe in an environment where people are respected and valued, and where individual and cultural differences are embraced. We also believe that our performance is stronger when we are able to draw upon the talents and experience of a diverse team of employees.
We use analytics, recruiting outreach efforts, and manager training to reach a diverse, qualified group of potential applicants to secure a high-performing workforce drawn from all segments of society. To identify qualified candidates, our recruiting team partners with community organizations, schools, and governmental entities that support marginalized and underserved communities in our footprint. Our annual Corporate Responsibility Report, which is published on our website, highlights several achievements in this area, such as our Banker Development Program, which attracts and advances undergraduates and early career professionals.
We have instituted enterprise-wide and affiliate diversity, equity, and inclusion councils; employee business forums; regional inclusion champions; mental health initiatives; and a broad range of employee and community events. Throughout the organization, employee business resource groups foster a sense of community and enable greater connectivity and support among employees through forum meetings and discussions, which are open to all employees and offer networking and initiatives that support our commitment to diversity, both internally and externally.
Attracting, developing, and retaining talent for long-term success
We are committed to (1) attracting, developing, and retaining the most qualified individuals who reflect the diversity of the available workforce and markets in which we operate, (2) helping our employees grow in their careers, and (3) actively building a pipeline of talent for future leadership opportunities. As we attract and hire talent, we proactively consider the demand for competencies that will be needed within the workforce of the future.
We offer more than 2,000 virtual, in-person, expert-led, and pre-recorded or self-paced learning options for employees to create custom learning plans for personal and professional development. In 2022, we hosted more than 1,000 training experiences to support employees, build new skills, or to assist in career advancement. We offer new manager programs, tuition reimbursement, education sponsorship opportunities, job shadowing, coaching, and formal mentoring programs. Our talent development program and individual development plans focus on education, experience, and exposure to help create well-rounded and successful employees.
We are also mindful of the increasing competition for talent in the labor market. We experienced greater challenges in the recent past in filling certain job openings relative to when labor market conditions were more balanced, but we began to see improvement in 2022. We continue to analyze relevant metrics related to employee recruiting and turnover, which has and will continue to impact wages and flexible work arrangements.
Recognizing, engaging, and rewarding our employees
Our comprehensive rewards and recognition programs are designed to reward high performance, improve retention, and enhance the employee experience through recognition and growth opportunities. We provide meaningful upside

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
opportunities for those who take accountability for business objectives that help us deliver superior results while reducing risk.
We routinely assess pay equity among employees across our organization by analyzing potential disparities in pay based on gender, minority status, and other factors. These actions help us compensate employees fairly. On a biennial basis, we enlist the services of an independent third party to review our pay equity. Results of the most recent review revealed that after adjusting for relevant variables such as education, experience, performance, and geography, there were no meaningful differences in pay levels among men, women, and people of color. We remain committed to fair and equitable compensation for all our employees.
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
•Expanded mental health coverage, including coaching and clinical therapy sessions;
•Preventive prescription drug coverage not subject to deductibles;
•Paid parental leave program;
•Adoption assistance program; and
•Paid time off for various community service activities and other volunteer opportunities.
ITEM 1A. RISK FACTORS
We generate revenue and grow our businesses by taking prudent and appropriately priced and managed risks. These risks are outlined in our Risk Management Framework. Our Board has established an Audit Committee, a Compensation Committee, a Risk Oversight Committee (“ROC”), and appointed an Enterprise Risk Management Committee (“ERMC”) to oversee and implement the Risk Management Framework. The ERMC is comprised of senior management and is chaired by the Chief Risk Officer. These committees monitor the following risk areas: credit risk, interest rate and market risk; liquidity risk; strategic and business risk; operational risk; technology risk; cybersecurity risk; capital/financial reporting risk; legal/compliance risk (including regulatory risk); and reputational risk, as outlined in our risk taxonomy. We have developed policies, procedures, and controls designed to address these risks, but there can be no certainty that our actions will be effective to prevent or limit the effects of these risks on our business or performance. Although not comprehensive, risk factors that are material to us are described below.
CREDIT RISK
Credit quality has adversely affected us in the past and may adversely affect us in the future.
Credit risk is one of our most significant risks. Rising interest rates, increased market volatility, or a decline in the strength of the U.S. economy in general or the local economies in which we conduct operations could result in, among other things, deterioration in credit quality and reduced demand for credit, including a resultant adverse effect on the income from our loan and investment portfolios, an increase in charge-offs, and an increase in the allowance for credit losses (“ACL”).

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We have concentration of risk from counterparties and risk in our loan portfolio, including, but not limited to, loans secured by real estate, oil and gas-related lending, and leveraged and enterprise value lending, which may have unique risk characteristics that may adversely affect our results.
Concentrations of risk from counterparties could adversely affect us, and risk across our loan and investment securities portfolios could pose significant additional credit risk to us due to similar exposures between the two asset types. Counterparty risk arising from derivative or securities financing transactions could also pose additional credit risk.
We engage in commercial real estate (“CRE”) term and construction lending, primarily in our Western states footprint. We also engage in oil and gas-related lending, primarily in Texas, and we provide leveraged and enterprise value loans across our entire footprint. These loan types may be subject to specific risks, including governmental and social responses to environmental issues and climate change, volatility, and potential significant and prolonged declines in collateral-values and activity levels. We may have other unidentified risks in our loan portfolio.
Our business is highly correlated to local economic conditions in a specific geographic region of the U.S.
We provide a wide range of banking products and related services through our local management teams and unique brands in Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. At December 31, 2022, loan balances associated with our banking operations in Utah/Idaho, Texas, and California comprised 77%, 71%, and 70% of the commercial, CRE, and consumer lending portfolios, respectively. As a result of this geographic concentration, our financial performance depends largely upon economic conditions in these market areas. Accordingly, deterioration in economic conditions, such as that caused by climate change or natural disasters, may specifically affect these states, and could result in higher credit losses and significantly affect our consolidated operations and financial results.
For information about our lending exposure to various industries and how we manage credit risk, see “Credit Risk Management” on page 49 in MD&A.
INTEREST RATE AND MARKET RISK
We could be negatively affected by adverse economic conditions.
Adverse economic conditions pose significant risks to our business, including our loan and investment portfolios, capital levels, results of operations, and financial condition. A slowing economy and uncertainty related to inflationary pressures, including related changes in monetary policies and actions, rising interest rates, and decreased values of our fixed-rate assets, can increase these risks and lead to lower demand for loans, higher credit losses, and lower fee income, among other negative effects.
Failure to effectively manage our interest rate risk could adversely affect our results.
Net interest income is the largest component of our revenue. Interest rate risk is managed by our Asset Liability Management Committee. Factors beyond our control can significantly influence the interest rate environment and increase our risk. These factors include changes in the prevailing interest rate environment, competitive pricing pressures for our loans and deposits, adverse shifts in the mix of deposits and other funding sources, and volatile market interest rates resulting from general economic conditions and the policies of governmental and regulatory agencies, in particular the FRB. Most components of our balance sheet are sensitive to rising and falling rates, and mismatches in rate sensitivity between assets and liabilities may result in unanticipated changes in both asset and liability values and related income and expense.
Interest rates on our financial instruments are subject to change based on developments related to LIBOR, which could adversely impact our revenue, expenses, and value of those financial instruments.
The London Interbank Offered Rate (“LIBOR”) is being phased out globally, and banks are required to migrate to alternative reference rates no later than June 2023. The market transition away from LIBOR could have a range of adverse effects on our business, financial condition, and results of operations. In particular, the transition could (1) adversely affect the interest rates paid or received on, and the value of, our floating-rate obligations, loans, deposits,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
derivatives, and other financial instruments indexed to LIBOR; and (2) result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in financial instruments.
For information about how we manage the transition from LIBOR, interest rate risk, and market risk, see “Interest Rate and Market Risk Management” on page 56 in MD&A.
LIQUIDITY RISK
Changes in levels and sources of liquidity and capital and liquidity requirements may limit our operations and potential growth.
Our primary source of liquidity is deposits from our customers, which may be impacted by market-related forces such as increased competition for these deposits and a variety of other factors. The Federal Reserve's tightened monetary policy may contribute to a decline in the value of our fixed-rate loans and investment securities that are pledged as collateral to support short-term borrowings, and other economic conditions may also affect our liquidity and efforts to manage associated risks. The Federal Home Loan Bank (“FHLB”) system and Federal Reserve have been, and continue to be, a significant source of additional liquidity and funding. Changes in FHLB funding programs could adversely affect our liquidity and management of associated risks.
We and the holders of our securities could be adversely affected by unfavorable rating actions from rating agencies.
We access capital markets to augment our funding. This access is affected by the ratings assigned to us by rating agencies. The rates we pay on our securities are also influenced by, among other things, the credit ratings that we and our securities receive from recognized rating agencies. Ratings downgrades to us or our securities could increase our costs or otherwise have a negative effect on our liquidity position, financial condition, or the market prices of our securities.
For information about how we manage liquidity risk, see “Liquidity Risk Management” on page 60 in MD&A.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Our ability to retain talent may also be adversely affected by changes in the economy and workforce trends, priorities, migration, modes of delivery and other considerations, such as the increased ability of employees to work from anywhere in many industries. This growth in remote work and other changing priorities and benefits has led to an increase in compensation and related expenses and workplace challenges, such as fewer opportunities for face-to-face interactions, training and mentoring new employees, promoting a cohesive corporate culture, and increased competition for experienced labor, especially in high-demand and highly skilled categories. Inflationary pressures have also increased our compensation costs and are likely to continue to do so in the future.
We have made, and are continuing to make, significant changes that include, among other things, organizational restructurings, efficiency initiatives, and replacement or upgrades of technology systems to improve our control environment and operating efficiency. The ultimate success and completion of these changes, and their effects on us, may vary significantly from intended results, which could materially adversely affect us.
We continue to invest in a variety of strategic projects designed to improve our products and services and to simplify how we do business. These initiatives and other significant changes continue to be implemented and are in various stages of completion. By their very nature, projections of duration, cost, expected savings, expected efficiencies, and related items are subject to change and significant variability. There can be no certainty that we will achieve the expected benefits or other intended results associated with these projects.
OPERATIONAL RISK
Our operations could be disrupted by the effects of our new and ongoing projects and initiatives.
We may encounter significant operational disruption arising from our numerous projects and initiatives. These may include significant time delays, cost overruns, loss of key people, technological problems, and processing failures. We may also experience operational disruptions due to capacity constraints, service level failures and inadequate performance, the level of concentration, and certain replacement costs. Any or all of these issues could result in disruptions to our systems, processes, control environment, procedures, employees, and customers. The ultimate effect of any significant disruption to our business could subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could materially affect us, including our control environment, operating efficiency, and results of operations.
We could be adversely affected by failure in our internal controls.
Because of their inherent limitations, our internal controls may not prevent or detect the risk of misstatements in our financial statements, or capital arising from inadequate or failed internal processes or systems, human errors or misconduct, or other adverse external events. A failure in our internal controls could have a significant negative impact not only on our earnings, but also on the perception that customers, regulators, and investors may have of us and adversely affect our business and our stock price.
We could be adversely affected by internal and external fraud schemes.
Attempts to commit fraud both internally and externally are becoming increasingly more sophisticated and may increase in an adverse economic environment. These attempts may go undetected by the systems and procedures that we have in place to monitor our operations. We have experienced losses in the past as a result of these schemes and may not be able to identify, prevent, or otherwise mitigate all instances of fraud in the future that have the potential to result in material losses.
Climate-related and other catastrophic events including, but not limited to, hurricanes, tornadoes, earthquakes, fires, floods, prolonged drought, and pandemics may adversely affect us, our customers, and the general economy, financial and capital markets, and specific industries.
The occurrence of pandemics, natural disasters, and other climate-related or catastrophic events could materially and adversely affect our operations and financial results. We have significant operations and customers in Utah, Texas, California, and other regions where natural and other disasters have occurred, and are likely to continue to occur. These regions are known for being vulnerable to natural disasters and other risks, such as hurricanes, tornadoes, earthquakes, fires, floods, prolonged droughts, and other weather-related events, some of which may be exacerbated by global climate change and become more frequent and intense. These types of catastrophic events at

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
times have disrupted the local economy, our business and customers, and have posed physical risks to our property. In addition, catastrophic events occurring in other regions of the world may have an impact on us and our customers.
We use models in the management of the Bank. There is risk that these models are inaccurate in various ways, which can cause us to make suboptimal decisions.
We rely on models in the management of the Bank. For example, we use models to inform our estimate of the allowance for credit losses, to manage interest rate and liquidity risk, to project stress losses in various segments of our loan and investment portfolios, and to project net revenue under stress. Models are inherently imperfect and cannot perfectly predict outcomes. Management decisions based in part on such models, therefore, may be suboptimal.
We outsource various operations to third-party vendors, which could adversely impact our business and operational performance.
We rely on various vendors to perform operational activities to conduct our business. Although there are benefits in entering into these relationships, there are risks associated with such activities. Our operational controls and third-party management programs may not provide adequate oversight and control, and inadequate performance by third parties can adversely affect our ability to deliver products and services to our customers and conduct our business. Replacing or finding alternatives for vendors who do not perform adequately can be difficult and costly, and may also adversely impact our customers and other operations, particularly when circumstances require us to make changes under tight time constraints. Many of our vendors have experienced adverse effects upon operations, supply chains, personnel, and businesses arising from inflationary pressures, wars and geopolitical conflicts, COVID-19, and other events, all of which can impact our operations as well.
For information about how we manage operational risk, see “Operational, Technology, and Cybersecurity Risk Management” on page 63 in MD&A.
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
We rely on various information technology systems that work together in supporting internal operations and customer services. Vulnerabilities in, or a failure or outage of, one or many of these systems could impact the ability to perform internal operations and provide services to customers, such as online banking, mobile banking, remote deposit capture, treasury and payment services, and other services dependent on system processing. These risks increase as systems and software approach the end of their useful life or require more frequent updates and modifications. We cannot guarantee that such occurrences will not have a significant operational or customer impact.
For information regarding risks associated with the replacement or upgrades of our core technology systems, see “Strategic and Business Risk” on page 14 in Risk Factors. For information about how we manage technology risk, see “Operational, Technology, and Cybersecurity Risk Management” on page 63 in MD&A.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CYBERSECURITY RISK
We are subject to a variety of information system failure and cybersecurity risks that could adversely affect our business and financial performance.
We rely heavily on communications and information systems to conduct our business. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts to penetrate key systems by individual hackers, organized criminals, and in some cases, state-sponsored organizations. Information security risks for large financial institutions have increased significantly in recent years, in part because of the proliferation of new technologies, internet connections, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists, and other external third parties.
Third parties, including vendors and suppliers, also present operational and information security risks to us, including security breaches or failures of their own systems. In incidents involving third parties, we may not be informed promptly of any effect on our services or our data, or be able to participate in any investigation, notification, or remediation that occurs as a result. Any such incidents may have a material adverse effect upon our operations, reputation, customers, and services. The possibility of third-party or employee error, failure to follow security procedures, or malfeasance also presents these risks.
As cybersecurity threats continue to evolve, we will be required to expend significant additional resources to continue to modify or enhance our layers of defense or to investigate or remediate any information security vulnerabilities. We, and our third-party vendors, have experienced security breaches due to cyberattacks in the past that have not had material impact to our data, customers, or operations, but there can be no assurance that any such failure, interruption, or significant security breach will not occur in the future, or, if any future occurrences will be adequately addressed. It is impossible to determine the severity or potential effects of these events with any certainty, but any such breach could result in material adverse consequences for us and our customers.
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
For information about how we manage cybersecurity risk, see “Operational, Technology, and Cybersecurity Risk Management” on page 63 in MD&A.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Economic and other circumstances may require us to raise capital at times or in amounts that are unfavorable to us.
We maintain certain risk-based and leverage capital ratios, as required by our banking regulators, which can change depending upon general economic conditions, as well as the particular conditions, risk profiles, and our growth plans. Compliance with capital requirements may limit our ability to expand and has required, and may require, us to raise additional capital. These uncertainties and risks, including those created by legislative and regulatory uncertainties, may increase our cost of capital and other financing costs.
We could be adversely affected by accounting, financial reporting, and regulatory compliance risk.
We are exposed to accounting, financial reporting, and regulatory compliance risk. Significant estimates, judgments, and interpretations of complex and changing accounting and regulatory policies are required to properly account for the products and services we provide to our customers. Changes in our accounting policies or accounting standards could materially affect how we report our financial results and conditions. The level of regulatory compliance oversight continues to be heightened. Identification, interpretation, and implementation of complex and changing accounting standards, as well as compliance with regulatory requirements, pose an ongoing risk.
The value of our goodwill may decline in the future.
If the fair value of a reporting unit is determined to be less than its carrying value, we may have to take a charge related to the impairment of our goodwill. Such a charge could result from, among other factors, weakening in the economic environment, a decline in the performance of the reporting unit, or new legislative or regulatory changes not anticipated in management’s expectations.
We may not be able to fully realize our deferred tax assets, which could adversely affect our operating results and financial performance.
At December 31, 2022, we had a net deferred tax asset of $1.1 billion. The accounting treatment for realization of deferred tax assets is complex and requires judgment. Our ability to fully realize our deferred tax asset could be reduced in the future if our estimates of future taxable income from our operations, future reversals of existing deferred tax liabilities, or tax planning strategies do not support the realization of our deferred tax asset. Changes in applicable tax laws, regulations, macroeconomic conditions, or market conditions may adversely affect our financial results, and there can be no assurance that we will be able to fully realize our deferred tax assets.
For information about how we manage capital, see “Capital Management” on page 65 in MD&A.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
We are subject to risks associated with legal claims, litigation, and regulatory and other government proceedings. Our exposure to these proceedings has increased and may further increase as a result of stresses on customers, counterparties, and others arising from the past or current economic environments, more frequent claims and actions resulting from fraud schemes perpetrated by or involving our customers, new regulations promulgated under recently enacted statutes, the creation of new examination and enforcement bodies, and enforcement and legal actions against banking organizations. Any such matters may result in material adverse consequences to our results of operations, financial condition or ability to conduct our business, including adverse judgments, settlements, fines, penalties (e.g., civil money penalties under applicable banking laws), injunctions, restrictions on our business activities, or other relief. We maintain insurance coverage to mitigate the financial risk of defense costs, settlements, and awards, but the coverage is subject to deductibles and limits of coverage. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. In general, the amounts paid by financial institutions in settlement of proceedings or investigations, have been increasing dramatically. This has affected and will continue to adversely affect (1) our ability to obtain insurance coverage for certain claims, (2) our deductible levels, and (3) the cost of premiums associated with our coverage. Consequently, our financial results are subject to greater risk of adverse outcomes from legal claims.
Due to the difficulty in predicting the timing of, and damages or penalties associated with, the resolution of legal claims, it is possible that adverse financial impacts from litigation could occur sporadically and could be significant. In addition, any enforcement matters could impact our supervisory and CRA ratings, which may restrict or limit our activities.
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
State corporate codes, including that of Utah, are widely recognized, updated by legislative action from time-to-time, and may be based on and influenced by model statutes. The federal securities law regime established by the Securities Act and the Exchange Act and the SEC’s extensive and well-developed framework thereunder are widely used by public companies. The OCC’s statutory and regulatory frameworks have been used by publicly traded banking organizations relatively rarely and are not as well-developed as the corporate and securities law frameworks applicable to other public corporations. While certain specific risks associated with operating under these frameworks are described below, unless and until these frameworks are further developed and established over time, the uncertainty of how these frameworks might apply to any given corporate or securities matters may prevent us from effecting transactions in an efficient and optimal manner or perhaps at all.

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
OTHER RISKS
The Russian invasion of Ukraine and other geopolitical conflicts, and retaliatory measures imposed by the U.S. and other countries, including the responses to such measures, may cause significant disruptions to domestic and foreign economies and markets.
The Russia/Ukraine war and other geopolitical conflicts have created new risks for global markets, trade, economic conditions, cybersecurity, and similar concerns. For example, these conflicts could affect the availability and price of commodities and products, adversely affecting supply chains and increasing inflationary pressures; the value of currencies, interest rates, and other components of financial markets; and lead to increased risks of events such as cyberattacks that could result in severe costs and disruptions to governmental entities and companies and their operations. The impact of these conflicts and retaliatory measures is continually evolving and cannot be predicted with certainty. It is likely that these conflicts will continue to affect the global political order and global and domestic markets for a substantial period of time, regardless of when these conflicts end.
While these events have not materially interrupted our operations, these or future developments resulting from these conflicts, such as cyberattacks on the U.S., the Bank, our customers, or our suppliers, could make it difficult to conduct business activities for us, our customers, or our vendors.
Our business, financial condition, liquidity and results of operations have been, and will likely continue to be, adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic created economic, financial, and social disruptions that have adversely affected, and are likely to continue to adversely affect, our business, financial condition, credit exposure, and results of operations, including the direct and indirect impact on our employees, customers, communities, counterparties, service

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
providers, other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic. The pandemic and its aftermath are likely to continue to affect consumer confidence and business activity generally, including loan demand, deposit levels, and the market for other financial products or services. Disruptions in supply chains have in some instances adversely affected our ability to procure equipment and materials for our employees and facilities in a timely fashion and may increase our costs for the same. These supply chain disruptions have in some instances adversely affected our vendors and their service level agreements to us and our subsequent delivery to customers. Pressures on the cost and availability of labor have also negatively affected us and many of our customers. The effects of these disruptions are likely to continue for the near term. Additionally, the long-term effects of the pandemic, including the increased interest in remote-work environments, may reduce our need for physical office space while negatively impacting our ability to sell or sublease any excess space.
ESG-related risk developments could lead or require us to restrict or modify some of our business activities.
ESG expectations of investors and regulators could, over time, lead us to restrict or modify some of our business practices. In addition, our business practices could be adversely affected by laws and regulations enacted or promulgated by federal, state, and local governments that relate to environmental and social issues. For example, in 2021 and 2022, certain states passed, or considered passing, laws prohibiting financial institutions from restricting the services that they provide to certain types of businesses if the institutions also conduct business with governmental entities in such states. Depending on how these laws are worded and implemented, they could adversely affect our ability to manage risk. These laws and rules related to ESG issues may include provisions that conflict with other state and federal regulations and may increase our costs or limit our ability to conduct business in certain jurisdictions.
Heightened regulatory and social focus on climate change may place additional requirements on public companies, including financial institutions, regarding the measurement, management, and disclosure of climate-related risks and associated lending and investment activities. This may result in higher regulatory, compliance, credit, and reputational risks and costs. In addition, the transition to a lower-carbon economy could subject us to risks through our customers' exposure to volatility in commodity prices and the market for carbon-related products and services.
ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved written comments that were received from the SEC’s or OCC’s staff 180 days or more before the end of our fiscal year relating to our periodic or current reports filed under the Securities Exchange Act of 1934.
ITEM 2. PROPERTIES
At December 31, 2022, we operated 416 branches, of which 277 are owned and 139 are leased. We also lease our headquarters in Salt Lake City, Utah. The annual rentals under long-term leases for leased premises are determined under various formulas and factors, including operating costs, maintenance, and taxes. For additional information regarding leases and rental payments, see Note 8 of the Notes to Consolidated Financial Statements.
ITEM 3. LEGAL PROCEEDINGS
The information contained in Note 16 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PREFERRED STOCK
We have 4.4 million authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share. As of December 31, 2022, 66,139, 138,390, 98,555, and 136,368 of preferred shares series A, G, I, and J respectively, are outstanding. See Note 14 of the Notes to Consolidated Financial Statements for further information regarding our preferred stock.
COMMON STOCK
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “ZION.” The reported sale price of the common stock on NASDAQ was $54.10 per share on February 6, 2023.
Equity Capital and Dividends
As of February 6, 2023, there were 3,602 shareholders of record of our common stock. In January 2023, our Board declared a dividend of $0.41 per common share payable on February 23, 2023 to shareholders of record on February 16, 2023.
Share Repurchases
During 2022, the Board approved plans to repurchase up to $200 million of common shares outstanding. As part of these plans, we repurchased 3.6 million common shares outstanding for $200 million at an average price of $56.13 per share. During 2021, we repurchased 13.5 million common shares outstanding for $800 million at an average price of $59.27 per share.
In January 2023, the Board approved a plan to repurchase up to $50 million of common shares outstanding during the first quarter of 2023. In February 2023, we repurchased 946,644 common shares outstanding for $50 million at an average price of $52.82. For further information regarding our common stock activity, see the Consolidated Statement of Changes in Shareholders' Equity on page 80.
The following schedule summarizes our share repurchases for the year ended December 31, 2022:
Schedule 3
2022 Share Repurchases

Period	Total number of shares purchased [1]	Average price paid per share	Shares purchased as part of publicly announced plans

First quarter	778,248	$65.42	765,581
Second quarter	936,256	53.73	930,905
Third quarter	888,092	56.30	888,092
October	—		—
November	978,491	51.11	978,281
December	—		—
Fourth quarter total	978,491	51.11	978,281
Total 2022	3,581,087	$56.19	3,562,859
1 Includes common shares acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Performance Graph
The following stock performance graph compares the five-year cumulative total return of our common stock with the Standard and Poor’s (“S&P”) 500 Index and the Keefe, Bruyette & Woods, Inc. (“KBW”) Regional Bank Index (“KRX”). The KRX is a modified market capitalization-weighted regional bank and thrift stock index developed and published by KBW, a nationally recognized brokerage and investment banking firm specializing in bank stocks. The index is composed of 50 geographically diverse stocks representing regional banks or thrifts. The stock performance graph is based upon an initial investment of $100 on December 31, 2017 and assumes reinvestment of dividends.
PERFORMANCE GRAPH FOR ZIONS BANCORPORATION, N.A.
INDEXED COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

	2017	2018	2019	2020	2021	2022

Zions Bancorporation, N.A.	100.0	81.7	107.1	93.0	138.7	104.0
KRX Regional Bank Index	100.0	82.5	102.2	93.3	127.5	118.7
S&P 500	100.0	95.6	125.7	148.8	191.5	156.8
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The information contained in Item 12 of this Form 10-K is incorporated by reference herein.
ITEM 6. [RESERVED]

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key Corporate Objectives
We conduct our operations through seven separately managed affiliates, each with its own local branding and management team. Our affiliate banks are supported by an enterprise operating segment (referred to as the “Other” segment) that provides governance and risk management, allocates capital, establishes strategic objectives, and includes centralized technology, back-office functions, and certain lines of business not operated through our affiliate banks.
We focus our efforts and resources to achieve our strategic growth and profitability objectives. This includes providing high-quality products and services and deepening relationships with our commercial, small business, and retail customers. Serving as a trusted partner for our small business and commercial customers and supporting their operational needs affords us a major source of relatively stable, low-cost deposits.
We strive to achieve balanced growth of customers, pre-provision net revenue (“PPNR”), earnings per share (“EPS”), profitability, and shareholder returns. As depicted in the graphic below, we focus on four strategic growth areas: small businesses, commercial businesses, affluent customers, and capital markets.

Key Corporate Objectives

People &
Empowerment
Technology
Operational
Excellence
Risk
Management
Data
&
Analytics
Small
Business
Commercial
Capital
Markets
Affluent
BALANCED
GROWTH
&
PROFITABILITY

To facilitate the achievement of our growth and profitability objectives, we invest in the following five key areas, referred to as “strategic enablers”:
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
•Risk Management — we invest in enhanced risk management practices to ensure prudent risk-taking and appropriate oversight.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•Data and Analytics — we invest in advanced enterprise data and analytics to support local execution and prudent decision making.
RESULTS OF OPERATIONS
Our Financial Performance
This section and other sections provide information about our recent financial performance. For information about our results of operations for 2021 compared with 2020, see the respective sections in MD&A included in our 2021 Form 10-K.

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions)	Efficiency ratio

Net earnings applicable to common shareholders decreased from 2021, primarily due to an increase in the provision for credit losses.
Diluted earnings per share decreased from 2021 as a result of decreased net earnings, the effect of which was partially offset by a 10.0 million decrease in weighted average diluted shares, primarily due to share repurchases.

Adjusted PPNR increased from 2021, primarily due to growth in adjusted net revenue, driven largely by an increase in net interest income. This increase was partially offset by higher adjusted noninterest expense.
The efficiency ratio improved from the prior year, as growth in adjusted revenue outpaced growth in adjusted noninterest expense, resulting in positive operating leverage.
Our financial performance for 2022 relative to the prior year reflected:
•Strong net revenue growth, offset by increases in provision for credit losses and noninterest expense.
•Net interest income increased $312 million, or 14%, notwithstanding a $188 million decrease in interest income from U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans. The increase was primarily due to a higher interest rate environment and a favorable change in the composition of interest-earning assets.
•The net interest margin (“NIM”) was 3.06%, compared with 2.72%, reflecting higher yields on interest-earning assets and favorable funding costs associated with our noninterest-bearing deposits.
•Solid credit performance, as nonperforming assets decreased $123 million, or 45%, and classified loans decreased $307 million, or 25%. Net loan and lease charge-offs were $39 million, or 0.08% of average loans (ex-PPP) in 2022, compared with net charge-offs of $6 million, or 0.01% of average loans (ex-PPP), in 2021. Despite improvements in credit quality, the provision for credit losses was $122 million in 2022, compared with $(276) million in 2021, reflecting loan growth and deterioration in economic scenarios used for estimating future losses.
•A $39 million, or 7%, increase in customer-related noninterest income, primarily due to increases in commercial account fees, capital markets and foreign exchange fees, and card fees, partially offset by decreases in loan-related fees and retail and business banking fees. Decreases in noncustomer-related

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
noninterest income were due largely to prior year securities gains in our Small Business Investment Company (“SBIC”) investment portfolio and gains on the sale of certain bank-owned facilities.
•An increase of $137 million, or 8%, in noninterest expense, primarily due to an increase in salaries and benefits expense, which was impacted by inflationary and competitive labor market pressures on wages and benefits, increased incentive compensation accruals arising from improvements in full-year profitability, and increased headcount.
•An increase of $1.4 billion, or 2%, in average interest-earning assets, driven by growth in average securities and average loans and leases (ex-PPP), largely offset by declines in average money market investments and PPP loans.
•Strong growth of $4.8 billion, or 9%, in total loans and leases, driven largely by increases in the commercial and industrial, consumer 1-4 family residential mortgage, commercial real estate term, and municipal loan portfolios.
•Total deposits decreased $11.1 billion, or 13%, primarily due to decreases in larger-balance and more rate-sensitive, nonoperating deposits. Our loan-to-deposit ratio was 78%, compared with 61% at the prior year- end, which continues to afford us flexibility in managing our funding costs.
The following schedule presents additional selected financial highlights. Prior period amounts have been reclassified to conform with the current period presentation, where applicable.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 4
SELECTED FINANCIAL HIGHLIGHTS

(Dollar amounts in millions, except per share amounts)	2022/2021 Change	2022	2021	2020	2019	2018
For the Year
Net interest income	+14%	$2,520	$2,208	$2,216	$2,272	$2,230
Noninterest income	-10%	632	703	574	562	552
Total net revenue	+8%	3,152	2,911	2,790	2,834	2,782
Provision for credit losses	NM	122	(276)	414	39	(40)
Noninterest expense	+8%	1,878	1,741	1,704	1,742	1,679
Pre-provision net revenue [1]	+9%	1,311	1,202	1,114	1,118	1,125
Net income	-20%	907	1,129	539	816	884
Net earnings applicable to common shareholders	-20%	878	1,100	505	782	850
Per Common Share
Net earnings – diluted	-15%	5.79	6.79	3.02	4.16	4.08
Tangible book value at year-end [1]	+9%	43.72	40.15	36.44	34.72	33.31
Market price – end	-22%	49.16	63.16	43.44	51.92	40.74
Market price – high	+11%	75.44	68.25	52.48	52.08	59.19
Market price – low	+7%	45.21	42.12	23.58	39.11	38.08
At Year-End
Assets	-4%	89,545	93,200	81,479	69,172	68,746
Loans and leases, net of unearned income and fees	+9%	55,653	50,851	53,476	48,709	46,714
Deposits	-13%	71,652	82,789	69,653	57,085	54,101
Common equity	-37%	4,453	7,023	7,320	6,787	7,012
Performance Ratios
Return on average assets		1.01%	1.29%	0.71%	1.17%	1.33%
Return on average common equity		16.0%	14.9%	7.2%	11.2%	12.1%
Return on average tangible common equity [1]		13.9%	17.8%	8.8%	13.3%	14.9%
Net interest margin		3.06%	2.72%	3.15%	3.54%	3.61%
Net charge-offs to average loans and leases (ex-PPP)		0.08%	0.01%	0.22%	0.08%	(0.04)%
Total allowance for credit losses to loans and leases outstanding (ex-PPP)		1.15%	1.13%	1.74%	1.14%	1.18%
Capital Ratios at Year-End
Common equity tier 1 capital		9.8%	10.2%	10.8%	10.2%	11.7%
Tier 1 leverage		7.7%	7.2%	8.3%	9.2%	10.3%
Tangible common equity [1]		7.1%	6.6%	7.5%	8.4%	9.2%
Other Selected Information
Weighted average diluted common shares outstanding (in thousands)	-6%	150,271	160,234	165,613	186,504	206,501
Bank common shares repurchased (in thousands)	-74%	3,563	13,497	1,666	23,505	12,943
Dividends declared	+10%	$1.58	$1.44	$1.36	$1.28	$1.04
Common dividend payout ratio [2]		27.3%	21.1%	44.6%	29.0%	23.8%
Capital distributed as a percentage of net earnings applicable to common shareholders [3]		50%	94%	59%	170%	103%
Efficiency ratio		58.8%	60.8%	59.4%	59.5%	59.6%
1 See “Non-GAAP Financial Measures” on page 70 for more information.
2 The common dividend payout ratio is equal to common dividends paid divided by net earnings applicable to common shareholders.
3 This ratio is the common dividends paid plus share repurchases for the year, divided by net earnings applicable to common shareholders.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Net Interest Income and Net Interest Margin
Net interest income is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, and represented approximately 80% of our net revenue (net interest income plus noninterest income) for the year. The NIM is calculated as net interest income as a percent of interest-earning assets.
Schedule 5
NET INTEREST INCOME AND NET INTEREST MARGIN

		Amount change	Percent change		Amount change	Percent change
(Dollar amounts in millions)	2022			2021			2020

Interest and fees on loans	$2,112	$177	9%	$1,935	$(115)	(6)%	$2,050
Interest on money market investments	81	60	NM	21	7	50	14
Interest on securities	512	201	65	311	7	2	304
Total interest income	2,705	438	19	2,267	(101)	(4)	2,368
Interest on deposits	70	40	NM	30	(75)	(71)	105
Interest on short- and long-term borrowings	115	86	NM	29	(18)	(38)	47
Total interest expense	185	126	NM	59	(93)	(61)	152
Net interest income	$2,520	$312	14%	$2,208	$(8)	—%	$2,216

Average interest-earning assets	$83,638	$1,371	2%	$82,267	$11,108	16%	$71,159
Average interest-bearing liabilities	42,138	1,388	3%	40,750	2,512	7%	38,238
		bps			bps
Yield on interest-earning assets [1]	3.28%	49		2.79%	(58)		3.37%
Rate paid on total deposits and interest-bearing liabilities [1]	0.23%	16		0.07%	(15)		0.22%
Cost of total deposits [1]	0.09%	5		0.04%	(13)		0.17%
Net interest margin [1]	3.06%	34		2.72%	(43)		3.15%
1 Rates are calculated using amounts in thousands and a tax rate of 21% for the periods presented.
Net interest income increased $312 million, or 14%, in 2022, relative to the prior year, despite a $188 million decrease in interest income from PPP loans. The increase was driven largely by a higher interest rate environment and a favorable change in the composition of interest-earning assets.
Average interest-earning assets increased $1.4 billion, or 2%, primarily due to increases of $6.3 billion and $4.5 billion in average securities and average loans and leases (ex-PPP), respectively. These increases were largely offset by decreases of $5.5 billion and $3.8 billion in average money market investments and average PPP loans, respectively. Average securities increased to 30.4% of average interest-earning assets, compared with 23.3%.
The NIM was 3.06%, compared with 2.72%. The yield on average interest-earning assets was 3.28% in 2022, an increase of 49 basis points (“bps”), reflecting the higher interest rate environment and a change in the mix of interest-earning assets from money market investments to securities and loans. The yield on total loans increased 30 bps to 4.06%, and the yield on securities increased 39 bps to 2.06%. The yield on securities benefited from a decrease in the market value of available-for-sale (“AFS”) securities due to rising interest rates.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Average loans and leases increased $0.6 billion, or 1%, to $52.6 billion. Excluding PPP loans, average loans and leases increased $4.5 billion, or 9%, to $51.9 billion, primarily in the commercial and industrial, consumer 1-4 family residential mortgage, commercial real estate term, and municipal loan portfolios.
During 2022 and 2021, PPP loans totaling approximately $1.5 billion and $6.5 billion, respectively, were forgiven by the SBA. PPP loans contributed $47 million and $235 million in interest income during the same time periods. The yield on PPP loans was 6.53% and 5.16% for the respective periods, and was positively impacted by accelerated amortization of deferred fees on paid off or forgiven PPP loans of $31 million and $138 million. At December 31, 2022 and 2021, the remaining unamortized net deferred fees on PPP loans totaled $2 million and $45 million, respectively.
Average deposits increased $2.2 billion, or 3%, during 2022, and period-end deposits decreased $11.1 billion, or 13%, compared with the prior year period. The average cost of deposits was 0.09% in 2022, compared with 0.04% in 2021. The rate paid on total deposits and interest-bearing liabilities was 0.23%, compared with 0.07%, reflecting the higher interest rate environment and increased short-term borrowings. Average noninterest-bearing deposits as a percentage of average deposits were 51%, up from 49% for the prior year. Our funding costs remained well controlled, reflecting the granularity of our deposit base and the extent of our noninterest-bearing deposits.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average AFS securities balances increased $4.8 billion, or 26%, to $23.2 billion in 2022, mainly due to an increase in our agency guaranteed mortgage-backed securities portfolio. During the fourth quarter of 2022, we transferred approximately $10.7 billion fair value ($13.1 billion amortized cost) of mortgage-backed AFS securities to the held-to-maturity (“HTM”) category to reflect our intent for these securities.
Average borrowed funds increased $1.5 billion, or 74%, to $3.5 billion in 2022, driven by increases in short-term borrowings as a result of significant loan growth and declines in total deposits. These increases were partially offset by a decrease in long-term debt, primarily due to the redemption and maturity of senior notes during 2022 and 2021.
For further discussion of the effects of market rates on net interest income and how we manage interest rate risk, refer to the “Interest Rate and Market Risk Management” section on page 13. For more information on how we manage liquidity risk, refer to the “Liquidity Risk Management” section on page 14.
The following schedule summarizes the average balances, the amount of interest earned or paid, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 6 - AVERAGE BALANCE SHEETS, YIELDS, AND RATES

	Year Ended December 31,
	2022			2021			2020
(In millions)	Average balance	Interest	Yield/ Rate [1]	Average balance	Interest	Yield/ Rate [1]	Average balance	Interest	Yield/ Rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$3,066	$27	0.87%	$8,917	$12	0.14%	$965	$5	0.49%
Federal funds sold and securities purchased under agreements to resell	2,482	54	2.16	2,129	9	0.40	2,089	9	0.44
Total money market investments	5,548	81	1.45	11,046	21	0.19	3,054	14	0.46
Securities:
Held-to-maturity	1,999	47	2.36	562	17	2.97	618	22	3.54
Available-for-sale	23,132	461	1.99	18,365	292	1.59	14,208	284	2.00
Trading account	322	16	4.79	246	11	4.43	167	7	4.36
Total securities	25,453	524	2.06	19,173	320	1.67	14,993	313	2.09
Loans held for sale	39	1	2.57	65	1	2.35	96	4	3.89
Loans and leases: [2]
Commercial - excluding PPP loans	28,500	1,147	4.02	25,014	950	3.80	25,193	1,036	4.11
Commercial - PPP loans	725	47	6.53	4,566	235	5.16	4,534	146	3.22
Commercial real estate	12,251	544	4.44	12,136	418	3.44	11,854	458	3.87
Consumer	11,122	398	3.58	10,267	354	3.44	11,435	425	3.71
Total loans and leases	52,598	2,136	4.06	51,983	1,957	3.76	53,016	2,065	3.89
Total interest-earning assets	83,638	2,742	3.28	82,267	2,299	2.79	71,159	2,396	3.37
Cash and due from banks	621			605			619
Allowance for credit losses on loans and debt securities	(514)			(612)			(733)
Goodwill and intangibles	1,022			1,015			1,015
Other assets	4,908			4,122			3,997
Total assets	$89,675			$87,397			$76,057
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$37,045	$61	0.16	$36,717	$21	0.06	$31,100	$60	0.19
Time	1,594	9	0.58	2,020	9	0.41	3,706	45	1.22
Total interest-bearing deposits	38,639	70	0.18	38,737	30	0.08	34,806	105	0.30
Borrowed funds:
Federal funds purchased and security repurchase agreements	1,531	38	2.49	797	1	0.07	1,680	8	0.45
Other short-term borrowings	1,263	46	3.65	5	—	0.04	208	2	1.09
Long-term debt	705	31	4.28	1,211	28	2.36	1,544	37	2.45
Total borrowed funds	3,499	115	3.27	2,013	29	1.45	3,432	47	1.39
Total interest-bearing funds	42,138	185	0.44	40,750	59	0.14	38,238	152	0.40
Noninterest-bearing demand deposits	39,890			37,520			28,883
Other liabilities	1,735			1,259			1,320
Total liabilities	83,763			79,529			68,441
Shareholders’ equity:
Preferred equity	440			497			566
Common equity	5,472			7,371			7,050
Total shareholders’ equity	5,912			7,868			7,616
Total liabilities and shareholders’ equity	$89,675			$87,397			$76,057
Spread on average interest-bearing funds			2.84%			2.65%			2.97%
Impact of net noninterest-bearing sources of funds			0.22%			0.07%			0.18%
Net interest margin		$2,557	3.06%		$2,240	2.72%		$2,244	3.15%
Memo: total loans and leases, excluding PPP loans	51,873	2,089	4.03%	47,417	1,722	3.63%	48,482	1,919	3.89%
Memo: total cost of deposits			0.09%			0.04%			0.17%
Memo: total deposits and interest-bearing liabilities	82,028	185	0.23%	78,270	59	0.07%	67,121	152	0.22%
1 Rates are calculated using amounts in thousands and a tax rate of 21% for the periods presented.
2 Net of unamortized purchase premiums, discounts, and deferred loan fees and costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents year-over-year changes in net interest income on a fully taxable-equivalent basis for the years indicated. For purposes of calculating the yields in this schedule, the average loan balances also include the principal amounts of nonaccrual and restructured loans. Interest payments received on nonaccrual loans are not recognized into interest income, but are applied as a reduction to the principal outstanding. In addition, interest on restructured loans is generally accrued at modified rates.
In the analysis of taxable-equivalent net interest income changes due to volume and rate, changes are allocated to volume with the following exceptions: when volume and rate both increase, the variance is allocated proportionately to both volume and rate; when the rate increases and volume decreases, the variance is allocated to rate.
Schedule 7
ANALYSIS OF TAXABLE-EQUIVALENT NET INTEREST INCOME CHANGES DUE TO VOLUME AND RATE

	2022 over 2021			2021 over 2020
	Changes due to		Total changes	Changes due to		Total changes
(In millions)	Volume	Rate[1]		Volume	Rate[1]
INTEREST-EARNING ASSETS
Money market investments:
Interest-bearing deposits	$(8)	$23	$15	$11	$(4)	$7
Federal funds sold and securities purchased under agreements to resell	1	44	45	1	(1)	—
Total money market investments	(7)	67	60	12	(5)	7
Securities:
Held-to-maturity	34	(4)	30	(1)	(4)	(5)
Available-for-sale	86	83	169	66	(58)	8
Trading account	4	1	5	4	—	4
Total securities	124	80	204	69	(62)	7
Loans held for sale	—	—	—	(1)	(2)	(3)
Loans and leases[2]
Commercial - excluding SBA PPP loans	139	58	197	(7)	(79)	(86)
Commercial - SBA PPP loans	(198)	10	(188)	1	88	89
Commercial real estate	3	123	126	10	(50)	(40)
Consumer	30	14	44	(39)	(32)	(71)
Total loans and leases	(26)	205	179	(35)	(73)	(108)
Total interest-earning assets	91	352	443	45	(142)	(97)
INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Saving and money market	1	39	40	2	(41)	(39)
Time	(2)	2	—	(6)	(30)	(36)
Total interest-bearing deposits	(1)	41	40	(4)	(71)	(75)
Borrowed funds:
Federal funds purchased and security repurchase agreements	—	37	37	—	(7)	(7)
Other short-term borrowings	34	12	46	—	(2)	(2)
Long-term debt	(11)	14	3	(8)	(1)	(9)
Total borrowed funds	23	63	86	(8)	(10)	(18)
Total interest-bearing liabilities	22	104	126	(12)	(81)	(93)
Change in taxable-equivalent net interest income	$69	$248	$317	$57	$(61)	$(4)
1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and restructured loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Provision for Credit Losses
The allowance for credit losses (“ACL”) is the combination of both the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”). The ALLL represents the estimated current expected credit losses related to the loan and lease portfolio as of the balance sheet date. The RULC represents the estimated reserve for current expected credit losses associated with off-balance sheet commitments. Changes in the ALLL and RULC, net of charge-offs and recoveries, are recorded as the provision for loan and lease losses and the provision for unfunded lending commitments, respectively, in the income statement. The ACL for debt securities is estimated separately from loans and is recorded in investment securities on the consolidated balance sheet.
The provision for credit losses, which is the combination of both the provision for loan and lease losses and the provision for unfunded lending commitments, was $122 million in 2022, compared with $(276) million in 2021. The ACL was $636 million at December 31, 2022, compared with $553 million at December 31, 2021. The increase in the ACL was primarily due to loan growth and deterioration in economic scenarios, partially offset by improvements in credit quality. The ratio of ACL to net loans and leases (ex-PPP) was 1.15% and 1.13% at December 31, 2022 and 2021, respectively. The provision for securities losses was less than $1 million during 2022 and 2021.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The bar chart above illustrates the broad categories of change in the ACL from the prior year period. The second bar represents changes in economic scenarios and current economic conditions, which increased the ACL by $45 million from the prior year period.
The third bar represents changes in credit quality factors and includes risk-grade migration and specific reserves against loans, which, when combined, decreased the ACL by $6 million, indicating improvements in overall credit quality. Nonperforming assets decreased $123 million, or 45%, and classified loans decreased $307 million, or 25%. Net loan and lease charge-offs were $39 million, or 0.08% annualized of average loans (ex-PPP), in 2022, compared with $6 million, or 0.01% annualized of average loans (ex-PPP), in 2021.
The fourth bar represents loan portfolio changes, driven primarily by loan growth, as well as changes in portfolio mix, the aging of the portfolio, and other risk factors, all of which resulted in a $44 million increase in the ACL.
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
Total noninterest income decreased $71 million, or 10%, in 2022, relative to the prior year. Noninterest income accounted for 20% and 24% of net revenue during 2022 and 2021, respectively. The following schedule presents a comparison of the major components of noninterest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 8
NONINTEREST INCOME

(Dollar amounts in millions)	2022	Amount change	Percent change	2021	Amount change	Percent change	2020

Commercial account fees	$159	$22	16%	$137	$5	4%	$132
Card fees	104	9	9	95	13	16	82
Retail and business banking fees	73	(1)	(1)	74	6	9	68
Loan-related fees and income	80	(15)	(16)	95	(14)	(13)	109
Capital markets and foreign exchange fees	83	13	19	70	—	—	70
Wealth management fees [1]	55	5	10	50	6	14	44
Other customer-related fees	60	6	11	54	10	23	44
Customer-related noninterest income	614	39	7%	575	26	5%	549

Fair value and nonhedge derivative income (loss)	16	2	14	14	20	NM	(6)
Dividends and other income	17	(26)	(60)	43	19	79	24
Securities gains (losses), net	(15)	(86)	NM	71	64	NM	7
Noncustomer-related noninterest income	18	(110)	NM	128	103	NM	25
Total noninterest income	$632	$(71)	(10)%	$703	$129	22%	$574
1 Wealth management fees for 2020 included certain retirement service-related fees of $3 million. Beginning in 2021, those fees, which totaled $4 million, were reported in other customer-related noninterest income.
Customer-related Noninterest Income
Customer-related noninterest income growth reflects our focus on our key corporate objectives. We continue to deepen existing relationships with our commercial, small business, and retail customers by providing high-quality treasury management products, capital market solutions, wealth management advisory services, and depository account services.
Total customer-related noninterest income increased $39 million, or 7%, in 2022, largely driven by improved customer transaction volume and activity during the year. Key drivers impacting customer-related revenue included:
•Commercial account fees increased $22 million or 16%, driven by increases in account analysis, treasury management, and merchant fees. Commercial account fees also benefited from a one-time adjustment of approximately $6 million during the first quarter of 2022.
•Capital markets and foreign exchange fees increased $13 million, or 19%, primarily due to improved customer swap, loan syndication, and foreign exchange activity.
•Card fees increased $9 million, or 9%, due to increased commercial and business bankcard interchange fees.
•Other customer-related fee income increased $6 million, or 11%, due to growth in corporate trust fees, reflecting new business growth.
•Wealth management fee income increased $5 million, or 10%, reflecting growth in assets and ongoing adoption of wealth and advisory services from our customer base. Our assets under management increased $1.2 billion, or 11%, to $12.2 billion at December 31, 2022, despite declines in market valuations.
•Loan-related fees decreased $15 million or 16%, in 2022, primarily due to an increased proportion of our 1-4 family residential mortgage production being retained versus sold. During 2022, we experienced a strong increase in demand for adjustable-rate mortgages, which we generally retain on our balance sheet.
•Retail and business banking fees decreased $1 million, primarily due to changes in our overdraft and non-sufficient funds practices, which were effected early in the third quarter of 2022. The impact of these changes on customer-related noninterest income is expected to be ongoing.
Noncustomer-related Noninterest Income
Total noncustomer-related noninterest income decreased $110 million in 2022. Net securities gains and losses decreased $86 million, due largely to net gains recorded during the prior year related to our SBIC investment

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
portfolio. Dividends and other income declined $26 million, primarily due to a valuation loss recognized on one of our equity investments during the third quarter of 2022, as well as gains on the sale of certain bank-owned facilities during the prior year. These sales resulted from the consolidation of some of our technology and operations facilities in advance of occupying our new corporate technology center in July 2022.
Noninterest Expense
The following schedule presents a comparison of the major components of noninterest expense.
Schedule 9
NONINTEREST EXPENSE

(Dollar amounts in millions)	2022	Amount change	Percent change	2021	Amount change	Percent change	2020

Salaries and employee benefits	$1,235	$108	10%	$1,127	$40	4%	$1,087
Technology, telecom, and information processing	209	10	5	199	7	4	192
Occupancy and equipment, net	152	(1)	(1)	153	2	1	151
Professional and legal services	57	(15)	(21)	72	15	26	57
Marketing and business development	39	(4)	(9)	43	(18)	(30)	61
Deposit insurance and regulatory expense	50	16	47	34	1	3	33
Credit-related expense	30	4	15	26	4	18	22
Other real estate expense, net	1	1	NM	—	(1)	NM	1
Other	105	18	21	87	(13)	(13)	100
Total noninterest expense	$1,878	$137	8%	$1,741	$37	2%	$1,704
Adjusted noninterest expense	$1,876	$139	8%	$1,737	$64	4%	$1,673
Noninterest expense increased $137 million, or 8%, in 2022, relative to the prior year, primarily due to salaries and benefits expense, which represented the largest component of total noninterest expense during 2022 and 2021. The following schedule presents the major segments of salaries and employee benefits expense.
Schedule 10
SALARIES AND EMPLOYEE BENEFITS

(Dollar amounts in millions)	2022	Amount/quantity change	Percent change	2021	Amount/quantity change	Percent change	2020

Salaries and bonuses	$1,028	$93	10%	$935	$17	2%	$918
Employee benefits:
Employee health and insurance	93	10	12	83	(3)	(3)	86
Retirement and profit sharing	52	(5)	(9)	57	18	46	39
Payroll taxes and other fringe benefits	62	10	19	52	8	18	44
Total benefits	207	15	8	192	23	14	169
Total salaries and employee benefits	$1,235	$108	10%	$1,127	$40	4%	$1,087

Full-time equivalent employees at December 31,	9,989	304	3%	9,685	7	—%	9,678
Total salaries and benefits expense increased $108 million, or 10%, primarily due to the ongoing impact of inflationary and competitive labor market pressures on wages and benefits, increased incentive compensation accruals arising from improvements in full-year profitability, and increased headcount. We had 9,989 full-time equivalent employees at December 31, 2022, an increase of approximately 3% relative to the prior year.
Other noninterest expense increased $18 million, primarily due to a negative valuation adjustment in the prior year related to the termination of our defined benefit pension plan, as well as increased travel and various other expenses incurred during the current year. Deposit insurance and regulatory expense increased $16 million, driven largely by a higher FDIC insurance assessment resulting from changes in our balance sheet composition.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Technology, telecom, and information processing expense increased $10 million, mainly due to increased software licensing and maintenance expense, reflecting our ongoing investments in strategic technology initiatives designed to improve our products and services and to simplify how we do business. Professional and legal services expense decreased $15 million, due to third-party assistance associated with PPP loan forgiveness and other technology-related and outsourced services utilized in the prior year.
The efficiency ratio was 58.8%, compared with 60.8%, as growth in net revenue significantly outpaced growth in noninterest expense. For information on non-GAAP financial measures, including differences between noninterest expense and adjusted noninterest expense, see page 70.
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
The following schedule presents information related to our technology spend.
Schedule 11
TECHNOLOGY SPEND

	December 31
(In millions)	2022	2021

Technology, telecom, and information processing expense	$209	$199
Other technology-related expense	206	190
Technology investments	90	100
Less: related amortization and depreciation	(54)	(54)
Total technology spend	$451	$435
Income Taxes
The following schedule summarizes the income tax expense and effective tax rates for the periods presented.
Schedule 12
INCOME TAXES

(Dollar amounts in millions)	2022	2021	2020

Income before income taxes	$1,152	$1,446	$672
Income tax expense	245	317	133
Effective tax rate	21.3%	21.9%	19.8%
The effective tax rates for the periods presented above were decreased by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance (“BOLI”), and were increased by the nondeductibility of

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
FDIC premiums, certain executive compensation, and other fringe benefits. The effective tax rate for 2020 was further reduced by the proportional increase in nontaxable items and tax credits relative to a lower pretax book income, compared with 2021 and 2022. Additionally, investments in technology initiatives, low-income housing, and municipal securities during 2022, 2021, and 2020, generated tax credits and nontaxable income that benefited the effective tax rate for each respective year.
We had a net deferred tax asset (“DTA”) of $1.1 billion at December 31, 2022, compared with $0.1 billion at December 31, 2021. The increase in the net DTA was driven largely by the increase in unrealized losses in accumulated other comprehensive income (“AOCI”) associated with investment securities and derivative instruments, the capitalization of certain expenses for tax purposes, and the provision for credit losses during 2022.
We had no valuation allowance at December 31, 2022. See Note 20 of the Notes to Consolidated Financial Statements for more information about the factors that impacted our effective tax rate, significant components of our DTAs and deferred tax liabilities (“DTLs”), including our assessment regarding valuation allowances, and unrecognized tax benefits for uncertain tax positions.
Preferred Stock Dividends
Preferred stock dividends totaled $29 million in 2022 and 2021, and $34 million in 2020. The decrease in preferred dividends was due to the redemption of the outstanding shares of our Series H preferred stock during the second quarter of 2021. See further details in Note 14 of the Notes to Consolidated Financial Statements.
Business Segment Results
We manage our operations through seven affiliate banks located in different geographic markets, each with its own local branding and management team. These affiliate banks comprise our primary business segments and include: Zions Bank, California Bank & Trust (“CB&T”), Amegy Bank (“Amegy”), National Bank of Arizona (“NBAZ”), Nevada State Bank (“NSB”), Vectra Bank Colorado (“Vectra”), and The Commerce Bank of Washington (“TCBW”). We emphasize local authority, responsibility, and pricing, with customization of certain products (as applicable) to maximize customer satisfaction and strengthen community relations. Our affiliate banks are supported by an enterprise operating segment (referred to as the “Other” segment) that provides governance and risk management, allocates capital, establishes strategic objectives, and includes centralized technology, back-office functions, and certain lines of business not operated through our affiliate banks.
We allocate the cost of centrally provided services to the business segments based upon estimated or actual usage of those services. We also allocate capital based on the risk-weighted assets held at each business segment. We use an internal funds transfer pricing (“FTP”) allocation process to report results of operations for business segments. This process is subject to change and refinement over time. Where applicable, prior period amounts have been revised to reflect the impact of these changes had they been instituted for the periods presented. For more performance information related to our business segments, including the Other segment, see Note 22 of the Notes to Consolidated Financial Statements.
The following schedule summarizes selected financial information of our business segments. Ratios are calculated based on amounts in thousands.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 13
SELECTED SEGMENT INFORMATION

(Dollar amounts in millions)	Zions Bank			CB&T			Amegy
	2022	2021	2020	2022	2021	2020	2022	2021	2020
KEY FINANCIAL INFORMATION
Total average loans	$13,277	$13,198	$13,845	$13,129	$12,892	$12,366	$12,110	$12,189	$13,114
Total average deposits	24,317	23,588	18,370	16,160	15,796	13,763	15,735	15,496	12,970
Income before income taxes	387	380	295	314	405	182	311	362	178
CREDIT QUALITY
Provision for credit losses	$43	$(26)	$67	$49	$(78)	$120	$5	$(96)	$111
Net loan and lease charge-offs (recoveries)	29	—	27	3	—	15	3	2	49
Ratio of net charge-offs to average loans and leases	0.22%	—%	0.20%	0.02%	—%	0.12%	0.02%	0.02%	0.37%
Allowance for credit losses	$155	$142	$167	$122	$90	$158	$122	$128	$210
Ratio of allowance for credit losses to net loans and leases, at year-end	1.17%	1.08%	1.21%	0.93%	0.70%	1.28%	1.01%	1.05%	1.60%
Nonperforming assets	$36	$84	$97	$25	$41	$56	$59	$90	$131
Ratio of nonperforming assets to net loans and leases and other real estate owned	0.26%	0.65%	0.70%	0.18%	0.32%	0.43%	0.46%	0.77%	1.03%

(Dollar amounts in millions)	NBAZ			NSB			Vectra			TCBW
	2022	2021	2020	2022	2021	2020	2022	2021	2020	2022	2021	2020
KEY FINANCIAL INFORMATION
Total average loans	$4,911	$4,849	$5,099	$2,987	$3,015	$3,102	$3,632	$3,414	$3,401	$1,630	$1,569	$1,460
Total average deposits	8,035	7,288	5,771	7,436	6,691	5,427	4,109	4,386	3,637	1,571	1,537	1,256
Income before income taxes	111	126	75	76	89	11	55	67	24	45	41	28
CREDIT QUALITY
Provision for credit losses	$11	$(27)	$35	$4	$(35)	$37	$9	$(12)	$34	$1	$(3)	$7
Net loan and lease charge-offs (recoveries)	(1)	(1)	1	(2)	1	(1)	9	—	14	—	1	—
Ratio of net charge-offs to average loans and leases	(0.02)%	(0.02)%	0.02%	(0.07)%	0.03%	(0.03)%	0.25%	—%	0.41%	—%	0.06%	—%
Allowance for credit losses	$40	$38	$60	$27	$26	$59	$36	$37	$47	$9	$8	$11
Ratio of allowance for credit losses to net loans and leases, at year-end	0.81%	0.79%	1.18%	0.90%	0.86%	1.90%	0.99%	1.08%	1.38%	0.55%	0.51%	0.75%
Nonperforming assets	$6	$11	$17	$9	$24	$40	$14	$18	$19	$—	$1	$8
Ratio of nonperforming assets to net loans and leases and other real estate owned	0.12%	0.24%	0.34%	0.27%	0.85%	1.24%	0.36%	0.53%	0.56%	—%	0.06%	0.52%
Zions Bank
Zions Bank is headquartered in Salt Lake City, Utah, and conducts operations in Utah, Idaho, and Wyoming. If it were a separately chartered bank, it would be the second largest full-service commercial bank in Utah and the sixth largest in Idaho, as measured by domestic deposits in these states.
Zions Bank’s income before income taxes increased $7 million, or 2%, during 2022. The increase was due to a $108 million increase in net interest income, partially offset by a $69 million increase in the provision for credit losses, a $31 million increase in noninterest expense, and a $1 million decrease in noninterest income. The loan portfolio

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
increased $1.1 billion during 2022, including increases of $655 million, $369 million, and $68 million, in consumer, commercial, and CRE loans, respectively. The ratio of ACL to net loans and leases increased to 1.17% at December 31, 2022, compared with 1.08%. Nonperforming assets decreased $48 million, or 57%, from the prior year. Deposits decreased 19% in 2022.
California Bank & Trust
California Bank & Trust is headquartered in San Diego, California. If it were a separately chartered bank, it would be the 17th largest full-service commercial bank in California as measured by domestic deposits in the state.
CB&T’s income before income taxes decreased $91 million, or 22%, during 2022. The decrease was due to a $127 million increase in the provision for credit losses, and a $29 million increase in noninterest expense, partially offset by a $59 million increase in net interest income and a $6 million increase in noninterest income. The loan portfolio increased $937 million during 2022, including increases of $492 million, $361 million, and $84 million, in consumer, commercial, and CRE loans, respectively. The ratio of ACL to net loans and leases increased to 0.93% at December 31, 2022, compared with 0.70%. Nonperforming assets decreased $16 million, or 39%, from the prior year. Deposits decreased 10% in 2022.
Amegy Bank
Amegy Bank is headquartered in Houston, Texas. If it were a separately chartered bank, it would be the ninth largest full-service commercial bank in Texas as measured by domestic deposits in the state.
Amegy’s income before income taxes decreased $51 million, or 14%, during 2022. The decrease was due to a $101 million increase in the provision for credit losses, and an $18 million increase in noninterest expense, partially offset by a $51 million increase in net interest income and a $17 million increase in noninterest income. The loan portfolio increased $1.0 billion during 2022, including increases of $759 million and $322 million in commercial and consumer loans, respectively, and a decrease of $46 million in CRE loans. The ratio of ACL to net loans and leases decreased to 1.01% at December 31, 2022, compared with 1.05%. Nonperforming assets decreased $31 million, or 34%, from the prior year. Deposits decreased 14% in 2022.
National Bank of Arizona
National Bank of Arizona is headquartered in Phoenix, Arizona. If it were a separately chartered bank, it would be the fifth largest full-service commercial bank in Arizona as measured by domestic deposits in the state.
NBAZ’s income before income taxes decreased $15 million, or 12%, during 2022. The decrease was due to a $38 million increase in the provision for credit losses, and a $16 million increase in noninterest expense, partially offset by a $37 million increase in net interest income and a $2 million increase in noninterest income. The loan portfolio increased $484 million during 2022, including increases of $188 million, $170 million, and $126 million, in consumer, commercial, and CRE loans, respectively. The ratio of ACL to net loans and leases increased to 0.81% at December 31, 2022, compared with 0.79%. Nonperforming assets decreased $5 million, or 45%, from the prior year. Deposits decreased 8% in 2022.
Nevada State Bank
Nevada State Bank is headquartered in Las Vegas, Nevada. If it were a separately chartered bank, it would be the fifth largest full-service commercial bank in Nevada as measured by domestic deposits in the state.
NSB’s income before income taxes decreased $13 million, or 15%, during 2022. The decrease was due to a $39 million increase in the provision for credit losses, a $9 million increase in noninterest expense, and a $2 million decrease in noninterest income, partially offset by a $37 million increase in net interest income. The loan portfolio increased $467 million during 2022, including increases of $285 million, $93 million, and $89 million, in consumer, commercial, and CRE loans, respectively. The ratio of ACL to net loans and leases increased to 0.90% at December 31, 2022, compared with 0.86%. Nonperforming assets decreased $15 million, or 63%, from the prior year. Deposits decreased 5% in 2022.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
In July 2022, NSB purchased three Northern Nevada City National Bank branches and their associated deposit, credit card, and loan accounts. In addition to the three branches, the purchase included approximately $430 million in deposits and $95 million in commercial and consumer loans.
Vectra Bank Colorado
Vectra Bank Colorado is headquartered in Denver, Colorado. If it were a separately chartered bank, it would be the twelfth largest full-service commercial bank in Colorado as measured by domestic deposits in the state.
Vectra’s income before income taxes decreased $12 million, or 18%, during 2022. The decrease was due to a $21 million increase in the provision for credit losses, a $6 million increase in noninterest expense, and a $2 million decrease in noninterest income, partially offset by a $17 million increase in net interest income. The loan portfolio increased $533 million during 2022, including increases of $275 million, $131 million, and $127 million, in consumer, CRE, and commercial loans, respectively. The ratio of ACL to net loans and leases decreased to 0.99% at December 31, 2022, compared with 1.08%. Nonperforming assets decreased $4 million, or 22%, from the prior year. Deposits decreased 17% in 2022.
The Commerce Bank of Washington
The Commerce Bank of Washington is headquartered in Seattle, Washington, and operates in Washington under The Commerce Bank of Washington name and in Portland, Oregon, under The Commerce Bank of Oregon name. If it were a separately chartered bank, it would be the 22nd largest full-service commercial bank in Washington and the 35th largest in Oregon, as measured by domestic deposits in these states.
TCBW’s income before income taxes increased $4 million, or 10%, during 2022. The increase was due to a $10 million increase in net interest income, and a $1 million increase in noninterest income, partially offset by a $4 million increase in the provision for credit losses, and a $3 million increase in noninterest expense. The loan portfolio increased $153 million during 2022, including increases of $89 million and $83 million in CRE and commercial loans, respectively, partially offset by a decrease of $19 million in consumer loans. The ratio of ACL to net loans and leases increased to 0.55% at December 31, 2022, compared with 0.51%. Nonperforming assets decreased $1 million from the prior year. Deposits decreased 10% in 2022.
BALANCE SHEET ANALYSIS
Interest-earning Assets
Interest-earning assets are assets that have associated interest rates or yields, and generally consist of money market investments, securities, loans, and leases. We strive to maintain a high level of interest-earning assets relative to total assets. For more information regarding the average balances, associated revenue generated, and the respective yields of our interest-earning assets, see Schedule 6 on page 31.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
AVERAGE OUTSTANDING LOANS AND DEPOSITS
(at December 31)
Investment Securities Portfolio
We invest in securities to generate interest income and to actively manage liquidity and interest rate risk. Refer to the “Liquidity Risk Management” section on page 60 for additional information about how we manage our liquidity risk. See Note 3 and Note 5 of the Notes to Consolidated Financial Statements for more information on fair value measurements and the accounting for our investment securities portfolio. The following schedule presents the components of our investment securities portfolio.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 14
INVESTMENT SECURITIES PORTFOLIO

	December 31, 2022			December 31, 2021
(In millions)	Par Value	Amortized cost	Fair value	Par Value	Amortized cost	Fair value
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$100	$100	$93	$—	$—	$—
Agency guaranteed mortgage-backed securities [1]	12,921	10,621	10,772	—	—	—
Municipal securities	404	405	374	441	441	443
Total held-to-maturity	13,425	11,126	11,239	441	441	443
Available-for-sale
U.S. Treasury securities	555	557	393	155	155	134
U.S. Government agencies and corporations:
Agency securities	790	782	736	833	833	845
Agency guaranteed mortgage-backed securities	9,566	9,652	8,367	20,340	20,549	20,387
Small Business Administration loan-backed securities	691	740	712	867	938	912
Municipal securities	1,571	1,732	1,634	1,489	1,652	1,694
Other debt securities	75	75	73	75	75	76
Total available-for-sale	13,248	13,538	11,915	23,759	24,202	24,048
Total HTM and AFS investment securities	$26,673	$24,664	$23,154	$24,200	$24,643	$24,491
1 During the fourth quarter of 2022, we transferred approximately $10.7 billion fair value ($13.1 billion amortized cost) of mortgage-backed AFS securities to the HTM category to reflect our intent for these securities. The amortized cost basis of these securities does not include $2.4 billion of unrealized losses in AOCI that is amortized over the life of the securities. The amortization of the unrealized losses reported in AOCI will offset the effect of the accretion of the discount in interest income that is created by adjusting the amortized cost basis to the securities' fair value on the date of the transfer.
The amortized cost of total HTM and AFS investment securities increased $21 million during 2022. Approximately 8% and 11% of the total HTM and AFS investment securities portfolio had a variable-rate at December 31, 2022 and December 31, 2021, respectively.
At December 31, 2022, the AFS investment securities portfolio included approximately $290 million of net premium that was distributed across various security types. Total taxable-equivalent premium amortization for these investment securities was $103 million in 2022, compared with $118 million in 2021.
In addition to HTM and AFS securities, we also have a Trading securities portfolio of $465 million and $372 million, at December 31, 2022 and December 31, 2021, respectively, which is comprised primarily of municipal securities and money market sweep transactions for customers. Refer to the “Capital Management” section on page 65 and Note 5 of the Notes to Consolidated Financial Statements for more discussion regarding our investment securities portfolio and related unrealized gains and losses.
Municipal Investments and Extensions of Credit
We support our communities by providing products and services to state and local governments (“municipalities”), including deposit services, loans, and investment banking services. We also invest in securities issued by municipalities. Our municipal lending products generally include loans in which the debt service is repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule summarizes our total investments and extensions of credit to municipalities:
Schedule 15
MUNICIPAL INVESTMENTS AND EXTENSIONS OF CREDIT

	December 31,
(In millions)	2022	2021

Loans and leases	$4,361	$3,658
Held-to-maturity – municipal securities	405	441
Available-for-sale – municipal securities	1,634	1,694
Trading account – municipal securities	71	355
Unfunded lending commitments	406	280
Total	$6,877	$6,428
Our municipal loans and securities are primarily associated with municipalities located within our geographic footprint. The municipal loan and lease portfolio is primarily secured by general obligations of municipal entities. Other types of collateral also include real estate, revenue pledges, or equipment. At December 31, 2022, no municipal loans were on nonaccrual.
Municipal securities are internally graded, similar to loans, using risk-grading systems which vary based on the size and type of credit risk exposure. The internal risk grades assigned to our municipal securities follow our definitions of Pass, Special Mention, and Substandard, which are consistent with published definitions of regulatory risk classifications. At December 31, 2022, all municipal securities were graded as Pass. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans and securities.
Loan and Lease Portfolio
We focus on serving and creating value for our customers and communities by helping them achieve their potential, optimize their daily operations, create economic opportunities for them, and grow their business. We do this by providing a wide range of lending products to commercial customers, generally small- and medium-sized businesses. We also provide various retail lending products and services to consumers and small businesses. The following schedule presents the composition of our loan and lease portfolio.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 16
LOAN AND LEASE PORTFOLIO

	December 31, 2022		December 31, 2021
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$16,180	29.1%	$13,867	27.3%
PPP	197	0.4	1,855	3.6
Leasing	386	0.7	327	0.6
Owner-occupied	9,371	16.8	8,733	17.2
Municipal	4,361	7.8	3,658	7.2
Total commercial	30,495	54.8	28,440	55.9
Commercial real estate:
Construction and land development	2,513	4.5	2,757	5.4
Term	10,226	18.4	9,441	18.6
Total commercial real estate	12,739	22.9	12,198	24.0
Consumer:
Home equity credit line	3,377	6.1	3,016	5.9
1-4 family residential	7,286	13.1	6,050	11.9
Construction and other consumer real estate	1,161	2.1	638	1.3
Bankcard and other revolving plans	471	0.8	396	0.8
Other	124	0.2	113	0.2
Total consumer	12,419	22.3	10,213	20.1
Total loans and leases	$55,653	100.0%	$50,851	100.0%
Our loan and lease portfolio grew significantly during 2022. At December 31, 2022 and 2021, the ratio of loans and leases to total assets was 62% and 55%, respectively. The largest loan category was commercial and industrial loans, which constituted 29% and 27% of our total loan portfolio for the same time periods.
The loan and lease portfolio increased $4.8 billion, or 9%, to $55.7 billion at December 31, 2022. Excluding PPP loans, total loans and leases increased $6.5 billion, or 13%, to $55.5 billion. Loan growth was driven largely by increases of $2.3 billion in commercial and industrial loans, $1.2 billion in consumer 1-4 family residential mortgage loans, $0.8 billion in commercial real estate term loans, and $0.7 billion in municipal loans.
The following schedule presents the contractual maturity distribution of our loan and lease portfolio.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 17
LOAN AND LEASE PORTFOLIO BY CONTRACTUAL MATURITY

	December 31, 2022
(In millions)	One year or less	One year through five years	Five years through fifteen years	Over fifteen years	Total
Commercial:
Commercial and industrial	$9,019	$5,232	$1,897	$32	$16,180
PPP	—	197	—	—	197
Leasing	20	258	108	—	386
Owner-occupied	476	1,426	5,851	1,618	9,371
Municipal	407	524	2,521	909	4,361
Total commercial	9,922	7,637	10,377	2,559	30,495
Commercial real estate:
Construction and land development	1,202	1,232	28	51	2,513
Term	2,148	5,259	2,673	146	10,226
Total commercial real estate	3,350	6,491	2,701	197	12,739
Consumer:
Home equity credit line	101	16	242	3,018	3,377
1-4 family residential	50	36	183	7,017	7,286
Construction and other consumer real estate	1	1	19	1,140	1,161
Bankcard and other revolving plans	337	134	—	—	471
Other	11	73	40	—	124
Total consumer	500	260	484	11,175	12,419
Total loans and leases	$13,772	$14,388	$13,562	$13,931	$55,653
Our loans and leases have predetermined (fixed) or variable interest rates. The following schedule presents the interest rate composition of our loan and lease portfolio with a contractual maturity date over one year. For more information on our interest rate risk management, see “Interest Rate Risk” on page 56.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 18
LOAN AND LEASE PORTFOLIO WITH CONTRACTUAL MATURITIES OVER ONE YEAR BY INTEREST RATE TYPE

	December 31, 2022
	Loans with contractual maturities over one year
(In millions)	Predetermined (fixed) interest rates	Variable interest rates	Total
Commercial:
Commercial and industrial	$2,419	$4,742	$7,161
PPP	197	—	197
Leasing	366	—	366
Owner-occupied	3,345	5,550	8,895
Municipal	3,293	661	3,954
Total commercial	9,620	10,953	20,573
Commercial real estate:
Construction and land development	67	1,244	1,311
Term	1,662	6,416	8,078
Total commercial real estate	1,729	7,660	9,389
Consumer:
Home equity credit line	190	3,086	3,276
1-4 family residential	538	6,698	7,236
Construction and other consumer real estate	—	1,160	1,160
Bankcard and other revolving plans	3	131	134
Other	111	2	113
Total consumer	842	11,077	11,919
Total loans and leases	$12,191	$29,690	$41,881
Other Noninterest-bearing Investments
Other noninterest-bearing investments are equity investments that are held primarily for capital appreciation, dividends, or for certain regulatory requirements. The following schedule summarizes our related investments:
Schedule 19
OTHER NONINTEREST-BEARING INVESTMENTS

	December 31,		Amount change	Percent change
(Dollar amounts in millions)	2022	2021

Bank-owned life insurance	$546	$537	$9	2%
Federal Home Loan Bank stock	294	11	283	NM
Federal Reserve stock	68	81	(13)	(16)
Farmer Mac stock	19	19	—	—
SBIC investments	172	179	(7)	(4)
Other	31	24	7	29
Total other noninterest-bearing investments	$1,130	$851	$279	33%
Total other noninterest-bearing investments increased $279 million, or 33%, primarily due to a $283 million increase in FHLB stock. We are required to invest 4% of our FHLB borrowings in FHLB stock to maintain our borrowing capacity. The increase in FHLB stock was driven largely by increases in FHLB short-term borrowings during 2022 as a result of loan growth and declines in interest-bearing deposits.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Premises, Equipment, and Software
Net premises, equipment, and software increased $89 million, or 7%, primarily due to capitalized costs related to the construction of a new corporate technology center in Midvale, Utah, which was completed in July 2022, and a new corporate center for Vectra in Denver, Colorado, which was completed in January 2023.
We are also in the final phase of a three-phase project to replace our core loan and deposit banking systems, and are on track to convert our deposit servicing system in 2023. Capitalized costs associated with the core system replacement project are generally amortized over ten years, and are summarized in the following schedule.
Schedule 20
CAPITALIZED COSTS ASSOCIATED WITH THE CORE SYSTEM REPLACEMENT PROJECT

	December 31, 2022
(In millions)	Phase 1	Phase 2	Phase 3	Total

Total amount of capitalized costs, less accumulated amortization	$30	$55	$201	$286
Deposits
Deposits are our primary funding source. In recent years, we benefited from a significant influx of deposits, which was impacted by considerable fiscal and monetary policy decisions. Our strong liquidity position at the beginning of 2022 afforded us the ability to prioritize the quality of deposits over quantity. During 2022, with the withdrawal of stimulus by the federal government, our deposits declined to more normalized levels and remained above regulatory and internal Bank limits.
The following schedule presents our deposits by category and percentage of total deposits.
Schedule 21
DEPOSITS

	December 31, 2022		December 31, 2021
(Dollar amounts in millions)	Amount	% of total deposits	Amount	% of total deposits

Noninterest-bearing demand	$35,777	49.9%	$41,053	49.6%
Interest-bearing:
Savings and money market	33,566	46.9	40,114	48.4
Time	2,309	3.2	1,622	2.0
Total deposits	$71,652	100.0%	$82,789	100.0%
Total deposits decreased $11.1 billion, or 13%, in 2022, primarily due to decreases in larger-balance and more rate-sensitive, nonoperating deposits. Interest-bearing deposits decreased $5.9 billion, or 14%, and noninterest-bearing deposits decreased $5.3 billion, or 13%. Total deposits included $0.9 billion and $0.4 billion of brokered deposits for the same time periods. Total deposits at December 31, 2022 also included approximately $347 million in deposits associated with the purchase of three Northern Nevada City National Bank branches by NSB in July 2022.
Our deposit costs remained well controlled, reflecting the granularity of our deposit base and the extent of our noninterest-bearing deposits. We continue to actively manage our deposit base and associated deposit costs in response to the rising interest rate environment. We expect our deposit costs to increase over the near term in view of increased competition for low-cost funding sources. Nevertheless, we expect our overall cost of funds to remain low relative to our peers. See Notes 12 and 13 of the Notes to Consolidated Financial Statements and “Liquidity Risk Management” on page 60 for additional information on funding and borrowed funds.
Total time deposits that exceed the current FDIC insurance limit of $250,000 totaled $527 million and $563 million at December 31, 2022 and December 31, 2021, respectively. The estimated total amount of uninsured deposits, including related interest accrued and unpaid, was $38 billion and $49 billion at December 31, 2022 and December 31, 2021, respectively.

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
In support of management’s efforts, the Board has established certain committees to oversee our risk management processes. The Audit Committee oversees financial reporting risk, and the ROC oversees the other risk management processes. The ROC meets on a regular basis to monitor and review Enterprise Risk Management (“ERM”) activities. As required by its charter, the ROC provides oversight for various ERM activities and approves ERM policies and activities as detailed in the ROC charter.
We employ various strategies to reduce the risks to which our operations are exposed, including credit risk, market and interest rate risk, liquidity risk, strategic and business risk, operational risk, technology risk, cybersecurity risk, capital/financial reporting risk, legal/compliance risk (including regulatory risk), and reputational risk. These risks are overseen by various management committees of which the Enterprise Risk Management Committee is the focal point.
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
Credit policies, credit risk management, and credit examination functions inform and support the oversight of credit risk. Our credit policies emphasize strong underwriting standards and early detection of potential problem credits in order to develop and implement action plans on a timely basis to mitigate potential losses. These formal credit policies and procedures provide us with a framework for consistent underwriting and a basis for sound credit decisions at the local banking affiliate level. Policies include standards for sensitivity and scenario analyses that assess the resilience of the borrower, including the borrower’s ability to service the loan in a rising interest rate environment.
Our credit policies and practices are also designed to help manage potential risks, including those arising from environmental issues. Environmental risk related to our lending practices is primarily covered in our environmental credit policy and by our environmental subject matter experts and management. The extent of environmental due diligence performed by our environmental risk team is based on the risks identified at each property and the loan amount. The extension of credit to certain borrowers, or those connected with certain activities, may be restricted or require escalated approval, by policy, because of various environmental risks.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
quality, adequacy of documentation, appropriate loan risk-grading administration, and compliance with credit policies. Credit examinations related to the ACL are reported to both the Audit Committee and the ROC.
Our overall credit risk management strategy includes diversification of our loan portfolio. Our business activity is conducted primarily within the geographic footprint of our banking affiliates. We strive to avoid the risk of undue concentrations of credit in any particular industry, collateral type, location, or with any individual customer or counterparty. We have adopted and adhere to concentration limits on certain commercial industries, including leveraged lending, municipal lending, oil and gas-related lending, and various types of CRE lending, particularly construction and land development lending. Concentration limits are regularly monitored and revised as necessary.
Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the SBA, Federal Housing Authority, U.S. Department of Veterans Affairs, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At December 31, 2022, approximately $649 million of these loans were guaranteed, primarily by the SBA. The following schedule presents the composition of U.S. government agency guaranteed loans.
Schedule 22
U.S. GOVERNMENT AGENCY GUARANTEES

(Dollar amounts in millions)	December 31, 2022	Percent guaranteed	December 31, 2021	Percent guaranteed

Commercial	$753	83%	$2,410	95%
Commercial real estate	21	76	22	73
Consumer	5	100	5	100
Total loans	$779	83%	$2,437	94%
Commercial Lending
The following schedule provides information regarding lending exposures to certain industries in our commercial lending portfolio.
Schedule 23
COMMERCIAL LENDING BY INDUSTRY GROUP 1

	December 31, 2022		December 31, 2021
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Finance and insurance	$2,992	9.8%	$2,303	8.1%
Real estate, rental and leasing	2,802	9.2	2,536	8.9
Retail trade	2,751	9.0	2,412	8.5
Manufacturing	2,387	7.8	2,374	8.3
Healthcare and social assistance	2,373	7.8	2,349	8.2
Public Administration	2,366	7.8	1,959	6.9
Wholesale trade	1,880	6.2	1,701	6.0
Transportation and warehousing	1,464	4.8	1,273	4.5
Utilities [2]	1,418	4.6	1,446	5.1
Construction	1,355	4.4	1,456	5.1
Mining, quarrying, and oil and gas extraction	1,349	4.4	1,185	4.2
Educational services	1,302	4.3	1,163	4.1
Hospitality and food services	1,238	4.1	1,353	4.8
Other Services (except Public Administration)	1,041	3.4	1,213	4.2
Professional, scientific, and technical services	995	3.3	1,084	3.8
Other [3]	2,782	9.1	2,633	9.3
Total	$30,495	100.0%	$28,440	100.0%
1 Industry groups are determined by North American Industry Classification System (NAICS) codes.
2 Includes primarily utilities, power, and renewable energy.
3 At December 31, 2022, no other industry group individually exceeded 2.9%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Real Estate Loans
At December 31, 2022 and 2021, our CRE loan portfolio totaled $12.7 billion and $12.2 billion, representing approximately 23% and 24% of the total loan portfolio, respectively. The majority of our CRE loans are secured by real estate, which is primarily located within our geographic footprint.
At December 31, 2022, approximately 26% of the CRE loan portfolio matures in one year or less. Construction and land development loans generally mature in 18 to 36 months and contain full or partial recourse guarantee structures with one- to five-year extension options or roll-to-perm options that often result in term debt. Term CRE loans generally mature within a three- to seven-year period and consist of full, partial, and non-recourse guarantee structures. Typical term CRE loan structures include annually tested operating covenants that require loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value tests.
The following schedule provides information regarding lending exposures to certain collateral types in our commercial real estate lending portfolio.
Schedule 24
COMMERCIAL REAL ESTATE LENDING BY COLLATERAL TYPE

	December 31, 2022		December 31, 2021
(Dollar amounts in millions)	Amount	Percent	Amount	Percent
Commercial property
Multi-family	$3,068	24.1%	$2,835	23.2%
Industrial	2,509	19.7	1,997	16.4
Office	2,281	17.9	2,372	19.5
Retail	1,529	12.0	1,594	13.1
Hospitality	695	5.4	689	5.6
Land	276	2.2	249	2.0
Other [1]	1,728	13.5	1,792	14.7
Residential property
Single family	340	2.7	380	3.1
Land	75	0.6	33	0.3
Condo/Townhome	13	0.1	10	0.1
Other [1]	225	1.8	247	2.0
Total	$12,739	100.0%	$12,198	100.0%
1 Included in the total amount of the “Other” category was approximately $301 million and $440 million of unsecured loans at December 31, 2022 and 2021, respectively.
Underwriting on commercial properties is primarily based on the economic viability of the project with significant consideration given to the creditworthiness and experience of the sponsor. We generally require that the owner’s equity be injected prior to any advances. Re-margining requirements (required equity infusions upon a decline in value or cash flow of the collateral) are often included in the loan agreement along with guarantees of the sponsor.
Within the residential construction and development sector, many of the requirements previously mentioned, such as creditworthiness and experience of the developer, up-front injection of the developer’s equity, principal curtailment requirements, and the viability of the project are also important in underwriting a residential development loan. Consideration is given to the expected market acceptance of the product, location, strength of the developer, and the ability of the developer to stay within budget. Progress inspections by qualified independent inspectors are routinely performed before disbursing loan funds. Advance rates will vary based on the collateral, viability of the project, and the creditworthiness of the sponsor, with exceptions granted on a case-by-case basis.
Real estate appraisals are performed in accordance with regulatory guidelines and are validated independently of the loan officer and the borrower, generally by our internal appraisal review team. In some cases, reports from automated valuation services are used or internal evaluations are performed. A new appraisal or evaluation is required when a loan deteriorates to a certain level of credit weakness.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Loan agreements require regular financial information on the project and the sponsor in addition to lease schedules, rent rolls and, on construction projects, independent progress inspection reports. We monitor this financial information to ensure adherence to covenants set forth in the loan agreement.
The existence of a guarantee that improves the likelihood of repayment is taken into consideration when evaluating CRE loans for expected losses. If guarantor support is quantifiable and documented, it is considered in the potential cash flows and liquidity available for debt repayment. Our expected loss methodology also considers these sources of repayment. In general, we obtain and evaluate updated financial information for the guarantor as part of our determination to extend credit. The quality and frequency of financial reporting collected and analyzed varies depending on the contractual requirements for reporting, the size of the transaction, and the strength of the guarantor.
In the event of default, we pursue any and all available sources of repayment, including from collateral and guarantors. A number of factors are considered when deciding whether to pursue a guarantor, including, but not limited to, the value and liquidity of other sources of repayment (collateral), the financial strength and liquidity of the guarantor, possible statutory limitations, and the overall cost of pursuing a guarantee versus the amount we are likely to recover.
Consumer Loans
Residential Mortgages
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
Our 1-4 family residential mortgage loan portfolio increased $1.2 billion, or 20%, to $7.3 billion at December 31, 2022, primarily due to an increased demand for variable-rate mortgages, which we have retained as part of our overall interest rate risk management strategy.
Home Equity Credit Lines
We also originate home equity credit lines (“HECL”). At December 31, 2022 and 2021, the outstanding balance of our HECL portfolio totaled $3.4 billion and $3.0 billion, respectively. The following schedule presents the composition of our HECL portfolio by lien status.
Schedule 25
HECL PORTFOLIO BY LIEN STATUS

	December 31
(In millions)	2022	2021

Secured by first liens	$1,474	$1,503
Secured by second (or junior) liens	1,903	1,513
Total	$3,377	$3,016
At December 31, 2022, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value (“CLTV”) ratios above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral-value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high credit scores.
Approximately 91% of our HECL portfolio is still in the draw period, and about 18% of those loans are scheduled to begin amortizing within the next five years. We believe the risk of loss and borrower default in the event of a loan becoming fully amortizing and the effect of significant interest rate changes is minimal. The ratio of HECL net recoveries for the trailing twelve months to average balances at December 31, 2022 and 2021 was 0.03% and 0.01%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of our 1-4 family residential mortgage portfolio and our HECL portfolio.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned (“OREO”) or foreclosed properties. Nonperforming assets as a percentage of loans and leases and OREO decreased to 0.27% at December 31, 2022, compared with 0.53% at December 31, 2021.
Total nonaccrual loans at December 31, 2022 decreased to $149 million from $271 million, reflecting strong credit quality improvements across most of our loan portfolios. The balance of nonaccrual loans can decrease due to paydowns, charge-offs, and the return of loans to accrual status under certain conditions. If a nonaccrual loan is refinanced or restructured, the new note is immediately placed on nonaccrual. If a restructured loan performs under the new terms for at least a period of six months, the loan can be considered for return to accrual status. See “Restructured Loans” and Note 6 of the Notes to Consolidated Financial Statements for more information on nonaccrual loans. The following schedule presents our nonperforming assets and accruing loans past due 90 days or more.
Schedule 26
NONPERFORMING ASSETS

(Dollar amounts in millions)	December 31,
	2022	2021	2020	2019	2018
Nonaccrual loans:
Loans held for sale	$—	$—	$—	$—	$6
Commercial:
Commercial and industrial	56	124	140	110	82
PPP	7	3	—	—	—
Leasing	—	—	—	—	2
Owner-occupied	24	57	76	65	67
Municipal	—	—	—	—	1
Commercial real estate:
Term	14	20	31	16	38
Consumer:
Real estate	48	66	119	52	55
Other	—	1	1	—	1
Nonaccrual loans	149	271	367	243	252
Other real estate owned[1]:
Commercial:
Commercial properties	—	1	4	5	2
Developed land	—	—	—	1	—
Land	—	—	—	1	—
Residential:
1-4 family	—	—	—	1	2
Other real estate owned	—	1	4	8	4
Total nonperforming assets	$149	$272	$371	$251	$256
Accruing loans past due 90 days or more:
Commercial:	$5	$7	$2	$9	$7
Commercial real estate	—	—	8	—	1
Consumer	1	1	2	1	2
Total	$6	$8	$12	$10	$10
Ratio of nonaccrual loans to net loans and leases[2]	0.27%	0.53%	0.69%	0.50%	0.54%
Ratio of nonperforming assets to net loans and leases[2] and other real estate owned	0.27%	0.53%	0.69%	0.51%	0.55%
Ratio of accruing loans past due 90 days or more to net loans and leases[2]	0.01%	0.02%	0.02%	0.02%	0.02%
1 Does not include banking premises held for sale.
2 Includes loans held for sale.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Troubled Debt Restructured Loans
Loans may be modified in the normal course of business for competitive reasons or to strengthen our collateral position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which we have granted a concession that we would not otherwise consider, are classified as troubled debt restructurings (“TDRs”). At December 31, 2022 and 2021, TDRs totaled $235 million and $326 million, respectively. Modifications that qualified for applicable accounting and regulatory exemptions for borrowers experiencing financial difficulties exclusively related to the COVID-19 pandemic were not classified and reported as TDRs.
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
Schedule 27
ACCRUING AND NONACCRUING TROUBLED DEBT RESTRUCTURED LOANS

	December 31,
(In millions)	2022	2021	2020	2019	2018

Restructured loans – accruing	$197	$221	$198	$78	$112
Restructured loans – nonaccruing	38	105	113	75	90
Total	$235	$326	$311	$153	$202
In the periods following the calendar year in which a loan was restructured, a loan may no longer be reported as a TDR if it is accruing, is in compliance with its modified terms, and yields a market rate (as determined and documented at the time of the modification or restructure). See Note 6 of the Notes to Consolidated Financial Statements for additional information regarding TDRs.
Schedule 28
TROUBLED DEBT RESTRUCTURED LOANS ROLLFORWARD

(In millions)	2022	2021

Balance at beginning of year	$326	$311
New identified troubled debt restructuring and principal increases	68	235
Payments and payoffs	(131)	(117)
Charge-offs	(9)	(3)
No longer reported as troubled debt restructuring	(3)	(86)
Sales and other	(16)	(14)
Balance at end of year	$235	$326
Allowance for Credit Losses
The ACL includes the ALLL and the RULC. The ACL represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. To determine the adequacy of the allowance, our loan and lease portfolio is segmented based on loan type. The following schedules present the changes in and allocation of the ACL:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 29
CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

(Dollar amounts in millions)	2022	2021	2020	2019	2018

Loans and leases outstanding, on December 31,	$55,653	$50,851	$53,476	$48,709	$46,714
Average loans and leases outstanding:
Commercial - excluding PPP loans	28,500	25,014	25,193	24,990	23,333
Commercial - PPP loans	725	4,566	4,534	—	—
Commercial real estate	12,251	12,136	11,854	11,675	11,079
Consumer	11,122	10,267	11,435	11,600	11,013
Total average loans and leases outstanding	$52,598	$51,983	$53,016	$48,265	$45,425
Allowance for loan and lease losses:
Balance at beginning of year [1]	$513	$777	$497	$495	$518
Provision for loan losses	101	(258)	385	37	(39)
Charge-offs:
Commercial	72	35	113	57	46
Commercial real estate	—	—	1	4	5
Consumer	10	13	14	17	18
Total	82	48	128	78	69
Recoveries:
Commercial	32	29	14	25	68
Commercial real estate	—	3	—	6	9
Consumer	11	10	9	10	8
Total	43	42	23	41	85
Net loan and lease charge-offs	39	6	105	37	(16)
Balance at end of year	$575	$513	$777	$495	$495
Reserve for unfunded lending commitments:
Balance at beginning of year [1]	$40	$58	$29	$57	$58
Provision for unfunded lending commitments	21	(18)	29	2	(1)
Balance at end of year	$61	$40	$58	$59	$57
Total allowance for credit losses:
Allowance for loan and lease losses	$575	$513	$777	$495	$495
Reserve for unfunded lending commitments	61	40	58	59	57
Total allowance for credit losses	$636	$553	$835	$554	$552

Ratio of allowance for credit losses to net loans and leases, on December 31, [2]	1.14%	1.09%	1.56%	1.14%	1.18%
Ratio of allowance for credit losses to nonaccrual loans, on December 31,	427%	204%	228%	228%	224%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more, on December 31,	410%	198%	220%	220%	216%
Ratio of total net charge-offs to average total loans and leases [3]	0.07%	0.01%	0.20%	0.08%	(0.04)%
Ratio of commercial net charge-offs to average commercial loans	0.14%	0.02%	0.33%	0.13%	(0.09)%
Ratio of commercial real estate net charge-offs to average commercial real estate loans	0.00%	(0.02)%	0.01%	(0.02)%	(0.04)%
Ratio of consumer net charge-offs to average consumer loans	(0.01)%	0.03%	0.04%	0.06%	0.09%
1 Beginning balances at January 1, 2020 for the allowance for loan and lease losses and reserve for unfunded lending commitments do not agree to their respective ending balances at December 31, 2019 because of the adoption of the CECL accounting standard.
2 The ratio of allowance for credit losses to net loans and leases (ex-PPP loans), at December 31, 2022 and 2021 was 1.15% and 1.13%, respectively.
3 The ratio of total net charge-offs to average loans and leases (ex-PPP loans), at December 31, 2022 and 2021 was 0.08% and 0.01%, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 30
ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
	2022		2021		2020		2019		2018
(Dollar amounts in millions)	% of total loans	Allocation of ACL	% of total loans	Allocation of ACL	% of total loans	Allocation of ACL	% of total loans	Allocation of ACL	% of total loans	Allocation of ACL
Loan segment
Commercial	54.8%	$316	55.9%	$330	57.0%	$494	52.1%	$380	51.7%	$371
Commercial real estate	22.9	189	24.0	118	22.6	191	23.7	121	23.8	127
Consumer	22.3	131	20.1	105	20.4	150	24.2	53	24.5	54
Total	100.0%	$636	100.0%	$553	100.0%	$835	100.0%	$554	100.0%	$552
The total ACL increased $83 million during 2022, primarily due to loan growth and deterioration in economic scenarios, partially offset by improvements in credit quality. Due to the adoption of the current expected credit loss (“CECL”) standard in 2020, the ACL is not comparable to periods presented prior to that time.
The RULC, which represents a reserve for potential losses associated with off-balance sheet loan commitments, increased $21 million during 2022. The reserve is separately recorded on the consolidated balance sheet in “Other liabilities,” and any related increases or decreases in the reserve are recorded on the consolidated income statement in “Provision for unfunded lending commitments.”
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
Interest Rate Risk
Interest rate risk is one of the most significant risks to which we are regularly exposed. We strive to position the Bank for interest rate changes and manage the balance sheet sensitivity to reduce net interest income volatility. We generally have granular, stable deposit funding. Much of this funding has an indeterminate life with no maturity and can be withdrawn at any time. However, because most deposits come from household and business accounts, their duration is generally long, compared with the short duration of our loan portfolio. As such, we are naturally “asset-sensitive” — meaning that our assets are expected to reprice faster or more significantly than our liabilities. In previous interest rate environments, we have added (1) interest rate swaps to synthetically increase the duration of the loan portfolio, (2) longer-duration securities, and (3) longer-duration loans to reduce the asset sensitivity to a level where an increase in interest rates of 100 bps would result in a positive change in net interest income.
Asset sensitivity measures depend upon assumptions we use for deposit runoff and repricing behavior. As interest rates rise, we expect some customers to move balances from demand deposits to interest-bearing accounts such as money market, savings, or certificates of deposit. Our models are particularly sensitive to the assumption about the rate of such migration.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We also assume a correlation, referred to as a “deposit beta,” with respect to interest-bearing deposits, wherein the rates paid to customers change at a different pace when compared with changes in average benchmark interest rates. Generally, certificates of deposit are assumed to have a high correlation, while interest-bearing checking accounts are assumed to have a lower correlation. We anticipate that changes in deposit rates will lag changes in reference rates. Our modeled cost of total deposits for December 2023 is approximately 0.80% without the effect of additional Federal Reserve rate hikes. Additional rate hikes would be expected to result in further increases to the cost of total deposits.
Actual results may differ materially due to various factors, including the shape of the yield curve, competitive pricing, money supply, our credit worthiness, etc. We use our historical experience as well as industry data to inform our assumptions. The migration and correlation assumptions previously discussed result in deposit durations presented in the following schedule:
Schedule 31
DEPOSIT ASSUMPTIONS

	December 31, 2022		December 31, 2021
Product	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	3.6%	3.5%	3.6%	2.8%
Money market	2.3%	2.0%	1.7%	1.7%
Savings and interest-bearing	3.1%	2.8%	2.4%	2.2%
As the more rate-sensitive deposits have runoff, the effective duration of deposits has lengthened due to remaining deposits that are assumed to be less rate sensitive.
Additionally, we utilize derivatives to manage interest rate risk. The following schedule presents derivatives that are designated in qualifying hedging relationships at December 31, 2022. Included are the average outstanding derivative notional amounts for each period presented and the weighted average fixed-rate paid or received for each category of cash flow and fair value hedge. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the impact of these hedging relationships on interest income and expense.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 32
DERIVATIVES DESIGNATED IN QUALIFYING HEDGING RELATIONSHIPS

	2023				2024					2025	2026
(Dollar amounts in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter		Third Quarter	Fourth Quarter
Cash flow hedges
Cash flow asset hedges [1]
Average outstanding notional	$7,500	$7,033	$6,733	$6,433	$6,000	$5,666		$5,233	$4,733	$3,488	$2,033
Weighted-average fixed-rate received	1.76%	1.75%	1.71%	1.63%	1.53%	1.48%		1.41%	1.37%	1.48%	1.40%
	2023	2024	2025	2026	2027	2028		2029	2030	2031	2032
Fair value hedges
Fair value debt hedges [2]
Average outstanding notional	$500	$500	$500	$500	$500	$500		$500	$—	$—	$—
Weighted-average fixed-rate received	1.70%	1.70%	1.70%	1.70%	1.70%	1.70%		1.70%	—%	—%	—%
Fair value asset hedges [3]
Average outstanding notional	$827	$1,099	$1,212	$1,217	$1,213	$1,208		$1,203	$1,198	$1,192	$1,156
Weighted-average fixed-rate paid	1.65%	1.71%	1.74%	1.74%	1.74%	1.73%	1.73%	1.73%	1.73%	1.73%	1.72%
1 Cash flow asset hedges consist of receive-fixed swaps hedging pools of floating-rate loans.
2 Fair value debt hedges consist of receive-fixed swaps hedging fixed-rate debt. The $500 million fair value debt hedge matures at the end of July 2029.
3 Fair value asset hedges consist of pay-fixed swaps hedging fixed-rate AFS securities. Increasing notional amounts are due to forward starting swaps.
Incorporating the deposit assumptions and the impact of derivatives in qualifying hedging relationships previously discussed, the following schedule presents earnings at risk (“EaR”), or the percentage change in 12-month forward-looking net interest income, and our estimated percentage change in economic value of equity (“EVE”). Both EaR and EVE are based on a static balance sheet size under parallel interest rate changes ranging from -100 bps to +300 bps.
Schedule 33
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME AND CHANGE IN ECONOMIC VALUE OF EQUITY

	December 31, 2022					December 31, 2021
	Parallel shift in rates (in bps)[1]					Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300	-100	0	+100	+200	+300

Earnings at Risk (EaR)	(2.4)%	—%	2.4%	4.8%	7.1%	(5.2)%	—%	11.2%	22.7%	33.6%
Economic Value of Equity (EVE)	2.0%	—%	(1.1)%	(2.3)%	(3.7)%	20.9%	—%	0.8%	(0.5)%	(1.2)%
1 Assumes rates cannot go below zero in the negative rate shift.
The asset sensitivity, as measured by EaR, decreased during 2022, primarily due to (1) deposit runoff, (2) an increase in receive-fixed-rate swap notional, (3) an increase in the amount of fixed-rate securities, and (4) a higher level of “base-case” net interest income, which reduced the percentage change for the same modeled dollar change in net interest income.
For interest-bearing deposits with indeterminate maturity, the weighted average modeled beta is 26%. If the weighted average deposit beta were to increase to 35%, the EaR in the +100 bps rate shock would change from 2.4% to 1.3%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Latent interest rate sensitivity refers to future changes in net interest income based upon past rate movements that have yet to be fully recognized in revenue, but will be recognized over the near term. We expect latent sensitivity to reduce net interest income by approximately 1% at December 31, 2023, compared with December 31, 2022 (ex-PPP).
Emergent interest rate sensitivity refers to future changes in net interest income based upon future interest rate movements and is measured from the latent level of net interest income. If interest rates rise consistent with the forward curve at December 31, 2022, we expect emergent sensitivity to reduce net interest income by approximately 1% from the latent sensitivity level, for a cumulative 2% reduction in net interest income.
Our focus on business banking also plays a significant role in determining the nature of our asset-liability management posture. At December 31, 2022, $25.2 billion of our commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans, approximately 98% are tied to either the prime rate, London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), American Interbank Offered Rate (“AMERIBOR”), or Bloomberg Short-term Bank Yield (“BSBY”). For these variable-rate loans, we have executed $7.3 billion of cash flow hedges by receiving fixed rates on interest rate swaps. At December 31, 2022, we also had $3.6 billion of variable-rate consumer loans scheduled to reprice in the next six months. The impact on asset sensitivity from commercial or consumer loans with floors has become insignificant as rates have risen. See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
LIBOR Transition
LIBOR is being phased out globally, and banks are required to migrate to alternative reference rates no later than June 2023. To facilitate the transition process, we instituted an orderly enterprise-wide program to identify, assess, and monitor risks associated with the expected discontinuance or unavailability of LIBOR. This program included active engagement or involvement of senior management, the Enterprise Risk Management Committee, industry working groups, and our regulators.
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
At December 31, 2022, we had approximately $14.2 billion in loans (mainly commercial loans), unfunded lending commitments, and securities referencing LIBOR. The amount of borrowed funds referencing LIBOR at December 31, 2022 was less than $1 billion. These amounts exclude derivative assets and liabilities on the consolidated balance sheet. At December 31, 2022, the notional amount of our LIBOR-referenced interest rate derivative contracts was $8.4 billion, of which nearly all related to contracts with central counterparty clearinghouses.
We support our customers’ needs by accommodating various alternative reference rates, including the Constant Maturity Treasury (“CMT”) rate, the FHLB rate, SOFR, BSBY, the prime rate, and AMERIBOR. During 2022, a significant number of customers voluntarily migrated to an alternative reference rate. We expect the remaining

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
customers will move to an alternative rate index in accordance with the relevant fallback provisions in their contracts prior to June 2023. Under the Adjustable Interest Rate (LIBOR) Act of 2022, the Federal Reserve identified benchmark replacement rates for LIBOR contracts lacking fallback provisions with a clearly defined or practical replacement benchmark rate. Where applicable, these replacement rates will be used.
For more information on the transition from LIBOR, see related risk factors on page 13.
Market Risk — Fixed Income
We underwrite municipal and corporate securities. We also trade municipal, agency, and U.S. Treasury securities. This underwriting and trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed-income securities.
At December 31, 2022 and 2021, we had $465 million and $372 million of trading assets, and $187 million and $254 million of securities sold, not yet purchased, respectively. We are exposed to market risk through changes in fair value. This includes market risk for interest rate swaps used to hedge interest rate risk.
Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During 2022, the after-tax change in AOCI attributable to AFS securities decreased $2.7 billion, compared with a $336 million decrease during 2021, due largely to increases in benchmark interest rates. See Note 5 of the Notes to Consolidated Financial Statements for further information regarding the accounting for investment securities.
As discussed in the Net Interest Income and NIM section above, our deposit costs remained well controlled, reflecting the granularity of our deposit base and the extent of our noninterest-bearing deposits. This funding advantage is more pronounced in a rising interest rate environment, creating meaningful economic value that is not fully reflected on our balance sheet since deposits and related intangible assets are not recorded at fair value for accounting purposes.
Market Risk — Equity Investments
Through our equity investment activities, we own equity securities that are publicly traded. In addition, we own equity securities in governmental entities and companies, e.g., Federal Reserve Bank and the FHLB, that are not publicly traded. Equity investments may be accounted for at cost less impairment and adjusted for observable price changes, fair value, the equity method, or full consolidation methods of accounting, depending on our ownership position and degree of influence over the investees’ business. Regardless of the accounting method, the value of our investment is subject to fluctuation. Because the fair value of these securities may fall below the cost at which we acquired them, we are exposed to the possibility of loss. Equity investments in private and public companies are evaluated, monitored, and approved by members of management in our Equity Investments Committee and Securities Valuation Committee.
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds as a strategy to provide beneficial financing, growth, and expansion opportunities to diverse businesses generally in communities within our geographic footprint. Our equity exposure to these investments was approximately $172 million and $179 million at December 31, 2022 and 2021, respectively. On occasion, some of the companies within our SBIC investments may issue an initial public offering (“IPO”). In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce additional market risk. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the valuation of our SBIC investments.
Liquidity Risk Management
Overview
Liquidity refers to our ability to meet our cash, contractual, and collateral obligations, and to manage both expected and unexpected cash flows without adversely impacting our operations or financial strength. Sources of liquidity include deposits, borrowings, equity, and unencumbered assets, such as marketable loans and investment securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Overseeing liquidity management is the responsibility of ALCO, which implements a Board-approved corporate Liquidity Policy. This policy addresses monitoring and maintaining adequate liquidity, diversifying funding positions, and anticipating future funding needs. The policy also includes liquidity ratio guidelines, such as a 30-day liquidity coverage ratio, that are used to monitor our liquidity positions as well as our various stress test and liquid asset measurements. We perform liquidity stress tests and assess our portfolio of highly liquid assets (sufficient to cover 30-day funding needs under stress scenarios). Our AFS investment securities are primarily held as a source of contingent liquidity. We target securities that can be readily turned into cash through repurchase agreements or sales. We manage our short-term funding needs through secured borrowing with securities pledged as collateral. At December 31, 2022, our investment securities portfolio of $23.5 billion and cash and money market investments of $4.4 billion, collectively comprised 31% of total assets.
Our Treasury group, under the direction of the Corporate Treasurer, manages our liquidity and funding, with oversight by ALCO. The Treasurer is responsible for recommending changes to existing funding plans and our policies related to liquidity and funding. These recommendations are submitted for approval to ALCO, and changes to the policies are also approved by the ERMC and the Board. We have adopted policy limits that govern liquidity risk. The policy requires us to maintain a buffer of highly liquid assets sufficient to cover cash outflows in the event of a severe liquidity crisis. We complied with this policy throughout 2022.
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
Liquidity Management Actions
Our consolidated cash, interest-bearing deposits held as investments, federal funds sold, and securities purchased under agreements to resell totaled $4.4 billion at December 31, 2022, compared with $13.0 billion at December 31, 2021. During 2022, the primary sources of cash came from an increase in short-term funds borrowed, a decrease in money market investments, and net cash provided by operating activities. Uses of cash during the same period included primarily an increase in loans and leases, an increase in investment securities, and the redemption of long-term debt.
Total deposits were $71.7 billion at December 31, 2022, compared with $82.8 billion at December 31, 2021. The $11.1 billion decrease during 2022 was a result of a $5.3 billion and $6.5 billion decrease in noninterest-bearing demand deposits and savings and money market deposits, respectively, partially offset by a $0.7 billion increase in time deposits. Our core deposits, consisting of noninterest-bearing demand deposits, savings and money market deposits, and time deposits under $250,000, were $70.3 billion at December 31, 2022, compared with $81.9 billion at December 31, 2021.
At December 31, 2022, maturities of our long-term senior and subordinated debt ranged from June 2023 to October 2029. In February 2022, we redeemed $290 million of the 4-year, 3.35% senior notes.
Our cash payments for interest, reflected in operating expenses, increased to $160 million during 2022, from $81 million during 2021, primarily due to higher interest rates paid on deposits and borrowed funds and an increased balance of fed funds and other short-term borrowings. Additionally, we paid approximately $269 million of dividends on preferred and common stock during 2022, compared with $263 million during 2021. Dividends paid

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
per common share were $1.58 in 2022, compared with $1.44 in 2021. In January 2023, the Board approved a quarterly common dividend of $0.41 per share.
General financial market and economic conditions impact our access to, and cost of, external financing. Access to funding markets is also directly affected by the credit ratings received from various rating agencies. The ratings not only influence the costs associated with borrowings, but can also influence the sources of the borrowings. All of the credit rating agencies rate our debt at an investment-grade level. During 2022, Moody’s improved its credit rating and upgraded its outlook. The following schedule presents our credit ratings.
Schedule 34
CREDIT RATINGS

as of January 31, 2023:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

Kroll	Positive	A-	BBB+	K2
S&P	Stable	BBB+	BBB	NR
Fitch	Stable	BBB+	BBB	F1
Moody's	Stable	Baa1	NR	NR
The FHLB system and Federal Reserve Banks have been, and continue to be, a significant source of additional liquidity and funding. We are a member of the FHLB of Des Moines, which allows member banks to borrow against eligible loans and securities to satisfy liquidity and funding requirements. We are required to invest in FHLB and Federal Reserve stock to maintain our borrowing capacity. At December 31, 2022, our total investment in FHLB and Federal Reserve stock was $294 million and $68 million, respectively, compared with $11 million and $81 million at December 31, 2021.
The amount available for additional FHLB and Federal Reserve borrowings was approximately $13.4 billion at December 31, 2022, compared with $18.3 billion at December 31, 2021. Loans with a carrying value of approximately $27.6 billion at December 31, 2022 have been pledged at the FHLB of Des Moines and the Federal Reserve as collateral for current and potential borrowings, compared with $26.8 billion at December 31, 2021. At December 31, 2022, we had $7.1 billion of short-term FHLB borrowings outstanding and no Federal Reserve borrowings outstanding, compared with no FHLB or Federal Reserve borrowings outstanding at December 31, 2021.
Total borrowed funds increased by $9.2 billion during 2022, driven by increases in short-term borrowings as a result of loan growth and declines in interest-bearing deposits. These increases were partially offset by a decrease in long-term debt, primarily due to the redemption of senior notes during the first quarter of 2022.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Contractual Obligations
The following schedule summarizes our contractual obligations at December 31, 2022.
Schedule 35
CONTRACTUAL OBLIGATIONS

(In millions)	One year or less	Over one year through three years	Over three years through five years	Over five years	Indeterminable maturity [1]	Total

Deposits	$2,038	$209	$61	$1	$69,343	$71,652
Unfunded lending commitments	7,654	9,217	2,949	9,808	—	29,628
Standby letters of credit:
Financial	667	—	—	—	—	667
Performance	184	—	—	—	—	184
Commercial letters of credit	11	—	—	—	—	11
Mortgage-backed security purchase agreements [2]	23	—	—	—	—	23
Commitments to make venture and other noninterest-bearing investments [3]	—	—	—	—	77	77
Federal funds and other short-term borrowings	10,417	—	—	—	—	10,417
Long-term debt [4]	128	—	—	587	—	715
Operating leases	47	67	39	73	—	226
Total contractual obligations	$21,169	$9,493	$3,049	$10,469	$69,420	$113,600
1 Indeterminable maturity deposits include noninterest-bearing demand, savings, and money market deposits.
2 Represents agreements with Farmer Mac to purchase securities backed by certain agricultural mortgage loans.
3 Commitments to make venture and other noninterest-bearing investments do not have defined maturity dates. They are due upon demand and may be drawn immediately. Therefore, these commitments are shown as having indeterminable maturities.
4 The values presented do not reflect the associated hedges.
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
Operational, Technology, and Cybersecurity Risk Management
Operational Risk Management
Operational risk is the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. ERM assists employees, management, and the Board with assessing, measuring, managing, and monitoring this risk in accordance with our Risk Management Framework. For example, we have documented control self-assessments related to financial reporting under the 2013 framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and the FDICIA.
We have instituted a number of measures to manage our operational risk, including, but not limited to: (1) transactional documentation requirements; (2) systems and procedures to monitor transactions and positions; (3) systems and procedures to detect and mitigate attempts to commit fraud, penetrate our systems or telecommunications, access customer data, or deny normal access to those systems to our legitimate customers; (4)

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
regulatory compliance reviews; and (5) periodic reviews by our Compliance Risk Management, Internal Audit, Operational Risk Management, and Credit Examination departments. Reconciliation procedures have been established to ensure that data processing systems consistently and accurately capture critical data. In addition, the Data Governance department provides additional oversight of data integrity and data availability. Further, we maintain disaster recovery and business continuity plans for operational support in the event of natural or other disasters. We also mitigate certain operational risks through the purchase of insurance, including errors and omissions and professional liability insurance.
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
Technology Risk Management
Technology risk is the risk of adverse impact to business operations and customers due to reduced or denied availability or inadequate value delivery caused by technology-related assets, infrastructure, strategy or processes. We make significant investments to enhance our technology capabilities and to mitigate the risk from outdated and unsupported technologies (technical debt). This includes updating core banking systems, as well as introducing new digital customer-facing capabilities. Technology projects, initiatives, and operations are governed by a change management framework that assesses the activities and risk within our business processes to limit disruption and resource constraints. New, expanded, or modified products and services, as well as new lines of business, change initiative status, and other risks are regularly reviewed and approved by the Change, Initiatives, and Technology Committee. This Committee includes, among other senior executives, the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Information Officer, and Chief Risk Officer. Initiative risk and change impact from the framework are reported to the ROC.
Technology governance is also in place at the operational level within our Enterprise and Technology Operations (“ETO”) division to help ensure safety, soundness, operational resiliency, and compliance with our technology and cybersecurity policy requirements. ETO management teams participate in enterprise architecture review boards and technology risk councils to address such issues as enterprise standards compliance and strategic alignment, cybersecurity vulnerability management, end-of-life, audit, risk and compliance issue management, and asset management. Thresholds are defined to escalate risks in these areas to the attention of the ROC and ERMC committees as appropriate.
Cybersecurity Risk Management
Cybersecurity risk is the risk of adverse impacts to the confidentiality, integrity and availability of data owned, stored or processed by the Bank. The number and sophistication of attempts to disrupt or penetrate our systems, and those of our suppliers — sometimes referred to as hacking, cybersecurity fraud, cyberattacks, or other similar names — continues to grow. To combat the ever-increasing sophistication of cyberattacks, we are continually improving methods for detecting and preventing attacks. We have implemented policies and procedures, benchmarked to industry, regulatory, and cybersecurity frameworks (e.g., National Institute of Standards and Technology), developed specific training for our employees, monitored threats through our Cybersecurity Operations Center, and

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
have elevated our oversight and internal reporting to the Board and relevant committees. Further, we regularly engage independent third-party cybersecurity experts to test for vulnerabilities in our environment. We also conduct our own internal simulations and tabletop exercises as well as participate in financial sector-specific exercises. We have engaged consultants at both the strategic level and at the technology implementation level to assist us in better managing this critical risk. Cybersecurity defense and improving our resiliency against cybersecurity threats remain a key focus of our Board and all levels of management.
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
Schedule 36
SHAREHOLDERS' EQUITY

(Dollar amounts in millions)	December 31, 2022	December 31, 2021	Amount change	Percent change
Shareholders’ equity:
Preferred stock	$440	$440	$—	—%
Common stock and additional paid-in capital	1,754	1,928	(174)	(9)
Retained earnings	5,811	5,175	636	12
Accumulated other comprehensive income	(3,112)	(80)	(3,032)	NM
Total shareholders' equity	$4,893	$7,463	$(2,570)	(34)%
Total shareholders’ equity decreased $2.6 billion, or 34% to $4.9 billion at December 31, 2022. A $636 million increase in retained earnings was offset by significant decreases in AOCI and common stock and additional paid-in capital.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
AOCI decreased $3.0 billion, primarily due to the decline in the fair value of fixed-rate AFS securities as a result of increases in benchmark interest rates. Absent any sales or credit impairment of these securities, the unrealized losses will not be recognized in earnings. We do not intend to sell any securities with unrealized losses. Although changes in AOCI are reflected in shareholders’ equity, they are excluded from regulatory capital, and therefore do not impact our regulatory ratios. We have excluded the impact of AOCI from certain non-GAAP financial measures, such as tangible common equity and related measures. See “Non-GAAP Financial Measures” on page 70 for further information. Refer also to Note 5 of the Notes to Consolidated Financial Statements for more discussion on our investment securities portfolio and related unrealized gains and losses.
Common stock and additional paid-in capital decreased $174 million, primarily due to common stock repurchases.
Capital Management Actions
Common shares outstanding decreased 3.0 million in 2022, due to common stock repurchases. During 2022, we repurchased 3.6 million common shares outstanding for $200 million, compared with 13.5 million common shares repurchased for $800 million during 2021. In January 2023, the Board approved a plan to repurchase up to $50 million of common shares outstanding during the first quarter of 2023. In February 2023, we repurchased 946,644 common shares outstanding for $50 million at an average price of $52.82.
Schedule 37
CAPITAL DISTRIBUTIONS

(In millions, except share data)	2022	2021
Capital distributions:
Preferred dividends paid	$29	$29
Bank preferred stock redeemed	—	126
Total capital distributed to preferred shareholders	29	155
Common dividends paid	240	232
Bank common stock repurchased [1]	202	800
Total capital distributed to common shareholders	442	1,032
Total capital distributed to preferred and common shareholders	$471	$1,187
Weighted average diluted common shares outstanding (in thousands)	150,271	160,234
Common shares outstanding, at year-end (in thousands)	148,664	151,625
1 Includes amounts related to the common shares acquired from our publicly announced plans and those acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options.
Under the OCC’s “Earnings Limitation Rule,” our dividend payments are restricted to an amount equal to the sum of the total of (1) our net income for that year, and (2) retained earnings for the preceding two years, unless the OCC approves the declaration and payment of dividends in excess of such amount. As of January 1, 2023, we had $1.8 billion of retained net profits available for distribution.
We paid dividends on preferred stock of $29 million in both 2022 and 2021. The common stock dividend was $0.41 per share during the second half of 2022, compared with $0.38 during the first half of 2022. We paid common dividends of $240 million in 2022, compared with $232 million in 2021. In January 2023, the Board declared a quarterly dividend of $0.41 per common share payable on February 23, 2023, to shareholders of record on February 16, 2023.
Basel III
We are subject to Basel III capital requirements to maintain adequate levels of capital as measured by several regulatory capital ratios. At December 31, 2022, we exceeded all capital adequacy requirements under the Basel III capital rules. Based on our internal stress testing and other assessments of capital adequacy, we believe we hold

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
capital sufficiently in excess of internal and regulatory requirements for well-capitalized banks. The following schedule presents our capital and other performance ratios.
Schedule 38
CAPITAL RATIOS

	December 31, 2022	December 31, 2021	December 31, 2020

Average equity to average assets	6.6%	9.0%	10.0%
Return on average common equity	16.0%	14.9%	7.2%
Return on average tangible common equity[1]	13.9%	17.8%	8.8%
Tangible equity ratio[1]	7.6%	7.1%	8.2%
Tangible common equity ratio[1]	7.1%	6.6%	7.5%
Basel III risk-based capital ratios:
Common equity tier 1 capital	9.8%	10.2%	10.8%
Tier 1 risk-based	10.5%	10.9%	11.8%
Total risk-based	12.2%	12.8%	14.1%
Tier 1 leverage	7.7%	7.2%	8.3%
1 See “Non-GAAP Financial Measures” on page 70 for more information regarding these ratios.
Our regulatory Tier 1 risk-based capital and total risk-based capital were $6.9 billion and $8.1 billion at December 31, 2022, compared with $6.5 billion and $7.7 billion, respectively, at December 31, 2021. See the “Supervision and Regulation” section on page 6 and Note 15 of the Notes to Consolidated Financial Statements for more information about Basel III capital requirements.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Note 1 of the Notes to Consolidated Financial Statements contains a summary of our significant accounting policies. Certain accounting policies that we consider critical are described below because their related balances and estimates are significant to the financial statements. Any changes to these amounts, including changes in estimates, may also be significant to the financial statements. We believe that an understanding of these policies, along with the related estimates we are required to make in recording our financial transactions, is important to have a complete picture of our financial condition. Additionally, in making these estimates, we are required to make complex and subjective judgments, many of which include a high degree of uncertainty. We discuss these critical accounting policies and related estimates below.
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
Allowance for Credit Losses
The ACL includes the ALLL and the RULC and represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. The ACL for our AFS and HTM debt securities portfolio is estimated separately from loans and is not reflected separately on the consolidated balance sheet due to immateriality. The ACL for debt securities was less than $1 million at both December 31, 2022 and 2021.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The ACL may change significantly each period because the ACL is subject to economic forecasts that may change materially from period to period. Although we believe that our methodology for determining an appropriate level for the ACL adequately addresses the various components that could potentially result in credit losses, the processes and their elements include features that may be susceptible to significant change. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses.
The ACL is calculated based on quantitative models and management’s qualitative judgment based on many factors over the life of loan. The primary assumptions of the quantitative model are the economic forecast, the length of the reasonable and supportable forecast period, the length of the reversion period, prepayment rates, and the credit quality of the portfolio. The quantitative ACL estimate is a probability-weighted amount based on losses under multiple economic scenarios that reflect optimistic, baseline, and stressed economic conditions. Management uses qualitative judgment to adjust standard probability weights to more closely reflect management’s assessments of current conditions and reasonable and supportable forecasts.
If the ACL was evaluated on the baseline economic scenario rather than probability weighting multiple scenarios, the quantitatively determined amount of the ACL at December 31, 2022 would decrease by approximately $86 million. Additionally, if the probability of default risk-grade for all pass-graded loans was immediately downgraded one grade on our internal risk-grading scale, the quantitatively determined amount of the ACL at December 31, 2022 would increase by approximately $52 million. These sensitivity analyses are hypothetical and have been provided only to indicate the potential impact that changes in economic forecasts and changes in risk-grades may have on the ACL estimate. See Note 6 of the Notes to Consolidated Financial Statements for more information on the processes and methodologies used to estimate the ACL.
Fair Value Estimates
We measure certain of our assets and liabilities at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. To increase consistency and comparability in fair value measurements, generally accepted accounting principles (“GAAP”) has established a three-level hierarchy to prioritize the valuation inputs among (1) observable inputs that reflect quoted prices in active markets, (2) inputs other than quoted prices with observable market data, and (3) unobservable data such as our own data.
When observable market prices are not available, fair value is estimated using modeling techniques such as discounted cash flow analysis. These modeling techniques use assumptions that market participants would consider in pricing the asset or the liability.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
AFS securities are valued using several methodologies, which depend on the nature of the security, availability of current market information, and other factors. AFS securities in an unrealized loss position are formally reviewed on a quarterly basis for the presence of credit impairment. If we have the intent to sell an identified security, or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, we first recognize an identified impairment. If we do not have the intent to sell a security, and it is more likely than not that we will not be required to sell a security prior to recovery of its amortized cost basis, then we determine whether there is any impairment attributable to credit-related factors. Credit-related impairment is recognized as an allowance. Full or partial write-offs of an AFS security are recorded in the period in which the security is deemed to be uncollectible.
While certain of our assets and liabilities are measured at fair value, such as our AFS securities, the majority of our assets and liabilities are not adjusted for changes in fair value. This asymmetrical accounting creates volatility in AOCI and equity.
Notes 1, 3, 5, 7, and 10 of the Notes to Consolidated Financial Statements and the “Investment Securities Portfolio” on page 42 contain further information regarding the use of fair value estimates.
Goodwill
Goodwill is recorded at fair value in the financial statements of a reporting unit at the time of its acquisition and is subsequently evaluated at least annually for impairment in accordance with current accounting standards.
We perform an evaluation during the fourth quarter of each year, or more frequently if events or circumstances indicate that the carrying value of any of our reporting units, inclusive of goodwill, is less than fair value. We may elect to perform a qualitative analysis to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the carrying amount is more likely than not to exceed its fair value, additional quantitative analysis is performed to determine the amount of goodwill impairment. If the fair value is less than the carrying value, an impairment is recorded for the difference. Goodwill impairment does not impact our regulatory capital ratios or tangible common equity ratio.
To determine the fair value of a reporting unit, we use (1) a market method that incorporates comparable publicly traded commercial banks along with data related to recent comparable merger and acquisition activity, and (2) an income method that consists of a discounted present value of management’s estimates of future cash flows.
Critical assumptions used as part of these methods generally include:
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
•The relative weight given to the valuations derived by the two methods described previously; and
•The control premium associated with reporting units.
Since estimates are an integral part of the impairment test calculations, changes in these estimates could have a significant impact on our reporting units’ fair value and the goodwill impairment amount, if any. Estimates include

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
economic conditions, which impact the assumptions related to interest and growth rates, loss rates, and imputed cost of equity capital. Additional factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, loan losses, changes in growth trends, cost structures and technology, changes in equity market values and merger and acquisition valuations, and changes in industry conditions.
During the fourth quarter of 2022, we performed our annual goodwill impairment evaluation, effective October 1, 2022. Based on our evaluation, we determined that none of our reporting units were impaired.
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Note 2 of the Notes to Consolidated Financial Statements discusses recently issued accounting pronouncements that we are, or will be, required to adopt. Also described is our expectation of the impact these new accounting pronouncements will have, to the extent they are material, on our financial condition or results of operations.
NON-GAAP FINANCIAL MEASURES
This Form 10-K presents non-GAAP financial measures, in addition to GAAP financial measures. The adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are presented in the following schedules. We consider these adjustments to be relevant to ongoing operating results and provide a meaningful basis for period-to-period comparisons. We use these non-GAAP financial measures to assess our performance and financial position. We believe that presenting these non-GAAP financial measures permits investors to assess our performance on the same basis as that applied by our management and the financial services industry.
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
Tangible Common Equity and Related Measures
Tangible common equity and related measures are non-GAAP measures that exclude the impact of intangible assets and their related amortization and accumulated other comprehensive income or loss. We believe these non-GAAP measures provide useful information about our use of shareholders’ equity and provide a basis for evaluating the performance of a business more consistently, whether acquired or developed internally.
Schedule 39
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Year Ended December 31,
(Dollar amounts in millions)		2022	2021	2020

Net earnings applicable to common shareholders (GAAP)		$878	$1,100	$505
Adjustments, net of tax:
Amortization of core deposit and other intangibles		1	1	—
Net earnings applicable to common shareholders, net of tax	(a)	$879	$1,101	$505
Average common equity (GAAP)		$5,472	$7,371	$7,050
Average goodwill and intangibles		(1,022)	(1,015)	(1,015)
Average accumulated other comprehensive loss (income), net of tax		1,863	(164)	(270)
Average tangible common equity (non-GAAP)	(b)	$6,313	$6,192	$5,765
Return on average tangible common equity (non-GAAP)	(a/b)	13.9%	17.8%	8.8%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 40
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		December 31,
		2022	2021	2020

Total shareholders’ equity (GAAP)		$4,893	$7,463	$7,886
Goodwill and intangibles		(1,065)	(1,015)	(1,016)
Accumulated other comprehensive loss (income), net of tax		3,112	80	(325)
Tangible equity (non-GAAP)	(a)	6,940	6,528	6,545
Preferred stock		(440)	(440)	(566)
Tangible common equity (non-GAAP)	(b)	$6,500	$6,088	$5,979
Total assets (GAAP)		$89,545	$93,200	$81,479
Goodwill and intangibles		(1,065)	(1,015)	(1,016)
Accumulated other comprehensive loss (income), net of tax		$3,112	$80	$(325)
Tangible assets (non-GAAP)	(c)	$91,592	$92,265	$80,138
Common shares outstanding (in thousands)	(d)	148,664	151,625	164,090
Tangible equity ratio (non-GAAP)	(a/c)	7.6%	7.1%	8.2%
Tangible common equity ratio (non-GAAP)	(b/c)	7.1%	6.6%	7.5%
Tangible book value per common share (non-GAAP)	(b/d)	$43.72	$40.15	$36.44
Efficiency Ratio and Adjusted Pre-Provision Net Revenue
The efficiency ratio is a measure of operating expense relative to revenue. We believe the efficiency ratio provides useful information regarding the cost of generating revenue. We make adjustments to exclude certain items that are not generally expected to recur frequently, as identified in the subsequent schedule, which we believe allow for more consistent comparability across periods. Adjusted noninterest expense provides a measure as to how we are managing our expenses. Adjusted pre-provision net revenue enables management and others to assess our ability to generate capital. Taxable-equivalent net interest income allows us to assess the comparability of revenue arising from both taxable and tax-exempt sources.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Schedule 41
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

(Dollar amounts in millions)		2022	2021	2020

Noninterest expense (GAAP)	(a)	$1,878	$1,741	$1,704
Adjustments:
Severance costs		1	1	1
Other real estate expense, net		1	—	1
Amortization of core deposit and other intangibles		1	1	—
Restructuring costs		—	—	1
Pension termination-related expense (income) [1]		—	(5)	28
SBIC investment success fee accrual [2]		(1)	7	—
Total adjustments	(b)	2	4	31
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$1,876	$1,737	$1,673

Net interest income (GAAP)	(d)	$2,520	$2,208	$2,216
Fully taxable-equivalent adjustments	(e)	37	32	28
Taxable-equivalent net interest income (non-GAAP)	(d+e)=(f)	2,557	2,240	2,244
Noninterest income (GAAP)	(g)	632	703	574
Combined income (non-GAAP)	(f+g)=(h)	3,189	2,943	2,818
Adjustments:
Fair value and nonhedge derivative gain (loss)		16	14	(6)
Securities gains, net		(15)	71	7
Total adjustments	(i)	1	85	1
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$3,188	$2,858	$2,817

Pre-provision net revenue (non-GAAP)	(h)-(a)	$1,311	$1,202	$1,114
Adjusted pre-provision net revenue (non-GAAP)	(j-c)	1,312	1,121	1,144
Efficiency ratio (non-GAAP)	(c/j)	58.8%	60.8%	59.4%
1 Represents the expense incurred and a subsequent valuation adjustment related to termination of our defined benefit pension plan.
2 The success fee accrual is associated with the gains/(losses) from our SBIC investments. The gains/(losses) related to these investments are excluded from the efficiency ratio through securities gains (losses), net.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this Item is included in “Interest Rate and Market Risk Management” in MD&A beginning on page 56, and is hereby incorporated by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Our management has used the criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of our internal control over financial reporting.
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in our internal control over financial reporting that have been identified by our management.
Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements for the year ended December 31, 2022, and has also issued an attestation report, which is included herein, on internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”).

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
REPORTS OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 42)
REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders and the Board of Directors of Zions Bancorporation, National Association
Opinion on Internal Control Over Financial Reporting
We have audited Zions Bancorporation, National Association’s (“the Bank”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). In our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2022 consolidated financial statements of the Bank and our report dated February 23, 2023, expressed an unqualified opinion thereon.
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
February 23, 2023

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
To the Shareholders and the Board of Directors of Zions Bancorporation, National Association
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zions Bancorporation, National Association (“the Bank”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Bank at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Bank’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account and the disclosures to which it relates.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Allowance for loan and lease losses

Description of the Matter
The Bank’s loan and lease portfolio and the associated allowance for loan and lease losses (ALLL), were $55.7 billion and $575 million as of December 31, 2022, respectively. The provision for loan and lease losses was $101 million for the year ended December 31, 2022.

As discussed in Note 1 and 6 to the consolidated financial statements, the ALLL represented the Bank’s estimate of current expected credit losses over the contractual remaining life of the loan and lease portfolio as of the consolidated balance sheet date. Management’s ALLL estimate includes quantitative calculations based on the statistical analysis of historical loss experience dependent on weighted economic scenarios and other loan-level characteristics forecasted over a reasonable period, losses estimated using historical loss experience for periods outside the reasonable economic forecast period (collectively the quantitative portion), supplemented with qualitative adjustments that bring the ALLL to the level management deemed appropriate based on factors that are not fully considered in the quantitative analysis. The statistical analysis of historical loss experience was derived from credit loss models used to determine the quantitative portion of the ALLL. Judgment was required by management to determine the weightings of the economic scenarios and the magnitude of the impact of the qualitative adjustments to the ALLL.

Auditing management’s estimate of the ALLL is complex due to the judgment used to weigh the economic scenarios and the judgment involved in determining the magnitude of the impact of the various risk factors used to derive the qualitative adjustments to the ALLL.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risk of material misstatement in determining the weightings of the economic scenarios and in determining the impact of the qualitative adjustments to the ALLL. We tested controls over the Bank’s ALLL governance process, model development and model risk management as it relates to the credit loss models used in the ALLL process. Such testing included testing controls over model governance, controls over data input into the models, and controls over model calculation accuracy and observing key management meetings where weightings of the economic scenarios and the magnitude of qualitative adjustments are reviewed and approved.

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

Regarding the completeness of qualitative adjustments identified and incorporated into measuring the ALLL, we evaluated the potential impact of imprecision in the credit loss models and emerging risks related to changes in the economic environment impacting the Bank's loan and lease portfolio. We also evaluated and tested internal and external data used in the qualitative adjustments by agreeing significant inputs and underlying data to internal and external sources.

Further, we assessed whether the total amount of the ALLL estimate was consistent with the Bank’s historical loss information, peer bank information, credit quality statistics, subsequent events and transactions, and publicly observable indicators of macroeconomic financial conditions and whether the total ALLL amount was reflective of current expected losses in the loan and lease portfolio as of the consolidated balance sheet date.
/s/ Ernst & Young LLP
We have served as the Bank’s auditor since 2000.
Salt Lake City, Utah
February 23, 2023

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ZIONS BANCORPORATION, NATIONAL ASSOCIATION
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	December 31,
	2022	2021
ASSETS
Cash and due from banks	$657	$595
Money market investments:
Interest-bearing deposits	1,340	10,283
Federal funds sold and securities purchased under agreements to resell	2,426	2,133
Investment securities:
Held-to-maturity, at amortized cost (fair value $11,239 and $443)	11,126	441
Available-for-sale, at fair value	11,915	24,048
Trading account, at fair value	465	372
Total investment securities	23,506	24,861
Loans held for sale	8	83
Loans and leases, net of unearned income and fees	55,653	50,851
Less allowance for loan and lease losses	575	513
Loans, net of allowance	55,078	50,338
Other noninterest-bearing investments	1,130	851
Premises, equipment and software, net	1,408	1,319
Goodwill and intangibles	1,065	1,015
Other real estate owned	3	8
Other assets	2,924	1,714
Total assets	$89,545	$93,200
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$35,777	$41,053
Interest-bearing:
Savings and money market	33,566	40,114
Time	2,309	1,622
Total deposits	71,652	82,789
Federal funds and other short-term borrowings	10,417	903
Long-term debt	651	1,012
Reserve for unfunded lending commitments	61	40
Other liabilities	1,871	993
Total liabilities	84,652	85,737
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	440	440
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 148,664 and 151,625 shares and additional paid-in capital)	1,754	1,928
Retained earnings	5,811	5,175
Accumulated other comprehensive income	(3,112)	(80)
Total shareholders’ equity	4,893	7,463
Total liabilities and shareholders’ equity	$89,545	$93,200
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ZIONS BANCORPORATION, NATIONAL ASSOCIATION
CONSOLIDATED STATEMENTS OF INCOME

(In millions, except shares and per share amounts)	Year Ended December 31,
	2022	2021	2020
Interest income:
Interest and fees on loans	$2,112	$1,935	$2,050
Interest on money market investments	81	21	14
Interest on securities	512	311	304
Total interest income	2,705	2,267	2,368
Interest expense:
Interest on deposits	70	30	105
Interest on short- and long-term borrowings	115	29	47
Total interest expense	185	59	152
Net interest income	2,520	2,208	2,216
Provision for credit losses:
Provision for loan losses	101	(258)	385
Provision for unfunded lending commitments	21	(18)	29
Total provision for credit losses	122	(276)	414
Net interest income after provision for credit losses	2,398	2,484	1,802
Noninterest income:
Commercial account fees	159	137	132
Card fees	104	95	82
Retail and business banking fees	73	74	68
Loan-related fees and income	80	95	109
Capital markets and foreign exchange fees	83	70	70
Wealth management fees	55	50	44
Other customer-related fees	60	54	44
Customer-related noninterest income	614	575	549
Fair value and nonhedge derivative income (loss)	16	14	(6)
Dividends and other income	17	43	24
Securities gains (losses), net	(15)	71	7
Total noninterest income	632	703	574
Noninterest expense:
Salaries and employee benefits	1,235	1,127	1,087
Technology, telecom, and information processing	209	199	192
Occupancy and equipment, net	152	153	151
Professional and legal services	57	72	57
Marketing and business development	39	43	61
Deposit insurance and regulatory expense	50	34	33
Credit-related expense	30	26	22
Other real estate expense, net	1	—	1
Other	105	87	100
Total noninterest expense	1,878	1,741	1,704
Income before income taxes	1,152	1,446	672
Income taxes	245	317	133
Net income	907	1,129	539
Preferred stock dividends	(29)	(29)	(34)
Net earnings applicable to common shareholders	$878	$1,100	$505
Weighted average common shares outstanding during the year:
Basic shares (in thousands)	150,064	159,913	163,737
Diluted shares (in thousands)	150,271	160,234	165,613
Net earnings per common share:
Basic	$5.80	$6.80	$3.06
Diluted	5.79	6.79	3.02
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ZIONS BANCORPORATION, NATIONAL ASSOCIATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)	Year Ended December 31,
	2022	2021	2020

Net income	$907	$1,129	$539
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	(2,722)	(336)	229
Net unrealized gains (losses) on other noninterest-bearing investments	(2)	3	1
Net unrealized holding gains (losses) on derivative instruments	(330)	(26)	76
Reclassification adjustment for decrease (increase) in interest income recognized in earnings on derivative instruments	21	(46)	(36)
Pension and post-retirement	1	—	12
Other comprehensive income (loss), net of tax	(3,032)	(405)	282
Comprehensive income (loss)	$(2,125)	$724	$821
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ZIONS BANCORPORATION, NATIONAL ASSOCIATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2019	$566	165,057	$—	$2,735	$4,009	$43	$7,353
Net income					539		539
Cumulative effect adjustment, adoption of ASU 2016-13, Credit Losses: Measurement of Credit Losses on Financial Instruments					20		20
Other comprehensive income, net of tax						282	282
Bank common stock repurchased		(1,686)		(76)			(76)
Net shares issued from stock warrant exercises		1
Net activity under employee plans and related tax benefits		718		27			27
Dividends on preferred stock					(34)		(34)
Dividends on common stock, $1.36 per share					(225)		(225)
Balance at December 31, 2020	566	164,090	—	2,686	4,309	325	7,886
Net income					1,129		1,129
Other comprehensive loss, net of tax						(405)	(405)
Bank common stock repurchased		(13,521)		(800)			(800)
Preferred stock redemption	(126)			3	(3)		(126)
Net activity under employee plans and related tax benefits		1,056		39			39
Dividends on preferred stock					(29)		(29)
Dividends on common stock, $1.44 per share					(232)		(232)
Change in deferred compensation					1		1
Balance at December 31, 2021	440	151,625	—	1,928	5,175	(80)	7,463
Net income					907		907
Other comprehensive loss, net of tax						(3,032)	(3,032)
Bank common stock repurchased		(3,581)		(202)			(202)
Net activity under employee plans and related tax benefits		620		28			28
Dividends on preferred stock					(29)		(29)
Dividends on common stock, $1.58 per share					(240)		(240)
Change in deferred compensation					(2)		(2)
Balance at December 31, 2022	$440	148,664	$—	$1,754	$5,811	$(3,112)	$4,893
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ZIONS BANCORPORATION, NATIONAL ASSOCIATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$907	$1,129	$539
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	122	(276)	414
Depreciation and amortization	110	(14)	86
Share-based compensation	30	28	26
Deferred income tax expense (benefit)	(43)	32	(58)
Net increase in trading securities	(93)	(107)	(83)
Net decrease (increase) in loans held for sale	48	14	(10)
Change in other liabilities	892	13	57
Change in other assets	(457)	(78)	(223)
Other, net	(46)	(112)	(29)
Net cash provided by operating activities	1,470	629	719
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	8,650	(5,577)	(5,611)
Proceeds from maturities and paydowns of investment securities held-to-maturity	445	457	386
Purchases of investment securities held-to-maturity	(399)	(262)	(430)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	3,309	4,748	4,339
Purchases of investment securities available-for-sale	(5,829)	(13,647)	(6,151)
Net change in loans and leases	(4,628)	2,814	(4,687)
Purchases and sales of other noninterest-bearing investments	(298)	63	79
Purchases of premises and equipment	(190)	(206)	(171)
Acquisition of Nevada branches, net of cash acquired	318	—	—
Other, net	27	31	42
Net cash provided by (used in) investing activities	1,405	(11,579)	(12,204)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(11,567)	13,136	12,568
Net change in short-term funds borrowed	9,514	(669)	(481)
Cash paid for preferred stock redemption	—	(126)	—
Redemption of long-term debt	(290)	(286)	(429)
Bank common stock repurchased	(202)	(800)	(76)
Proceeds from the issuance of common stock	9	21	8
Dividends paid on common and preferred stock	(269)	(261)	(259)
Other, net	(8)	(13)	(8)
Net cash provided by (used in) financing activities	(2,813)	11,002	11,323
Net increase (decrease) in cash and due from banks	62	52	(162)
Cash and due from banks at beginning of year	595	543	705
Cash and due from banks at end of year	$657	$595	$543

Cash paid for interest	$160	$81	$195
Net cash paid for income taxes	21	442	169

Noncash activities:
Loans held for investment transferred to other real estate owned	—	25	4
Loans held for investment reclassified to loans held for sale, net	114	120	(11)
Investment securities available-for-sale transferred to held-to-maturity, at amortized cost (fair value $10,691)	13,097	—	—
Deposits acquired in purchase of Nevada branches	430	—	—
Loans acquired in purchase of Nevada branches, net	95	—	—
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ZIONS BANCORPORATION, N.A.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
Basis of Financial Statement Presentation and Principles of Consolidation
The consolidated financial statements include our accounts and those of our majority-owned, consolidated subsidiaries. Unconsolidated investments where we have the ability to exercise significant influence over the operating and financial policies of the respective investee are accounted for using the equity method of accounting. All intercompany accounts and transactions have been eliminated in consolidation. Assets held in an agency or fiduciary capacity are not included in the consolidated financial statements.
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
Subsequent Events
We evaluated events that occurred between December 31, 2022 and the date the accompanying financial statements were issued, and determined that there were no material events that would require adjustments to our consolidated financial statements or significant disclosure in the accompanying Notes.
Variable Interest Entities
A variable interest entity (“VIE”) is consolidated when we are the primary beneficiary of the VIE. Current accounting guidance requires continuous analysis to determine the primary beneficiary of a VIE. At the commencement of our involvement, and periodically thereafter, we consider our consolidation conclusions for all entities with which we are involved. At December 31, 2022, and 2021, we had no VIEs that have been consolidated in our financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Statement of Cash Flows
For purposes of presentation in the consolidated statements of cash flows, “cash and cash equivalents” are defined as those amounts included in cash and due from banks in the consolidated balance sheets.
Fair Value Estimates
We measure many of our assets and liabilities on a fair value basis. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. To improve consistency and comparability in fair value measurements, GAAP has established a hierarchy to prioritize the valuation inputs among three levels. We prioritize quoted prices in active markets and minimize reliance on unobservable inputs when possible. When observable market prices are not available, fair value is estimated using modeling techniques requiring professional judgment to estimate the appropriate fair value. These valuation techniques use assumptions that market participants would consider in pricing the asset or the liability. Changes in market conditions may reduce the availability of quoted prices or observable data. See Note 3 for further information regarding the use of fair value estimates.
Securities Purchased Under Agreements to Resell
Securities purchased under agreements to resell represent overnight and term agreements with the majority maturing within 30 days. These agreements are generally treated as collateralized financing transactions and are carried at amounts at which the securities were acquired plus accrued interest. Either we, or in some instances third parties on our behalf, take possession of the underlying securities. The fair value of such securities is monitored throughout the contract term to ensure that asset values remain sufficient to protect against counterparty default. We are permitted by contract to sell or repledge certain securities that we accept as collateral for securities purchased under agreements to resell. If sold, our obligation to return the collateral is recorded as “securities sold, not yet purchased” and included as a liability in “Federal funds and other short-term borrowings.” At December 31, 2022, and 2021, we held $2.3 billion and $2.0 billion of securities for which we were permitted by contract to sell or repledge, respectively. Securities purchased under agreements to resell averaged $2.4 billion and $2.1 billion during 2022 and 2021, and the maximum amount outstanding at any month-end during those same time periods was $2.7 billion and $3.6 billion, respectively.
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
Available-for-sale (“AFS”) securities are measured at fair value and generally consist of debt securities held for investment. Unrealized gains and losses of AFS securities, after applicable taxes, are recorded as a component of other comprehensive income (“OCI”). AFS securities in an unrealized loss position are formally reviewed on a quarterly basis for the presence of credit impairment. If we have the intent to sell an identified security, or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, we write the amortized cost down to the security's fair value at the reporting date through earnings. If we have the intent and ability to hold the securities, they are analyzed to determine whether any impairment was attributable to credit-related factors. If a credit impairment is determined to exist, then we measure the amount of credit loss and recognize an allowance for the credit loss. The process, methodology, and factors considered to evaluate securities for impairment are described further in Note 5.
Transfers of debt securities into the HTM category from the AFS category are made at fair value at the transfer date. Any unrealized holding gains or losses at the transfer date are retained in other comprehensive income (loss) and in the carrying value of the HTM securities. Such amounts are amortized over the remaining life of the security.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Trading securities are measured at fair value and consist of securities generally held for only a short period of time. Realized and unrealized gains and losses are recorded in trading income, which is included in “Capital markets and foreign exchange fees” line item in the income statement.
See Note 3 for further information regarding the measurement of our investment securities at fair value.
Leases
All leases with lease terms greater than twelve months are reported as a lease liability with a corresponding right-of-use (“ROU”) asset. We present ROU assets for operating leases and finance leases on the consolidated balance sheet in “Other assets,” and “Premises, equipment and software, net,” respectively. The corresponding liabilities for those leases are presented in “Other liabilities,” and “Long-term debt.” See Note 8 for further information regarding the accounting for leases.
Loans
Loans are reported at their amortized cost basis, which includes the principal amount outstanding, net of unamortized purchase premiums, discounts, and deferred loan fees and costs, which are amortized into interest income over the life of the loan using the interest method.
At the time of origination, we determine whether loans will be held for investment or held for sale. We may subsequently change our intent for a loan or group of loans and reclassify them accordingly. Loans held for sale are carried at the lower of aggregate cost or fair value. A valuation allowance is recorded when cost exceeds fair value based on reviews at the time of reclassification and periodically thereafter. Gains and losses are recorded in “Loan-related fees and income” in noninterest income based on the difference between sales proceeds and carrying value.
We evaluate loans throughout their lives for signs of credit deterioration, which may impact the loan status, risk- grading, and potentially impact the accounting for that loan. Loan status categories include past due as to contractual payments, accruing or nonaccruing, and restructured, including troubled debt restructurings (“TDRs”), which will no longer be designated after the adoption of ASU 2022-02, Financial Instruments--Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, beginning January 1, 2023 as discussed in Note 2. Our accounting policies for loans and our estimation of the related ACL are described further in Note 6.
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
Certain PEIs and venture capital securities are accounted for under the equity method when we are able to exercise significant influence over the operating and financial policies of the investee. Equity investments in PEIs that do not give us significant influence are reported at fair value, unless there is not a readily determinable fair value. We have elected to measure PEIs without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, referred to as the “measurement alternative.”

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Periodic reviews are conducted for impairment by comparing carrying values with estimates of fair value. Changes in fair value, impairment losses, and gains and losses from sales are recognized in the “Securities gains and losses, net” line item in noninterest income.
BOLI is accounted for at fair value based on the cash surrender values (“CSVs”) of the general account insurance policies.
Premises, Equipment, and Software
Premises, equipment, and software are reported at cost, net of accumulated depreciation and amortization. Depreciation, computed primarily on the straight-line method, is charged to operations over the estimated useful lives of the properties, generally 25 to 40 years for buildings, three to 10 years for furniture and equipment, and three to 10 years for software, including capitalized costs related to our technology initiatives. Leasehold improvements are amortized over the terms of the respective leases (including any extension options that are reasonably certain to be exercised) or the estimated useful lives of the improvements, whichever is shorter. Premises, equipment, and software are evaluated for impairment on a periodic basis.
Goodwill and Intangible Assets
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
Other Real Estate Owned
Other real estate owned (“OREO”) consists primarily of commercial and residential real estate acquired in partial or total satisfaction of loan obligations. Amounts are recorded initially at fair value (less estimated selling costs) based on recent property appraisals at the time of transfer and subsequently at the lower of cost or fair value (less estimated selling costs).
Derivative Instruments
We use derivative instruments such as swaps and purchased and sold options as an important tool used in managing our overall asset and liability sensitivities to remain within our stated interest rate risk thresholds. Their use allows us to adjust and align our mix of fixed- and floating-rate assets and liabilities to manage interest income volatility by synthetically converting variable-rate assets to fixed-rate, or synthetically converting fixed-rate funding instruments to floating rates.
We also execute both interest rate and short-term foreign currency derivative instruments with our commercial banking customers to facilitate their risk management objectives. These derivatives are hedged by entering into offsetting derivatives with third parties such that we minimize our net risk exposure as a result of such transactions. We record all derivatives at fair value, and they are included on the consolidated balance sheet in “Other assets” or “Other liabilities.”
The accounting for the change in value of a derivative depends on whether or not the transaction has been designated and qualifies for hedge accounting. Derivatives that are not designated as hedges are reported and measured at fair value through earnings. See Note 7 for more information.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Derivatives Designated in Qualifying Hedging Relationships
We apply hedge accounting to certain derivatives executed for risk management purposes, primarily interest rate risk. To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged and the hedging relationship must be formally documented. We primarily use regression analysis to assess the effectiveness of each hedging relationship, unless the hedge qualifies for other methods of assessing effectiveness (e.g., shortcut or critical terms match), both at inception and on an ongoing basis. We designate derivatives as fair value and cash flow hedges for accounting purposes. See Note 7 for more information regarding the accounting for derivatives designated as hedging instruments.
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
Income Taxes
Deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) are determined based on temporary differences between financial statement asset and liability amounts and their respective tax basis, and are measured using enacted tax laws and rates. The effect of a change in tax rates on DTAs and DTLs is recognized into income in the period that includes the enactment date. DTAs are recognized insofar that management deems it more likely than not that they will be realized. Unrecognized tax benefits for uncertain tax positions primarily relate to tax credits on technology initiatives. See Note 20 for more information about the factors that impacted our effective tax rate, significant components of our DTAs and DTLs, including our assessment regarding valuation allowances and unrecognized tax benefits for uncertain tax positions.
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

Standards not yet adopted by the Bank as of December 31, 2022

ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
This accounting standards update (“ASU”) eliminates the recognition and measurement guidance on troubled debt restructurings for creditors that have adopted ASC 326 (“CECL”), and eliminates certain existing TDR disclosures while requiring enhanced disclosures about loan modifications for borrowers experiencing financial difficulty.
The new standard also requires public companies to present gross write-offs (on a year-to-date basis for interim-period disclosures) by year of origination in their vintage disclosures.
The new standard is effective for calendar year-end public companies beginning January 1, 2023, with early adoption permitted.
Periods beginning after December 15, 2022
We have implemented processes to capture necessary data in order to comply with the new disclosure requirements. The overall effect of this standard is not expected to have a material impact on our financial statements.
We adopted the guidance in the new standard on January 1, 2023.

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

Standards adopted by the Bank in 2022

ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of The Sunset Date of Topic 848
As part of reference rate reform, the London Interbank Offered Rate (“LIBOR”) is expected to be discontinued and be replaced by observable or transaction-based alternative reference rates. ASC 848, Reference Rate Reform, provided temporary optional expedients and exceptions that: (1) modify the accounting requirements for contract modifications for contracts that reference LIBOR, (2) provide for a one-time election to sell or transfer to AFS or trading certain qualifying HTM debt securities, and (3) provide various optional expedients for hedging relationships affected by reference rate reform. These practical expedients were originally set to expire on December 31, 2022.

In March 2021, the Financial Conduct Authority (“FCA”) extended the cessation date of most common tenors of United States Dollar (“USD”) LIBOR to June 30, 2023, beyond the original sunset date of ASC 848. ASU 2022-06 extends the original sunset date of the practical expedients detailed in ASC 848 to December 31, 2024.
December 31, 2022
We adopted ASC 848 on April 1, 2020. As of December 31, 2022, we had transitioned a significant portion of our legacy LIBOR-based contracts to alternative reference rates. The extension of the sunset date in ASC 848 will facilitate the transition of the remaining contracts away from LIBOR, but is not expected to have a material impact on the Bank.

The amendments in ASU 2022-06 became effective upon issuance of the Update.

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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
cost or fair value accounting and the recognition of impairment on assets. Fair value is also used when providing required disclosures for certain financial instruments.
Fair Value Policies and Procedures
We have various policies, processes, and controls in place to ensure that fair values are reasonably developed, reviewed, and approved for use. These include a Securities Valuation Committee, comprised of executive management, that reviews and approves on a quarterly basis the key components of fair value measurements, including critical valuation assumptions for Level 3 measurements. Our Model Risk Management Group conducts model validations, including internal models, and sets policies and procedures for revalidation, including the timing of revalidation.
Third-party Service Providers
We use a third-party pricing service to measure fair value for substantially all of our Level 2 AFS securities. Fair value measurements for other Level 2 AFS securities generally use inputs corroborated by market data and include standard discounted cash flow analysis.
For Level 2 securities, the third-party pricing service provides documentation on an ongoing basis that presents market data, including detailed pricing information and market reference data. The documentation includes benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data, including information from the vendor trading platform. We review, test, and validate this information on a regular basis.
The following describes the hierarchy designations, valuation methodologies and key inputs to measure fair value on a recurring basis for designated financial instruments:
Available-for-Sale
•U.S. Treasury, Agencies and Corporations — U.S. Treasury securities measured using quoted market prices are classified in Level 1. U.S. agency and corporate securities measured using observable market inputs are classified in Level 2.
•Municipal Securities — Municipal securities are measured using observable market inputs and are classified in Level 2.
•Other Debt Securities — Other debt securities are measured using quoted prices for similar securities and are classified in Level 2.
Trading
Trading securities are measured using observable market inputs and are classified in Level 1 and Level 2.
Bank-owned Life Insurance
BOLI is measured according to the cash surrender value (“CSV”) of the insurance policies. Nearly all policies are general account policies with CSVs based on our claims on the assets of the insurance companies. The insurance companies’ investments include predominantly fixed-income securities consisting of investment-grade corporate bonds and various types of mortgage instruments. Management regularly reviews its BOLI investment performance, including concentrations among insurance providers and classifies BOLI balances in Level 2.
Private Equity Investments
PEIs carried at fair value on a recurring basis are generally classified in Level 3 because related measurements include unobservable inputs. Key assumptions and considerations include current and projected financial performance, recent financing activities, economic and market conditions, market comparable companies, market liquidity, and other factors. The majority of these PEIs are held in our Small Business Investment Company (“SBIC”) and are early-stage venture investments. These investments are reviewed at least quarterly by the Securities Valuation Committee and whenever a new round of financing occurs. Certain of these investments may be measured using multiples of operating performance. The Equity Investments Committee reviews periodic

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
financial information for these investments, including audited financial statements when available. On occasion, PEIs may become publicly traded and are measured in Level 1. Certain restrictions apply for the redemption of these investments. See additional discussions in Note 5.
Agriculture Loan Servicing
We service agriculture loans approved and funded by Federal Agricultural Mortgage Corporation (“FAMC”), and provide this servicing under an agreement with FAMC for the loans it owns. The servicing assets are measured at fair value, which represents our projection of the present value of future cash flows. Because related measurements include unobservable inputs, these assets are classified in Level 3.
Interest-only Strips
Interest-only strips are created as a by-product of securitizing U.S. Small Business Administration (“SBA”) loan pools. When the guaranteed portions of SBA 7(a) loans are pooled, interest-only strips may be created in the pooling process. The asset’s fair value is measured using discounted cash flow methodologies that incorporate unobservable inputs, and therefore are classified in Level 3.
Deferred Compensation Plan Assets
Invested assets in the deferred compensation plan consist of shares of registered investment companies. These mutual funds are valued using quoted market prices, which represents the net asset value (“NAV”) of shares held by the plan at the end of the period. As such, these assets are classified in Level 1.
Derivatives
Exchange-traded derivatives, including foreign currency exchange contracts, are generally classified in Level 1 because they are traded in active markets. Over-the-counter derivatives, consisting primarily of interest rate swaps and options, are generally classified in Level 2 as the related fair values are obtained from third-party services that utilize observable market inputs. Observable market inputs include yield curves, foreign exchange rates, commodity prices, option volatility, counterparty credit risk, and other related data. Valuations include credit valuation adjustments (“CVAs”) to reflect nonperformance risk for both us and our counterparties. CVAs are determined generally by applying a credit spread to the total expected exposure (net of any collateral) of the derivative.
Securities Sold, Not Yet Purchased
Securities sold, not yet purchased, included in “Federal funds and other short-term borrowings” on the consolidated balance sheet, are measured using quoted market prices and are generally classified in Level 1. If market prices for identical securities are not available, quoted prices for similar securities are used with the related balances classified in Level 2.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	December 31, 2022
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$393	$9,815	$—	$10,208
Municipal securities		1,634		1,634
Other debt securities		73		73
Total Available-for-sale	393	11,522	—	11,915
Trading account	395	70		465
Other noninterest-bearing investments:
Bank-owned life insurance		546		546
Private equity investments [1]	4		81	85
Other assets:
Agriculture loan servicing and interest-only strips			14	14
Deferred compensation plan assets	114			114
Derivatives		386		386
Total Assets	$906	$12,524	$95	$13,525
LIABILITIES
Securities sold, not yet purchased	$187	$—	$—	$187
Other liabilities:
Derivatives		451		451
Total Liabilities	$187	$451	$—	$638
1 The level 1 PEIs relate to the portion of our SBIC investments that are now publicly traded.

(In millions)	December 31, 2021
	Level 1	Level 2	Level 3	Total
ASSETS
Investment securities:
Available-for-sale:
U.S. Treasury, agencies and corporations	$134	$22,144	$—	$22,278
Municipal securities		1,694		1,694
Other debt securities		76		76
Total Available-for-sale	134	23,914	—	24,048
Trading account	14	358		372
Other noninterest-bearing investments:
Bank-owned life insurance		537		537
Private equity investments	35		66	101
Other assets:
Agriculture loan servicing and interest-only strips			12	12
Deferred compensation plan assets	138			138
Derivatives		219		219
Total Assets	$321	$25,028	$78	$25,427
LIABILITIES
Securities sold, not yet purchased	$254	$—	$—	$254
Other liabilities:
Derivatives		51		51
Total Liabilities	$254	$51	$—	$305

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Rollforward of Level 3 Fair Value Measurements
The following schedule presents a rollforward of assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	December 31, 2022		December 31, 2021
(In millions)	Private equity investments	Ag loan servicing & interest-only strips	Private equity investments	Ag loan servicing & interest-only strips

Balance at beginning of year	$66	$12	$80	$16
Unrealized securities gains (losses), net	3	—	71	—
Other noninterest income (expense)	—	2	—	(3)
Purchases	16	—	17	—
Cost of investments sold	(3)	—	(24)	—
Redemptions and paydowns	—	—	—	(1)
Transfers out [1]	(1)	—	(78)	—
Balance at end of year	$81	$14	$66	$12
1 Represents the transfer of SBIC investments out of Level 3 and into Level 1 because they are now publicly traded.
The rollforward of Level 3 instruments includes the following realized gains and losses recognized in securities gains (losses) on the consolidated statement of income for the periods presented:

(In millions)	Year Ended December 31,
	2022	2021

Securities gains (losses), net	$(2)	$31
Nonrecurring Fair Value Measurements
Certain assets and liabilities may be recorded at fair value on a nonrecurring basis, including impaired loans that have been measured based on the fair value of the underlying collateral, OREO, and equity investments without readily determinable fair values. Nonrecurring fair value adjustments generally include changes in value resulting from observable price changes for equity investments without readily determinable fair values, write-downs of individual assets, or the application of lower of cost or fair value accounting. At December 31, 2022, we had an insignificant amount of assets or liabilities that had fair value changes measured on a nonrecurring basis.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Fair Value of Certain Financial Instruments
The following schedule presents the carrying values and estimated fair values of certain financial instruments:

	December 31, 2022			December 31, 2021
(In millions)	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Financial assets:
Held-to-maturity investment securities	$11,126	$11,239	2	$441	$443	2
Loans and leases (including loans held for sale), net of allowance	55,086	53,093	3	50,421	50,619	3
Financial liabilities:
Time deposits	2,309	2,269	2	1,622	1,624	2
Long-term debt	651	635	2	1,012	1,034	2
The schedule above does not include certain financial instruments that are recorded at fair value on a recurring basis, as well as certain financial assets and liabilities for which the carrying value approximates fair value, such as cash and due from banks; money market investments; demand, savings, and money market deposits; federal funds purchased and other short-term borrowings; and security repurchase agreements. The estimated fair value of demand, savings and money market deposits is the amount payable on demand at the reporting date. Carrying value is used because the accounts have no stated maturity, and the customer has the ability to withdraw funds immediately. Time and foreign deposits are measured at fair value by discounting future cash flows using the applicable yield curve to the given maturity dates. Long-term debt is measured at fair value based on actual market trades (i.e., an asset value) when available, or discounting cash flows to maturity using the applicable yield curve adjusted for credit spreads.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
4.    OFFSETTING ASSETS AND LIABILITIES
Gross and net information for selected financial instruments in the balance sheet is as follows:

	December 31, 2022
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$2,451	$(25)	$2,426	$—	$—	$2,426
Derivatives (included in Other assets)	386	—	386	(10)	(367)	9
Total assets	$2,837	$(25)	$2,812	$(10)	$(367)	$2,435
Liabilities:
Federal funds and other short-term borrowings	$10,442	$(25)	$10,417	$—	$—	$10,417
Derivatives (included in Other liabilities)	451	—	451	(10)	—	441
Total liabilities	$10,893	$(25)	$10,868	$(10)	$—	$10,858

	December 31, 2021
(In millions)				Gross amounts not offset in the balance sheet
Description	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$2,133	$—	$2,133	$—	$—	$2,133
Derivatives (included in Other assets)	219	—	219	(16)	(7)	196
Total assets	$2,352	$—	$2,352	$(16)	$(7)	$2,329
Liabilities:
Federal funds and other short-term borrowings	$903	$—	$903	$—	$—	$903
Derivatives (included in Other liabilities)	51	—	51	(16)	(1)	34
Total liabilities	$954	$—	$954	$(16)	$(1)	$937
Security repurchase and reverse repurchase agreements are offset, when applicable, in the balance sheet according to master netting agreements. Security repurchase agreements are included with “Federal funds and other short-term borrowings.” Derivative instruments may be offset under their master netting agreements; however, for accounting purposes, we present these items on a gross basis in our balance sheet. See Note 7 for further information regarding derivative instruments.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
5.    INVESTMENTS
Investment Securities
Investment securities are classified as HTM, AFS, or trading. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. The amortized cost amounts represent the original cost of the investments, adjusted for related amortization or accretion of any purchase premiums or discounts, and for any impairment losses, including credit-related impairment. When a security is transferred from AFS to HTM, the difference between its amortized cost basis and fair value at the date of transfer is amortized as a yield adjustment through interest income, and the fair value at the date of transfer, adjusted for subsequent amortization, becomes the security’s amortized cost basis. The amortization of the unrealized losses reported in accumulated other comprehensive income (“AOCI”) will offset the effect of the accretion of the discount in interest income that is created by adjusting the amortized cost basis to the securities’ fair value on the date of the transfer.
AFS securities are carried at fair value, and changes in fair value (unrealized gains and losses) are reported as net increases or decreases to AOCI, net of related taxes. Trading securities are carried at fair value with gains and losses recognized in current period earnings. The carrying values of our securities do not include accrued interest receivables of $75 million and $65 million at December 31, 2022, and 2021, respectively. These receivables are presented on the consolidated balance sheet in “Other assets.”
The purchase premiums for callable debt securities classified as HTM or AFS are amortized into interest income at an effective yield to the earliest call date. The purchase premiums and discounts for all other HTM and AFS securities are recognized in interest income over the contractual life of the security using the effective yield method. As principal prepayments are received on securities, a proportionate amount of the related premium or discount is recognized in income so that the effective yield on the remaining portion of the security continues unchanged. See Note 3 for more information about the process to estimate fair value for investment securities.

	December 31, 2022
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$100	$—	$7	$93
Agency guaranteed mortgage-backed securities [1]	10,621	165	14	10,772
Municipal securities	405	—	31	374
Total held-to-maturity	11,126	165	52	11,239
Available-for-sale
U.S. Treasury securities	557	—	164	393
U.S. Government agencies and corporations:
Agency securities	782	—	46	736
Agency guaranteed mortgage-backed securities	9,652	—	1,285	8,367
Small Business Administration loan-backed securities	740	1	29	712
Municipal securities	1,732	1	99	1,634
Other debt securities	75	—	2	73
Total available-for-sale	13,538	2	1,625	11,915
Total HTM and AFS investment securities	$24,664	$167	$1,677	$23,154
1 During the fourth quarter of 2022, we transferred approximately $10.7 billion fair value ($13.1 billion amortized cost) of mortgage-backed AFS securities to the HTM category to reflect our intent for these securities. The amortized cost basis of these securities does not include $2.4 billion of unrealized losses in AOCI that is amortized over the life of the securities. The amortization of the unrealized losses reported in AOCI will offset the effect of the accretion of the discount in interest income that is created by adjusting the amortized cost basis to the securities’ fair value on the date of the transfer.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

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
Maturities
The following schedule shows the amortized cost and weighted average yields of debt securities by contractual maturity of principal payments at December 31, 2022. Actual principal payments may differ from contractual or expected principal payments because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2022
	Total debt securities		Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years
(Dollar amounts in millions)	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$100	3.50%	$—	—%	$—	—%	$—	—%	$100	3.50%
Agency guaranteed mortgage-backed securities	10,621	1.84	—	—	—	—	49	2.02	10,572	1.84
Municipal securities [1]	405	3.05	33	3.32	130	3.13	183	3.09	59	2.61
Total held-to-maturity securities	11,126	1.90	33	3.32	130	3.13	232	2.86	10,731	1.86
Available-for-sale
U.S. Treasury securities	557	2.05	—	—	—	—	—	—	557	2.05
U.S. Government agencies and corporations:
Agency securities	782	2.61	—	—	345	2.40	230	2.49	207	3.10
Agency guaranteed mortgage-backed securities	9,652	1.92	25	4.27	305	1.53	1,625	2.03	7,697	1.91
Small Business Administration loan-backed securities	740	3.83	—	—	43	4.22	154	3.66	543	3.84
Municipal securities [1]	1,732	2.24	112	2.29	643	2.73	706	1.90	271	1.94
Other debt securities	75	5.39	—	—	50	4.25	10	9.52	15	6.44
Total available-for-sale securities	13,538	2.13	137	2.65	1,386	2.48	2,725	2.15	9,290	2.06
Total HTM and AFS investment securities	$24,664	2.16%	$170	2.78%	$1,516	2.54%	$2,957	2.21%	$20,021	2.06%
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.
The following schedule summarizes the amount of gross unrealized losses for debt securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	December 31, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$94	$308	$70	$85	$164	$393
U.S. Government agencies and corporations:
Agency securities	39	634	7	102	46	736
Agency guaranteed mortgage-backed securities	447	4,322	838	4,042	1,285	8,364
Small Business Administration loan-backed securities	8	101	21	524	29	625
Municipal securities	63	1,295	36	256	99	1,551
Other	2	13	—	—	2	13
Total available-for-sale investment securities	$653	$6,673	$972	$5,009	$1,625	$11,682

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2021
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$—	$—	$21	$134	$21	$134
U.S. Government agencies and corporations:
Agency securities	1	121	—	1	1	122
Agency guaranteed mortgage-backed securities	231	13,574	39	942	270	14,516
Small Business Administration loan-backed securities	—	27	28	749	28	776
Municipal securities	4	327	—	8	4	335
Other	—	—	—	—	—	—
Total available-for-sale investment securities	$236	$14,049	$88	$1,834	$324	$15,883
Approximately 3,562 and 1,302 AFS investment securities were in an unrealized loss position at December 31, 2022, and 2021, respectively.
Impairment
Ongoing Policy
We review investment securities quarterly on an individual basis for the presence of impairment. For AFS securities, when the fair value of a debt security is less than its amortized cost basis at the balance sheet date, we assess for the presence of credit impairment. When determining if the fair value of an investment is less than the amortized cost basis, we have elected to exclude accrued interest from the amortized cost basis of the investment. If we have the intent to sell an identified security, or if it is more likely than not we will be required to sell the security before recovery of its amortized cost basis, we write the amortized cost down to the security’s fair value at the reporting date through earnings.
If we have the intent and ability to hold the securities, we determine whether there is any impairment attributable to credit-related factors. We analyze certain factors, primarily internal and external credit ratings, to determine if the decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. If a credit impairment is determined to exist, then we measure the amount of credit loss and recognize an allowance for the credit loss. In measuring the credit loss, we generally compare the present value of cash flows expected to be collected from the security to the amortized cost basis of the security. These cash flows are credit adjusted using, among other things, assumptions for default probability and loss severity. Certain other inputs, such as prepayment rate assumptions, are also utilized. In addition, certain internal models may be utilized. To determine the credit-related portion of impairment, we use the security-specific effective interest rate when estimating the present value of cash flows. If the present value of cash flows is less than the amortized cost basis of the security, then this amount is recorded as an allowance for credit loss, limited to the amount that the fair value is less than the amortized cost basis (i.e., the credit impairment cannot result in the security being carried at an amount lower than its fair value). The assumptions used to estimate the expected cash flows depend on the particular asset class, structure, and credit rating of the security. Declines in fair value that are not recorded in the allowance are recorded in other comprehensive income, net of applicable taxes.
AFS Impairment
We did not recognize any credit impairment on our AFS investment securities portfolio during 2022 or 2021. Unrealized losses relate primarily to changes in interest rates subsequent to purchase and are not attributable to credit. At December 31, 2022, we had not initiated any sales of AFS securities, nor did we have the intent to sell any identified securities with unrealized losses. We do not believe it is more likely than not we would be required to sell such securities before recovery of their amortized cost basis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
HTM Impairment
For HTM securities, the ACL is assessed consistent with the approach described in Note 6 for loans and leases carried at amortized cost. The ACL on HTM securities was less than $1 million at December 31, 2022. All HTM securities were risk-graded as “pass” in terms of credit quality, and none were past due at December 31, 2022.
The following schedule presents the amortized cost basis of HTM securities categorized by year acquired:

	December 31, 2022
	Amortized cost basis by year acquired
(In millions)	2022	2021	2020	2019	2018	Prior	Total Securities

Held-to-maturity	$2,386	$7,222	$1,121	$81	$72	$244	$11,126
Securities Gains and Losses Recognized in Income
The following schedule summarizes securities gains and losses recognized in the income statement:

	2022		2021		2020
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Other noninterest-bearing investments	$11	$26	$119	$48	$27	$20
Net gains (losses) [1]		$(15)		$71		$7
1 Net gains (losses) were recognized in securities gains (losses) in the income statement.
The following schedule presents interest income by security type:

(In millions)	2022			2021			2020
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$42	$4	$46	$10	$5	$15	$10	$10	$20
Available-for-sale	411	40	451	256	29	285	252	25	277
Trading	—	15	15	—	11	11	—	7	7
Total securities	$453	$59	$512	$266	$45	$311	$262	$42	$304
Investment securities with a carrying value of $7.1 billion and $3.1 billion at December 31, 2022, and 2021, respectively, were pledged to secure public and trust deposits, advances, and for other purposes as required by law. Securities are also pledged as collateral for security repurchase agreements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
6.    LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
Loans and leases are summarized as follows according to major portfolio segment and specific class:

	December 31,
(In millions)	2022	2021

Loans held for sale	$8	$83
Commercial:
Commercial and industrial	$16,180	$13,867
PPP	197	1,855
Leasing	386	327
Owner-occupied	9,371	8,733
Municipal	4,361	3,658
Total commercial	30,495	28,440
Commercial real estate:
Construction and land development	2,513	2,757
Term	10,226	9,441
Total commercial real estate	12,739	12,198
Consumer:
Home equity credit line	3,377	3,016
1-4 family residential	7,286	6,050
Construction and other consumer real estate	1,161	638
Bankcard and other revolving plans	471	396
Other	124	113
Total consumer	12,419	10,213
Total loans and leases	$55,653	$50,851
Loans and leases are measured and presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $49 million and $83 million at December 31, 2022, and December 31, 2021, respectively. Amortized cost basis does not include accrued interest receivables of $247 million and $161 million at December 31, 2022, and December 31, 2021, respectively. These receivables are presented on the consolidated balance sheet within the “Other assets” line item.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $262 million at December 31, 2022 and $160 million at December 31, 2021.
Loans with a carrying value of approximately $27.6 billion at December 31, 2022, and $26.8 billion at December 31, 2021, have been pledged at the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Des Moines as collateral for current and potential borrowings.
We sold loans totaling $0.7 billion in 2022, $1.7 billion in 2021, and $1.8 billion in 2020, that were classified as loans held for sale. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of SBA loans that are primarily sold to U.S. government agencies or participated to third-parties. They do not include loans from the SBA’s Paycheck Protection Program (“PPP”). Occasionally, we have continuing involvement in the sold loans in the form of servicing rights or guarantees. Amounts added to loans held for sale during these same periods were $0.7 billion, $1.7 billion, and $1.8 billion, respectively. See Note 5 for further information regarding guaranteed securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The principal balance of sold loans for which we have retained servicing was approximately $3.5 billion at December 31, 2022, and $3.3 billion at December 31, 2021. Income from loans sold, excluding servicing, was $14 million in 2022, $34 million in 2021, and $54 million in 2020.
Allowance for Credit Losses
The ACL, which consists of the ALLL and the RULC, represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. The ACL for AFS and HTM debt securities is estimated separately from loans. For HTM securities, the ACL is assessed consistent with the approach for loans carried at amortized cost. See Note 5 for further discussion on our assessment of expected credit losses on AFS securities and disclosures related to AFS and HTM securities.
The ACL reflects our best estimate of credit losses and is calculated using the loan’s amortized cost basis (principal balance, net of unamortized premiums, discounts, and deferred fees and costs). We do not estimate the ACL for accrued interest receivables because we reverse or write-off uncollectible accrued interest receivable balances in a timely manner, generally within one month.
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
We estimate current expected credit losses for each loan, which includes considerations of historical credit loss experience, current conditions, and reasonable and supportable forecasts about the future. We use the following two types of credit loss estimation models:
•Econometric loss models, which rely on statistical analyses of our historical loss experience dependent upon economic factors and other loan-level characteristics. Statistically relevant economic factors vary depending upon the type of loan, but include variables such as unemployment, real estate price indices, energy prices, GDP, etc. The models use multiple economic scenarios that reflect optimistic, baseline, and stressed economic conditions. The results derived using these economic scenarios are probability-weighted to produce the credit loss estimate.
•Loss models that are based on our long-term average historical credit loss experience since 2008, which rely on statistical analyses of our historical loss experience dependent upon loan-level characteristics.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Credit loss estimates for the first 12 months of a loan’s remaining life are derived using econometric loss models. Over a subsequent 12-month reversion period, we blend the estimated credit losses from the two models on a straight-line basis. For the remaining life of the loan, the estimated credit losses are derived from the long-term average historical credit loss models.
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
When we base the specific reserve on the fair value of the loan’s underlying collateral, we generally charge-off the portion of the balance that is greater than fair value. For these loans, subsequent to the charge-off, if the fair value of the loan’s underlying collateral increases according to an updated appraisal, we establish a negative reserve up to the lesser of the amount of the charge-off or the updated fair value.
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
The magnitude of the impact of these factors on our qualitative assessment of the ACL changes from quarter to quarter according to changes made by management in its assessment of these factors, the extent these factors are already reflected in quantitative loss estimates, and the extent changes in these factors diverge from one to another. Management may adjust the probability weights mentioned previously to reflect management’s assessments of current conditions and reasonable and supportable forecasts. We also consider the uncertainty and imprecision inherent in the estimation process when evaluating the ACL.
Off-balance Sheet Credit Exposures
As previously mentioned, we estimate current expected credit losses for off-balance sheet loan commitments, including letters of credit that are not unconditionally cancellable. This estimate uses the same procedures and methodologies described previously for loans and is calculated by taking the difference between the estimated current expected credit loss and the funded balance, if greater than zero.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Changes in the Allowance for Credit Losses
Changes in the ACL are summarized as follows:

	December 31, 2022
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan and lease losses
Balance at beginning of year	$311	$107	$95	$513
Provision for loan losses	29	49	23	101
Gross loan and lease charge-offs	72	—	10	82
Recoveries	32	—	11	43
Net loan and lease charge-offs (recoveries)	40	—	(1)	39
Balance at end of year	$300	$156	$119	$575
Reserve for unfunded lending commitments
Balance at beginning of year	$19	$11	$10	$40
Provision for unfunded lending commitments	(3)	22	2	21
Balance at end of year	$16	$33	$12	$61
Total allowance for credit losses
Allowance for loan and lease losses	$300	$156	$119	$575
Reserve for unfunded lending commitments	16	33	12	61
Total allowance for credit losses	$316	$189	$131	$636

	December 31, 2021
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan and lease losses
Balance at beginning of year	$464	$171	$142	$777
Provision for loan losses	(147)	(67)	(44)	(258)
Gross loan and lease charge-offs	35	—	13	48
Recoveries	29	3	10	42
Net loan and lease charge-offs (recoveries)	6	(3)	3	6
Balance at end of year	$311	$107	$95	$513
Reserve for unfunded lending commitments
Balance at beginning of year	$30	$20	$8	$58
Provision for unfunded lending commitments	(11)	(9)	2	(18)
Balance at end of year	$19	$11	$10	$40
Total allowance for credit losses
Allowance for loan and lease losses	$311	$107	$95	$513
Reserve for unfunded lending commitments	19	11	10	40
Total allowance for credit losses	$330	$118	$105	$553
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
reasonable assurance of the borrower's ability and willingness to maintain payments. The amortized cost basis of loans on nonaccrual status is summarized as follows:

	December 31, 2022
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Commercial:
Commercial and industrial	$4	$52	$56	$26
PPP	4	3	7	1
Owner-occupied	13	11	24	1
Total commercial	21	66	87	28
Commercial real estate:
Term	—	14	14	2
Total commercial real estate	—	14	14	2
Consumer:
Home equity credit line	1	10	11	2
1-4 family residential	9	28	37	3
Total consumer loans	10	38	48	5
Total	$31	$118	$149	$35

	December 31, 2021
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Commercial:
Commercial and industrial	$30	$94	$124	$34
SBA PPP	2	1	3	—
Owner-occupied	37	20	57	3
Total commercial	69	115	184	37
Commercial real estate:
Term	6	14	20	3
Total commercial real estate	6	14	20	3
Consumer:
Home equity credit line	4	10	14	2
1-4 family residential	9	43	52	5
Bankcard and other revolving plans	—	1	1	1
Total consumer loans	13	54	67	8
Total	$88	$183	$271	$48
For accruing loans, interest is accrued and interest payments are recognized into interest income according to the contractual loan agreement. For nonaccruing loans, the accrual of interest is discontinued, any uncollected or accrued interest is reversed from interest income in a timely manner (generally within one month), and any payments received on these loans are not recognized into interest income, but are applied as a reduction to the principal outstanding. When the collectibility of the amortized cost basis for a nonaccrual loan is no longer in doubt, then interest payments may be recognized in interest income on a cash basis. For 2022 and 2021, there was no interest income recognized on a cash basis during the period the loans were on nonaccrual.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amount of accrued interest receivables reversed from interest income during the periods presented is summarized by loan portfolio segment as follows:

	Twelve Months Ended December 31,
(In millions)	2022	2021	2020

Commercial	$12	$15	$16
Commercial real estate	1	2	2
Consumer	—	—	1
Total	$13	$17	$19
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
Past-due loans (accruing and nonaccruing) are summarized as follows:

	December 31, 2022
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$16,148	$18	$14	$32	$16,180	$2	$44
PPP	183	6	8	14	197	2	1
Leasing	386	—	—	—	386	—	—
Owner-occupied	9,344	20	7	27	9,371	1	15
Municipal	4,361	—	—	—	4,361	—	—
Total commercial	30,422	44	29	73	30,495	5	60
Commercial real estate:
Construction and land development	2,511	2	—	2	2,513	—	—
Term	10,179	37	10	47	10,226	—	4
Total commercial real estate	12,690	39	10	49	12,739	—	4
Consumer:
Home equity credit line	3,369	5	3	8	3,377	—	6
1-4 family residential	7,258	9	19	28	7,286	—	16
Construction and other consumer real estate	1,161	—	—	—	1,161		—
Bankcard and other revolving plans	467	3	1	4	471	1	—
Other	124	—	—	—	124	—	—
Total consumer loans	12,379	17	23	40	12,419	1	22
Total	$55,491	$100	$62	$162	$55,653	$6	$86

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2021
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$13,822	$17	$28	$45	$13,867	$2	$91
PPP	1,813	35	7	42	1,855	5	—
Leasing	327	—	—	—	327	—	—
Owner-occupied	8,712	7	14	21	8,733	—	42
Municipal	3,658	—	—	—	3,658	—	—
Total commercial	28,332	59	49	108	28,440	7	133
Commercial real estate:
Construction and land development	2,757	—	—	—	2,757	—	—
Term	9,426	10	5	15	9,441	—	15
Total commercial real estate	12,183	10	5	15	12,198	—	15
Consumer:
Home equity credit line	3,008	4	4	8	3,016	—	10
1-4 family residential	6,018	6	26	32	6,050	—	24
Construction and other consumer real estate	638	—	—	—	638	—	—
Bankcard and other revolving plans	393	2	1	3	396	1	—
Other	112	1	—	1	113	—	—
Total consumer loans	10,169	13	31	44	10,213	1	34
Total	$50,684	$82	$85	$167	$50,851	$8	$182
1 Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is not expected.
Credit Quality Indicators
In addition to the nonaccrual and past due criteria, we also analyze loans using loan risk-grading systems, which vary based on the size and type of credit risk exposure. The internal risk-grades assigned to loans follow our definitions of Pass, Special Mention, Substandard, and Doubtful, which are consistent with published definitions of regulatory risk classifications.
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
There were no loans classified as Doubtful at both December 31, 2022, and December 31, 2021.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
For commercial and CRE loans with commitments greater than $1 million, we assign one of multiple grades within the Pass classification or one of the risk classifications described previously. We confirm our internal risk-grades quarterly, or as soon as we identify information that affects the credit risk of the loan.
For consumer loans and for commercial and CRE loans with commitments less than or equal to $1 million, we generally assign internal risk-grades similar to those described previously based on automated rules that depend on refreshed credit scores, payment performance, and other risk indicators. These are generally assigned either a Pass, Special Mention, or Substandard grade, and are reviewed as we identify information that might warrant a grade change.
The amortized cost basis of loans and leases categorized by year of origination and by credit quality classifications as monitored by management are summarized as follows:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2022
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2022	2021	2020	2019	2018	Prior			Total loans
Commercial:
Commercial and industrial
Pass	$3,363	$1,799	$864	$876	$293	$264	$8,054	$182	$15,695
Special Mention	1	2	10	52	1	2	50	—	118
Accruing Substandard	26	7	17	78	30	67	84	2	311
Nonaccrual	—	6	—	11	1	2	32	4	56
Total commercial and industrial	3,390	1,814	891	1,017	325	335	8,220	188	16,180
PPP
Pass	—	75	115	—	—	—	—	—	190
Nonaccrual	—	2	5	—	—	—	—	—	7
Total PPP	—	77	120	—	—	—	—	—	197
Leasing
Pass	160	71	47	66	18	19	—	—	381
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	5	—	—	5
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	160	71	47	66	18	24	—	—	386
Owner-occupied
Pass	2,157	2,285	1,143	874	654	1,679	187	74	9,053
Special Mention	1	15	5	8	3	16	1	—	49
Accruing Substandard	16	33	48	20	55	64	9	—	245
Nonaccrual	1	1	2	4	5	10	1	—	24
Total owner-occupied	2,175	2,334	1,198	906	717	1,769	198	74	9,371
Municipal
Pass	1,230	1,220	816	441	168	437	8	—	4,320
Special Mention	32	6	—	—	—	—	—	—	38
Accruing Substandard	—	—	—	—	—	3	—	—	3
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	1,262	1,226	816	441	168	440	8	—	4,361
Total commercial	6,987	5,522	3,072	2,430	1,228	2,568	8,426	262	30,495
Commercial real estate:
Construction and land development
Pass	548	671	455	81	2	2	617	96	2,472
Special Mention	1	1	—	—	—	—	—	—	2
Accruing Substandard	17	—	—	22	—	—	—	—	39
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	566	672	455	103	2	2	617	96	2,513
Term
Pass	2,861	2,107	1,686	1,012	666	1,229	276	112	9,949
Special Mention	39	21	11	—	4	1	—	—	76
Accruing Substandard	42	2	34	21	53	35	—	—	187
Nonaccrual	—	—	—	4	1	9	—	—	14
Total term	2,942	2,130	1,731	1,037	724	1,274	276	112	10,226
Total commercial real estate	3,508	2,802	2,186	1,140	726	1,276	893	208	12,739

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2022
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2022	2021	2020	2019	2018	Prior			Total loans
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	3,265	98	3,363
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	3	—	3
Nonaccrual	—	—	—	—	—	—	8	3	11
Total home equity credit line	—	—	—	—	—	—	3,276	101	3,377
1-4 family residential
Pass	1,913	1,503	1,024	638	381	1,788	—	—	7,247
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	2	—	—	2
Nonaccrual	—	2	2	4	3	26	—	—	37
Total 1-4 family residential	1,913	1,505	1,026	642	384	1,816	—	—	7,286
Construction and other consumer real estate
Pass	583	485	64	19	5	5	—	—	1,161
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	583	485	64	19	5	5	—	—	1,161
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	468	2	470
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	1	—	1
Nonaccrual	—	—	—	—	—	—	—	—	—
Total bankcard and other revolving plans	—	—	—	—	—	—	469	2	471
Other consumer
Pass	68	30	12	8	4	2	—	—	124
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	68	30	12	8	4	2	—	—	124
Total consumer	2,564	2,020	1,102	669	393	1,823	3,745	103	12,419
Total loans	$13,059	$10,344	$6,360	$4,239	$2,347	$5,667	$13,064	$573	$55,653

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2021
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2021	2020	2019	2018	2017	Prior			Total loans
Commercial:
Commercial and industrial
Pass	$2,561	$1,309	$1,179	$748	$354	$239	$6,594	$121	$13,105
Special Mention	4	17	9	12	1	3	128	1	175
Accruing Substandard	28	22	99	53	31	65	162	3	463
Nonaccrual	14	10	6	3	1	21	51	18	124
Total commercial and industrial	2,607	1,358	1,293	816	387	328	6,935	143	13,867
PPP
Pass	1,317	535	—	—	—	—	—	—	1,852
Nonaccrual	—	3	—	—	—	—	—	—	3
Total PPP	1,317	538	—	—	—	—	—	—	1,855
Leasing
Pass	46	74	70	64	42	19	—	—	315
Special Mention	—	1	4	1	1	—	—	—	7
Accruing Substandard	—	—	—	—	—	5	—	—	5
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	46	75	74	65	43	24	—	—	327
Owner-occupied
Pass	2,420	1,366	1,028	868	695	1,663	177	69	8,286
Special Mention	10	13	19	32	18	50	3	3	148
Accruing Substandard	14	24	41	47	24	79	13	—	242
Nonaccrual	—	4	14	9	9	20	1	—	57
Total owner-occupied	2,444	1,407	1,102	956	746	1,812	194	72	8,733
Municipal
Pass	1,303	963	553	250	327	220	3	—	3,619
Special Mention	—	—	—	—	—	25	—	—	25
Accruing Substandard	—	9	—	—	—	5	—	—	14
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	1,303	972	553	250	327	250	3	—	3,658
Total commercial	7,717	4,350	3,022	2,087	1,503	2,414	7,132	215	28,440
Commercial real estate:
Construction and land development
Pass	640	736	515	94	24	2	650	64	2,725
Special Mention	—	—	1	—	—	—	—	—	1
Accruing Substandard	—	3	28	—	—	—	—	—	31
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	640	739	544	94	24	2	650	64	2,757
Term
Pass	2,407	1,765	1,491	1,066	529	1,401	239	179	9,077
Special Mention	22	39	10	17	8	25	—	4	125
Accruing Substandard	9	9	44	77	14	64	—	2	219
Nonaccrual	—	1	5	1	—	13	—	—	20
Total term	2,438	1,814	1,550	1,161	551	1,503	239	185	9,441
Total commercial real estate	3,078	2,553	2,094	1,255	575	1,505	889	249	12,198

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2021
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2021	2020	2019	2018	2017	Prior			Total loans
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	2,903	96	2,999
Special Mention	—	—	—	—	—	—	1	—	1
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	7	7	14
Total home equity credit line	—	—	—	—	—	—	2,913	103	3,016
1-4 family residential
Pass	1,391	1,021	728	484	681	1,691	—	—	5,996
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	1	—	—	1	—	—	2
Nonaccrual	—	3	3	3	9	34	—	—	52
Total 1-4 family residential	1,391	1,024	732	487	690	1,726	—	—	6,050
Construction and other consumer real estate
Pass	295	232	73	27	4	7	—	—	638
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	295	232	73	27	4	7	—	—	638
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	391	3	394
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	1	—	1
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	393	3	396
Other consumer
Pass	58	23	17	9	4	2	—	—	113
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	58	23	17	9	4	2	—	—	113
Total consumer	1,744	1,279	822	523	698	1,735	3,306	106	10,213
Total loans	$12,539	$8,182	$5,938	$3,865	$2,776	$5,654	$11,327	$570	$50,851
Modified and Restructured Loans
Loans may be modified in the normal course of business for competitive reasons or to strengthen our collateral position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which we have granted a concession that we would not otherwise consider, are reported as TDRs.
We consider many factors in determining whether to agree to a loan modification involving concessions, and we seek a solution that will both minimize potential loss to us and attempt to help the borrower. We evaluate

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Information on TDRs, including their amortized cost on an accruing and nonaccruing basis by loan class, and by modification type, is summarized in the following schedules:

	December 31, 2022
	Amortized cost basis resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other[1]	Multiple modification types[2]	Total
Accruing
Commercial:
Commercial and industrial	$1	$12	$—	$—	$9	$28	$50
Owner-occupied	—	1	—	2	13	12	28
Municipal	—	—	—	—	—	—	—
Total commercial	1	13	—	2	22	40	78
Commercial real estate:
Construction and land development	—	—	—	—	—	8	8
Term	1	27	—	27	28	1	84
Total commercial real estate	1	27	—	27	28	9	92
Consumer:
Home equity credit line	—	1	4	—	—	1	6
1-4 family residential	2	1	2	—	1	15	21
Total consumer loans	2	2	6	—	1	16	27
Total accruing	$4	$42	$6	$29	$51	$65	$197
Nonaccruing
Commercial:
Commercial and industrial	$—	$—	$—	$3	$9	$3	$15
Owner-occupied	4	—	—	—	—	4	8
Total commercial	4	—	—	3	9	7	23
Commercial real estate:
Term	—	10	—	—	—	—	10
Total commercial real estate	—	10	—	—	—	—	10
Consumer:
Home equity credit line	—	—	1	—	—	—	1
1-4 family residential	—	1	—	—	1	2	4
Total consumer loans	—	1	1	—	1	2	5
Total nonaccruing	4	11	1	3	10	9	38
Total	$8	$53	$7	$32	$61	$74	$235
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

	December 31, 2021
	Amortized cost basis resulting from the following modification types:
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
Unfunded lending commitments on TDRs totaled $7 million and $10 million at December 31, 2022 and December 31, 2021, respectively.
The total amortized cost of all TDRs in which interest rates were modified below market was $63 million at December 31, 2022, and $100 million at December 31, 2021. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the years ended December 31, 2022 and 2021 was not significant.
On an ongoing basis, we monitor the performance of all TDRs according to their restructured terms. Subsequent payment default is defined in terms of delinquency, when principal or interest payments are past due 90 days or more for commercial loans, or 60 days or more for consumer loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amortized cost of accruing and nonaccruing TDRs that had a payment default during the year ended December 31, 2022 and December 31, 2021, which were still in default at period end, and were within 12 months or less of being modified as TDRs was approximately $10 million and $3 million, respectively.
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
Select information on loans for which the repayment is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulties, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

	December 31, 2022
(In millions)	Amortized Cost	Major Types of Collateral	Weighted Average LTV[1]
Commercial:
Owner-occupied	$2	Land, Warehouse	29%
Commercial real estate:
Term	1	Multi-family	55%
Consumer:
Home equity credit line	1	Single family residential	13%
1-4 family residential	3	Single family residential	41%
Total	$7

	December 31, 2021
(In millions)	Amortized Cost	Major Types of Collateral	Weighted Average LTV[1]
Commercial:
Commercial and industrial	$27	Corporate assets, Single family residential	55%
Owner-occupied	11	Office building	40%
Commercial real estate:
Term	2	Multi-family, Retail	28%
Consumer:
Home equity credit line	5	Single family residential	45%
1-4 family residential	2	Single family residential	35%
Total	$47
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
At December 31, 2022, and December 31, 2021, we did not have any foreclosed residential real estate property. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $10 million for both periods.
7.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives for Using Derivatives
Our primary objective for using derivatives is to manage risks, primarily interest rate risk. We use derivatives to manage volatility in interest income, interest expense, earnings, and capital by adjusting our interest rate sensitivity to minimize the impact of fluctuations in interest rates. Derivatives are used to stabilize forecasted interest income from variable-rate assets and to modify the coupon or the duration of fixed-rate financial assets or liabilities as we consider advisable. We also assist customers with their risk management needs through the use of derivatives.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Derivatives Related to Interest Rate Risk Management — When we use derivatives as hedges, either for economic or accounting purposes, it is done only to manage identified risks. We apply hedge accounting to certain derivatives executed for risk management purposes. However, we do not apply hedge accounting to all the derivatives involved in our risk management activities. Derivatives not designated as accounting hedges are not speculative and are used to economically manage our exposure to interest rate movements, including offsetting customer-facing derivatives. These derivatives either do not require the use of hedge accounting for their economic impact to be appropriately reflected in our financial statements or they do not meet the strict hedge accounting requirements.
Derivatives Related to Customers — We provide certain borrowers access to over-the-counter interest rate derivatives, which we generally offset with interest rate derivatives executed with dealers or central clearing houses. Other interest rate derivatives that we provide to customers, or use for our own purposes, include mortgage rate locks and forward sale loan commitments. We also provide commercial customers with short-term foreign currency spot trades or forward contracts with maturities that are typically 90 days or less. These trades are also largely offset by foreign currency trades with closely matching terms executed with other dealer counterparties or central clearing houses.
Accounting for Derivatives
We record all derivatives at fair value, and they are presented on the consolidated balance sheet in “Other assets” or “Other liabilities,” regardless of the accounting designation of each derivative. We enter into International Swaps and Derivatives Association, Inc. (“ISDA”) master netting agreements, or similar agreements, with substantially all derivative counterparties. Where legally enforceable, these master netting agreements give us, in the event of default or the triggering of other specified contingent events by the counterparty, the right to use cash or liquidate securities held as collateral and to offset receivables and payables with the same counterparty. For purposes of the Consolidated Balance Sheet, we report all derivatives on a gross fair value basis (i.e., we do not offset derivative assets and liabilities and cash collateral held with the same counterparty where we have a legally enforceable master netting agreement). Note 3 discusses the process to estimate fair value for derivatives. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting accounting designation. Derivatives used to hedge the exposure to changes in the fair value of assets, liabilities, or firm commitments attributable to interest rates or other eligible risks, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Changes in the fair value of derivatives that are not part of designated fair value or cash flow hedging relationships are recorded in current period earnings.
Fair Value Hedges — We generally use interest rate swaps designated as fair value hedges to hedge changes in the fair value of fixed-rate assets and liabilities for specific risks (e.g., interest rate risk resulting from changes in a benchmark interest rate). We use both pay-fixed, receive-floating and received-fixed, pay-floating interest rate swaps to effectively convert the fixed-rate assets and liabilities to floating rates. In qualifying fair value hedges, changes in value of the derivative hedging instrument are recognized in current period earnings in the same line item affected by the hedged item. Similarly, the periodic changes in value of the hedged item, for the risk being hedged, are recognized in current period earnings, thereby offsetting all, or a significant majority, of the change in the value of the derivative hedging instrument. Interest accruals on both the derivative hedging instrument and the hedged item are recorded in the same line item, effectively converting the designated fixed-rate assets or liabilities to a floating rate. Generally, the designated risk being hedged in all of our fair value hedges is the change in fair value of the LIBOR (or alternative rate) benchmark swap rate component of the contractual coupon cash flows of the fixed-rate assets or liabilities. The swaps are structured to match the critical terms of the hedged items, maximizing the economic (and accounting) effectiveness of the hedging relationships and resulting in the expectation that the swaps will be highly effective as a hedging instrument. All interest rate swaps designated as fair value hedges were highly effective and met all other requirements to remain designated and part of qualifying hedge accounting relationships as of the balance sheet date.
Fair Value Hedges of Liabilities — At December 31, 2022, we had one receive-fixed interest rate swap with a notional amount of $500 million designated in a qualifying fair value hedge relationship of fixed-rate debt. The receive-fixed interest rate swap effectively converts the interest on our fixed-rate debt to floating. During 2022,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
approximately $1 million of unamortized debt basis adjustments related to previously terminated fair value hedges of debt was amortized as a decrease to interest expense. We have no remaining unamortized debt basis adjustments from previously designated fair value hedges remaining.
Fair Value Hedges of Assets — We hedge certain newly acquired fixed-rate AFS securities using pay-fixed, receive-floating interest rate swaps, effectively converting the fixed coupon to a floating-rate on the hedged portion of the securities. We have $10 million of cumulative unamortized basis adjustments from previous fair value hedging relationships, which will continue to be amortized as an adjustment to interest income through the end of 2050, thereby increasing the effective interest rate recognized on these securities. At December 31, 2022, we had qualifying fair value hedging relationships of fixed-rate AFS securities being hedged by pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $1.2 billion (inclusive of forward starting swaps).
Cash Flow Hedges — For derivatives designated and qualifying as cash flow hedges, as long as the hedging relationship continues to qualify for hedge accounting, the entire change in the fair value of the hedging instrument is recorded in OCI and recognized in earnings as the hedged transaction affects earnings. Ineffectiveness is not measured or separately disclosed. Derivative amounts affecting earnings are recognized in the same line item as the hedged transactions. We may use interest rate swaps, options, or a combination of options in our cash flow hedging strategy to eliminate or reduce the variability of interest receipts on floating-rate commercial loans due to changes in any separately identifiable and reliably measurable contractual interest rate index.
At December 31, 2022, we had receive-fixed interest rate swaps with an aggregate notional amount of $7.6 billion designated as cash flow hedges of the variability of interest receipts on floating-rate commercial loans due to changes in the LIBOR swap rate. At December 31, 2022, we have $410 million of net deferred losses in AOCI from active cash flow hedges. There were no amounts deferred in AOCI for terminated cash flow hedges as of December 31, 2022. Amounts deferred in AOCI from cash flow hedges are expected to be fully reclassified to interest income by the third quarter of 2027.
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
Collateral and Credit Risk
Credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred during 2022 as a result of counterparty nonperformance. We reduce our counterparty exposure for derivative contracts by centrally clearing all eligible derivatives and by executing dealer-facing derivative transactions with well-capitalized financial institutions.
For those derivatives that are not centrally cleared, the counterparties are typically financial institutions or our customers. For those that are financial institutions, as noted above, we manage our credit exposure through the use of a Credit Support Annex (“CSA”) to an ISDA master agreement with each counterparty. Eligible collateral types are documented by the CSA and controlled under our general credit policies. Collateral balances are typically monitored on a daily basis. A valuation haircut policy reflects the fact that collateral may fall in value between the date the collateral is called and the date of liquidation or enforcement. At December 31, 2022, all of our collateral held as credit risk mitigation under a CSA was cash.
We offer interest rate swaps to our customers to assist them in managing their exposure to changing interest rates. Upon issuance, all of these customer swaps are immediately offset through closely matching derivative contracts to

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
minimize our interest rate risk exposure resulting from such transactions. Fee income from customer swaps is recorded in “Capital markets and foreign exchange fees” on the consolidated statement of income.
We manage the credit risk associated with customer nonperformance through additional underwriting that includes modeling the credit risk exposure for the swap, shared collateral and guarantee protection applicable to the loan and credit approvals, limits, and monitoring procedures. We measure counterparty credit risk through the calculation of a CVA that captures the value of both the nonperformance risk that we have to our customers and that they have to us. Periodic changes in the net CVA are recorded in current period earnings in “Fair value and nonhedge derivative income or loss” on the consolidated statement of income.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position. Certain derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. However, in past situations, not all counterparties have demanded that additional collateral be pledged when provided for by the contractual terms. At December 31, 2022, the fair value of our derivative liabilities was $451 million, for which we were required to pledge cash collateral of approximately $152 million in the normal course of business. If our credit rating were downgraded one notch by either Standard and Poor’s (“S&P”) or Moody’s at December 31, 2022, there would likely be no additional collateral required to be pledged. Derivatives that are centrally cleared do not have credit-risk-related features that require additional collateral if our credit rating were downgraded.
Derivative Amounts
The following schedule presents derivative notional amounts and recorded gross fair values at December 31, 2022 and 2021.

	December 31, 2022			December 31, 2021
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets:
Purchased interest rate floors	$—	$—	$—	$—	$—	$—
Receive-fixed interest rate swaps	7,633	—	1	6,883	—	—
Fair value hedges:
Debt hedges: Receive-fixed interest rate swaps	500	—	—	500	—	—
Asset hedges: Pay-fixed interest rate swaps [1]	1,228	84	—	479	10	—
Total derivatives designated as hedging instruments	9,361	84	1	7,862	10	—
Derivatives not designated as hedging instruments:
Customer interest rate derivatives [2]	13,670	296	443	13,174	200	48
Other interest rate derivatives	862	—	—	1,286	6	1
Foreign exchange derivatives	605	6	7	288	3	2
Total derivatives not designated as hedging instruments	15,137	302	450	14,748	209	51
Total derivatives	$24,498	$386	$451	$22,610	$219	$51
1 The notional amount includes forward starting swaps that are not yet effective.
2 Customer interest rate derivatives include both customer-facing derivatives and the offsetting, dealer-facing derivatives. Customer interest rate derivatives include a net CVA of $13 million and $3 million, reducing the fair value amount at December 31, 2022, and December 31, 2021, respectively. These adjustments are required to reflect both our nonperformance risk and that of the respective counterparty.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amount of derivative gains (losses) from cash flow and fair value hedges that was deferred in OCI or recognized in earnings for year ended December 31, 2022 and 2021 is shown in the schedules below.

	Year Ended December 31, 2022
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Excluded components deferred in AOCI (amortization approach)	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness / AOCI reclass due to missed forecast
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$—	$2	$—	$—
Interest rate swaps	(437)	—	(29)	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	(1)	—
Basis amortization on terminated hedges [2,3]	—	—	—	1	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	—	4	(1)
Basis amortization on terminated hedges [2,3]	—	—	—	—	—
Total derivatives designated as hedging instruments	$(437)	$—	$(27)	$4	$(1)

	Year Ended December 31, 2021
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Excluded components deferred in AOCI (amortization approach)	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness / AOCI reclass due to missed forecast
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$—	$11	$—	$—
Interest rate swaps	(34)	—	51	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	—	8	—
Basis amortization on terminated hedges [2,3]	—	—	—	10	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	—	(3)	—
Basis amortization on terminated hedges [2,3]	—	—	—	—	—
Total derivatives designated as hedging instruments	$(34)	$—	$62	$15	$—
Note: These schedules are not intended to present at any given time our long/short position with respect to our derivative contracts.
1 For the 12 months following December 31, 2022, we estimate that $205 million of net losses will be reclassified from AOCI into interest income, compared with an estimate of $32 million at December 31, 2021.
2 Adjustment to interest income or expense resulting from the amortization of the basis adjustment from previously terminated hedging relationships.
3The cumulative unamortized basis adjustment from previously terminated or redesignated fair value hedges at December 31, 2022 was zero and $10 million of terminated fair value debt and asset hedges, respectively, compared with $1 million and $7 million at December 31, 2021. The amortization of the cumulative unamortized basis adjustment from asset hedges is not shown in the schedules because it is not significant.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amount of gains (losses) recognized from derivatives not designated as accounting hedges is summarized as follows:

	Other Noninterest Income/(Expense)
(In millions)	2022	2021
Derivatives not designated as hedging instruments:
Customer interest rate derivatives	$43	$34
Other interest rate derivatives	—	(12)
Foreign exchange derivatives	29	27
Total derivatives not designated as hedging instruments	$72	$49
The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented.

	Gain/(loss) recorded in income
	Twelve Months Ended December 31, 2022			Twelve Months Ended December 31, 2021
(In millions)	Derivatives [2]	Hedged items	Total income statement impact	Derivatives [2]	Hedged items	Total income statement impact

Debt: Receive-fixed interest rate swaps [1,2]	$(79)	$79	$—	$(30)	$30	$—
Assets: Pay-fixed interest rate swaps [1,2]	224	(225)	(1)	23	(23)	—
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
The following schedule provides information regarding basis adjustments for hedged items.

	Par value of hedged assets/(liabilities)		Carrying amount of the hedged assets/(liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities)
(In millions)	2022	2021	2022	2021	2022	2021

Long-term fixed-rate debt [1,2]	$(500)	$(500)	$(435)	$(507)	$65	$(7)
Fixed-rate AFS securities [1,2]	1,228	479	962	435	(266)	(44)
1 Carrying amounts displayed above exclude (1) issuance and purchase discounts or premiums, (2) unamortized issuance and acquisition costs, and (3) amounts related to terminated fair value hedges.
8. LEASES
We have operating and finance leases for branches, corporate offices, and data centers. At December 31, 2022, we had 416 branches, of which 277 are owned and 139 are leased. We lease our headquarters in Salt Lake City, Utah. The remaining maturities of our lease commitments range from the year 2023 to 2062, and some lease arrangements include options to extend or terminate the leases.
All leases with lease terms greater than twelve months are reported as a lease liability with a corresponding ROU asset. We present ROU assets for operating leases and finance leases on the consolidated balance sheet in “Other assets,” and “Premises, equipment and software, net,” respectively. The corresponding liabilities for those leases are presented in “Other liabilities,” and “Long-term debt.”
ROU assets and related lease liabilities reflect the present value of the future minimum lease payments over the lease term at commencement date. Because most of our leases do not provide an implicit rate, we use our secured incremental borrowing rate that is commensurate with the lease term when calculating the present value of future

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
payments. The ROU asset also reflects any lease prepayments, initial direct costs, amortization, and certain nonlease components, such as maintenance, utilities or tax payments. Our lease terms incorporate options to extend or terminate the lease when it is reasonably certain that we will exercise these options.
The following schedule presents ROU assets and lease liabilities with associated weighted average remaining life and discount rate:

	December 31,
(Dollar amounts in millions)	2022	2021
Operating leases
ROU assets, net of amortization	$173	$195
Lease liabilities	198	222
Finance leases
ROU assets, net of amortization	4	4
Lease liabilities	4	4
Weighted average remaining lease term (years)
Operating leases	8.4	8.5
Finance leases	17.4	18.3
Weighted average discount rate
Operating leases	2.9%	2.8%
Finance leases	3.1%	3.1%
Additional information related to lease expense is presented below:

	Year Ended December 31,
(In millions)	2022	2021	2020
Lease expense:
Operating lease expense	$46	$47	$49
Other expenses associated with operating leases [1]	51	50	49
Total lease expense	$97	$97	98

Related cash disbursements for operating leases	$50	$50	$51
1 Other expenses primarily relate to property taxes and building and property maintenance.
ROU assets related to new leases totaled $7 million and $1 million at December 31, 2022 and 2021, respectively.
The following schedule presents the total contractual undiscounted lease payments for operating lease liabilities by expected due date for each of the next five years:

(In millions)	Total undiscounted lease payments

2023	$47
2024	39
2025	29
2026	24
2027	15
Thereafter	75
Total	$229
We enter into certain lease agreements where we are the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which we occupy portions of the building. Operating lease income was $14 million, $13 million, and $12 million during 2022, 2021, and 2020, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We originated equipment leases, considered to be sales-type leases or direct-financing leases, totaling $386 million and $327 million at December 31, 2022 and 2021, respectively. We recorded income of $12 million, $11 million, and $13 million on these leases during 2022, 2021, and 2020, respectively.
9.    PREMISES, EQUIPMENT, AND SOFTWARE
Net premises, equipment, and software are summarized as follows:

(In millions)	December 31,
	2022	2021

Land	$264	$265
Buildings	943	868
Furniture and equipment	346	378
Leasehold improvements	151	168
Software	730	664
Total premises, equipment, and software [1]	2,434	2,343
Less accumulated depreciation and amortization	1,026	1,024
Net book value	$1,408	$1,319
1 The totals for 2022 and 2021 include $298 million and $348 million, respectively, of costs that have been capitalized, but are not yet depreciating because the respective assets have not been placed in service.
10.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is recorded at fair value at the time of its acquisition and is subsequently evaluated for impairment annually as of October 1, or more frequently if events or circumstances indicate that impairment may exist. Based on the annual impairment evaluation conducted in 2022 and 2021, there was no goodwill impairment present in any of our operating segments.
The following schedule presents the carrying amount of goodwill for our business segments with goodwill, as well as the balance of our core deposits and other intangible assets, net of related accumulated amortization:

	December 31,
(In millions)	2022	2021
Goodwill:
Amegy	$615	$615
CB&T	379	379
Zions Bank	20	20
Nevada State Bank	13	—
Total goodwill	$1,027	$1,014
Core deposits and other intangibles, net of accumulated amortization	38	1
Total goodwill and intangibles	$1,065	$1,015
The increase in goodwill is due to the NSB purchase of three Northern Nevada City National Bank branches and their associated deposit, credit card, and loan accounts in July 2022. The increase in other intangible assets was driven largely from an acquisition of intellectual property from one of our operating partners that offers compliance and other support services to pharmacies and healthcare providers.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
11.    DEPOSITS
The following schedule presents our deposits by category:

	December 31,
(Dollar amounts in millions)	2022	2021

Noninterest-bearing demand	$35,777	$41,053
Interest-bearing:
Savings and money market	33,566	40,114
Time	2,309	1,622
Total deposits	$71,652	$82,789
At December 31, 2022, the aggregate amount of all time deposits by maturity were as follows:

(In millions)	Amount

2023	$2,038
2024	145
2025	64
2026	36
2027	25
Thereafter	1
Total	$2,309
The scheduled maturities of time deposits that exceed $250,000 were as follows:

(In millions)	December 31, 2022

Three months or less	$106
After three months through six months	87
After six months through twelve months	263
After twelve months	71
Total	$527
Nonbrokered time deposits that meet or do not exceed the current Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 were $1.8 billion and $1.0 billion at December 31, 2022 and 2021, respectively. Deposit overdrafts reclassified as loan balances were $21 million and $8 million at December 31, 2022 and 2021, respectively.
12.    SHORT-TERM BORROWINGS
The following schedule presents selected information for FHLB advances and other short-term borrowings:

(Dollar amounts in millions)	2022	2021
Federal Home Loan Bank advances
Average amount outstanding	$1,257	$—
Average rate	3.67%	—%
Highest month-end balance	$7,100	$—
Year-end balance	7,100	—
Average rate on outstanding advances at year-end	4.43%	—%
Other short-term borrowings, year-end balances
Federal funds purchased	$232	$421
Security repurchase agreements	2,898	228
Securities sold, not yet purchased	187	254
Total federal funds and other short-term borrowings	$10,417	$903

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We may borrow from the FHLB under lines of credit that are secured by blanket pledge arrangements. We maintain unencumbered collateral with carrying amounts adjusted for the types of collateral pledged, equal to at least 100% of the outstanding advances. At December 31, 2022, the amount of collateral pledged and available for FHLB borrowings was approximately $9.4 billion. We may also borrow from the Federal Reserve based on the amount of collateral pledged. At December 31, 2022, the amount of collateral pledged and available for Federal Reserve borrowings was approximately $4.0 billion.
Federal funds purchased and security repurchase agreements generally mature in less than 30 days. We execute overnight repurchase agreements with sweep accounts in conjunction with a master repurchase agreement. When this occurs, securities under our control are pledged and interest is paid on the collected balance of the customers’ accounts. For the nonsweep overnight and term repurchase agreements, securities are transferred to the applicable counterparty. In certain instances, the counterparty is contractually entitled to sell or repledge securities accepted as collateral. Of the total security repurchase agreements at December 31, 2022, nearly all were overnight term accounts.
13.    LONG-TERM DEBT
Long-term debt is summarized as follows:

	December 31,
(In millions)	2022	2021

Subordinated notes	$519	$590
Senior notes	128	418
Finance lease obligations	4	4
Total	$651	$1,012
The carrying values presented above include the par value of the debt, adjusted for any unamortized premium or discount, unamortized debt issuance costs, and fair value hedge basis adjustments. The overall decrease in long-term debt from the prior year was primarily due to the redemption of $290 million of senior notes during the first quarter of 2022.
During 2020, we terminated two receive-fixed interest rate swaps designated as hedges on senior notes, resulting in one outstanding receive-fixed interest rate swap designated as a hedge on a $500 million subordinated note with an interest rate of 3.25% at December 31, 2022. The outstanding swap constitutes a qualifying fair value hedging relationship. The terminated interest rate swaps adjusted the carrying value of the notes and this adjustment is amortized into earnings until the original maturity date. See Note 7 for more information on derivatives designated as qualifying hedges.
Subordinated Notes
The following schedule presents our subordinated notes outstanding at December 31, 2022:

(Dollar amounts in millions)	Subordinated notes
Coupon rate	Balance	Par amount	Maturity

6.95%	$88	$88	September 2028
3.25%	431	500	October 2029
Total	$519	$588
The 6.95% subordinated notes are unsecured, with interest payable quarterly; the earliest redemption date for these notes is September 15, 2023, after which the interest rate changes to an annual floating rate equal to 3mL+3.89%. The 3.25% subordinated notes are unsecured, interest is payable semi-annually, and the earliest redemption date is July 29, 2029.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Senior Notes
The following schedule presents our senior notes outstanding at December 31, 2022:

(Dollar amounts in millions)	Senior notes
Coupon rate	Balance	Par amount	Maturity

4.50%	$128	$128	June 2023
The senior notes are unsecured, with interest payable semi-annually. They were issued under a shelf registration filed with the Securities and Exchange Commission (“SEC”). In February 2022, we redeemed $290 million of the 4-year, 3.35% senior notes on the contractual call date one month prior to final maturity.
Maturities of Long-term Debt
The following schedule presents our long-term debt by maturity for each of the next five years:

(In millions)	Amount [1]

2023	$128
2024	—
2025	—
2026	—
2027	—
Thereafter	587
Total	$715
1 Does not include basis adjustments related to terminated or active fair value hedges.
14.    SHAREHOLDERS’ EQUITY
Preferred Stock
We have 4.4 million authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share, or $25 per depositary share. Except for Series I and J, all preferred shares were issued in the form of depositary shares, with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. All preferred shares are registered with the SEC. In addition, Series A and G preferred shares are listed and traded on the NASDAQ Global Select Market.
Preferred shareholders generally receive asset distributions before common shareholders; however, preferred shareholders have only limited voting rights. Preferred stock dividends reduce earnings applicable to common shareholders and are paid on the 15th day of the months indicated in the following schedule. Dividends are approved by the Board.
The preferred shares are redeemable at our option after the expiration of any applicable redemption restrictions. The redemption amount is computed at the per share liquidation preference plus any declared but unpaid dividends. Redemptions are subject to certain regulatory provisions including satisfying well-capitalized minimum requirements.
During the second quarter of 2021, we redeemed the outstanding shares of our 5.75% Series H Non-Cumulative Perpetual Preferred Stock at par value, resulting in a $126 million decrease of preferred stock. There were no additional fees or premium paid associated with the redemption.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule summarizes key aspects of our preferred stock:

(Dollar amounts in millions)	Carrying value at December 31,		Shares at December 31, 2022			Dividends payable	Earliest redemption date	Rate following earliest redemption date	Dividends payable after rate change
	2022	2021	Authorized	Outstanding	Rate
								(when applicable)
Series A	$67	$67	140,000	66,139	> of 4.0% or 3mL+0.52%	Qtrly Mar, Jun, Sep, Dec	Dec 15, 2011
Series G	138	138	200,000	138,390	6.3%	Qtrly Mar, Jun, Sep, Dec	Mar 15, 2023	annual float-ing rate = 3mL+4.24%
Series I	99	99	300,893	98,555	5.8%	Semi-annually Jun, Dec	Jun 15, 2023	annual float-ing rate = 3mL+3.8%	Qtrly Mar, Jun, Sep, Dec
Series J	136	136	195,152	136,368	7.2%	Semi-annually Mar, Sep	Sep 15, 2023	annual float-ing rate = 3mL+4.44%	Qtrly Mar, Jun, Sep, Dec
Total	$440	$440
Common Stock
Our common stock is traded on the NASDAQ Global Select Market. At December 31, 2022, there were 148.7 million shares of $0.001 par common stock outstanding. The balance of common stock and additional paid-in-capital was $1.8 billion at December 31, 2022, and decreased $174 million, or 9%, primarily as a result of common stock repurchases.
During 2022, we repurchased 3.6 million shares of common shares outstanding with a fair value of $200 million at an average price of $56.13 per share. During 2021, we repurchased 13.5 million shares of common shares outstanding with a fair value of $800 million at an average price of $59.27 per share. In February 2023, we repurchased 946,644 common shares outstanding for $50 million at an average price of $52.82.
Accumulated Other Comprehensive Income
AOCI decreased $3.0 billion to a loss of $3.1 billion at December 31, 2022, primarily due to the decline in the fair value of AFS securities as a result of increases in benchmark interest rates.
During the fourth quarter of 2022, we transferred approximately $10.7 billion fair value ($13.1 billion amortized cost) of mortgage-backed AFS securities to the HTM category to reflect our intent for these securities. The amortized cost basis of these securities does not include $2.4 billion of unrealized losses in AOCI that is amortized over the life of the securities. The amortization of the unrealized losses reported in AOCI will offset the effect of the accretion of the discount in interest income that is created by adjusting the amortized cost basis to the securities’ fair value on the date of the transfer.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Changes in AOCI by component are as follows:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
2022
Balance at December 31, 2021	$(78)	$—	$(2)	$(80)
Other comprehensive loss before reclassifications, net of tax	(2,722)	(332)	1	(3,053)
Amounts reclassified from AOCI, net of tax	—	21	—	21
Other comprehensive loss	(2,722)	(311)	1	(3,032)
Balance at December 31, 2022	$(2,800)	$(311)	$(1)	$(3,112)
Income tax benefit included in other comprehensive loss	$(888)	$(101)	$—	$(989)
2021
Balance at December 31, 2020	$258	$69	$(2)	$325
Other comprehensive loss before reclassifications, net of tax	(336)	(23)	—	(359)
Amounts reclassified from AOCI, net of tax	—	(46)	—	(46)
Other comprehensive loss	(336)	(69)	—	(405)
Balance at December 31, 2021	$(78)	$—	$(2)	$(80)
Income tax benefit included in other comprehensive loss	$(109)	$(22)	$—	$(131)

				Statement of Income (SI)
(In millions)	Amounts reclassified from AOCI [1]
Details about AOCI components	2022	2021	2020		Affected line item

Net unrealized gains (losses) on derivative instruments	$(27)	$61	$47	SI	Interest and fees on loans
Income tax expense (benefit)	(6)	15	11
	$(21)	$46	$36
Amortization of net actuarial loss [2]	$—	$—	$(28)	SI	Other noninterest expense
Income tax expense (benefit)	—	—	(7)
	$—	$—	$(21)
1 Positive reclassification amounts indicate increases to earnings in the statement of income.
2 There was no amortization of net actuarial loss in 2021 and 2022 due to the termination of pension plan in 2020.
Deferred Compensation
Deferred compensation consists of invested assets, including our common stock, which are held in rabbi trusts for certain employees and directors. The cost of our common stock was approximately $14 million and $13 million at December 31, 2022 and 2021, respectively. We consolidate the rabbi trust assets and liabilities and include them in “Other assets” and “Other liabilities” on the consolidated balance sheet. At December 31, 2022 and 2021, total invested assets were approximately $114 million and $138 million, and total obligations were approximately $128 million and $151 million, respectively.
15.    REGULATORY MATTERS
We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Required capital levels are also subject to judgmental review by regulators. At December 31, 2022 and 2021, we exceeded all capital adequacy requirements under the Basel III capital rules.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and ratios of Total capital, Tier 1 capital (as defined in the regulations), and common equity Tier 1 (“CET1”) to risk-weighted assets, and Tier 1 capital to average assets (Tier 1 leverage ratio). “Well-capitalized” levels are also published as a guideline to evaluate capital positions. At December 31, 2022 and 2021, all of our capital ratios exceeded the “well-capitalized” levels under the regulatory framework for prompt corrective action.
Dividends declared by us may not exceed specified criteria unless otherwise approved by our regulators. When determining dividends, we consider current and historical earning levels, retained earnings, and risk-based and other regulatory capital requirements and limitations.
Our internal stress tests seek to comprehensively measure all risks to which we are exposed, the losses that could result from those risk exposures under adverse scenarios, and our resulting capital levels. These stress tests have both a qualitative and a quantitative component. The qualitative component evaluates our risk identification processes, stress risk modeling, policies, capital planning, governance processes, and other components of a capital adequacy process. The quantitative process subjects our balance sheet and other risk characteristics to stress testing by using our own models.
Our capital amounts and ratios under Basel III at December 31, 2022 and 2021 are as follows:

(Dollar amounts in millions)	December 31, 2022		To be well-capitalized
	Amount	Ratio	Amount	Ratio
Basel III Regulatory Capital Amounts and Ratios
Common equity tier 1 capital (to risk-weighted assets)	$6,481	9.8%	$4,297	6.5%
Tier 1 capital (to risk-weighted assets)	6,921	10.5	5,289	8.0
Total capital (to risk-weighted assets)	8,077	12.2	6,611	10.0
Tier 1 leverage ratio	6,921	7.7	4,472	5.0

	December 31, 2021		To be well-capitalized
(Dollar amounts in millions)	Amount	Ratio	Amount	Ratio
Basel III Regulatory Capital Amounts and Ratios
Common equity tier 1 capital (to risk-weighted assets)	$6,068	10.2%	$3,874	6.5%
Tier 1 capital (to risk-weighted assets)	6,508	10.9	4,768	8.0
Total capital (to risk-weighted assets)	7,652	12.8	5,960	10.0
Tier 1 leverage ratio	6,508	7.2	4,546	5.0
The Basel III capital rules require us to maintain certain minimum capital ratios, as well as a 2.5% “capital conservation buffer,” which is designed to absorb losses during periods of economic stress, composed entirely of CET1, and in excess of the minimum risk-based capital ratios. The following schedule presents the minimum capital ratios and capital conservation buffer requirements, compared with our capital ratios at December 31, 2022.

	December 31, 2022
	Minimum capital requirement	Capital conservation buffer	Minimum capital ratio requirement with capital conservation buffer	Current capital ratio

CET1 to risk-weighted assets	4.5%	2.5%	7.0%	9.8%
Tier 1 capital (i.e., CET1 plus additional Tier 1 capital) to risk-weighted assets	6.0	2.5	8.5	10.5
Total capital (i.e., Tier 1 capital plus Tier 2 capital) to risk-weighted assets	8.0	2.5	10.5	12.2
Financial institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer may face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. Our internal triggers and limits under actual conditions and baseline projections are more restrictive than the capital conservation buffer requirements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Contractual amounts related to off-balance sheet financial instruments used to meet the financing needs of our customers are as follows:

	December 31,
(In millions)	2022	2021

Unfunded lending commitments [1]	$29,628	$25,797
Standby letters of credit:
Financial	667	597
Performance	184	245
Commercial letters of credit	11	22
Mortgage-backed security purchase agreements [2]	23	1
Total unfunded commitments	$30,513	$26,662
1 Net of participations.
2 Represents agreements with Farmer Mac to purchase securities backed by certain agricultural mortgage loans.
Loan commitments are agreements to lend to a customer subject to specified conditions. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The amount of collateral obtained, if deemed necessary by us upon extension of credit, is based on our initial credit evaluation of the counterparty. Types of collateral vary, but may include accounts receivable, inventory, property, plant and equipment, and income-producing properties.
While making loan commitments creates credit risk, a significant portion of such commitments is expected to expire without being drawn upon. At December 31, 2022, we had $7.7 billion of commitments scheduled to expire in 2023. We use the same credit policies and procedures in making loan commitments and conditional obligations as we do for on-balance sheet instruments. These policies and procedures include credit approvals, limits, and ongoing monitoring.
We issue standby and commercial letters of credit as conditional commitments generally to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Standby letters of credit include commitments of $851 million expiring in 2023. The credit risk involved in issuing letters of credit is equivalent to the risk involved in extending credit to customers. We generally hold marketable securities and cash equivalents as collateral.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
At December 31, 2022, we were subject to the following material litigation or governmental inquiries:
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
•Five civil class action cases have been filed against us by the same plaintiffs’ attorney, seeking to hold the Bank liable for practices relating to, and disclosures in, its deposit agreement pertaining to fees. Four of the five cases have been dismissed, and the following case remains pending and is in early phases of litigation: Sipple v. Zions Bancorporation, N.A., brought against us in the District Court of Clark County, Nevada in February 2021 with respect to foreign transaction fees.
•In addition, two class action lawsuits, Evans v. CB&T, and Gregory, et. al. v. Zions Bancorporation, were settled in principle earlier in 2022. The settlement in the Evans case was completed in December 2022 and did not have a significant financial impact on the Bank. The parties to the Gregory case are undertaking the procedural and administrative actions, including court approvals of the settlement, necessary to complete the settlement. There can be no assurance that the proposed settlement will receive court approvals or that the conditions to settlement will be met. If completed, this settlement is not expected to have a significant financial impact on the Bank.
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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available at December 31, 2022, we estimated that the aggregate range of reasonably possible losses for those matters to be from zero to approximately $5 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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
Any estimate or determination relating to the future resolution of litigation, arbitration, governmental or self-regulatory examinations, investigations or actions or similar matters is inherently uncertain and involves significant

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
judgment. This is particularly true in the early stages of a legal matter, when legal issues and facts have not been well articulated, reviewed, analyzed, and vetted through discovery, preparation for trial or hearings, substantive and productive mediation or settlement discussions, or other actions. It is also particularly true with respect to class action and similar claims involving multiple defendants, matters with complex procedural requirements or substantive issues or novel legal theories, and examinations, investigations and other actions conducted or brought by governmental and self-regulatory agencies, in which the normal adjudicative process is not applicable. Accordingly, we usually are unable to determine whether a favorable or unfavorable outcome is remote, reasonably likely, or probable, or to estimate the amount or range of a probable or reasonably likely loss, until relatively late in the course of a legal matter, sometimes not until a number of years have elapsed. Accordingly, our judgments and estimates relating to claims will change from time to time in light of developments, and actual outcomes will differ from our estimates. These differences may be material.
Related Party Transactions
We have no material related party transactions requiring disclosure. In the ordinary course of business, we extend credit to related parties, including executive officers, directors, principal shareholders, and their associates and related interests. These related party loans are made in compliance with applicable banking regulations.
17.    REVENUE RECOGNITION
We derive our revenue primarily from interest income on loans and securities, which represented approximately 79% of our total revenue in 2022. Noninterest income and revenue from contracts with customers is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. We recognize the incremental cost of obtaining a contract as an expense, when incurred, if the amortization period of the asset that we would have recognized is one year or less. For performance obligations satisfied over time, if we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date, we will generally recognize revenue in the amount to which we have a right to invoice. We do not generally disclose information about our remaining performance obligations for those performance obligations that have an original expected duration of one year or less, or where we recognize revenue in the amount to which we have a right to invoice.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Capital Markets and Foreign Exchange Fees
Capital markets and foreign exchange fees primarily consist of municipal advisory services, customer swap fees, loan syndication fees, and foreign exchange services provided to customers. Revenue is recognized as the services are rendered or upon completion of services.
Wealth Management Fees
Wealth management fees are primarily comprised of wealth management commissions, but also are made up of other products such as portfolio services and advisory services. Revenue is recognized as the services are rendered or upon completion of services. Financial planning, fiduciary, and estate services typically have performance obligations that are greater than 12 months, although the amount of future performance obligations are not significant.
Other Customer-related Fees
Other customer-related fees generally consist of miscellaneous income sources, including fees associated with compliance and other support services to pharmacies and healthcare providers; corporate trust fees; other advisory and referral fees; and fees associated with claims and inventory management services for certain customers. Revenue is recognized as the services are rendered or upon completion of services.
Disaggregation of Revenue
The schedule below presents net revenue by our operating business segments. Certain prior period amounts have been reclassified to conform with the current period presentation, where applicable. These reclassifications did not affect net income or shareholders’ equity.

	Zions Bank			CB&T			Amegy
(In millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020

Commercial account fees	$53	$46	$43	$28	$25	$23	$46	$40	$42
Card fees	55	58	50	20	17	13	33	29	24
Retail and business banking fees	22	22	21	12	12	11	16	15	15
Capital markets and foreign exchange fees	—	—	(2)	—	—	—	—	—	—
Wealth management fees	22	21	17	4	5	4	15	13	10
Other customer-related fees	8	7	7	6	4	5	7	6	7
Total noninterest income from contracts with customers (ASC 606)	160	154	136	70	63	56	117	103	98
Other noninterest income (non-ASC 606 customer-related)	19	21	23	34	34	36	40	36	34
Total customer-related noninterest income	179	175	159	104	97	92	157	139	132
Other noncustomer-related noninterest income	5	10	(1)	4	5	3	1	2	1
Total noninterest income	184	185	158	108	102	95	158	141	133
Other real estate owned gain from sale	—	—	—	—	—	1	—	—	—
Net interest income	741	633	650	595	536	512	513	462	485
Total net revenue	$925	$818	$808	$703	$638	$608	$671	$603	$618

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ			NSB			Vectra
(In millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020

Commercial account fees	$9	$7	$7	$11	$9	$8	$8	$7	$6
Card fees	15	11	10	15	12	10	9	6	5
Retail and business banking fees	9	9	8	10	10	9	4	4	4
Capital markets and foreign exchange fees	—	—	—	—	—	—	—	—	—
Wealth management fees	3	3	2	5	4	3	1	2	1
Other customer-related fees	2	1	1	1	1	1	3	2	3
Total noninterest income from contracts with customers (ASC 606)	38	31	28	42	36	31	25	21	19
Other noninterest income (non-ASC 606 customer-related)	8	13	12	6	14	12	6	12	13
Total customer-related noninterest income	46	44	40	48	50	43	31	33	32
Other noncustomer-related noninterest income	2	2	1	—	—	—	—	—	—
Total noninterest income	48	46	41	48	50	43	31	33	32
Other real estate owned gain from sale	—	—	—	—	—	—	—	—	—
Net interest income	241	204	216	183	146	146	153	136	135
Total net revenue	$289	$250	$257	$231	$196	$189	$184	$169	$167

	TCBW			Other			Consolidated Bank
(In millions)	2022	2021	2020	2022	2021	2020	2022	2021	2020

Commercial account fees	$2	$2	$1	$2	$1	$2	$159	$137	$132
Card fees	2	1	1	—	1	—	149	135	113
Retail and business banking fees	—	—	—	—	1	—	73	73	68
Capital markets and foreign exchange fees	—	—	—	4	6	7	4	6	5
Wealth management fees	—	—	—	1	(2)	1	51	46	38
Other customer-related fees	1	1	1	31	30	21	59	52	46
Total noninterest income from contracts with customers (ASC 606)	5	4	3	38	37	31	495	449	402
Other noninterest income (non-ASC 606 customer-related)	2	2	2	4	(6)	15	119	126	147
Total customer-related noninterest income	7	6	5	42	31	46	614	575	549
Other noncustomer-related noninterest income	—	—	—	6	109	21	18	128	25
Total noninterest income	7	6	5	48	140	67	632	703	574
Other real estate owned gain from sale	—	—	—	—	—	—	—	—	1
Net interest income	63	53	52	31	38	20	2,520	2,208	2,216
Total net revenue	$70	$59	$57	$79	$178	$87	$3,152	$2,911	$2,791
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in “Other assets” on the consolidated balance sheet. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is generally not significant.
18.    RETIREMENT PLANS
Defined Benefit Plans
Pension Plan — In June 2020, we terminated our pension plan and incurred a one-time $28 million expense, which was recognized in other noninterest expense.
Supplemental Retirement Plans — These unfunded, nonqualified plans are for certain current and former employees. Each year, our contributions to these plans are made in amounts sufficient to meet benefit payments to

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
plan participants. Our liability for these plans totaled approximately $10 million and $12 million at December 31, 2022, and 2021, respectively.
Post-retirement Plan — This unfunded health care and life insurance plan provides post-retirement benefits to certain former full-time employees who meet minimum age and service requirements. Our contribution toward the retiree medical premium has been permanently frozen at an amount that does not increase in any future year. Each year, our contributions to the plan are made in amounts sufficient to meet the portion of the premiums that are our responsibility. Our liability for this plan was less than $1 million at December 31, 2022 and 2021.
The liability for supplemental retirement and post-retirement benefits is included in “Other liabilities” on the consolidated balance sheet.
Defined Contribution Plan
We offer a 401(k) and employee stock ownership plan under which employees select from several investment alternatives. Employees can contribute up to 80% of their earnings subject to the annual maximum allowed contribution. We match 100% of the first 3% of employee contributions and 50% of the next 3% of employee contributions. Matching contributions to participants amounted to $33 million, $32 million, and $31 million in 2022, 2021, and 2020 respectively.
The 401(k) plan also has a noncontributory profit-sharing feature that is discretionary and may range from 0% to 3.5% of eligible compensation based upon our performance according to a formula approved annually by the Board. The profit-sharing expense was $19 million, $24 million, and $7 million in 2022, 2021, and 2020, respectively. The profit-sharing contribution to participants consisted of shares of our common stock purchased in the open market.
19.    SHARE-BASED COMPENSATION
We have a share-based compensation incentive plan that allows us to grant stock options, restricted stock, RSUs, and other awards to employees and nonemployee directors. Total shares authorized under the plan at December 31, 2022 were 4,300,000, of which 3,683,780 were available for future grants.
All share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the statement of income based on their grant date values with consideration of service and performance vesting requirements. The value of an equity award is estimated on the grant date using a fair value model without regard to service or performance vesting conditions, but does consider post-vesting restrictions.
We classify all share-based awards as equity instruments. Compensation expense is included in salaries and employee benefits in the statement of income, and the corresponding equity effect is included in additional paid-in capital. We account for forfeitures of share-based compensation awards as they occur. Substantially all share-based awards of stock options, restricted stock, and RSUs have graded vesting that is recognized on a straight-line basis over the vesting period.
The following schedule presents compensation expense and the related tax benefit for all share-based awards:

(In millions)	2022	2021	2020

Compensation expense	$30	$28	$26
Reduction of income tax expense	11	11	8
At December 31, 2022, compensation expense not yet recognized for nonvested share-based awards was approximately $31 million, which is expected to be recognized over a weighted average period of 2.4 years.
Stock Options
Stock options granted to employees generally vest at the rate of one third each year and expire seven years after the date of grant. For all stock options granted in 2022, 2021, and 2020, we used the Black-Scholes option pricing model to estimate the grant date value of stock options in determining compensation expense. The following

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
summarizes the weighted average value at grant date and the significant assumptions used in applying the Black-Scholes model for options granted:

	2022	2021	2020

Weighted average value for options granted	$15.16	$7.86	$8.18
Weighted average assumptions used:
Expected dividend yield	2.3%	2.5%	3.0%
Expected volatility	27.0%	25.0%	27.0%
Risk-free interest rate	1.98%	0.47%	1.38%
Expected life (in years)	5.0	5.0	5.0
The assumptions for expected dividend yield, expected volatility, and expected life reflect management’s judgment and include consideration of historical experience. Expected volatility is based in part on historical volatility. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.
The following summarizes our stock option activity for the three years ended December 31, 2022:

	Number of shares	Weighted average exercise price

Balance at December 31, 2019	1,676,778	$34.77
Granted	320,913	45.61
Exercised	(285,954)	26.48
Expired	(22,685)	30.17
Forfeited	(5,395)	51.34
Balance at December 31, 2020	1,683,657	38.26
Granted	345,636	48.65
Exercised	(686,894)	31.08
Expired	(7,910)	42.16
Forfeited	(6,345)	48.04
Balance at December 31, 2021	1,328,144	44.60
Granted	201,932	73.02
Exercised	(256,004)	36.79
Expired	(8,912)	37.58
Forfeited	(2,794)	57.75
Balance at December 31, 2022	1,262,366	50.75
Outstanding stock options exercisable as of:
December 31, 2022	729,411	$46.02
December 31, 2021	693,883	41.54
December 31, 2020	1,137,596	33.42
We issue new authorized common shares for the exercise of stock options. The total intrinsic value of stock options exercised was approximately $7 million in 2022, $16 million in 2021, and $3 million in 2020. Cash received from the exercise of stock options was $8 million in 2022, $20 million in 2021, and $7 million in 2020.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents additional selected information on stock options at December 31, 2022:

	Outstanding stock options				Exercisable stock options
Exercise price range	Number of shares	Weighted average exercise price		Weighted average remaining contractual life (years)	Number of shares	Weighted average exercise price

$4.15 to $19.99	5,223	$6.41	[1]	0	5,223	$6.41
$20.00 to $24.99	75,598	20.99		0.1	75,598	20.99
$25.00 to $29.99	452	29.12		4.8	226	29.12
$40.00 to $44.99	84,913	44.23		1.2	84,664	44.24
$45.00 to $49.99	585,877	47.30		4.6	254,209	46.77
$50.00 to $59.99	311,062	52.67		2.6	309,491	52.67
$60.00 to $73.22	199,241	73.19		6.1	—	—
	1,262,366	50.75	[1]	3.8	729,411	46.02
1 The weighted average remaining contractual life excludes 5,223 stock options without a fixed expiration date that were assumed with the Amegy acquisition. They expire between the date of termination and one year from the date of termination, depending upon certain circumstances.
The aggregate intrinsic value of outstanding stock options at December 31, 2022 and 2021 was $4 million and $25 million, respectively, while the aggregate intrinsic value of exercisable options was $3 million and $15 million at the same respective dates. For exercisable options, the weighted average remaining contractual life was 2.8 years and 2.6 years at December 31, 2022 and 2021, respectively, excluding the stock options previously noted without a fixed expiration date. At December 31, 2022, 532,955 stock options with a weighted average exercise price of $57.23, a weighted average remaining life of 5.2 years, and an aggregate intrinsic value of $490 thousand, were expected to vest.
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
RSUs represent rights to one share of common stock for each unit and generally vest over four years. Holders of RSUs receive dividend equivalents during the vesting period, but do not have voting rights. Compensation expense is determined based on the number of restricted shares or RSUs granted and the market price of our common stock at the issue date. During 2022, 2021, and 2020, we granted 16,722, 16,938, and 28,992 RSUs, respectively, to nonemployee directors. The RSUs vested immediately upon grant.
The following schedule summarizes our restricted stock activity for the three years ended December 31, 2022:

	Number of shares	Weighted average fair value

Nonvested restricted shares at December 31, 2019	50,457	$39.50
Issued	27,798	45.65
Vested	(20,859)	34.77
Nonvested restricted shares at December 31, 2020	57,396	44.20
Issued	26,083	39.16
Vested	(18,663)	43.89
Nonvested restricted shares at December 31, 2021	64,816	42.26
Issued	21,038	60.21
Vested	(25,105)	42.66
Nonvested restricted shares at December 31, 2022	60,749	48.31

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule summarizes our RSU activity for the three years ended December 31, 2022:

	Number of restricted stock units	Weighted average fair value

Restricted stock units at December 31, 2019	1,294,070	$43.59
Granted	586,302	42.75
Vested	(593,375)	37.56
Forfeited	(44,676)	47.78
Restricted stock units at December 31, 2020	1,242,321	46.31
Granted	578,056	47.02
Vested	(505,690)	46.51
Forfeited	(40,604)	47.97
Restricted stock units at December 31, 2021	1,274,083	46.49
Granted	433,674	68.07
Vested	(504,358)	47.83
Forfeited	(34,306)	56.58
Restricted stock units at December 31, 2022	1,169,093	53.62
The total value at grant date of restricted stock and RSUs vested during the year was $25 million in 2022, $24 million in 2021, and $23 million in 2020. At December 31, 2022, 60,749 shares of restricted stock and 775,833 RSUs were expected to vest with an aggregate intrinsic value of $3 million and $38 million, respectively.
20.    INCOME TAXES
The following schedule presents the major components of our income tax expense:

(In millions)	2022	2021	2020
Federal:
Current	$236	$230	$153
Deferred	(38)	27	(47)
Total Federal	198	257	106
State:
Current	52	55	38
Deferred	(5)	5	(11)
Total State	47	60	27
Total income tax expense	$245	$317	$133
Income tax expense computed at the statutory federal income tax rate of 21% reconciles to actual income tax expense as follows:

(In millions)	2022	2021	2020

Income tax expense at statutory federal rate	$242	$304	$141
State income taxes including credits, net	38	48	21
Other nondeductible expenses	13	8	8
Nontaxable income	(40)	(36)	(32)
Share-based compensation	(4)	(3)	(1)
Tax credits and other taxes	(4)	(4)	(4)
Total income tax expense	$245	$317	$133

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
On the consolidated balance sheet, the net DTA is included in “Other assets.” The tax effects of temporary differences that give rise to significant portions of DTAs and DTLs are presented below:

(In millions)	December 31,
	2022	2021
Gross deferred tax assets:
Book loan loss deduction in excess of tax	$157	$136
Pension and postretirement	—	1
Deferred compensation	83	77
Security investments and derivative fair value adjustments	1,011	26
Lease liabilities	49	55
Capitalized costs	82	54
Other	29	30
Total deferred tax assets before valuation allowance	1,411	379
Valuation allowance	—	—
Total deferred tax assets	1,411	379
Gross deferred tax liabilities:
Premises and equipment, due to differences in depreciation	(99)	(88)
Federal Home Loan Bank stock dividends	(2)	(2)
Leasing operations	(49)	(44)
Prepaid expenses	(5)	(8)
Prepaid pension reserves	(3)	(6)
Mortgage servicing	(12)	(10)
Deferred loan costs	(34)	(30)
ROU assets	(44)	(49)
Qualified opportunity fund deferred gains	(26)	(26)
Equity investments	(9)	(20)
Total deferred tax liabilities	(283)	(283)
Net deferred tax assets (liabilities)	$1,128	$96
We have certain fixed-rate AFS securities whose fair value has declined due to increases in benchmark interest rates, resulting in large unrealized losses in the AFS portfolio and a significant DTA. The sale of these securities could result in significant realized losses, which would require future earnings to utilize the deferred tax assets. We have the ability and intent to hold these securities to recovery.
We evaluate DTAs on a regular basis to determine whether a valuation allowance is required. In conducting this evaluation, we consider all available evidence, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. This evaluation includes, but is not limited to, the following:
•Future reversals of existing DTLs — These DTLs have a reversal pattern generally consistent with DTAs, and are used to realize the DTAs.
•Tax planning strategies — We have considered prudent and feasible tax planning strategies that we would implement to preserve the value of the DTAs, if necessary.
•Future projected taxable income — We expect future taxable income will offset the reversal of remaining net DTAs.
Based on this evaluation, we concluded that a valuation allowance was not required at December 31, 2022 and 2021.
At December 31, 2022, the tax effect of remaining net operating loss and tax credit carryforwards was less than $1 million, expiring through 2039.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We have a liability for unrecognized tax benefits relating to uncertain tax positions for tax credits on technology initiatives. The following schedule presents a rollforward of gross unrecognized tax benefits:

(In millions)	2022	2021	2020

Balance at beginning of year	$14	$11	$14
Tax positions related to current year:
Additions	2	2	2
Tax positions related to prior years:
Additions	—	1	—
Reductions	(1)	—	(5)
Lapses in statutes of limitations	(2)	—	—
Balance at end of year	$13	$14	$11
At both December 31, 2022 and 2021, the liability for unrecognized tax benefits included approximately $12 million (net of the federal tax benefit on state taxes) that, if recognized, would affect the effective tax rate. The amount of gross unrecognized tax benefits related to tax credits on technology initiatives that may increase or decrease during the 12 months subsequent to December 31, 2022 is dependent on the timing and outcome of various ongoing federal and state examinations. For tax years not currently under examination, the gross unrecognized tax benefits on technology initiatives may decrease by approximately $5 million.
Interest and penalties related to unrecognized tax benefits are included in income tax expense in the statement of income. At both December 31, 2022 and 2021, accrued interest and penalties recognized in the balance sheet, net of any federal and state tax benefits, totaled approximately $1 million.
We file income tax returns in U.S. federal and various state jurisdictions, and we are no longer subject to income tax examinations for years prior to 2013 for federal and certain state returns.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
21.    NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

(In millions, except shares and per share amounts)	2022	2021	2020
Basic:
Net income	$907	$1,129	$539
Less common and preferred dividends	269	261	259
Less impact from redemption of preferred stock	—	3	—
Undistributed earnings	638	865	280
Less undistributed earnings applicable to nonvested shares	5	7	2
Undistributed earnings applicable to common shares	633	858	278
Distributed earnings applicable to common shares	237	230	223
Total earnings applicable to common shares	$870	$1,088	$501
Weighted average common shares outstanding (in thousands)	150,064	159,913	163,737
Net earnings per common share	$5.80	$6.80	$3.06
Diluted:
Total earnings applicable to common shares	$870	$1,088	$501
Weighted average common shares outstanding (in thousands)	150,064	159,913	163,737
Dilutive effect of common stock warrants (in thousands)	—	—	1,641
Dilutive effect of stock options (in thousands)	207	321	235
Weighted average diluted common shares outstanding (in thousands)	150,271	160,234	165,613
Net earnings per common share	$5.79	$6.79	$3.02
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share.

(In thousands)	2022	2021	2020

Restricted stock and restricted stock units	$1,265	$1,374	$1,338
Stock options	178	74	889
22.    OPERATING SEGMENT INFORMATION
We manage our operations with a primary focus on geographic area. We conduct our operations primarily through seven separately managed affiliate banks, each with its own local branding and management team, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. These affiliate banks comprise our primary business segments. Performance assessment and resource allocation are based upon this geographic structure. Our affiliate banks are supported by an enterprise operating segment (referred to as the “Other” segment) that provides governance and risk management, allocates capital, establishes strategic objectives, and includes centralized technology, back-office functions, and certain lines of business not operated through our affiliate banks.
We allocate the cost of centrally provided services to the business segments based upon estimated or actual usage of those services. We also allocate capital based on the risk-weighted assets held at each business segment. We use an internal funds transfer pricing (“FTP”) allocation process to report results of operations for business segments. This process is subject to change and refinement over time. In the third quarter of 2020, we began allocating the net interest income associated with our Treasury department to the business segments. Historically, this amount was presented in the “Other” segment. Prior period amounts have been revised to reflect the impact of these changes had they been instituted for the periods presented. Total average loans and deposits presented for the business segments include insignificant intercompany amounts between business segments and may also include deposits with the “Other” segment.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At December 31, 2022, Zions Bank operated 95 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. CB&T operated 80 branches in California. Amegy operated 75 branches in Texas. NBAZ operated 56 branches in Arizona. NSB operated 46 branches in Nevada. Vectra operated 34 branches in Colorado and one branch in New Mexico. TCBW operated two branches in Washington and one branch in Oregon.
In July 2022, NSB completed the purchase of three Northern Nevada City National Bank branches and their associated deposit, credit card, and loan accounts. We acquired approximately $430 million in deposits and $95 million in commercial and consumer loans at the time of the purchase.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information:

(In millions)	Zions Bank			CB&T			Amegy
	2022	2021	2020	2022	2021	2020	2022	2021	2020
SELECTED INCOME STATEMENT DATA
Net interest income	$741	$633	$650	$595	$536	$512	$513	$462	$485
Provision for credit losses	43	(26)	67	49	(78)	120	5	(96)	111
Net interest income after provision for credit losses	698	659	583	546	614	392	508	558	374
Noninterest income	184	185	158	108	102	95	158	141	133
Noninterest expense	495	464	446	340	311	305	355	337	329
Income (loss) before income taxes	$387	$380	$295	$314	$405	$182	$311	$362	$178
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$13,277	$13,198	$13,845	$13,129	$12,892	$12,366	$12,110	$12,189	$13,114
Total average deposits	24,317	23,588	18,370	16,160	15,796	13,763	15,735	15,496	12,970

(In millions)	NBAZ			NSB			Vectra
	2022	2021	2020	2022	2021	2020	2022	2021	2020
SELECTED INCOME STATEMENT DATA
Net interest income	$241	$204	$216	$183	$146	$146	$153	$136	$135
Provision for credit losses	11	(27)	35	4	(35)	37	9	(12)	34
Net interest income after provision for credit losses	230	231	181	179	181	109	144	148	101
Noninterest income	48	46	41	48	50	43	31	33	32
Noninterest expense	167	151	147	151	142	141	120	114	109
Income (loss) before income taxes	$111	$126	$75	$76	$89	$11	$55	$67	$24
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$4,911	$4,849	$5,099	$2,987	$3,015	$3,102	$3,632	$3,414	$3,401
Total average deposits	8,035	7,288	5,771	7,436	6,691	5,427	4,109	4,386	3,637
(In millions)	TCBW			Other			Consolidated Bank
	2022	2021	2020	2022	2021	2020	2022	2021	2020
SELECTED INCOME STATEMENT DATA
Net interest income	$63	$53	$52	$31	$38	$20	$2,520	$2,208	$2,216
Provision for credit losses	1	(3)	7	—	1	3	122	(276)	414
Net interest income after provision for credit losses	62	56	45	31	37	17	2,398	2,484	1,802
Noninterest income	7	6	5	48	140	67	632	703	574
Noninterest expense	24	21	22	226	201	205	1,878	1,741	1,704
Income (loss) before income taxes	$45	$41	$28	$(147)	$(24)	$(121)	$1,152	$1,446	$672
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,630	$1,569	$1,460	$922	$857	$629	$52,598	$51,983	$53,016
Total average deposits	1,571	1,537	1,256	1,166	1,475	2,495	78,529	76,257	63,689

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
23.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
Quarterly financial information for 2022 and 2021 is presented below. Prior period amounts have been reclassified to conform with the current year presentation, where applicable. These reclassifications did not affect net income. See related discussion in Note 1.

(In millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2022
Total interest income	$835	$707	$608	$555
Net interest income	720	663	593	544
Provision for credit losses	43	71	41	(33)
Noninterest income	153	165	172	142
Noninterest expense	471	479	464	464
Income before income taxes	359	278	260	255
Net income	284	217	203	203
Preferred stock dividends	7	6	8	8
Net earnings applicable to common shareholders	277	211	195	195
Net earnings per common share:
Basic	1.84	1.40	1.29	1.27
Diluted	1.84	1.40	1.29	1.27
2021
Total interest income	$566	$569	$570	$562
Net interest income	553	555	555	545
Provision for credit losses	25	(46)	(123)	(132)
Noninterest income	190	139	205	169
Noninterest expense	449	429	428	435
Income before income taxes	269	311	455	411
Net income	213	240	354	322
Preferred stock dividends	6	6	9	8
Net earnings applicable to common shareholders	207	234	345	314
Net earnings per common share:
Basic	1.34	1.45	2.08	1.90
Diluted	1.34	1.45	2.08	1.90
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022. There were no changes in our internal control over financial reporting during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. See “Report on Management’s Assessment of Internal Control over Financial Reporting” included in Item 8 on page 73 for management’s report on the adequacy of internal control over financial reporting. Also see “Report on Internal Control over Financial Reporting” issued by Ernst & Young LLP included in Item 8 on page 74.
ITEM 9B. OTHER INFORMATION
None.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following schedule provides information as of December 31, 2022 with respect to the shares of our common stock that may be issued under existing equity compensation plans.

	(a)	(b)	(c)
Plan category [1]	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plan approved by security holders:

Zions Bancorporation, N.A. 2022 Omnibus Incentive Plan	1,257,143	$50.93	3,683,780
1 Column (a) excludes 60,749 shares of unvested restricted stock, and 1,169,093 RSUs (each unit representing the right to one share of common stock). The schedule also excludes 5,223 shares of common stock issuable upon the exercise of stock options, with a weighted average exercise price of $6.41, granted under plans assumed in mergers that are outstanding.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a.(1) Financial statements — The following consolidated financial statements of Zions Bancorporation, N.A. are filed as part of this Form 10-K under Item 8, Financial Statements and Supplementary Data:
Consolidated balance sheets — December 31, 2022 and 2021
Consolidated statements of income — Years ended December 31, 2022, 2021, and 2020
Consolidated statements of comprehensive income — Years ended December 31, 2022, 2021, and 2020

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Consolidated statements of changes in shareholders’ equity — Years ended December 31, 2022, 2021, and 2020
Consolidated statements of cash flows — Years ended December 31, 2022, 2021, and 2020
Notes to consolidated financial statements — December 31, 2022
(2) Financial statement schedules — All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and have therefore been omitted.
(3) List of Exhibits:

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

4.1	Description of Securities of Zions Bancorporation, National Association, as of December 31, 2022 (filed herewith).

10.1	Zions Bancorporation 2020-2022 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2022.	*

10.2	Zions Bancorporation 2021-2023 Value Sharing Plan, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2022.	*

10.3	Zions Bancorporation 2021-2023 Value Sharing Plan with conditional incentives, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2022.	*

10.4	Zions Bancorporation 2022-2024 Value Sharing Plan, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2022.	*

10.5	Zions Bancorporation 2017 Management Incentive Compensation Plan, incorporated by reference to Appendix I of our Proxy Statement dated April 14, 2016.	*

10.6	Zions Bancorporation Third Restated and Revised Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2018.	*

10.7	Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2018.	*

10.8	Amendment to the Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2015.	*

10.9	Amegy Bancorporation, Inc. Fifth Amended and Restated Non-Employee Directors Deferred Fee Plan (Frozen upon merger with Zions Bancorporation in 2005), incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2018.	*

10.10	Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2020.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

10.11	Zions Bancorporation First Restated Excess Benefit Plan, incorporated by reference to Exhibit 10.9 of Form 10-K for the year ended December 31, 2020.	*

10.12	Amegy Bancorporation 2004 (formerly Southwest Bancorporation of Texas, Inc.) Omnibus Incentive Plan, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2015.	*

10.13	Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB effective October 1, 2002, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2018.	*

10.14	Amendment to the Trust Agreement Establishing the Zions Bancorporation Deferred Compensation Plans Trust, effective September 1, 2006, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2018.	*

10.15	Amendment to the Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB substituting Prudential Bank & Trust, FSB as the trustee, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2016.	*

10.16	Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 1, 2006, incorporated by reference to Exhibit 10.15 of Form 10-K for the year ended December 31, 2018.	*

10.17	Revised schedule C to Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 13, 2006, incorporated by reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 2018.	*

10.18	Third Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, dated June 13, 2012, incorporated by reference to Exhibit 10.17 of Form 10-K for the year ended December 31, 2017.	*

10.19	Fifth Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2018.	*

10.20	Sixth Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, dated August 17, 2015, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2020.	*

10.21	Seventh Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, effective September 30, 2018, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2018.	*

10.22	Ninth Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, effective April 1, 2022, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2022.	*

10.23	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, Restated and Amended effective January 1, 2007, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2018.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

10.24	Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 31, 2018, effective January 1, 2019, incorporated by reference to Exhibit 10.27 of Form 10-K for the year ended December 31, 2018.	*

10.25	Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated June 27, 2019, effective September 30, 2018, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2019.	*

10.26	Fourth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated September 11, 2020, effective January 1, 2020, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2020.	*

10.27	Fifth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated September 11, 2020, effective January 1, 2020, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2020.	*

10.28	Sixth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated September 11, 2020, effective October 1, 2020, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2020.	*

10.29	Seventh Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 23, 2020, effective January 1, 2021, incorporated by reference to Exhibit 10.32 of Form 10-K for the year ended December 31, 2020.	*

10.30	Eighth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 20, 2022, effective January 1, 2023 (filed herewith).

10.31	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated July 3, 2006, incorporated by reference to Exhibit 10.28 of Form 10-K for the year ended December 31, 2018.	*

10.32	First Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 5, 2010, incorporated by reference to Exhibit 10.25 of Form 10-K for the year ended December 31, 2015.	*

10.33	Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 5, 2010, incorporated by reference to Exhibit 10.26 of Form 10-K for the year ended December 31, 2015.	*

10.34	Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 30, 2010, incorporated by reference to Exhibit 10.27 of
	Form 10-K for the year ended December 31, 2015.	*

10.35	Fourth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated October 1, 2014, incorporated by reference to Exhibit 10.37 of Form 10-K for the year ended December 31, 2020.	*

10.36	Fifth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated October 1, 2014, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2020.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

10.37	Sixth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated August 17, 2015, incorporated by reference to Exhibit 10.39 of Form 10-K for the year ended December 31, 2020.	*

10.38	Seventh Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, dated April 27, 2016, incorporated by reference to Exhibit 10.31 of
	Form 10-K for the year ended December 31, 2016.	*

10.39	Eighth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, effective September 30, 2018, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2018.	*

10.40	Ninth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, effective October 27, 2020, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2021.	*

10.41	Tenth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, effective October 1, 2019, incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarter ended June 30, 2022.	*

10.42	Eleventh Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, effective November 1, 2020, incorporated by reference to Exhibit 10.6 of Form 10-Q for the quarter ended June 30, 2022.	*

10.43	Twelfth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, effective April 1, 2022, incorporated by reference to Exhibit 10.7 of Form 10-Q for the quarter ended June 30, 2022.	*

10.44	Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.42 of Form 10-K for the year ended December 31, 2020.	*

10.45	Form of Restricted Stock Award Agreement subject to holding requirement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.43 of Form 10-K for the year ended December 31, 2020.	*

10.46	Form of Standard Restricted Stock Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.44 of Form 10-K for the year ended December 31, 2020.	*

10.47	Form of Standard Restricted Stock Unit Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.45 of Form 10-K for the year ended December 31, 2020.	*

10.48	Form of Restricted Stock Unit Agreement subject to holding requirement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.46 of Form 10-K for the year ended December 31, 2020.	*

10.49	Form of Standard Stock Option Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.47 of Form 10-K for the year ended December 31, 2020.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

10.50	Form of Standard Directors Stock Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.48 of Form 10-K for the year ended December 31, 2020.	*

10.51	Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Appendix I of Schedule 14A, dated March 17, 2022.	*

10.52	Form of Standard Restricted Stock Award Agreement, Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.8 of Form 10-Q for the quarter ended June 30, 2022.	*

10.53	Form of Restricted Stock Award Agreement subject to holding requirement, Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.9 of Form 10-Q for the quarter ended June 30, 2022.	*

10.54	Form of Standard Restricted Stock Unit Award Agreement, Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.10 of Form 10-Q for the quarter ended June 30, 2022.	*

10.55	Form of Restricted Stock Unit Award Agreement subject to holding requirement, Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.11 of Form 10-Q for the quarter ended June 30, 2022.	*

10.56	Form of Standard Stock Option Award Agreement, Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.12 of Form 10-Q for the quarter ended June 30, 2022).	*

10.57	Form of Standard Directors Stock Award Agreement, Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.13 of Form 10-Q for the quarter ended June 30, 2022.	*

10.58	Form of Change in Control Agreement between the Bank and Certain Executive Officers, incorporated by reference to Exhibit 10.49 of Form 10-K for the year ended December 31, 2020.	*

10.59	Form of Change in Control Agreement between the Bank and Dallas E. Haun, dated May 23, 2008, incorporated by reference to Exhibit 10.50 of Form 10-K for the year ended December 31, 2020.	*

21	List of Subsidiaries of Zions Bancorporation, National Association (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in inline XBRL: (i) the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) the Consolidated Statements of Income for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from this Form 10-K, formatted as Inline XBRL.
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
February 23, 2023    ZIONS BANCORPORATION, NATIONAL ASSOCIATION

By	/s/ Harris H. Simmons
HARRIS H. SIMMONS, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
February 23, 2023

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