Form 10-Q
period 2023-03-31
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2023-05-05
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
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
Number of common shares outstanding at April 28, 2023                        148,100,701 shares

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	HECL	Home Equity Credit Line
AFS	Available-for-Sale	HTM	Held-to-Maturity
ALLL	Allowance for Loan and Lease Losses	IPO	Initial Public Offering
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	LIHTC	Low-income Housing Tax Credit
AMERIBOR	American Interbank Offered Rate	LIBOR	London Interbank Offered Rate
AOCI	Accumulated Other Comprehensive Income or Loss	Municipalities	State and Local Governments
ASC	Accounting Standards Codification	NAICS	North American Industry Classification System
ASU	Accounting Standards Update	NASDAQ	National Association of Securities Dealers Automated Quotations
BOLI	Bank-Owned Life Insurance	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
bps	Basis Points	NIM	Net Interest Margin
BSBY	Bloomberg Short-Term Bank Yield	NM	Not Meaningful
BTFP	Bank Term Funding Program	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	OCC	Office of the Comptroller of the Currency
CECL	Current Expected Credit Loss	OCI	Other Comprehensive Income or Loss
CLTV	Combined Loan-to-Value Ratio	OREO	Other Real Estate Owned
CMT	Constant Maturity Treasury	PAM	Proportional Amortization Method
CRE	Commercial Real Estate	PEI	Private Equity Investment
CVA	Credit Valuation Adjustment	PPNR	Pre-provision Net Revenue
DTA	Deferred Tax Asset	PPP	Paycheck Protection Program
DTL	Deferred Tax Liability	ROU	Right-of-Use
EaR	Earnings at Risk	RULC	Reserve for Unfunded Lending Commitments
EPS	Earnings per Share	S&P	Standard & Poor's
EVE	Economic Value of Equity	SBA	U.S. Small Business Administration
FASB	Financial Accounting Standards Board	SBIC	Small Business Investment Company
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	SOFR	Secured Overnight Financing Rate
FICO	Fair Isaac Corporation	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
FRB	Federal Reserve Board	TDR	Troubled Debt Restructuring
FTP	Funds Transfer Pricing	U.S.	United States
GAAP	Generally Accepted Accounting Principles	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
GCF	General Collateral Funding	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association

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
Forward-looking statements are not guarantees, nor should they be relied upon as representing management’s views as of any subsequent date. Actual results and outcomes may differ materially from those presented. Although the following list is not comprehensive, important factors that may cause material differences include:
•The quality and composition of our loan and securities portfolios and the quality and composition of our deposits;
•Changes in general industry, political and economic conditions, including continued high inflation, economic slowdown or recession, or other economic disruptions; changes in interest and reference rates which could adversely affect our revenue and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity; deterioration in economic conditions that may result in increased loan and leases losses;
•Securities and capital markets behavior, including volatility and changes in market liquidity and our ability to raise capital;
•The impact of bank failures or adverse developments at other banks on general investor sentiment regarding the stability and liquidity of banks;
•The possibility that our recorded goodwill could become impaired, which may have an adverse impact on our earnings;
•Our ability to recruit and retain talent, including increased competition for qualified candidates as a result of expanded remote-work opportunities and increased compensation expenses;
•Competitive pressures and other factors that may affect aspects of our business, such as pricing and demand for our products and services;
•Our ability to complete projects and initiatives and execute on our strategic plans, manage our risks, and achieve our business objectives;
•Our ability to provide adequate oversight of our suppliers or prevent inadequate performance by third parties upon whom we rely for the delivery of various products and services;
•Our ability to develop and maintain technology, information security systems and controls designed to guard against fraud, cybersecurity, and privacy risks;
•Changes and uncertainties in applicable laws, and fiscal, monetary, regulatory, trade, and tax policies, and actions taken by governments, agencies, central banks and similar organizations; adverse media and other expressions of negative public opinion whether directed at us, other banks, the banking industry generally or otherwise that may adversely affect our reputation and that of the banking industry generally;

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•The effects of pandemics and other health emergencies, including the lingering effects of the COVID-19 pandemic that may affect our business, employees, customers, and communities, such as ongoing effects on availability and cost of labor;
•The effects of wars and geopolitical conflicts, and other local, national, or international disasters, crises, or conflicts that may occur in the future;
•Natural disasters that may impact our and our customer's operations and business; and
•Governmental and social responses to environmental, social, and governance issues, including those with respect to climate change.
We caution against the undue reliance on forward-looking statements, which reflect our views only as of the date they are made. Except to the extent required by law, we specifically disclaim any obligation to update any factors or to publicly announce the revisions to any forward-looking statements to reflect future events or developments.
RECENT DEVELOPMENTS
As this quarterly report is filed, the Nasdaq Regional Banking Index is down about 30% year-to-date in 2023, reflecting broad weakness in bank valuations due in large part to several regional banks being closed and placed into receivership with the Federal Deposit Insurance Corporation (“FDIC”). The root causes of these closures appear to be centered on weaknesses in liquidity risk, interest rate risk, and capital management. Investor sentiment has also been adversely impacted by concerns about future losses in commercial real estate.
In light of the current banking environment, below we have summarized key strategic actions that we employ (and have employed since the 2008 global financial crisis) to prudently manage the associated risks.
Liquidity Risk
We manage liquidity to provide necessary funds in varying circumstances. As a result, we have readily available sources of liquidity, including cash, interest-bearing funds held at the Federal Reserve, and advances and other borrowings against loans and highly-liquid investment securities, which all together exceed our level of uninsured deposits. An important source of our liquidity is an approximately $22 billion investment securities portfolio, comprised primarily of United States (“U.S.”) government mortgage-backed securities that can be readily pledged for future borrowings without effecting a sale.
Interest Rate Risk
We actively manage the volatility of net interest income and economic value of equity associated with changes in interest rates. Our investment securities portfolio, which has an estimated duration of 4.1 years, facilitates the balancing of the mismatch between our loan and deposit durations.
Capital Management
We maintain strong regulatory capital ratios, exceeding all capital adequacy and regulatory requirements for well-capitalized banks, and have current and projected earnings capacity to augment capital going forward. We regularly utilize stress testing as an important mechanism to inform our decisions on the appropriate level of capital and funding.
Credit Risk
We believe we have strong credit discipline, solid underwriting standards, and a well-diversified loan portfolio, all of which has resulted in very good credit quality for more than a decade. Specifically, we have actively managed the credit risk in our commercial real estate loan portfolio, reducing these loans to 23% of total loans, compared with 33% in late 2008.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Comparisons noted below are calculated for the current quarter compared with the same prior-year period unless otherwise specified. Growth rates of 100% or more are considered not meaningful (“NM”) as they generally reflect a low starting point.
RESULTS OF OPERATIONS
Executive Summary
Our financial results in the first quarter of 2023 reflected strong credit quality and revenue growth, which was partially offset by increases in the provision for credit losses and noninterest expense. Diluted earnings per share (“EPS”) was $1.33, compared with $1.27 in the first quarter of 2022.
Net interest income increased $135 million, or 25%, to $679 million, primarily due to a higher interest rate environment and a favorable change in the mix of interest-earning assets. The net interest margin (“NIM”) was 3.33%, compared with 2.60%.
Nonperforming assets decreased $79 million, or 31%, and classified loans decreased $236 million, or 21%. We had zero net loan and lease charge-offs, compared with net charge-offs of $6 million, in the prior year quarter. Despite improvements in most of our credit quality metrics, the provision for credit losses was $45 million, compared with a $(33) million provision in the prior year period, reflecting deterioration in economic forecasts and growth in the loan portfolio.
Total customer-related noninterest income remained stable at $151 million, compared with the prior year period, driven by increases in commercial treasury management, foreign exchange, and capital markets syndication fees, offset by a decrease in retail and business banking fees. Total noninterest income increased $18 million, or 13%, primarily due to negative mark-to-market adjustments recorded during the prior year period related to our Small Business Investment Company (“SBIC”) investment portfolio.
Total noninterest expense increased $48 million, or 10%. The increase was driven largely by a $27 million increase in salaries and benefits expense, which was impacted by ongoing inflationary and competitive labor market pressures on wages and benefits, increased headcount, and an additional business day during the current quarter. Our efficiency ratio was 59.9%, compared with 65.8%, as growth in adjusted taxable-equivalent revenue significantly outpaced growth in adjusted noninterest expense.
Average interest-earning assets decreased $2.3 billion, or 3%, from the prior year quarter, driven by declines of $4.2 billion and $3.2 billion in average money market investments and average securities, respectively, and partially offset by an increase of $5.2 billion in average loans and leases.
Total loans and leases increased $5.1 billion, or 10%, to $56.3 billion. The increases were primarily in the consumer 1-4 family residential mortgage, commercial real estate term, commercial and industrial, and consumer construction loan portfolios.
Total deposits decreased $13.1 billion, or 16%, to $69.2 billion, from the prior year quarter, mainly due to declines in larger-balance and more rate-sensitive, nonoperating deposits during the prior year, which continued into the first quarter of 2023 due to market uncertainty and heightened sensitivity of large depositors in the wake of prominent bank failures. Our loan-to-deposit ratio was 81%, compared with 62% in the prior year quarter. Borrowed funds, consisting primarily of secured borrowings, increased $11.5 billion from the prior year quarter in response to declines in total deposits and loan growth.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
First Quarter 2023 Financial Performance

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions)	Efficiency Ratio

Net earnings applicable to common shareholders increased from the first quarter of 2022, primarily due to an increase in net revenue, driven largely by the higher interest rate environment and change in the mix of interest-earning assets, partially offset by increases in the provision for credit losses and noninterest expense, as well as a higher effective tax rate.

Diluted earnings per share improved from the first quarter of 2022 as a result of increased net earnings and a 3.6 million decrease in weighted average diluted shares, primarily due to share repurchases.

Adjusted pre-provision net revenue (“PPNR”) increased $100 million from the first quarter of 2022, primarily due to growth in net interest income. This increase was partially offset by higher adjusted noninterest expense.

The efficiency ratio improved from the prior year quarter, as growth in adjusted taxable-equivalent revenue significantly outpaced growth in adjusted noninterest expense, resulting in positive operating leverage.

Net Interest Income and Net Interest Margin
NET INTEREST INCOME AND NET INTEREST MARGIN

	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2023	2022

Interest and fees on loans [1]	$726	$437	$289	66%
Interest on money market investments	57	6	51	NM
Interest on securities	137	112	25	22
Total interest income	920	555	365	66
Interest on deposits	82	6	76	NM
Interest on short- and long-term borrowings	159	5	154	NM
Total interest expense	241	11	230	NM
Net interest income	$679	$544	$135	25%

Average interest-earning assets	$83,832	$86,093	$(2,261)	(3)%
Average interest-bearing liabilities	$49,012	$42,136	$6,876	16%
			bps
Yield on interest-earning assets [2]	4.49%	2.65%	184
Rate paid on total deposits and interest-bearing liabilities [2]	1.17%	0.06%	111
Cost of total deposits [2]	0.47%	0.03%	44
Net interest margin [2]	3.33%	2.60%	73
1 Includes interest income recoveries of $2 million for both the three months ended March 31, 2023, and 2022.
2 Rates are calculated using amounts in thousands; taxable-equivalent rates are used where applicable.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Net interest income accounted for approximately 81% of our net revenue (net interest income plus noninterest income) for the quarter and increased $135 million, or 25%, relative to the prior year quarter. The increase was primarily due to the higher interest rate environment and a favorable change in the mix of interest-earning assets.
Average interest-earning assets decreased $2.3 billion, or 3%, from the prior year quarter, driven by declines of $4.2 billion and $3.2 billion in average money market investments and average securities, respectively. A majority of the decrease in average securities was due to payments and maturities. These decreases were partially offset by an increase of $5.2 billion in average loans and leases.
The NIM was 3.33%, compared with 2.60%. The yield on average interest-earning assets was 4.49% in the first quarter of 2023, an increase of 184 basis points (“bps”), reflecting higher interest rates and a favorable mix change from money market investments to loans. The yield also benefited from a decrease in the market value of available-for-sale (“AFS”) securities due to rising interest rates. The rate paid on average interest-bearing liabilities increased to 1.99%, compared with 0.11%, reflecting the higher interest rate environment and increased borrowings. We expect that the funding mix change toward the end of the first quarter of 2023, combined with the continued improvement in earning asset yields, will result in an estimated NIM of approximately 3.0% in the near term.
Average loans and leases increased $5.2 billion, or 10%, to $56.1 billion, mainly due to growth in average consumer and commercial loans. The yield on total loans increased 178 basis points to 5.30%, reflecting the higher interest rate environment.
Average deposits decreased $11.4 billion, or 14%, to $70.2 billion at an average cost of 0.47%, from $81.6 billion at an average cost of 0.03% in the first quarter of 2022. The rate paid on total deposits and interest-bearing liabilities was 1.17%, compared with 0.06%, reflecting the higher interest rate environment and increased short-term borrowings. Average noninterest-bearing deposits as a percentage of total deposits were 49%, compared with 50% during the same prior year period.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average AFS securities balances decreased $13.3 billion, or 53%, to $11.9 billion. During the fourth quarter of 2022, we transferred approximately $10.7 billion fair value ($13.1 billion amortized cost) of mortgage-backed AFS securities to the held-to-maturity (“HTM”) category to reflect our intent for these securities.
Average borrowed funds, consisting primarily of secured borrowings, increased $11.8 billion from the prior year quarter in response to declines in total deposits and loan growth.
For more information on our investments securities portfolio and borrowed funds and how we manage liquidity risk, refer to the “Investment Securities Portfolio” section on page 15 and the “Liquidity Risk Management” section on page 31. For further discussion of the effects of market rates on net interest income and how we manage interest rate risk, refer to the “Interest Rate and Market Risk Management” section on page 28.
The following schedule summarizes the average balances, the amount of interest earned or paid, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(Dollar amounts in millions)	Average balance	Amount of interest	Average yield/rate [1]	Average balance	Amount of interest [1]	Average yield/rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$2,724	$31	4.72%	$6,735	$3	0.19%
Federal funds sold and securities purchased under agreements to resell	2,081	26	5.02	2,300	3	0.52
Total money market investments	4,805	57	4.85	9,035	6	0.27
Securities:
Held-to-maturity	11,024	62	2.28	438	3	3.12
Available-for-sale [2]	11,824	76	2.62	25,246	106	1.71
Trading	21	—	4.01	384	5	4.76
Total securities [3]	22,869	138	2.46	26,068	114	1.78
Loans held for sale	5	—	0.26	57	—	1.92
Loans and leases [4]
Commercial	30,678	381	5.03	28,496	260	3.70
Commercial real estate	12,876	209	6.59	12,171	101	3.37
Consumer	12,599	144	4.62	10,266	82	3.23
Total loans and leases	56,153	734	5.30	50,933	443	3.52
Total interest-earning assets	83,832	929	4.49	86,093	563	2.65
Cash and due from banks	543			625
Allowance for credit losses on loans and debt securities	(576)			(515)
Goodwill and intangibles	1,064			1,015
Other assets	5,624			4,211
Total assets	$90,487			$91,429
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$32,859	$62	0.77%	$39,132	$5	0.05%
Time	2,934	20	2.68	1,587	1	0.26
Total interest-bearing deposits	35,793	82	0.92	40,719	6	0.06
Borrowed funds:
Federal funds and security repurchase agreements	5,614	64	4.65	585	—	0.08
Other short-term borrowings	6,952	84	4.89	9	—	—
Long-term debt	653	11	6.85	823	5	2.66
Total borrowed funds	13,219	159	4.88	1,417	5	1.58
Total interest-bearing liabilities	49,012	241	1.99	42,136	11	0.11
Noninterest-bearing demand deposits	34,363			40,886
Other liabilities	2,058			1,267
Total liabilities	85,433			84,289
Shareholders’ equity:
Preferred equity	440			440
Common equity	4,614			6,700
Total shareholders’ equity	5,054			7,140
Total liabilities and shareholders’ equity	$90,487			$91,429
Spread on average interest-bearing funds			2.50%			2.54%
Net impact of noninterest-bearing sources of funds			0.83%			0.06%
Net interest margin		$688	3.33%		$552	2.60%
Memo: total cost of deposits			0.47%			0.03%
Memo: total deposits and interest-bearing liabilities	83,375	241	1.17%	83,022	11	0.06%
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
The provision for credit losses, which is the combination of both the provision for loan and lease losses and the provision for unfunded lending commitments, was $45 million, compared with $(33) million in the first quarter of 2022. The ACL was $678 million at March 31, 2023, compared with $514 million at March 31, 2022. The increase in the ACL was primarily due to deterioration in economic forecasts and growth in the loan portfolio. The ratio of ACL to net loans and leases was 1.20% and 1.00% at March 31, 2023 and 2022, respectively. The provision for securities losses was less than $1 million during the first quarter of 2023 and 2022.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Changes in Allowance for Credit Losses (in millions)
$514
$114
$6
$44
$678
March 31, 2022
Economic Forecasts
Credit Quality
Portfolio Changes
March 31, 2023

The bar chart above illustrates the broad categories of change in the ACL from the prior year period. The second bar represents changes in economic forecasts and current economic conditions, which increased the ACL by $114 million from the prior year quarter.
The third bar represents changes in credit quality factors and includes risk-grade migration and specific reserves against loans, which, when combined, increased the ACL by $6 million, reflecting relatively stable credit quality. Nonperforming assets decreased $79 million, or 31%, and classified loans decreased $236 million, or 21%. We had zero net loan and lease charge-offs, or 0.00% annualized of average loans, compared with net charge-offs of $6 million, or 0.05% annualized of average loans in the prior year quarter.
The fourth bar represents loan portfolio changes, driven primarily by loan growth, as well as changes in portfolio mix, the aging of the portfolio, and other risk factors; all of which resulted in a $44 million increase in the ACL.
See “Credit Risk Management” on page 20 and Note 6 in our 2022 Form 10-K for more information on how we determine the appropriate level of the ALLL and the RULC.
Noninterest Income
Noninterest income represents revenue we earn from products and services that generally have no associated interest rate or yield and is classified as either customer-related or noncustomer-related. Customer-related noninterest income excludes items such as securities gains and losses, dividends, insurance-related income, and mark-to-market adjustments on certain derivatives.
Total noninterest income increased $18 million, or 13%, relative to the prior year. Noninterest income accounted for approximately 19% and 21% of our net revenue during the first quarter of 2023 and 2022, respectively. The following schedule presents a comparison of the major components of noninterest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NONINTEREST INCOME

	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2023	2022

Commercial account fees	$43	$41	$2	5%
Card fees	24	25	(1)	(4)
Retail and business banking fees	16	20	(4)	(20)
Loan-related fees and income	21	22	(1)	(5)
Capital markets fees	17	15	2	13
Wealth management fees	15	14	1	7
Other customer-related fees	15	14	1	7
Customer-related noninterest income	151	151	—	—

Fair value and nonhedge derivative income	(3)	6	(9)	NM
Dividends and other income (loss)	11	2	9	NM
Securities gains (losses), net	1	(17)	18	NM
Noncustomer-related noninterest income	9	(9)	18	NM
Total noninterest income	$160	$142	$18	13%
Customer-related Noninterest Income
Total customer-related noninterest income remained stable at $151 million, compared with the prior year period. Increases in commercial treasury management, foreign exchange, and capital markets syndication fees were offset by a decrease in retail and business banking fees largely as a result of a change in our overdraft and non-sufficient funds practices effected during the third quarter of 2022.
Noncustomer-related Noninterest Income
Total noncustomer-related noninterest income increased $18 million from the prior year quarter. Net securities gains and losses increased $18 million, due largely to negative mark-to-market adjustments recorded during the prior year period related to our SBIC investment portfolio. Dividends and other income increased $9 million, primarily due to an increase in dividends on Federal Home Loan Bank (“FHLB”) stock. These increases were offset by a $9 million decrease in fair value and nonhedge derivative income, primarily due to a $3 million loss during the quarter related to a credit valuation adjustment (“CVA”) on client-related interest rate swaps, compared with a $6 million CVA gain in the prior year period.
Noninterest Expense
The following schedule presents a comparison of the major components of noninterest expense.
NONINTEREST EXPENSE

	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2023	2022

Salaries and employee benefits	$339	$312	$27	9%
Technology, telecom, and information processing	55	52	3	6
Occupancy and equipment, net	40	38	2	5
Professional and legal services	13	14	(1)	(7)
Marketing and business development	12	8	4	50
Deposit insurance and regulatory expense	18	10	8	80
Credit-related expense	6	7	(1)	(14)
Other real estate expense, net	—	1	(1)	NM
Other	29	22	7	32
Total noninterest expense	$512	$464	$48	10%
Adjusted noninterest expense [1]	$509	$464	$45	10%
1 For information on non-GAAP financial measures, see “Non-GAAP Financial Measures” on page 36.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Total noninterest expense increased $48 million, or 10%, relative to the prior year quarter. Salaries and benefits expense increased $27 million, or 9%, due to the ongoing impact of inflationary and competitive labor market pressures on wages and benefits, increased headcount, a decline in deferred salaries, and an additional business day during the current quarter.
Deposit insurance and regulatory expense increased $8 million, driven largely by an increased base rate beginning in 2023 and a higher FDIC insurance assessment resulting from changes in balance sheet composition. Other noninterest expense increased $7 million, primarily due to increased travel, intangible amortization, and other expenses incurred during the current quarter.
The efficiency ratio was 59.9%, compared with 65.8%, as growth in adjusted taxable-equivalent revenue significantly outpaced growth in adjusted noninterest expense. For information on non-GAAP financial measures, including differences between noninterest expense and adjusted noninterest expense, see page 36.
Technology Spend
Technology spend represents expenditures associated with technology-related investments, operations, systems, and infrastructure, and includes current period expenses reported on our consolidated statement of income, and capitalized investments, net of related amortization and depreciation, reported on our consolidated balance sheet. Technology spend is reported as a combination of the following:
•Technology, telecom, and information processing expense — includes expenses related to application software licensing and maintenance, related amortization, telecommunications, and data processing;
•Other technology-related expense — includes related noncapitalized salaries and employee benefits, occupancy and equipment, and professional and legal services; and
•Technology investments — includes capitalized technology infrastructure equipment, hardware, and purchased or internally developed software, less related amortization or depreciation.
The following schedule provides information related to our technology spend:
TECHNOLOGY SPEND

	Three Months Ended March 31,
(In millions)	2023	2022

Technology, telecom, and information processing expense	$55	$52
Other technology-related expense	54	49
Technology investments	26	22
Less: related amortization and depreciation	(14)	(14)
Total technology spend	$121	$109
Total technology spend increased $12 million relative to the prior year quarter, largely due to technology-related compensation and investments in application resiliency.
Income Taxes
The following schedule summarizes the income tax expense and effective tax rates for the periods presented:
INCOME TAXES

	Three Months Ended March 31,
(Dollar amounts in millions)	2023	2022

Income before income taxes	$282	$255
Income tax expense	78	52
Effective tax rate	27.7%	20.4%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The effective tax rate was 27.7% at March 31, 2023, compared with 20.4% at March 31, 2022, primarily as a result of a discrete item that affected the reserve for uncertain tax positions during the current quarter. See Note 12 of the Notes to Consolidated Financial Statements for more information about the factors that influenced the income tax rates as well as information about deferred income tax assets and liabilities, and valuation allowances.
Preferred Stock Dividends
Preferred stock dividends totaled $6 million and $8 million for the first quarter of 2023 and 2022, respectively.
BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets are assets that have associated interest rates or yields, and generally consist of money market investments, securities, loans, and leases. We strive to maintain a high level of interest-earning assets relative to total assets. For more information regarding the average balances, associated revenue generated, and the respective yields of our interest-earning assets, see the Consolidated Average Balance Sheet on page 10.
Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk and to generate interest income. We primarily own securities that can readily provide us cash and liquidity through secured borrowing agreements without the need to sell the securities. We also manage the duration extension risk of our investment securities portfolio. At March 31, 2023, the estimated duration of our securities portfolio remained unchanged at 4.1 years, compared with December 31, 2022. This duration helps to manage the inherent interest rate mismatch between loans and deposits, as fixed-rate term investments facilitate the balancing of asset and liability durations, as well as protect the expected economic value of shareholders' equity.
For information about our borrowing capacity associated with the investment securities portfolio and how we manage our liquidity risk, refer to the “Liquidity Risk Management” section on page 31. See also Note 3 and Note 5 of the Notes to Consolidated Financial Statements for more information on fair value measurements and the accounting for our investment securities portfolio.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the components of our investment securities portfolio.
INVESTMENT SECURITIES PORTFOLIO

	March 31, 2023			December 31, 2022
(In millions)	Par Value	Amortized cost	Fair value	Par Value	Amortized cost	Fair value
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$98	$98	$92	$100	$100	$93
Agency guaranteed mortgage-backed securities [1]	12,707	10,471	10,750	12,921	10,621	10,772
Municipal securities	392	392	368	404	405	374
Total held-to-maturity	13,197	10,961	11,210	13,425	11,126	11,239
Available-for-sale
U.S. Treasury securities	655	656	511	555	557	393
U.S. Government agencies and corporations:
Agency securities	760	753	716	790	782	736
Agency guaranteed mortgage-backed securities	9,341	9,423	8,220	9,566	9,652	8,367
Small Business Administration loan-backed securities	655	701	676	691	740	712
Municipal securities	1,379	1,517	1,447	1,571	1,732	1,634
Other debt securities	25	25	24	75	75	73
Total available-for-sale	12,815	13,075	11,594	13,248	13,538	11,915
Total HTM and AFS investment securities	$26,012	$24,036	$22,804	$26,673	$24,664	$23,154
1 During the fourth quarter of 2022, we transferred approximately $10.7 billion fair value ($13.1 billion amortized cost) of mortgage-backed AFS securities to the HTM category to reflect our intent for these securities. The transfer of these securities from AFS to HTM at fair value resulted in a discount to the amortized cost basis of the HTM securities equivalent to the $2.4 billion ($1.8 billion after-tax) of unrealized losses in AOCI. The amortization of the unrealized losses will offset the effect of the accretion of the discount created by the transfer.
The amortized cost of total HTM and AFS investment securities decreased $0.6 billion, or 3%, from December 31, 2022, primarily due to payments and maturities. Approximately 8% of the total HTM and AFS investment securities portfolio were floating rate at both March 31, 2023 and December 31, 2022, respectively. Additionally, we have $1.2 billion of pay-fixed swaps held as fair value hedges against fixed-rate AFS securities that effectively convert the fixed interest income to a floating rate on the hedged portion of the securities.
At March 31, 2023, the AFS investment securities portfolio included approximately $260 million of net premium that was distributed across the various security categories. Total taxable-equivalent premium amortization for these investment securities was $26 million for the first quarter of 2023, compared with $28 million for the same prior year period.
In addition to HTM and AFS securities, we also have a trading securities portfolio comprised of municipal securities that totaled $12 million at March 31, 2023, compared with $465 million at December 31, 2022. The prior quarter also included $395 million of money market mutual sweep accounts.
Refer to the “Capital Management” section on page 34 and Note 5 of the Notes to Consolidated Financial Statements for more discussion regarding our investment securities portfolio and related unrealized gains and losses.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule summarizes our total investments and extensions of credit to municipalities:
MUNICIPAL INVESTMENTS AND EXTENSIONS OF CREDIT

(In millions)	March 31, 2023	December 31, 2022

Loans and leases	$4,374	$4,361
Held-to-maturity securities	392	405
Available-for-sale securities	1,447	1,634
Trading securities	12	71
Unfunded lending commitments	374	406
Total	$6,599	$6,877
Our municipal loans and securities are primarily associated with municipalities located within our geographic footprint. The municipal loan and lease portfolio is primarily secured by general obligations of municipal entities. Other types of collateral also include real estate, revenue pledges, or equipment. At March 31, 2023, no municipal loans were on nonaccrual.
Municipal securities are internally graded, similar to loans, using risk-grading systems which vary based on the size and type of credit risk exposure. The internal risk grades assigned to our municipal securities follow our definitions of Pass, Special Mention, and Substandard, which are consistent with published definitions of regulatory risk classifications. At March 31, 2023, all municipal securities were graded as Pass. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans and securities.
Loan and Lease Portfolio
We provide a wide range of lending products to commercial customers, generally small- and medium-sized businesses. We also provide various retail lending products and services to consumers and small businesses. The following schedule presents the composition of our loan and lease portfolio.
LOAN AND LEASE PORTFOLIO

	March 31, 2023		December 31, 2022
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$16,500	29.3%	$16,377	29.4%
Leasing	385	0.7	386	0.7
Owner-occupied	9,317	16.5	9,371	16.8
Municipal	4,374	7.8	4,361	7.8
Total commercial	30,576	54.3	30,495	54.8
Commercial real estate:
Construction and land development	2,313	4.1	2,513	4.5
Term	10,585	18.8	10,226	18.4
Total commercial real estate	12,898	22.9	12,739	22.9
Consumer:
Home equity credit line	3,276	5.8	3,377	6.1
1-4 family residential	7,692	13.7	7,286	13.1
Construction and other consumer real estate	1,299	2.3	1,161	2.1
Bankcard and other revolving plans	459	0.8	471	0.8
Other	131	0.2	124	0.2
Total consumer	12,857	22.8	12,419	22.3
Total loans and leases	$56,331	100.0%	$55,653	100.0%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At March 31, 2023 and December 31, 2022, the ratio of loans and leases to total assets was 64% and 62%, respectively. The largest loan category was commercial and industrial loans, which constituted 29% of our total loan portfolio at both time periods.
The loan and lease portfolio increased $0.7 billion, or 1%, to $56.3 billion at March 31, 2023. Loan growth was driven largely by increases of $0.4 billion in consumer 1-4 family residential mortgage loans and $0.4 billion in commercial real estate term loans.
Other Noninterest-Bearing Investments
Other noninterest-bearing investments are equity investments that are held primarily for capital appreciation, dividends, or for certain regulatory requirements. The following schedule summarizes our related investments.
OTHER NONINTEREST-BEARING INVESTMENTS

(Dollar amounts in millions)	March 31, 2023	December 31, 2022	Amount change	Percent change

Bank-owned life insurance	$547	$546	$1	—%
Federal Home Loan Bank stock	330	294	36	12
Federal Reserve stock	66	68	(2)	(3)
Farmer Mac stock	21	19	2	11
SBIC investments	174	172	2	1
Other	31	31	—	—
Total other noninterest-bearing investments	$1,169	$1,130	$39	3%
Total other noninterest-bearing investments increased $39 million, or 3%, during the first three months of 2023, primarily due to a $36 million increase in FHLB stock. We are required to invest approximately 4% of our FHLB borrowings in FHLB stock to maintain our borrowing capacity. The increase was driven by increases in FHLB borrowings during the first quarter of 2023 in response to declines in total deposits and loan growth.
Premises, Equipment, and Software
We are in the final phase of a three-phase project to replace our core loan and deposit banking systems, and expect to convert our deposit servicing system in 2023. The following schedule summarizes the capitalized costs associated with our core system replacement project, which are depreciated using a useful life of ten years.
CAPITALIZED COSTS ASSOCIATED WITH THE CORE SYSTEM REPLACEMENT PROJECT

	March 31, 2023
(In millions)	Phase 1	Phase 2	Phase 3	Total

Total amount of capitalized costs, less accumulated depreciation	$28	$52	$212	$292
Deposits
Deposits are our primary funding source. In recent years, particularly during the COVID-19 pandemic, we benefited from a significant influx of deposits, which was impacted by considerable fiscal and monetary policy decisions. During 2022, with the withdrawal of stimulus by the federal government, our deposits began to decline to more normalized levels. During the first quarter of 2023, with the failure of two prominent banks, this trend continued in response to market uncertainty, though total deposits remained above pre-pandemic (12/31/2019) levels.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the composition of our deposit portfolio.
DEPOSIT PORTFOLIO

	March 31, 2023		December 31, 2022		December 31, 2019
(Dollar amounts in millions)	Amount	% of total deposits	Amount	% of total deposits	Amount	% of total deposits
Deposits by type
Noninterest-bearing demand	$30,974	44.8%	$35,777	49.9%	$23,576	41.3%
Interest-bearing:
Savings and money market	30,826	44.5	33,474	46.7	28,249	49.5
Time	2,024	2.9	1,484	2.1	2,451	4.3
Brokered	5,384	7.8	917	1.3	2,809	4.9
Total deposits	$69,208	100.0%	$71,652	100.0%	$57,085	100.0%
Deposit-related metrics
Estimated amount of insured deposits	$37,846	55%	$34,018	47%	$28,802	50%
Estimated amount of uninsured deposits	$31,362	45%	$37,634	53%	$28,283	50%
Estimated amount of collateralized deposits	$2,708	3.9%	$2,861	4.0%	$1,928	3.4%
Loan-to-deposit ratio	81%		78%		85%
Total deposits decreased $2.4 billion, or 3% to $69.2 billion at March 31, 2023 from December 31, 2022, primarily due to a $4.8 billion decrease in noninterest-bearing deposits and a $2.1 billion decrease in savings, money market, and time deposits (excluding brokered deposits).
At March 31, 2023, the estimated total amount of uninsured deposits was $31.4 billion, or 45%, of total deposits, compared with $37.6 billion, or 53%, of total deposits at December 31, 2022. Our loan-to-deposit ratio was 81%, compared with 78% for the same time periods, reflecting a return to more normalized, pre-pandemic levels.
The following schedule presents our deposits by customer segment.
DEPOSITS BY CUSTOMER SEGMENT

	March 31, 2023
	Amount (in millions)	% of total deposits	% insured	% uninsured	Average account size

Commercial and CRE	$36,577	52.9%	33%	67%	$187,000
Consumer	23,616	34.1	82	18	$32,000
Other [1]	9,015	13.0	72	28	N/A
Total deposits	$69,208	100.0%	45	55
1 Includes primarily brokered, trust, estate, and certain internal operational accounts.
At March 31, 2023, we had no single depositor with uncollateralized deposits exceed 0.22% of total deposits, and the top 25 largest uncollateralized deposit accounts totaled 3.1% of total deposits.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents our deposit balances by size.
DEPOSITS BY SIZE

	March 31, 2023		December 31, 2022
(Dollar amounts in millions)	Amount	% of total deposits	Amount	% of total deposits	Amount change	Percent change
Deposit balance, at period end
< $250,000	$24,258	35.0%	$23,911	33.4%	$347	1%
$250,000 < $500,000	8,067	11.6	8,339	11.6	(272)	(3)
$500,000 < $1 million	6,467	9.3	7,522	10.5	(1,055)	(14)
$1 million < $5 million	12,365	17.9	14,753	20.6	(2,388)	(16)
$5 million < $10 million	4,007	5.8	5,247	7.3	(1,240)	(24)
$10 million < $25 million	4,075	5.9	5,508	7.7	(1,433)	(26)
≥ $25 million	3,428	5.0	4,401	6.1	(973)	(22)
Other [1]	1,157	1.7	1,054	1.5	103	10
Total nonbrokered deposits	63,824	92.2	70,735	98.7	(6,911)	(10)
Brokered deposits	5,384	7.8	917	1.3	4,467	NM
Total deposits	$69,208	100.0%	$71,652	100.0%	$(2,444)	(3)%
1 Includes primarily certain internal operational accounts.
Total nonbrokered deposits decreased $6.9 billion, or 10%, from December 31, 2022. A majority of the decrease related to larger balance accounts with relatively low transaction volume. This decrease was partially offset by a $4.5 billion increase in brokered deposits.
See “Liquidity Risk Management” on page 31 for additional information on liquidity and borrowed funds.
RISK MANAGEMENT
Risk management is an integral part of our operations and is a key determinant of our overall performance. We employ various strategies to prudently manage the risks to which our operations are exposed, including credit risk, market and interest rate risk, liquidity risk, strategic and business risk, operational risk, technology risk, cybersecurity risk, capital/financial reporting risk, legal/compliance risk (including regulatory risk), and reputational risk. These risks are overseen by various management committees including the Enterprise Risk Management Committee. For a more comprehensive discussion of these risks, see “Risk Factors” in our 2022 Form 10-K.
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
Our overall credit risk management strategy includes diversification of our loan portfolio. Our business activity is conducted primarily within the geographic footprint of our banking affiliates. We strive to avoid the risk of undue concentrations of credit in any particular industry, collateral type, location, or with any individual customer or counterparty. We have actively managed the credit risk in our commercial real estate (“CRE”) portfolio for more than a decade, having reduced CRE loans to 23% of total loans, compared with 33% in late 2008. For a more comprehensive discussion of our credit risk management, see “Credit Risk Management” in our 2022 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
U.S. Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration (“SBA”), Federal Housing Authority, U.S. Department of Veterans Affairs, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At March 31, 2023, $622 million of related loans were guaranteed, primarily by the SBA, and included $157 million of Paycheck Protection Program (“PPP”) loans. The following schedule presents the composition of U.S. government agency guaranteed loans.
U.S. GOVERNMENT AGENCY GUARANTEED LOANS

(Dollar amounts in millions)	March 31, 2023	Percent guaranteed	December 31, 2022	Percent guaranteed

Commercial	$730	82%	$753	83%
Commercial real estate	24	79	21	76
Consumer	4	100	5	100
Total loans	$758	82%	$779	83%
Commercial Lending
The following schedule provides information regarding lending exposures to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP 1

	March 31, 2023		December 31, 2022
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$2,924	9.6%	$2,802	9.2%
Finance and insurance	2,837	9.3	2,992	9.8
Retail trade	2,801	9.2	2,751	9.0
Public Administration	2,389	7.8	2,366	7.8
Manufacturing	2,355	7.7	2,387	7.8
Healthcare and social assistance	2,337	7.6	2,373	7.8
Wholesale trade	1,871	6.1	1,880	6.2
Utilities [2]	1,545	5.0	1,418	4.6
Transportation and warehousing	1,447	4.7	1,464	4.8
Mining, quarrying, and oil and gas extraction	1,362	4.5	1,349	4.4
Construction	1,322	4.3	1,355	4.4
Educational services	1,270	4.2	1,302	4.3
Hospitality and food services	1,197	3.9	1,238	4.1
Professional, scientific, and technical services	1,046	3.4	995	3.3
Other Services (except Public Administration)	1,039	3.4	1,041	3.4
Other [3]	2,834	9.3	2,782	9.1
Total	$30,576	100.0%	$30,495	100.0%
1 Industry groups are determined by North American Industry Classification System (“NAICS”) codes.
2 Includes primarily utilities, power, and renewable energy.
3 No other industry group exceeds 3.1%.
Commercial Real Estate Loans
At March 31, 2023 and December 31, 2022, our CRE loan portfolio totaled $12.9 billion and $12.7 billion, respectively, representing approximately 23% of the total loan portfolio for both periods. The majority of our CRE loans are secured by real estate primarily located within our geographic footprint. The following schedule presents the geographic distribution of our CRE loan portfolio based on the location of the primary collateral.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
COMMERCIAL REAL ESTATE LENDING BY COLLATERAL LOCATION

	March 31, 2023		December 31, 2022
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Arizona	$1,588	12%	$1,521	12%
California	3,814	30%	3,805	30%
Colorado	656	5%	637	5%
Nevada	968	7%	910	7%
Texas	2,157	17%	2,139	17%
Utah/Idaho	2,309	18%	2,397	19%
Washington/Oregon	914	7%	899	7%
Other	492	4%	431	3%
Total CRE	$12,898	100%	$12,739	100%
Term CRE loans generally mature within a three- to seven-year period and consist of full, partial, and non-recourse guarantee structures. Typical term CRE loan structures include annually tested operating covenants that require loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value tests. Construction and land development loans generally mature in 18 to 36 months and contain full or partial recourse guarantee structures with one- to five-year extension options or roll-to-perm options that often result in term debt. At March 31, 2023, approximately 85% of our CRE loan portfolio was variable-rate, and approximately 23% of these variable-rate loans were swapped to a fixed rate.
Underwriting on commercial properties is primarily based on the economic viability of the project with significant consideration given to the creditworthiness and experience of the sponsor. We generally require that the owner’s equity be injected prior to any advances. Re-margining requirements (required equity infusions upon a decline in value or cash flow of the collateral) are often included in the loan agreement along with guarantees of the sponsor. For a more comprehensive discussion of CRE loans and our underwriting, see the “Commercial Real Estate Loans” section in our 2022 Form 10-K.
The following schedule provides information regarding lending exposures to certain collateral types in our CRE loan portfolio.
COMMERCIAL REAL ESTATE LENDING BY COLLATERAL TYPE

	March 31, 2023		December 31, 2022
(Dollar amounts in millions)	Amount	Percent	Amount	Percent
Commercial property
Multi-family	$3,197	24.8%	$3,068	24.1%
Industrial	2,720	21.1	2,509	19.7
Office	2,245	17.4	2,281	17.9
Retail	1,483	11.5	1,529	12.0
Hospitality	693	5.4	695	5.4
Land	202	1.6	276	2.2
Other [1]	1,754	13.6	1,728	13.5
Residential property [2]
Single family	328	2.5	340	2.7
Land	76	0.6	75	0.6
Condo/Townhome	12	0.1	13	0.1
Other [1]	188	1.4	225	1.8
Total	$12,898	100.0%	$12,739	100.0%
1 Included in the total amount of the “Other” category was approximately $270 million and $301 million of unsecured loans at March 31, 2023 and December 31, 2022, respectively.
2 Residential property collateral type consists primarily of loans provided to commercial homebuilders for land, lot, and single-family housing developments.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Our CRE portfolio is diversified across geography and collateral type, with the largest concentration in multi-family. We provide additional analysis of our office CRE portfolio below in view of increased investor interest in that collateral type in recent periods.
Office CRE loan portfolio
At March 31, 2023 and December 31, 2022, our office CRE loan portfolio totaled $2.2 billion and $2.3 billion, representing 17% and 18% of the total CRE loan portfolio, respectively. The following schedule presents the composition of our office CRE loan portfolio and other related credit quality metrics.
OFFICE CRE LOAN PORTFOLIO

(Dollar amounts in millions)	March 31, 2023	December 31, 2022
Office CRE
Construction and land development	$172	$208
Term	2,073	2,073
Total office CRE	$2,245	$2,281

Classified loans	$112	$133
Allowance for credit losses	37	31
Ratio of allowance for credit losses to office CRE loans, at period end	1.65%	1.36%
The following schedules present credit quality information for our office CRE loan portfolio by collateral location.
OFFICE CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

(Dollar amounts in millions)	March 31, 2023
	Collateral Location
Loan type	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total
Office CRE
Construction and land development	$—	$83	$—	$2	$—	$27	$60	$—	$172
Term	293	524	96	96	216	575	242	31	2,073
Total Office CRE	$293	$607	$96	$98	$216	$602	$302	$31	$2,245
% of total	13.1%	27.0%	4.3%	4.3%	9.6%	26.8%	13.5%	1.4%	100.0%
Credit quality metrics:
Delinquency rates:
30-89 days	—%	—%	—%	—%	—%	—%	—%	—%	—%
≥ 90 days	—%	—%	—%	—%	—%	—%	—%	—%	—%
Accruing loans past due 90 days or more	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nonaccrual loans	$—	$1	$—	$—	$—	$—	$—	$—	$1
Net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(Dollar amounts in millions)	December 31, 2022
	Collateral Location
Loan type	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total
Office CRE
Construction and land development	$8	$79	$—	$2	$—	$18	$101	$—	$208
Term	295	525	97	99	217	613	195	32	2,073
Total Office CRE	$303	$604	$97	$101	$217	$631	$296	$32	$2,281
% of total	13.1%	27.0%	4.3%	4.3%	9.6%	26.8%	13.5%	1.4%	100.0%
Credit quality metrics:
Delinquency rates:
30-89 days	—%	5.8%	—%	—%	—%	—%	—%	—%	1.5%
≥ 90 days	—%	—%	—%	—%	—%	—%	—%	—%	—%
Accruing loans past due 90 days or more	$—	$—	$—	$—	$—	$—	$—	$—	$—
Nonaccrual loans	$—	$1	$—	$—	$—	$—	$—	$—	$1
Net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
1 No other geography exceeds $18 million at both March 31, 2023 and December 31, 2022.
2 Delinquency rates include nonaccrual loans.
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
Our 1-4 family residential mortgage loan portfolio increased $406 million, or 6%, to $7.7 billion at March 31, 2023, compared with $7.3 billion at December 31, 2022, primarily due to an increased demand for adjustable-rate mortgages, which we have retained as part of our overall interest rate risk management strategy.
We also originate home equity credit lines (“HECLs”). At March 31, 2023 and December 31, 2022, our HECL portfolio totaled $3.3 billion and $3.4 billion, respectively. The following schedule presents the composition of our HECL portfolio by lien status.
HECL PORTFOLIO BY LIEN STATUS

(In millions)	March 31, 2023	December 31, 2022

Secured by first liens	$1,375	$1,474
Secured by second (or junior) liens	1,901	1,903
Total	$3,276	$3,377
At March 31, 2023, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value (“CLTV”) ratios above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with high Fair Isaac Corporation (“FICO”) credit scores.
Approximately 90% of our HECL portfolio is still in the draw period, and about 19% of those loans are scheduled to begin amortizing within the next five years. We believe the risk of loss and borrower default in the event of a loan becoming fully amortizing and the effect of significant interest rate changes is minimal. The ratio of HECL net charge-offs (recoveries) for the trailing twelve months to average balances at March 31, 2023 and December 31, 2022 was (0.03)% for both periods. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of the HECL portfolio.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned (“OREO”) or foreclosed properties. Nonperforming assets as a percentage of loans and leases and OREO increased to 0.31% at March 31, 2023, compared with 0.27% at December 31, 2022.
Total nonaccrual loans at March 31, 2023 increased to $171 million from $149 million at December 31, 2022, primarily in the commercial and industrial and owner-occupied loan portfolios. See Note 6 of the Notes to Consolidated Financial Statements for more information on nonaccrual loans.
The following schedule presents our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	March 31, 2023	December 31, 2022

Nonaccrual loans [1]	$171	$149
Other real estate owned [2]	2	—
Total nonperforming assets	$173	$149
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned [2]	0.31%	0.27%
Accruing loans past due 90 days or more	$2	$6
Ratio of accruing loans past due 90 days or more to loans and leases [1]	—%	0.01%
Nonaccrual loans[1] and accruing loans past due 90 days or more	$173	$155
Ratio of nonperforming assets[1] and accruing loans past due 90 days or more to loans and leases[1] and other real estate owned [2]	0.31%	0.28%
Accruing loans past due 30-89 days	$79	$93
Nonaccrual loans[1] current as to principal and interest payments	73.7%	57.7%
1 Includes loans held for sale.
2 Does not include banking premises held for sale
Loan Modifications
Loans may be modified in the normal course of business for competitive reasons or to strengthen our collateral position. Loan modifications may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan.
On January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the recognition and measurement of troubled debt restructurings (“TDRs”) and their related disclosures. ASU 2022-02 requires enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. At March 31, 2023, loans that have been modified to accommodate a borrower experiencing financial difficulties totaled $97 million.
If the modified loan performs for at least six months according to the modified terms, and an analysis of the customer’s financial condition indicates that we are reasonably assured of repayment of the modified principal and interest, the loan may be returned to accrual status. The borrower’s payment performance prior to and following the modification is taken into account to determine whether a loan should be returned to accrual status.
ACCRUING AND NONACCRUING MODIFIED LOANS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

(In millions)	March 31, 2023

Modified loans – accruing	$96
Modified loans – nonaccruing	1
Total	$97

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
For additional information regarding loan modifications to borrowers experiencing financial difficulty, including information related to TDRs prior to our adoption of ASU 2022-02, see Note 6 of the Notes to Consolidated Financial Statements.
Allowance for Credit Losses
The ACL includes the ALLL and the RULC. The ACL represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. To determine the adequacy of the allowance, our loan and lease portfolio is segmented based on loan type.
The RULC, a reserve for potential losses associated with off-balance sheet commitments, decreased $1 million during the first three months of 2023. The reserve is separately recorded on the consolidated balance sheet in “Other liabilities,” and any related increases or decreases in the reserve are recorded on the consolidated income statement in “Provision for unfunded lending commitments.”
The following schedule presents the changes in and allocation of the ACL.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
SUMMARY OF CREDIT LOSS EXPERIENCE

(Dollar amounts in millions)	Three Months Ended March 31, 2023	Twelve Months Ended December 31, 2022	Three Months Ended March 31, 2022

Loans and leases outstanding	$56,331	$55,653	$51,242
Average loans and leases outstanding:
Commercial	30,678	29,225	28,496
Commercial real estate	12,876	12,251	12,171
Consumer	12,599	11,122	10,266
Total average loans and leases outstanding	$56,153	$52,598	$50,933
Allowance for loan and lease losses:
Balance at beginning of period [1]	$572	$513	$513
Provision for loan losses	46	101	(29)
Charge-offs:
Commercial	3	72	13
Commercial real estate	—	—	—
Consumer	4	10	4
Total	7	82	17
Recoveries:
Commercial	6	32	8
Commercial real estate	—	—	—
Consumer	1	11	3
Total	7	43	11
Net loan and lease charge-offs	—	39	6
Balance at end of period	$618	$575	$478
Reserve for unfunded lending commitments:
Balance at beginning of period	$61	$40	$40
Provision for unfunded lending commitments	(1)	21	(4)
Balance at end of period	$60	$61	$36
Total allowance for credit losses:
Allowance for loan and lease losses	$618	$575	$478
Reserve for unfunded lending commitments	60	61	36
Total allowance for credit losses	$678	$636	$514

Ratio of allowance for credit losses to net loans and leases, at period end	1.20%	1.14%	1.00%
Ratio of allowance for credit losses to nonaccrual loans, at period end	396%	427%	204%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	392%	410%	202%
Ratio of total net charge-offs to average loans and leases [2]	—%	0.07%	0.05%
Ratio of commercial net charge-offs to average commercial loans [2]	(0.04)%	0.14%	0.07%
Ratio of commercial real estate net charge-offs to average commercial real estate loans [2]	—%	—%	—%
Ratio of consumer net charge-offs to average consumer loans [2]	0.10%	(0.01)%	0.04%
1 The beginning balance at March 31, 2023 for the allowance for loan losses does not agree to its respective ending balance at December 31, 2022 because of the adoption of the new accounting standard related to loan modifications to borrowers experiencing financial difficulties.
2 Ratios are annualized for the periods presented except for the period representing the full twelve months.
The total ACL increased to $678 million, from $636 million, during the first three months of 2023, primarily due to deterioration in economic forecasts and growth in the loan portfolio. See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the ACL and credit trends experienced in each portfolio segment.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Interest Rate and Market Risk Management
Interest rate risk is the potential for reduced net interest income and other rate-sensitive income resulting from adverse changes in the level of interest rates. Market risk is the potential for loss arising from adverse changes in the fair value of fixed-income securities, equity securities, other earning assets, and derivative financial instruments as a result of changes in interest rates or other factors. Because we engage in transactions involving various financial products, we are exposed to both interest rate risk and market risk. For a more comprehensive discussion of our interest rate and market risk management, see the “Interest Rate and Market Risk Management” section in our 2022 Form 10-K.
Interest Rate Risk
We strive to position the Bank for interest rate changes and manage the balance sheet sensitivity to reduce the volatility of both net interest income and economic value of equity. We generally have granular deposit funding. Much of this funding has an indeterminate life with no maturity and can be withdrawn at any time. Because most deposits come from household and business accounts, their duration is generally longer than the duration of our loan portfolio. As such, we are naturally “asset-sensitive” — meaning that our assets are expected to reprice faster or more significantly than our liabilities. In previous interest rate environments, we have added (1) interest rate swaps to synthetically increase the duration of the loan portfolio, (2) longer-duration securities, and (3) longer-duration loans to reduce the asset sensitivity to a level where an increase in interest rates of 100 bps would result in a positive change in net interest income.
Asset sensitivity measures depend upon the assumptions we use for deposit runoff and repricing behavior. As interest rates rise, we expect some customers to move balances from demand deposits to interest-bearing accounts such as money market, savings, or certificates of deposit. Our models are particularly sensitive to the assumption about the rate of such migration.
We also assume a correlation, referred to as a “deposit beta,” with respect to interest-bearing deposits, wherein the rates paid to customers change at a different pace when compared with changes in average benchmark interest rates. Generally, certificates of deposit are assumed to have a high correlation, while interest-bearing checking accounts are assumed to have a lower correlation. We anticipate that changes in deposit rates will lag changes in reference rates. Our modeled cost of total deposits for March 2024 is approximately 1.31% without the effect of any additional Federal Reserve (“FRB”) rate hikes. Additional rate hikes would be expected to result in further increases to the cost of total deposits.
Actual results may differ materially due to various factors, including the shape of the yield curve, competitive pricing, money supply, our credit worthiness, etc. We use our historical experience as well as industry data to inform our assumptions. The migration and correlation assumptions previously discussed result in deposit durations presented in the following schedule:
DEPOSIT ASSUMPTIONS

	March 31, 2023		December 31, 2022
Product	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	3.5%	3.6%	3.6%	3.5%
Money market	2.5%	2.2%	2.3%	2.0%
Savings and interest-bearing checking	3.2%	2.7%	3.1%	2.8%
As the more rate-sensitive deposits have runoff, the effective duration of deposits has lengthened due to the remaining deposits that are assumed to be less rate sensitive.
As noted previously, we utilize derivatives to manage interest rate risk. The following schedule presents derivatives that are designated in qualifying hedging relationships at March 31, 2023. Included are the average outstanding derivative notional amounts for each period presented and the weighted average fixed-rate paid or received for each

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
category of cash flow and fair value hedge. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the impact of these hedging relationships on interest income and expense.
DERIVATIVES DESIGNATED IN QUALIFYING HEDGING RELATIONSHIPS

	2023			2024				2025	2Q25 - 1Q26	2Q26 - 1Q27
(Dollar amounts in millions)	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Cash flow hedges
Cash flow asset hedges [1,4]
Average outstanding notional	$4,433	$4,133	$3,833	$3,400	$3,066	$2,633	$2,133	$1,450	$558	$108
Weighted-average fixed-rate received	1.92%	1.87%	1.75%	1.59%	1.50%	1.36%	1.27%	1.39%	1.73%	1.65%
	2023 [4]	2024	2025	2026	2027	2028	2029	2030	2031	2032
Fair value hedges
Fair value debt hedges [2]
Average outstanding notional	$500	$500	$500	$500	$500	$500	$500	$—	$—	$—
Weighted-average fixed-rate received	1.70%	1.70%	1.70%	1.70%	1.70%	1.70%	1.70%	—%	—%	—%
Fair value asset hedges [3]
Average outstanding notional	$827	$1,099	$1,212	$1,217	$1,213	$1,208	$1,203	$1,198	$1,192	$1,156
Weighted-average fixed-rate paid	1.65%	1.71%	1.74%	1.74%	1.74%	1.73%	1.73%	1.73%	1.73%	1.72%
1 Cash flow hedges consist of receive-fixed swaps hedging pools of floating-rate loans.
2 Fair value debt hedges consist of receive-fixed swaps hedging fixed-rate debt. The $500 million fair value debt hedge matures at the end of July 2029. Amounts for 2029 have not been prorated to reflect this hedge maturing during the year.
3 Fair value assets hedges consist of pay-fixed swaps hedging AFS fixed-rate securities. Increases in average outstanding notional amounts are due to forward-starting interest rate swaps.
4 The cash flow portfolio fully matures in February 2027. Amounts for 2027 have not been prorated to reflect this hedge maturing during the period.
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
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME AND CHANGE IN ECONOMIC VALUE OF EQUITY

	March 31, 2023					December 31, 2022
	Parallel shift in rates (in bps)[1]					Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300	-100	0	+100	+200	+300

Earnings at Risk (EaR)	(3.4)%	—%	3.3%	6.5%	9.7%	(2.4)%	—%	2.4%	4.8%	7.1%
Economic Value of Equity (EVE)	1.8%	—%	(1.2)%	(2.4)%	(3.8)%	2.0%	—%	(1.1)%	(2.3)%	(3.7)%
1 Assumes rates cannot go below zero in the negative rate shift.
The asset sensitivity, as measured by EaR, increased during the first quarter of 2023, primarily due to a decrease in receive-fixed-rate swap notional, partially offset by deposit runoff.
For interest-bearing deposits with indeterminate maturities, the weighted average modeled beta is 27%. If the weighted average deposit beta were to increase to 38%, the EaR in the +100 bps rate shock would change from 3.3% to 2.0%.

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
EaR has inherent limitations in describing expected changes in net interest income in rapidly changing interest rate environments due to a lag in asset and liability repricing behavior. As such, we expect net interest income to change due to “latent” and “emergent” interest rate sensitivity. Unlike EaR, which measures net interest income over 12 months, latent and emergent interest rate sensitivity explains changes in current quarter net interest income, compared with expected net interest income in the same quarter one year forward.
Latent interest rate sensitivity refers to future changes in net interest income based upon past rate movements that have yet to be fully recognized in revenue but will be recognized over the near term. We expect latent sensitivity to reduce net interest income by approximately 7% in the first quarter of 2024, compared with the first quarter of 2023.
Emergent interest rate sensitivity refers to future changes in net interest income based upon future interest rate movements and is measured from the latent level of net interest income. If interest rates rise consistent with the forward curve at March 31, 2023, we expect emergent sensitivity to reduce net interest income by approximately 1% from the latent sensitivity level, for a cumulative 8% reduction in net interest income.
Our focus on business banking also plays a significant role in determining the nature of our asset-liability management posture. At March 31, 2023, $25.6 billion of our commercial lending and CRE loan balances were scheduled to reprice in the next six months. Of these variable-rate loans, approximately 96% are tied to either the prime rate, London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”), American Interbank Offered Rate (“AMERIBOR”), or Bloomberg Short-term Bank Yield (“BSBY”). For these variable-rate loans, we have executed $4.4 billion of cash flow hedges by receiving fixed rates on interest rate swaps. At March 31, 2023, we also had $3.6 billion of variable-rate consumer loans scheduled to reprice in the next six months. The impact on asset sensitivity from commercial or consumer loans with floors has become insignificant as rates have risen. See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
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
At March 31, 2023, we had approximately $10.5 billion in loans (mainly commercial loans), unfunded lending commitments, and securities referencing LIBOR. The amount of borrowed funds referencing LIBOR at March 31, 2023 was less than $1 billion. These amounts exclude derivative assets and liabilities on the consolidated balance sheet. At March 31, 2023, the notional amount of our LIBOR-referenced interest rate derivative contracts was $6.5 billion, of which nearly all related to contracts with central counterparty clearinghouses. We expect the swap central counterparty clearinghouses, LCH.Clearnet Limited and CME Clearing House, to transition all of our USD LIBOR swaps to SOFR during the second quarter of 2023.
We support our customers’ needs by accommodating various alternative reference rates, including primarily the Constant Maturity Treasury (“CMT”) rate, the FHLB rate, SOFR, BSBY, and the prime rate. At March 31, 2023, as a result of our efforts, more than 70% of our loans referencing LIBOR have moved to an alternative rate index, and

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
a significant number of customers had voluntarily migrated to an alternative rate index. We expect that most of the remaining customers will move to an alternative rate index in accordance with the relevant fallback provisions in their contracts prior to June 2023. A limited number of customers will be notified of the activation of their fallback language prior to June 2023, with transition to an alternative rate index occurring upon their next scheduled rate reset subsequent to June 2023.
Under the Adjustable Interest Rate (LIBOR) Act of 2022, the FRB identified benchmark replacement rates for LIBOR contracts lacking fallback provisions with a clearly defined or practical replacement benchmark rate. Where applicable, these replacement rates will be used. For more information on the transition from LIBOR, see Risk Factors in our 2022 Form 10-K.
Market Risk – Fixed Income
We underwrite municipal and corporate securities. We also trade municipal, agency, and treasury securities. This underwriting and trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed-income securities.
At March 31, 2023 and December 31, 2022, we had $12 million and $465 million of trading assets, and $281 million and $187 million of securities sold, not yet purchased, respectively. We are exposed to market risk through changes in fair value. This includes market risk for interest rate swaps used to hedge interest rate risk.
Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (“AOCI”) for each financial reporting period. The after-tax change in AOCI attributable to AFS securities increased $126 million for the three months ended March 31, 2023, due largely to increases in benchmark interest rates. See Note 5 of the Notes to Consolidated Financial Statements for further information regarding the accounting for investment securities.
We believe our funding advantage is more pronounced in a rising interest rate environment, creating meaningful economic value that is not fully reflected on our balance sheet since deposits and related intangible assets are not recorded at fair value for accounting purposes.
Market Risk – Equity Investments
Through our equity investment activities, we own equity securities that are publicly traded. In addition, we own equity securities in governmental entities and companies, e.g., FRB and the FHLB, that are not publicly traded. Equity investments may be accounted for at cost less impairment and adjusted for observable price changes, fair value, the equity method, or full consolidation methods of accounting, depending on our ownership position and degree of influence over the investees’ business. Regardless of the accounting method, the values of our investments are subject to fluctuation. Because the fair value of these securities may fall below the cost at which we acquired them, we are exposed to the possibility of loss. Equity investments in private and public companies are evaluated, monitored, and approved by members of management in our Equity Investments Committee and Securities Valuation Committee.
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds as a strategy to provide beneficial financing, growth, and expansion opportunities to diverse businesses generally in communities within our geographic footprint. Our equity exposure to these investments was approximately $174 million and $172 million at March 31, 2023 and December 31, 2022, respectively. On occasion, some of the companies within our SBIC investment may issue an initial public offering (“IPO”). In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce additional market risk. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the valuation of our SBIC investments.
Liquidity Risk Management
Liquidity refers to our ability to meet our cash, contractual, and collateral obligations, and to manage both expected and unexpected cash flows without adversely impacting our operations or financial strength. We manage our

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
liquidity to provide funds for our customers’ credit needs, our anticipated financial and contractual obligations, and other corporate activities. Sources of liquidity include deposits, borrowings, equity, and unencumbered assets, such as loans and investment securities. Our investment securities are primarily held as a source of contingent liquidity. We primarily own securities that can readily provide us cash and liquidity through secured borrowing agreements with securities pledged as collateral.
We maintain and regularly test a contingency funding plan to identify sources and uses of liquidity. Additionally, we have a Board-approved liquidity policy that requires us to monitor and maintain adequate liquidity, diversify funding positions, and anticipate future funding needs. In accordance with this policy, we monitor our liquidity positions by conducting various stress tests and evaluating certain liquid asset measurements, such as a 30-day liquidity coverage ratio.
We perform regular liquidity stress tests and assess our portfolio of highly liquid assets (sufficient to cover 30-day funding needs under stress scenarios). These stress tests include projections of funding maturities, uses of funds, and assumptions of deposit runoff. These assumptions consider the size of deposit account, operational nature of deposits, type of depositor, and concentrations of funding sources including large depositors and aggregate levels of uncollateralized deposits exceeding insured levels. Concentrated funding sources are given large runoff factors up to 100% in projecting stressed funding needs. Our liquidity stress testing considers multiple timeframes ranging from overnight to 12 months. Our liquidity policy requires us to maintain sufficient on-balance sheet liquidity in the form of FRB reserve balance and other highly liquid assets to meet stressed outflow assumptions.
We have a dedicated funding desk that monitors real-time inflows and outflows of our FRB account, and we have tools, including ready access to repo markets and FHLB advances, to manage intraday liquidity. FHLB borrowings are “open-term,” allowing us the ability to retain or return funds based on our liquidity needs. We pledge a large portion of our highly liquid investment securities portfolio through the General Collateral Funding (“GCF”) repo program. Through this program, high-quality collateral is pledged and program participants exchange funds anonymously, which allows for near instant access to funding during market hours.
Additionally, we have pledged collateral to the FRB’s primary credit facility (or discount window) and the Bank Term Funding Program (“BTFP”), which provide additional contingent funding sources outside the normal operating hours of the FHLB and the GCF program. The BTFP offers loans of up to one year in length to eligible depository institutions pledging U.S. Treasuries, agency debt and government mortgage-backed securities, and other qualifying assets as collateral. Unlike other funding sources, borrowing capacity under the BTFP is based on the par value, not the fair value, of collateral. During the first quarter of 2023, we did not access the discount window or BTFP, except for an operational test of the BTFP consisting of a $1 million overnight advance. For more information on our liquidity risk management practices, see “Liquidity Risk Management” in our 2022 Form 10-K.
For the first three months of 2023, the primary sources of cash came from an increase in short-term borrowings, a decrease in money market investments, a decrease in investment securities, and net cash provided by operating activities. Uses of cash during the same period included primarily an increase in loans and leases, dividends paid on common and preferred stock, and the repurchase of bank common stock. Cash payments for interest reflected in operating expenses were $224 million and $11 million for the first three months of 2023 and 2022, respectively.
The FHLB and FRB have been, and continue to be, a significant source of back-up liquidity and funding. We are a member of the FHLB of Des Moines, which allows member banks to borrow against eligible loans and securities to satisfy liquidity and funding requirements. We are required to invest in FHLB and FRB stock to maintain our borrowing capacity. At March 31, 2023, our total investment in FHLB and FRB stock was $330 million and $66 million, respectively, compared with $294 million and $68 million at December 31, 2022.
At March 31, 2023, loans with a carrying value of $24.2 billion and $6.0 billion, compared with $23.7 billion and $3.9 billion at December 31, 2022, were pledged at the FHLB and FRB, respectively, as collateral for current and potential borrowings. In April 2023, an additional $9.4 billion of loans were pledged at the FRB as collateral for potential borrowings, resulting in additional borrowing capacity of approximately $7.8 billion.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At March 31, 2023 and December 31, 2022, investment securities with a carrying value of $22.0 billion and $13.5 billion, respectively, were pledged as collateral for potential borrowings. For the same time periods, these pledges included $10.4 billion and $8.3 billion for available use through the GCF repo program, $7.6 billion and $1.0 billion to the FRB, and $4.0 billion and $4.2 billion to secure collateralized public and trust deposits, advances, and for other purposes.
A large portion of these pledged assets are unencumbered, but are pledged to provide immediate access to contingency sources of funds. The following schedule presents our total available liquidity including unused collateralized borrowing capacity.
AVAILABLE LIQUIDITY

	March 31, 2023					December 31, 2022
(In billions)	FHLB	FRB	GCF	BTFP	Total	FHLB	FRB	GCF	BTFP	Total

Total borrowing capacity	$16.4	$6.1	$10.6	$7.3	$40.4	$16.6	$4.0	$8.4	$—	$29.0
Borrowings outstanding	8.1	—	3.3	—	11.4	7.2	—	2.7	—	9.9
Remaining capacity, at period end	$8.3	$6.1	$7.3	$7.3	$29.0	$9.4	$4.0	$5.7	$—	$19.1

Cash and due from banks					0.6					0.7
Interest-bearing deposits [1]					2.7					1.3
Total available liquidity					$32.3					$21.1
1 Represents funds deposited by the Bank primarily at the Federal Reserve Bank.
At March 31, 2023 and December 31, 2022, our total available liquidity was $32.3 billion, compared with $21.1 billion, respectively. At March 31, 2023, we had sources of liquidity which exceeded our uninsured deposits without the need to sell any investment securities.
General financial market and economic conditions also impact our access to, and cost of, external financing. Access to funding markets is also directly affected by the credit ratings we receive from various rating agencies. The ratings not only influence the costs associated with borrowings, but can also influence the sources of the borrowings. All of the credit rating agencies rate our debt at an investment-grade level. In April 2023, as a result of broader uncertainty in the banking industry, Moody's downgraded our long-term issuer rating to Baa2 from Baa1, our short-term debt rating to P2 from P1, and changed their outlook on our long-term deposit and issuer ratings to “stable” from “ratings under review.”
The following schedule presents our current credit ratings.

CREDIT RATINGS
as of April 30, 2023:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

Kroll	Positive	A-	BBB+	K2
S&P	Stable	BBB+	BBB	NR
Fitch	Stable	BBB+	BBB	F1
Moody's	Stable	Baa2	NR	P2
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
Capital Management
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
We utilize stress testing as an important mechanism to inform our decisions on the appropriate level of capital, based upon actual and hypothetically stressed economic conditions, which are comparable in severity to the scenarios published by the FRB. The timing and amount of capital actions are subject to various factors, including our financial performance, business needs, prevailing and anticipated economic conditions, and the results of our internal stress testing, as well as Board and Office of the Comptroller of the Currency (“OCC”) approval. Shares may be repurchased occasionally in the open market or through privately negotiated transactions. For a more comprehensive discussion of our capital risk management, see “Capital Management” in our 2022 Form 10-K.
SHAREHOLDERS' EQUITY

(Dollar amounts in millions)	March 31, 2023	December 31, 2022	Amount change	Percent change
Shareholders’ equity:
Preferred stock	$440	$440	$—	—%
Common stock and additional paid-in capital	1,715	1,754	(39)	(2)
Retained earnings	5,949	5,811	138	2
Accumulated other comprehensive loss	(2,920)	(3,112)	192	6
Total shareholders' equity	$5,184	$4,893	$291	6%
Total shareholders’ equity increased $291 million, or 6%, to $5.2 billion at March 31, 2023, compared with $4.9 billion at December 31, 2022. Common stock and additional paid-in capital decreased $39 million, primarily due to common stock repurchases.
AOCI was $2.9 billion at March 31, 2023, and reflects the decline in the fair value of fixed-rate available-for-sale securities as a result of changes in interest rates. Absent any sales or credit impairment of these securities, the unrealized losses will not be recognized in earnings. We do not intend to sell any securities with unrealized losses. Although changes in AOCI are reflected in shareholders’ equity, they are excluded from regulatory capital, and therefore do not impact our regulatory ratios. We excluded the effect of AOCI to align with its impact on certain incentive compensation plans that utilize return on tangible common equity as a performance metric. See “Non-GAAP Financial Measures” on page 36 for further information. For more discussion on our investment securities portfolio and related unrealized gains and losses, see Note 5 of the Notes to Consolidated Financial Statements.
Common shares outstanding decreased 0.6 million during the first three months of 2023, primarily due to common stock repurchases. During the first quarter of 2023, we repurchased 0.9 million common shares outstanding for $50 million. As the macroeconomic environment has become more uncertain, we do not expect to repurchase common shares during the second quarter of 2023.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CAPITAL DISTRIBUTIONS

	Three Months Ended March 31,
(In millions, except share data)	2023	2022
Capital distributions:
Preferred dividends paid	$6	$8
Total capital distributed to preferred shareholders	6	8
Common dividends paid	61	58
Bank common stock repurchased [1]	50	51
Total capital distributed to common shareholders	111	109
Total capital distributed to preferred and common shareholders	$117	$117
Weighted average diluted common shares outstanding (in thousands)	148,038	151,687
Common shares outstanding, at period end (in thousands)	148,100	151,348
1 Includes amounts related to the common shares acquired from our publicly announced plans and those acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options.
Under the OCC’s “Earnings Limitation Rule,” our dividend payments are restricted to an amount equal to the sum of the total of (1) our net income for that year, and (2) retained earnings for the preceding two years, unless the OCC approves the declaration and payment of dividends in excess of such amount. At March 31, 2023, we had $1.6 billion of retained net profits available for distribution.
During the first quarter of 2023, we paid dividends on preferred stock of $6 million and dividends on common stock of $61 million, or $0.41 per share. In May 2023, the Board declared a regular quarterly dividend of $0.41 per common share, payable on May 25, 2023 to shareholders of record on May 18, 2023. See Note 9 of the Notes to Consolidated Financial Statements for additional information about our capital management actions.
Basel III
We are subject to Basel III capital requirements that include certain minimum regulatory capital ratios. At March 31, 2023, we exceeded all capital adequacy requirements under the Basel III capital rules. Based on our internal stress testing and other assessments of capital adequacy, we believe we hold capital sufficiently in excess of internal and regulatory requirements for well-capitalized banks. See the “Supervision and Regulation” section and Note 15 of our 2022 Form 10-K for more information about our compliance with the Basel III capital requirements. The following schedule presents our capital amounts, capital ratios, and other selected performance ratios.
CAPITAL AMOUNTS AND RATIOS

(Dollar amounts in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Basel III risk-based capital amounts:
Common equity tier 1 capital	$6,582	$6,481	$6,166
Tier 1 risk-based	7,022	6,921	6,605
Total risk-based	8,232	8,077	7,677
Risk-weighted assets	66,274	66,111	61,427
Basel III risk-based capital ratios:
Common equity tier 1 capital ratio	9.9%	9.8%	10.0%
Tier 1 risk-based ratio	10.6	10.5	10.8
Total risk-based ratio	12.4	12.2	12.5
Tier 1 leverage ratio	7.8	7.7	7.3
Other ratios:
Average equity to average assets (three months ended)	5.6%	5.4%	7.8%
Return on average common equity (three months ended)	17.4	25.4	11.8
Return on average tangible common equity (three months ended) [1]	12.3	16.9	12.9
Tangible equity ratio [1]	7.8	7.6	7.2
Tangible common equity ratio [1]	7.3	7.1	6.8
1 See “Non-GAAP Financial Measures” on page 36 for more information regarding these ratios.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NON-GAAP FINANCIAL MEASURES
This Form 10-Q presents non-GAAP financial measures, in addition to GAAP financial measures. The adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are presented in the following schedules. We consider these adjustments to be relevant to ongoing operating results and provide a meaningful basis for period-to-period comparisons. We use these non-GAAP financial measures to assess our performance and financial position. We believe that presenting these non-GAAP financial measures permits investors to assess our performance on the same basis as that applied by our management and the financial services industry.
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
Tangible Common Equity and Related Measures
Tangible common equity and related measures are non-GAAP measures that exclude the impact of intangible assets and their related amortization and AOCI. We excluded the effect of AOCI to align with its impact on certain incentive compensation plans that utilize return on tangible common equity as a performance metric. We believe these non-GAAP measures provide useful information about our use of shareholders’ equity and provide a basis for evaluating the performance of a business more consistently, whether acquired or developed internally.
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		March 31, 2023	December 31, 2022	March 31, 2022

Net earnings applicable to common shareholders (GAAP)	(a)	$198	$277	$195
Adjustment, net of tax:
Amortization of core deposit and other intangibles		1	—	—
Net earnings applicable to common shareholders, net of tax	(a)	$199	$277	$195
Average common equity (GAAP)		$4,614	$4,330	$6,700
Average goodwill and intangibles		(1,064)	(1,036)	(1,015)
Average accumulated other comprehensive loss (income)		3,030	3,192	452
Average tangible common equity (non-GAAP)	(b)	$6,580	$6,486	$6,137
Number of days in quarter	(c)	90	92	90
Number of days in year	(d)	365	365	365
Return on average tangible common equity (non-GAAP)	(a/b/c)*d	12.3%	16.9%	12.9%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		March 31, 2023	December 31, 2022	March 31, 2022

Total shareholders’ equity (GAAP)		$5,184	$4,893	$6,294
Goodwill and intangibles		(1,063)	(1,065)	(1,015)
Accumulated other comprehensive loss (income)		2,920	3,112	1,346
Tangible equity (non-GAAP)	(a)	7,041	6,940	6,625
Preferred stock		(440)	(440)	(440)
Tangible common equity (non-GAAP)	(b)	$6,601	$6,500	$6,185
Total assets (GAAP)		$88,573	$89,545	$91,126
Goodwill and intangibles		(1,063)	(1,065)	(1,015)
Accumulated other comprehensive loss (income)		2,920	3,112	1,346
Tangible assets (non-GAAP)	(c)	$90,430	$91,592	$91,457
Common shares outstanding (in thousands)	(d)	148,100	148,664	151,348
Tangible equity ratio (non-GAAP)	(a/c)	7.8%	7.6%	7.2%
Tangible common equity ratio (non-GAAP)	(b/c)	7.3%	7.1%	6.8%
Tangible book value per common share (non-GAAP)	(b/d)	$44.57	$43.72	$40.87
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Year Ended
(Dollar amounts in millions)		March 31, 2023	December 31, 2022	March 31, 2022	December 31, 2022

Noninterest expense (GAAP)	(a)	$512	$471	$464	$1,878
Adjustments:
Severance costs		1	—	—	1
Other real estate expense, net		—	—	1	1
Amortization of core deposit and other intangibles		2	—	—	1
Pension termination-related (income) expense [1]		—	—	—	—
SBIC investment success fee accrual [2]		—	(1)	(1)	(1)
Total adjustments	(b)	3	(1)	—	2
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$509	$472	$464	$1,876
Net interest income (GAAP)	(d)	$679	$720	$544	$2,520
Fully taxable-equivalent adjustments	(e)	9	10	8	37
Taxable-equivalent net interest income (non-GAAP)	(d+e)=f	688	730	552	2,557
Noninterest income (GAAP)	g	160	153	142	632
Combined income (non-GAAP)	(f+g)=(h)	848	883	694	3,189
Adjustments:
Fair value and nonhedge derivative gains		(3)	(4)	6	16
Securities gains (losses), net [2]		1	(5)	(17)	(15)
Total adjustments	(i)	(2)	(9)	(11)	1
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$850	$892	$705	$3,188
Pre-provision net revenue (non-GAAP)	(h)-(a)	$336	$412	$230	$1,311
Adjusted PPNR (non-GAAP)	(j)-(c)	341	420	241	1,312
Efficiency ratio (non-GAAP)	(c/j)	59.9%	52.9%	65.8%	58.8%
1 Represents a valuation adjustment related to the termination of our defined benefit pension plan.
2 The success fee accrual is associated with the gains and losses from our SBIC investments, which are excluded from the efficiency ratio through securities gains (losses), net.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 1.    FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$607	$657
Money market investments:
Interest-bearing deposits	2,727	1,340
Federal funds sold and securities purchased under agreements to resell	688	2,426
Investment securities:
Held-to-maturity, at amortized cost ($11,210 and $11,239 at fair value )	10,961	11,126
Available-for-sale, at fair value	11,594	11,915
Trading, at fair value	12	465
Total investment securities	22,567	23,506
Loans held for sale	5	8
Loans and leases, net of unearned income and fees	56,331	55,653
Less allowance for loan and lease losses	618	575
Loans held for investment, net of allowance	55,713	55,078
Other noninterest-bearing investments	1,169	1,130
Premises, equipment and software, net	1,411	1,408
Goodwill and intangibles	1,063	1,065
Other real estate owned	6	3
Other assets	2,617	2,924
Total assets	$88,573	$89,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$30,974	$35,777
Interest-bearing:
Savings and money market	30,897	33,566
Time	7,337	2,309
Total deposits	69,208	71,652
Federal funds and other short-term borrowings	12,124	10,417
Long-term debt	663	651
Reserve for unfunded lending commitments	60	61
Other liabilities	1,334	1,871
Total liabilities	83,389	84,652
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	440	440
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 148,100 and 148,664 shares) and additional paid-in capital	1,715	1,754
Retained earnings	5,949	5,811
Accumulated other comprehensive income (loss)	(2,920)	(3,112)
Total shareholders’ equity	5,184	4,893
Total liabilities and shareholders’ equity	$88,573	$89,545
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)	Three Months Ended March 31,
(In millions, except shares and per share amounts)	2023	2022
Interest income:
Interest and fees on loans	$726	$437
Interest on money market investments	57	6
Interest on securities	137	112
Total interest income	920	555
Interest expense:
Interest on deposits	82	6
Interest on short- and long-term borrowings	159	5
Total interest expense	241	11
Net interest income	679	544
Provision for credit losses:
Provision for loan and lease losses	46	(29)
Provision for unfunded lending commitments	(1)	(4)
Total provision for credit losses	45	(33)
Net interest income after provision for credit losses	634	577
Noninterest income:
Commercial account fees	43	41
Card fees	24	25
Retail and business banking fees	16	20
Loan-related fees and income	21	22
Capital markets fees	17	15
Wealth management fees	15	14
Other customer-related fees	15	14
Customer-related noninterest income	151	151
Fair value and nonhedge derivative income	(3)	6
Dividends and other income (loss)	11	2
Securities gains (losses), net	1	(17)
Total noninterest income	160	142
Noninterest expense:
Salaries and employee benefits	339	312
Technology, telecom, and information processing	55	52
Occupancy and equipment, net	40	38
Professional and legal services	13	14
Marketing and business development	12	8
Deposit insurance and regulatory expense	18	10
Credit-related expense	6	7
Other real estate expense, net	—	1
Other	29	22
Total noninterest expense	512	464
Income before income taxes	282	255
Income taxes	78	52
Net income	204	203
Preferred stock dividends	(6)	(8)
Net earnings applicable to common shareholders	$198	$195
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	148,015	151,285
Diluted shares (in thousands)	148,038	151,687
Net earnings per common share:
Basic	$1.33	$1.27
Diluted	1.33	1.27
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(In millions)	2023	2022

Net income for the period	$204	$203
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	126	(1,121)
Net unrealized holding gains (losses) on derivative instruments	29	(135)
Reclassification adjustment for decrease (increase) in interest income recognized in earnings on derivative instruments	37	(10)
Total other comprehensive income (loss), net of tax	192	(1,266)
Comprehensive income (loss)	$396	$(1,063)
See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2022	$440	148,664	$—	$1,754	$5,811	$(3,112)	$4,893
Net income for the period					204		204
Other comprehensive income, net of tax						192	192
Cumulative effect adjustment, due to adoption of ASU 2022-02, net of tax					2		2
Bank common stock repurchased		(953)		(50)			(50)
Net activity under employee plans and related tax benefits		389		11			11
Dividends on preferred stock					(6)		(6)
Dividends on common stock, $0.41 per share					(61)		(61)
Change in deferred compensation					(1)		(1)
Balance at March 31, 2023	$440	148,100	$—	$1,715	$5,949	$(2,920)	$5,184

Balance at December 31, 2021	$440	151,625	$—	$1,928	$5,175	$(80)	$7,463
Net income for the period					203		203
Other comprehensive loss, net of tax						(1,266)	(1,266)
Bank common stock repurchased		(778)		(51)			(51)
Net activity under employee plans and related tax benefits		501		12			12
Dividends on preferred stock					(8)		(8)
Dividends on common stock, $0.38 per share					(58)		(58)
Change in deferred compensation					(1)		(1)
Balance at March 31, 2022	$440	151,348	$—	$1,889	$5,311	$(1,346)	$6,294

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$204	$203
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	45	(33)
Depreciation and amortization	36	19
Share-based compensation	17	17
Deferred income tax expense	6	39
Net decrease (increase) in trading securities	77	(10)
Net decrease in loans held for sale	7	29
Change in other liabilities	(529)	127
Change in other assets	362	(116)
Other, net	(4)	13
Net cash provided by operating activities	221	288
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in money market investments	727	4,979
Proceeds from maturities and paydowns of investment securities held-to-maturity	237	20
Purchases of investment securities held-to-maturity	(10)	(17)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	583	1,018
Purchases of investment securities available-for-sale	(138)	(4,673)
Net change in loans and leases	(738)	(355)
Purchases and sales of other noninterest-bearing investments	(37)	8
Purchases of premises and equipment	(31)	(53)
Other, net	(2)	4
Net cash provided by investing activities	591	931
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(2,445)	(439)
Net change in short-term funds borrowed	1,707	(264)
Redemption of long-term debt	—	(290)
Proceeds from the issuance of common stock	2	6
Dividends paid on common and preferred stock	(69)	(66)
Bank common stock repurchased	(50)	(51)
Other, net	(7)	(10)
Net cash used in financing activities	(862)	(1,114)
Net increase (decrease) in cash and due from banks	(50)	105
Cash and due from banks at beginning of period	657	595
Cash and due from banks at end of period	$607	$700
Cash paid for interest	$224	$11
Net refunds received for income taxes	—	(1)
Noncash activities:
Loans held for investment reclassified to loans held for sale, net	47	34
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2023
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
The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and accompanying footnotes included in our 2022 Form 10-K.
We evaluated events that occurred between March 31, 2023 and the date the accompanying financial statements were issued, and determined that there were no material events that would require adjustments to our consolidated financial statements or significant disclosure in the accompanying Notes. As referenced in Note 6 of the Notes to Consolidated Financial Statements, an additional $9.4 billion of loans were pledged as collateral for potential borrowings in April 2023.
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

Standards not yet adopted by the Bank

ASU 2023-02,
Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)

This Accounting Standards Update (“ASU”) expands the optional use of the proportional amortization method (“PAM”), previously limited to investments in low-income housing tax credit (“LIHTC”) structures, to any eligible equity investments made primarily for the purpose of receiving income tax credit and other tax benefits when certain criteria are met. PAM results in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization of the investment and the income tax credits being presented net in the income statement as a component of income tax expense (benefit).
This ASU allows for an accounting policy election to apply PAM on a tax-credit-program-by-tax-credit-program basis. The ASU also includes additional disclosure requirements about equity investments accounted for using PAM.
The new standard is effective for calendar year-end public companies beginning January 1, 2024, with early adoption permitted.
Periods beginning after December 15, 2023
We do not currently have any additional equity investments that are eligible for PAM under the provisions of this ASU. We will continue to evaluate its use for new investments. The overall effect of the guidance is not expected to have a material impact on our financial statements.
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

Standards adopted by the Bank during the period

ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
This ASU eliminates the recognition and measurement requirements for troubled debt restructurings (“TDRs”) for creditors that have adopted ASC 326 (“CECL”), and eliminates certain TDR disclosures while requiring enhanced disclosures about loan modifications for borrowers experiencing financial difficulty.
The new standard also requires public companies to present current period gross charge-offs (on a current year-to-date basis for interim-period disclosures) by year of origination in their vintage disclosures.
		Periods beginning after December 15, 2022	We adopted this ASU on January 1, 2023. It did not have a material impact on our financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
3. FAIR VALUE
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For more information about our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 3 of our 2022 Form 10-K.
Quantitative Disclosure by Fair Value Hierarchy
Assets and liabilities measured at fair value by class on a recurring basis are summarized as follows:

(In millions)	March 31, 2023
	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale securities:
U.S. Treasury, agencies and corporations	$511	$9,612	$—	$10,123
Municipal securities		1,447		1,447
Other debt securities		24		24
Total available-for-sale	511	11,083	—	11,594
Trading securities		12		12
Other noninterest-bearing investments:
Bank-owned life insurance		547		547
Private equity investments [1]	3		82	85
Other assets:
Agriculture loan servicing and interest-only strips			18	18
Deferred compensation plan assets	109			109
Derivatives		369		369
Total assets	$623	$12,011	$100	$12,734
LIABILITIES
Securities sold, not yet purchased	$281	$—	$—	$281
Other liabilities:
Derivatives		353		353
Total liabilities	$281	$353	$—	$634
1 The Level 1 private equity investments (“PEIs”) relate to the portion of our Small Business Investment Company (“SBIC”) investments that are publicly traded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	December 31, 2022
	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale securities:
U.S. Treasury, agencies and corporations	$393	$9,815	$—	$10,208
Municipal securities		1,634		1,634
Other debt securities		73		73
Total available-for-sale	393	11,522	—	11,915
Trading securities	395	70		465
Other noninterest-bearing investments:
Bank-owned life insurance		546		546
Private equity investments [1]	4		81	85
Other assets:
Agriculture loan servicing and interest-only strips			14	14
Deferred compensation plan assets	114			114
Derivatives		386		386
Total assets	$906	$12,524	$95	$13,525
LIABILITIES
Securities sold, not yet purchased	$187	$—	$—	$187
Other liabilities:
Derivatives		451		451
Total liabilities	$187	$451	$—	$638
1 The Level 1 PEIs relate to the portion of our SBIC investments that are publicly traded.
Level 3 Valuations
Our Level 3 holdings include PEIs, agriculture loan servicing, and interest-only strips. For additional information regarding our Level 3 financial instruments, including the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2022 Form 10-K.
Rollforward of Level 3 Fair Value Measurements
The following schedule presents a rollforward of assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended
	March 31, 2023		March 31, 2022
(In millions)	Private equity investments	Ag loan servicing & interest-only strips	Private equity investments	Ag loan servicing & interest-only strips

Balance at beginning of period	$81	$14	$66	$12
Unrealized securities gains (losses), net	—	—	5	—
Other noninterest income (expense)	—	4	—	—
Purchases	1	—	6	—
Cost of investments sold	—	—	(3)	—
Transfers out [1]	—	—	—	—
Balance at end of period	$82	$18	$74	$12
1 Represents the transfer of SBIC investments out of Level 3 and into Level 1 because they are publicly traded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The rollforward of Level 3 instruments includes the following realized gains and losses recognized in securities gains (losses) on the consolidated statement of income for the periods presented:

(In millions)	Three Months Ended
	March 31, 2023	March 31, 2022

Securities gains (losses), net	$—	$(2)
Nonrecurring Fair Value Measurements
Certain assets and liabilities may be recorded at fair value on a nonrecurring basis, including impaired loans that have been measured based on the fair value of the underlying collateral, other real estate owned (“OREO”), and equity investments without readily determinable fair values. Nonrecurring fair value adjustments generally include changes in value resulting from observable price changes for equity investments without readily determinable fair values, write-downs of individual assets, or the application of lower of cost or fair value accounting. At March 31, 2023, and December 31, 2022, we had insignificant amounts of assets or liabilities that had fair value changes measured on a nonrecurring basis. For additional information regarding the measurement of fair value for impaired loans, collateral-dependent loans, and OREO, see Note 3 of our 2022 Form 10-K.

Fair Value of Certain Financial Instruments
The following schedule presents the carrying values and estimated fair values of certain financial instruments:

	March 31, 2023			December 31, 2022
(In millions)	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Financial assets:
Held-to-maturity investment securities	$10,961	$11,210	2	$11,126	$11,239	2
Loans and leases (including loans held for sale), net of allowance	55,718	53,226	3	55,086	53,093	3
Financial liabilities:
Time deposits	7,337	7,319	2	2,309	2,269	2
Long-term debt	663	577	2	651	635	2
The schedule above does not include certain financial instruments that are recorded at fair value on a recurring basis, as well as certain financial assets and liabilities for which the carrying value approximates fair value. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2022 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
4. OFFSETTING ASSETS AND LIABILITIES
The following schedules present gross and net information for selected financial instruments on the balance sheet.

	March 31, 2023
				Gross amounts not offset in the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$688	$—	$688	$—	$—	$688
Derivatives (included in other assets)	369	—	369	(23)	(326)	20
Total assets	$1,057	$—	$1,057	$(23)	$(326)	$708
Liabilities:
Federal funds and other short-term borrowings	$12,124	$—	$12,124	$—	$—	$12,124
Derivatives (included in other liabilities)	353	—	353	(23)	—	330
Total liabilities	$12,477	$—	$12,477	$(23)	$—	$12,454

	December 31, 2022
				Gross amounts not offset in the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$2,451	$(25)	$2,426	$—	$—	$2,426
Derivatives (included in other assets)	386	—	386	(10)	(367)	9
Total assets	$2,837	$(25)	$2,812	$(10)	$(367)	$2,435
Liabilities:
Federal funds and other short-term borrowings	$10,442	$(25)	$10,417	$—	$—	$10,417
Derivatives (included in other liabilities)	451	—	451	(10)	—	441
Total liabilities	$10,893	$(25)	$10,868	$(10)	$—	$10,858
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
5. INVESTMENTS
Investment Securities
Investment securities are classified as held-to-maturity (“HTM”), available-for-sale (“AFS”), or trading. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. The amortized cost amounts represent the original cost of the investments, adjusted for related amortization or accretion of any purchase premiums or discounts, and for any impairment losses, including credit-related impairment. When a security is transferred from AFS to HTM, the difference between its amortized cost basis and fair value at the date of transfer is amortized as a yield adjustment through interest income, and the fair value at the date of transfer results in a discount to the amortized cost basis of the HTM securities. The amortization of the unrealized losses reported in accumulated other comprehensive income (“AOCI”) will offset the effect of the accretion of the discount in interest income that is created by the transfer.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
AFS securities are carried at fair value, and changes in fair value (unrealized gains and losses) are reported as net increases or decreases to AOCI, net of related taxes. Trading securities are carried at fair value with gains and losses recognized in current period earnings. The carrying values of our securities do not include accrued interest receivables of $65 million and $75 million at March 31, 2023 and December 31, 2022, respectively. These receivables are presented on the consolidated balance sheet in “Other assets.” See Notes 3 and 5 of our 2022 Form 10-K for more information regarding our process to estimate the fair value and accounting for our investment securities, respectively.
The following schedule summarizes the amortized cost and estimated fair values of our HTM and AFS securities:

	March 31, 2023
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$98	$—	$6	$92
Agency guaranteed mortgage-backed securities [1]	10,471	281	2	10,750
Municipal securities	392	—	24	368
Total held-to-maturity	10,961	281	32	11,210
Available-for-sale
U.S. Treasury securities	656	—	145	511
U.S. Government agencies and corporations:
Agency securities	753	—	37	716
Agency guaranteed mortgage-backed securities	9,423	—	1,203	8,220
Small Business Administration loan-backed securities	701	1	26	676
Municipal securities	1,517	—	70	1,447
Other debt securities	25	—	1	24
Total available-for-sale	13,075	1	1,482	11,594
Total HTM and AFS investment securities	$24,036	$282	$1,514	$22,804

	December 31, 2022
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$100	$—	$7	$93
Agency guaranteed mortgage-backed securities [1]	10,621	165	14	10,772
Municipal securities	405	—	31	374
Total held-to-maturity	11,126	165	52	11,239
Available-for-sale
U.S. Treasury securities	557	—	164	393
U.S. Government agencies and corporations:
Agency securities	782	—	46	736
Agency guaranteed mortgage-backed securities	9,652	—	1,285	8,367
Small Business Administration loan-backed securities	740	1	29	712
Municipal securities	1,732	1	99	1,634
Other debt securities	75	—	2	73
Total available-for-sale	13,538	2	1,625	11,915
Total HTM and AFS investment securities	$24,664	$167	$1,677	$23,154
1 During the fourth quarter of 2022, we transferred approximately $10.7 billion fair value ($13.1 billion amortized cost) of mortgage-backed AFS securities to the HTM category to reflect our intent for these securities. The transfer of these securities from AFS to HTM at fair value resulted in a discount to the amortized cost basis of the HTM securities equivalent to the $2.4 billion ($1.8 billion after-tax) of unrealized losses in AOCI. The amortization of the unrealized losses will offset the effect of the accretion of the discount created by the transfer.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Maturities
The following schedule shows the amortized cost and weighted average yields of debt securities by contractual maturity of principal payments at March 31, 2023. Actual principal payments and maturities may differ from contractual or expected principal payments and maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2023
	Total debt securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollar amounts in millions)	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$98	3.51%	$—	—%	$—	—%	$—	—%	$98	3.51%
Agency guaranteed mortgage-backed securities	10,471	1.84	—	—	—	—	48	2.00	10,423	1.84
Municipal securities [1]	392	3.17	34	3.36	135	3.06	180	3.31	43	2.80
Total held-to-maturity securities	10,961	1.90	34	3.36	135	3.06	228	3.04	10,564	1.86
Available-for-sale
U.S. Treasury securities	656	2.43	99	4.56	—	—	—	—	557	2.05
U.S. Government agencies and corporations:
Agency securities	753	2.63	18	5.22	313	2.23	224	2.54	198	3.12
Agency guaranteed mortgage-backed securities	9,423	1.96	24	4.32	268	1.55	1,559	2.06	7,572	1.94
Small Business Administration loan-backed securities	701	4.80	—	—	39	5.31	151	4.14	511	4.96
Municipal securities [1]	1,517	2.19	119	2.49	517	2.62	680	1.86	201	2.05
Other debt securities	25	8.27	—	—	—	—	10	9.50	15	7.45
Total available-for-sale securities	13,075	2.21	260	3.63	1,137	2.35	2,624	2.20	9,054	2.16
Total HTM and AFS investment securities	$24,036	2.07%	$294	3.60%	$1,272	2.43%	$2,852	2.26%	$19,618	2.00%
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.
The following schedule summarizes the amount of gross unrealized losses for AFS securities and the estimated fair value by length of time the securities have been in an unrealized loss position.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	March 31, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$—	$—	$145	$412	$145	$412
U.S. Government agencies and corporations:
Agency securities	11	216	26	500	37	716
Agency guaranteed mortgage-backed securities	58	1,118	1,145	7,074	1,203	8,192
Small Business Administration loan-backed securities	6	102	20	494	26	596
Municipal securities	4	509	66	873	70	1,382
Other	—	—	1	14	1	14
Total available-for-sale investment securities	$79	$1,945	$1,403	$9,367	$1,482	$11,312

	December 31, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$94	$308	$70	$85	$164	$393
U.S. Government agencies and corporations:
Agency securities	39	634	7	102	46	736
Agency guaranteed mortgage-backed securities	447	4,322	838	4,042	1,285	8,364
Small Business Administration loan-backed securities	8	101	21	524	29	625
Municipal securities	63	1,295	36	256	99	1,551
Other	2	13	—	—	2	13
Total available-for-sale investment securities	$653	$6,673	$972	$5,009	$1,625	$11,682
At March 31, 2023 and December 31, 2022, approximately 3,240 and 3,562 AFS investment securities were in an unrealized loss position, respectively.
Impairment
We review investment securities quarterly on an individual security basis for the presence of impairment. For additional information on our policy and impairment evaluation process for investment securities, see Note 5 of our 2022 Form 10-K.
AFS Impairment
We did not recognize any impairment on our AFS investment securities portfolio during the first three months of 2023. Unrealized losses primarily relate to changes in interest rates subsequent to purchase and are not attributable to credit; as such, absent any future sales, we would expect to receive the full principal value at maturity. At March 31, 2023, we had not initiated any sales of AFS securities, nor did we have an intent to sell any identified securities with unrealized losses. We do not believe it is more likely than not that we would be required to sell such securities before recovery of their amortized cost basis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
HTM Impairment
For HTM securities, the allowance for credit losses (“ACL”) is assessed consistent with the approach described in Note 6 for loans and leases carried at amortized cost. The ACL on HTM securities was less than $1 million at March 31, 2023. All HTM securities were risk-graded as “Pass” in terms of credit quality, and none were past due at March 31, 2023.
Securities Gains and Losses Recognized in Income
The following schedule summarizes securities gains and losses recognized in the income statement.

	Three Months Ended March 31,
	2023		2022
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses

Available-for-sale	$1	$1	$—	$—
Trading	3	3	—	—
Other noninterest-bearing investments	4	3	3	20
Total gains	8	7	3	20
Net gains (losses) [1]		$1		$(17)
1 Net gains (losses) were recognized in securities gains (losses) in the income statement.
The following schedule presents interest income by security type.

	Three Months Ended March 31,
	2023			2022
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$60	$1	$61	$2	$1	$3
Available-for-sale	69	6	75	96	8	104
Trading	1	—	1	—	5	5
Total securities	$130	$7	$137	$98	$14	$112

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
6. LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
Loans and leases are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	March 31, 2023	December 31, 2022

Loans held for sale	$5	$8
Commercial:
Commercial and industrial [1]	$16,500	$16,377
Leasing	385	386
Owner-occupied	9,317	9,371
Municipal	4,374	4,361
Total commercial	30,576	30,495
Commercial real estate:
Construction and land development	2,313	2,513
Term	10,585	10,226
Total commercial real estate	12,898	12,739
Consumer:
Home equity credit line	3,276	3,377
1-4 family residential	7,692	7,286
Construction and other consumer real estate	1,299	1,161
Bankcard and other revolving plans	459	471
Other	131	124
Total consumer	12,857	12,419
Total loans and leases	$56,331	$55,653
1 Commercial and industrial loan balances include Paycheck Protection Program (“PPP”) loans of $159 million and $197 million for the respective periods presented.
Loans and leases are measured and presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $43 million and $49 million at March 31, 2023 and December 31, 2022, respectively. Amortized cost basis does not include accrued interest receivables of $254 million and $247 million at March 31, 2023 and December 31, 2022, respectively. These receivables are presented in the Consolidated Balance Sheet within the “Other assets” line item.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $226 million at March 31, 2023 and $262 million at December 31, 2022.
Loans with a carrying value of $30.2 billion at March 31, 2023 and $27.6 billion at December 31, 2022 have been pledged at the Federal Reserve (“FRB”) and the Federal Home Loan Bank (“FHLB”) of Des Moines as collateral for current and potential borrowings. In April 2023, an additional $9.4 billion of loans were pledged as collateral for potential borrowings.
We sold loans totaling $89 million for the three months ended March 31, 2023, and $336 million for the three months ended March 31, 2022, that were classified as loans held for sale. Loans classified as loans held for sale primarily consist of conforming residential mortgages and the guaranteed portion of Small Business Administration (“SBA”) loans that are primarily sold to U.S. government agencies or participated to third parties. Occasionally, we have continuing involvement in the sold loans in the form of servicing rights or guarantees. Amounts added to loans held for sale during these same periods were $86 million for the three months ended March 31, 2023, and $297

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
million for the three months ended March 31, 2022, respectively. See Note 5 of the Notes to Consolidated Financial Statements for further information regarding guaranteed securities.
The principal balance of sold loans for which we retain servicing was $3.4 billion at March 31, 2023, and $3.5 billion at December 31, 2022. Income from loans sold, excluding servicing, was $5 million for the three months ended March 31, 2023, and $6 million for the three months ended March 31, 2022, respectively.
Allowance for Credit Losses
The allowance for credit losses (“ACL”), which consists of the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”), represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. For additional information regarding our policies and methodologies used to estimate the ACL, see Note 6 of our 2022 Form 10-K.
The ACL for AFS and HTM debt securities is estimated separately from loans. For HTM securities, the ACL is estimated consistent with the approach for loans carried at amortized cost. See Note 5 of our 2022 Form 10-K for further discussion of our methodology used to estimate the ACL on AFS and HTM debt securities.
Changes in the ACL are summarized as follows:

	Three Months Ended March 31, 2023
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at December 31, 2022	$300	$156	$119	$575
Adjustment for change in accounting standard	—	(4)	1	(3)
Balance at beginning of period	300	152	120	572
Provision for loan losses	10	8	28	46
Gross loan and lease charge-offs	3	—	4	7
Recoveries	6	—	1	7
Net loan and lease charge-offs (recoveries)	(3)	—	3	—
Balance at end of period	$313	$160	$145	$618
Reserve for unfunded lending commitments
Balance at beginning of period	$16	$33	$12	$61
Provision for unfunded lending commitments	3	(5)	1	(1)
Balance at end of period	$19	$28	$13	$60
Total allowance for credit losses at end of period
Allowance for loan losses	$313	$160	$145	$618
Reserve for unfunded lending commitments	19	28	13	60
Total allowance for credit losses	$332	$188	$158	$678

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended March 31, 2022
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$311	$107	$95	$513
Provision for loan losses	(24)	(5)	—	(29)
Gross loan and lease charge-offs	13	—	4	17
Recoveries	8	—	3	11
Net loan and lease charge-offs (recoveries)	5	—	1	6
Balance at end of period	$282	$102	$94	$478
Reserve for unfunded lending commitments
Balance at beginning of period	$19	$11	$10	$40
Provision for unfunded lending commitments	(5)	1	—	(4)
Balance at end of period	$14	$12	$10	$36
Total allowance for credit losses at end of period
Allowance for loan losses	$282	$102	$94	$478
Reserve for unfunded lending commitments	14	12	10	36
Total allowance for credit losses	$296	$114	$104	$514

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
The amortized cost basis of nonaccrual loans is summarized as follows:

	March 31, 2023
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance
Commercial:
Commercial and industrial	$8	$69	$77	$45
Owner-occupied	20	13	33	1
Total commercial	28	82	110	46
Commercial real estate:
Term	4	12	16	3
Total commercial real estate	4	12	16	3
Consumer:
Home equity credit line	—	11	11	3
1-4 family residential	5	29	34	5
Total consumer loans	5	40	45	8
Total	$37	$134	$171	$57

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2022
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance
Commercial:
Commercial and industrial	$8	$55	$63	$27
Owner-occupied	13	11	24	1
Total commercial	21	66	87	28
Commercial real estate:
Term	—	14	14	2
Total commercial real estate	—	14	14	2
Consumer:
Home equity credit line	1	10	11	2
1-4 family residential	9	28	37	3
Bankcard and other revolving plans	—	—	—	—
Total consumer loans	10	38	48	5
Total	$31	$118	$149	$35
For accruing loans, interest is accrued and interest payments are recognized into interest income according to the contractual loan agreement. For nonaccruing loans, the accrual of interest is discontinued, any uncollected or accrued interest is reversed from interest income in a timely manner (generally within one month), and any payments received on these loans are not recognized into interest income, but are applied as a reduction to the principal outstanding. When the collectibility of the amortized cost basis for a nonaccrual loan is no longer in doubt, then interest payments may be recognized in interest income on a cash basis. For the three months ended March 31, 2023 and 2022, there was no interest income recognized on a cash basis during the period the loans were on nonaccrual.
The amount of accrued interest receivables reversed from interest income during the periods presented is summarized by loan portfolio segment as follows:

	Three Months Ended March 31,
(In millions)	2023	2022

Commercial	$2	$4
Commercial real estate	1	—
Consumer	—	—
Total	$3	$4
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Past due loans (accruing and nonaccruing) are summarized as follows:

	March 31, 2023
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$16,436	$53	$11	$64	$16,500	$1	$64
Leasing	385	—	—	—	385	—	1
Owner-occupied	9,305	9	3	12	9,317	—	28
Municipal	4,374	—	—	—	4,374	—	—
Total commercial	30,500	62	14	76	30,576	1	93
Commercial real estate:
Construction and land development	2,308	5	—	5	2,313	—	—
Term	10,582	1	2	3	10,585	—	14
Total commercial real estate	12,890	6	2	8	12,898	—	14
Consumer:
Home equity credit line	3,265	8	3	11	3,276	—	5
1-4 family residential	7,665	14	13	27	7,692	—	14
Construction and other consumer real estate	1,299	—	—	—	1,299	—	—
Bankcard and other revolving plans	455	3	1	4	459	1	—
Other	130	1	—	1	131	—	—
Total consumer loans	12,814	26	17	43	12,857	1	19
Total	$56,204	$94	$33	$127	$56,331	$2	$126

	December 31, 2022
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$16,331	$24	$22	$46	$16,377	$4	$45
Leasing	386	—	—	—	386	—	—
Owner-occupied	9,344	20	7	27	9,371	1	15
Municipal	4,361	—	—	—	4,361	—	—
Total commercial	30,422	44	29	73	30,495	5	60
Commercial real estate:
Construction and land development	2,511	2	—	2	2,513	—	—
Term	10,179	37	10	47	10,226	—	4
Total commercial real estate	12,690	39	10	49	12,739	—	4
Consumer:
Home equity credit line	3,369	5	3	8	3,377	—	6
1-4 family residential	7,258	9	19	28	7,286	—	16
Construction and other consumer real estate	1,161	—	—	—	1,161	—	—
Bankcard and other revolving plans	467	3	1	4	471	1	—
Other	124	—	—	—	124	—	—
Total consumer loans	12,379	17	23	40	12,419	1	22
Total	$55,491	$100	$62	$162	$55,653	$6	$86
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
There were no loans classified as Doubtful at March 31, 2023 and December 31, 2022.
For consumer loans and for commercial and CRE loans with commitments greater than $1 million, we generally assign internal risk grades similar to those described previously based on automated rules that depend on refreshed credit scores, payment performance, and other risk indicators. These are generally assigned either a Pass, Special Mention, or Substandard grade, and are reviewed as we identify information that might warrant a grade change.
The following schedule presents the amortized cost basis of loans and leases categorized by year of origination and by credit quality classification as monitored by management. The schedule also summarizes the current period gross charge-offs by year of origination.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	March 31, 2023
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2023	2022	2021	2020	2019	Prior			Total
Commercial:
Commercial and industrial
Pass	$678	$3,181	$1,689	$899	$751	$577	$8,050	$186	$16,011
Special Mention	—	3	3	6	39	2	63	—	116
Accruing Substandard	4	27	6	13	87	67	90	2	296
Nonaccrual	—	1	8	5	10	2	47	4	77
Total commercial and industrial	682	3,212	1,706	923	887	648	8,250	192	16,500
Gross charge-offs	—	—	—	—	—	1	2	—	3
Leasing
Pass	25	155	64	42	61	34	—	—	381
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	4	—	—	4
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	25	155	64	42	61	38	—	—	385
Gross charge-offs	—	—	—	—	—	—	—	—	—
Owner-occupied
Pass	390	2,079	2,182	1,098	808	2,227	165	48	8,997
Special Mention	1	4	20	3	8	18	—	—	54
Accruing Substandard	4	28	44	31	18	104	4	—	233
Nonaccrual	—	—	2	14	3	12	2	—	33
Total owner-occupied	395	2,111	2,248	1,146	837	2,361	171	48	9,317
Gross charge-offs	—	—	—	—	—	—	—	—	—
Municipal
Pass	129	1,187	1,203	799	418	591	9	—	4,336
Special Mention	—	32	6	—	—	—	—	—	38
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	129	1,219	1,209	799	418	591	9	—	4,374
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total commercial	1,231	6,697	5,227	2,910	2,203	3,638	8,430	240	30,576
Total commercial gross charge-offs	—	—	—	—	—	1	2	—	3
Commercial real estate:
Construction and land development
Pass	115	616	607	219	39	3	571	105	2,275
Special Mention		—	5	—	—	—	—	—	5
Accruing Substandard	—	10	1	—	22	—	—	—	33
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	115	626	613	219	61	3	571	105	2,313
Gross charge-offs	—	—	—	—	—	—	—	—	—
Term
Pass	714	2,723	2,002	1,697	1,026	1,777	191	175	10,305
Special Mention	19	17	—	41	—	5	—	—	82
Accruing Substandard	13	44	9	46	26	42	2	—	182
Nonaccrual	—	—	—	—	4	12	—	—	16
Total term	746	2,784	2,011	1,784	1,056	1,836	193	175	10,585
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total commercial real estate	861	3,410	2,624	2,003	1,117	1,839	764	280	12,898
Total commercial real estate gross charge-offs	—	—	—	—	—	—	—	—	—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	March 31, 2023
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2023	2022	2021	2020	2019	Prior			Total
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	3,167	95	3,262
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	3	—	3
Nonaccrual	—	—	—	—	—	—	9	2	11
Total home equity credit line	—	—	—	—	—	—	3,179	97	3,276
Gross charge-offs	—	—	—	—	—	—	—	—	—
1-4 family residential
Pass	381	1,916	1,594	1,034	628	2,103	—	—	7,656
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	2	—	—	2
Nonaccrual	—	2	2	2	5	23	—	—	34
Total 1-4 family residential	381	1,918	1,596	1,036	633	2,128	—	—	7,692
Gross charge-offs	—	—	—	—	—	2	—	—	2
Construction and other consumer real estate
Pass	22	775	440	35	18	9	—	—	1,299
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	22	775	440	35	18	9	—	—	1,299
Gross charge-offs	—	—	—	—	—	—	—	—	—
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	455	1	456
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	1	3
Nonaccrual	—	—	—	—	—	—	—	—	—
Total bankcard and other revolving plans	—	—	—	—	—	—	457	2	459
Gross charge-offs	—	—	—	—	—	—	2	—	2
Other consumer
Pass	30	54	27	9	7	4	—	—	131
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	30	54	27	9	7	4	—	—	131
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total consumer	433	2,747	2,063	1,080	658	2,141	3,636	99	12,857
Total consumer gross charge-offs	—	—	—	—	—	2	2	—	4
Total loans	$2,525	$12,854	$9,914	$5,993	$3,978	$7,618	$12,830	$619	$56,331
Total gross charge-offs	$—	$—	$—	$—	$—	$3	$4	$—	$7

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2022
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2022	2021	2020	2019	2018	Prior			Total
Commercial:
Commercial and industrial
Pass	$3,363	$1,874	$979	$876	$293	$264	$8,054	$182	$15,885
Special Mention	1	2	10	52	1	2	50	—	118
Accruing Substandard	26	7	17	78	30	67	84	2	311
Nonaccrual	—	8	5	11	1	2	32	4	63
Total commercial and industrial	3,390	1,891	1,011	1,017	325	335	8,220	188	16,377
Leasing
Pass	160	71	47	66	18	19	—	—	381
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	5	—	—	5
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	160	71	47	66	18	24	—	—	386
Owner-occupied
Pass	2,157	2,285	1,143	874	654	1,679	187	74	9,053
Special Mention	1	15	5	8	3	16	1	—	49
Accruing Substandard	16	33	48	20	55	64	9	—	245
Nonaccrual	1	1	2	4	5	10	1	—	24
Total owner-occupied	2,175	2,334	1,198	906	717	1,769	198	74	9,371
Municipal
Pass	1,230	1,220	816	441	168	437	8	—	4,320
Special Mention	32	6	—	—	—	—	—	—	38
Accruing Substandard	—	—	—	—	—	3	—	—	3
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	1,262	1,226	816	441	168	440	8	—	4,361
Total commercial	6,987	5,522	3,072	2,430	1,228	2,568	8,426	262	30,495
Commercial real estate:
Construction and land development
Pass	548	671	455	81	2	2	617	96	2,472
Special Mention	1	1	—	—	—	—	—	—	2
Accruing Substandard	17	—	—	22	—	—	—	—	39
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	566	672	455	103	2	2	617	96	2,513
Term
Pass	2,861	2,107	1,686	1,012	666	1,229	276	112	9,949
Special Mention	39	21	11	—	4	1	—	—	76
Accruing Substandard	42	2	34	21	53	35	—	—	187
Nonaccrual	—	—	—	4	1	9	—	—	14
Total term	2,942	2,130	1,731	1,037	724	1,274	276	112	10,226
Total commercial real estate	3,508	2,802	2,186	1,140	726	1,276	893	208	12,739

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2022
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2022	2021	2020	2019	2018	Prior			Total
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	3,265	98	3,363
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	3	—	3
Nonaccrual	—	—	—	—	—	—	8	3	11
Total home equity credit line	—	—	—	—	—	—	3,276	101	3,377
1-4 family residential
Pass	1,913	1,503	1,024	638	381	1,788	—	—	7,247
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	2	—	—	2
Nonaccrual	—	2	2	4	3	26	—	—	37
Total 1-4 family residential	1,913	1,505	1,026	642	384	1,816	—	—	7,286
Construction and other consumer real estate
Pass	583	485	64	19	5	5	—	—	1,161
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	583	485	64	19	5	5	—	—	1,161
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	468	2	470
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	1	—	1
Nonaccrual	—	—	—	—	—	—	—	—	—
Total bankcard and other revolving plans	—	—	—	—	—	—	469	2	471
Other consumer
Pass	68	30	12	8	4	2	—	—	124
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	68	30	12	8	4	2	—	—	124
Total consumer	2,564	2,020	1,102	669	393	1,823	3,745	103	12,419
Total loans	$13,059	$10,344	$6,360	$4,239	$2,347	$5,667	$13,064	$573	$55,653
Loan Modifications
On January 1, 2023, we adopted ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the recognition and measurement of troubled debt restructurings (“TDRs”) and their related disclosures. As a result, we no longer separately measure an allowance for credit losses for TDRs, relying instead on our credit loss estimation models. The adoption of this guidance had no material impact on our financial statements.
ASU 2022-02 requires enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. Loans may be modified in the normal course of business for competitive reasons or to strengthen our collateral position. Loan modifications may also occur when the borrower experiences financial difficulty and needs

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
temporary or permanent relief from the original contractual terms of the loan. For loans that have been modified with a borrower experiencing financial difficulty, we use the same credit loss estimation methods that we use for the rest of the loan portfolio. These methods incorporate the post-modification loan terms, as well as defaults and charge-offs associated with historical modified loans. All nonaccruing loans more than $1 million are evaluated individually, regardless of modification.
We consider many factors in determining whether to agree to a loan modification and we seek a solution that will both minimize potential loss to us and attempt to help the borrower. We evaluate borrowers’ current and forecasted future cash flows, their ability and willingness to make current contractual or proposed modified payments, the value of the underlying collateral (if applicable), the possibility of obtaining additional security or guarantees, and the potential costs related to a repossession or foreclosure and the subsequent sale of the collateral.
A modified loan on nonaccrual will remain on nonaccrual status until the borrower has proven the ability to perform under the modified structure for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a nonaccrual loan.
The amortized cost of loans to borrowers experiencing financial difficulty that were modified during the period, by loan class and modification type, is summarized in the following schedule:

	March 31, 2023
	Amortized cost associated with the following modification types:
(In millions)	Interest rate reduction	Maturity or term extension	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$36	$—	$36	0.2%
Owner-occupied	4	6	—	10	0.1
Total commercial	4	42	—	46	0.2
Commercial real estate:
Term	—	49	—	49	0.5
Total commercial real estate	—	49	—	49	0.4
Consumer:
1-4 family residential	—	—	1	1	—
Bankcard and other revolving plans	—	1	—	1	0.2
Total consumer loans	—	1	1	2	—
Total	$4	$92	$1	$97	0.2%
1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $8 million at March 31, 2023.
3 Amounts less than 0.05% are rounded to zero.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The financial impact of loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2023, is summarized in the following schedule:

	Three Months Ended March 31, 2023
(In millions)	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)
Commercial:
Commercial and industrial	—%	10
Owner-occupied	4.4	5
Total commercial	4.4	9
Commercial real estate:
Construction and land development	—	6
Term	—	9
Total commercial real estate	—	9
Consumer: [1]
1-4 family residential	1.3	110
Bankcard and other revolving plans	—	65
Total consumer loans	1.3	84
Total weighted average financial impact	4.0%	10
1 Primarily relates to one loan within each consumer loan class.
Loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2023, did not result in principal forgiveness for any class of loans.
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after January 1, 2023 (the date we adopted ASU 2022-02) through March 31, 2023, presented by portfolio segment and loan class.

	March 31, 2023
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans
Commercial:
Commercial and industrial	$20	$16	$—	$16	$36
Owner-occupied	10	—	—	—	10
Total commercial	30	16	—	16	46
Commercial real estate:
Term	49	—	—	—	49
Total commercial real estate	49	—	—	—	49
Consumer:
1-4 family residential	—	1	—	1	1
Bankcard and other revolving plans	1	—	—	—	1
Total consumer loans	1	1	—	1	2
Total	$80	$17	$—	$17	$97
Troubled Debt Restructuring Disclosures Prior to Our Adoption of ASU 2022-02
Loans may be modified in the normal course of business for competitive reasons or to strengthen our collateral position. Loan modifications and restructurings may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. Loans that have been modified to accommodate a borrower who is experiencing financial difficulties, and for which we have granted a concession that we would not otherwise consider, are considered TDRs. For further discussion of our policies and processes regarding TDRs, see Note 6 of our 2022 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Information on TDRs, including the amortized cost on an accruing and nonaccruing basis by loan class and modification type is summarized in the following schedules:

	December 31, 2022
	Amortized cost resulting from the following modification types:
(In millions)	Interest rate below market	Maturity or term extension	Principal forgiveness	Payment deferral	Other [1]	Multiple modification types [2]	Total
Accruing
Commercial:
Commercial and industrial	$1	$12	$—	$—	$9	$28	$50
Owner-occupied	—	1	—	2	13	12	28
Municipal	—	—	—	—	—	—	—
Total commercial	1	13	—	2	22	40	78
Commercial real estate:
Construction and land development	—	—	—	—	—	8	8
Term	1	27	—	27	28	1	84
Total commercial real estate	1	27	—	27	28	9	92
Consumer:
Home equity credit line	—	1	4	—	—	1	6
1-4 family residential	2	1	2	—	1	15	21
Total consumer loans	2	2	6	—	1	16	27
Total accruing	4	42	6	29	51	65	197
Nonaccruing
Commercial:
Commercial and industrial	—	—	—	3	9	3	15
Owner-occupied	4	—	—	—	—	4	8
Total commercial	4	—	—	3	9	7	23
Commercial real estate:
Term	—	10	—	—	—	—	10
Total commercial real estate	—	10	—	—	—	—	10
Consumer:
Home equity credit line	—	—	1	—	—	—	1
1-4 family residential	—	1	—	—	1	2	4
Total consumer loans	—	1	1	—	1	2	5
Total nonaccruing	4	11	1	3	10	9	38
Total	$8	$53	$7	$32	$61	$74	$235
1 Includes TDRs that resulted from other modification types including, but not limited to, a legal judgment awarded on different terms, a bankruptcy plan confirmed on different terms, a settlement that includes the delivery of collateral in exchange for debt reduction, etc.
2 Includes TDRs that resulted from a combination of the previous modification types reflected in the schedule.
Unfunded lending commitments on TDRs totaled $7 million at December 31, 2022.
The total amortized cost of all TDRs in which interest rates were modified below market was $63 million at December 31, 2022. These loans are included in the previous schedule in the columns for interest rate below market and multiple modification types.
The net financial impact on interest income due to interest rate modifications below market for accruing TDRs for the year ended December 31, 2022 was not significant.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
On an ongoing basis, we monitor the performance of all TDRs according to their restructured terms. Subsequent payment default is defined in terms of delinquency, when principal or interest payments are past due 90 days or more for commercial loans, or 60 days or more for consumer loans.
The amortized cost of TDRs that had a payment default during the year ended December 31, 2022, which were still in default at period end, and were within 12 months or less of being modified as TDRs was approximately $10 million.
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
Select information on loans for which the borrower is experiencing financial difficulties and repayment is expected to be provided substantially through the operation or sale of the underlying collateral, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

	March 31, 2023
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Owner-occupied	$12	Hospital	30%
Commercial real estate:
Term	5	Hotel, Multi-family	64%
Total	$17

	December 31, 2022
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Owner-occupied	$2	Land, Warehouse	29%
Commercial real estate:
Term	1	Multi-family	55%
Consumer:
Home equity credit line	1	Single family residential	13%
1-4 family residential	3	Single family residential	41%
Total	$7
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
At March 31, 2023 and December 31, 2022, we did not have any foreclosed residential real estate property. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure was $5 million and $10 million for the same periods, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Accounting
Our primary objective for using derivatives is to manage interest rate risk. We use derivatives to stabilize forecasted interest income from variable-rate assets and to modify the coupon or the duration of fixed-rate financial assets or liabilities. We also assist clients with their risk management needs through the use of derivatives. For a more detailed discussion of the use of and accounting policies regarding derivative instruments, see Note 7 of our 2022 Form 10-K.
Fair Value Hedges of Liabilities – At March 31, 2023, we had one receive-fixed interest rate swap with a notional amount of $500 million designated in a qualifying fair value hedge relationship of fixed-rate debt. The receive-fixed interest rate swap effectively converts the interest on our fixed-rate debt to floating. Changes in the fair value of derivatives designated as fair value hedges of debt were offset by changes in the fair value of the hedged debt instruments as shown in the schedules below.
Fair Value Hedges of Assets – At March 31, 2023, we had pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $1.2 billion designated as fair value hedges of certain AFS securities. These swaps effectively convert the fixed interest income to a floating rate on the hedged portion of the securities. Changes in fair value of derivatives designated as fair value hedges of fixed-rate AFS securities were offset by changes in the value of the hedged securities, as shown in the schedules below.
Cash Flow Hedges – At March 31, 2023, we had receive-fixed interest rate swaps with an aggregate notional amount of $4.4 billion designated as cash flow hedges of pools of floating-rate commercial loans. During the first quarter of 2023, swaps designated as cash flow hedges with an aggregate notional amount of $300 million matured. Additionally, during the first quarter of 2023, we terminated cash flow hedging relationships with an aggregate notional amount of $2.9 billion. At March 31, 2023, there was $153 million of losses deferred in AOCI related to the terminated cash flow hedges that is expected to be fully amortized by October 2027. Changes in the fair value of qualifying cash flow hedges during the quarter were recorded in AOCI as shown in the schedule below. The amounts deferred in AOCI are reclassified into earnings in the periods in which the hedged interest receipts occur (i.e., when the hedged forecasted transactions affect earnings).
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. For a more detailed discussion of collateral and credit-risk-related to our derivative contracts, see Note 7 of our 2022 Form 10-K.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit-risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit-risk-related feature were triggered, such as a downgrade of our credit rating. In past situations, not all counterparties have demanded that additional collateral be pledged when provided for by the contractual terms. At March 31, 2023, the fair value of our derivative liabilities was $353 million, for which we were required to pledge cash collateral of less than $1 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s (“S&P”) or Moody’s at March 31, 2023, there would likely be no additional collateral required to be pledged.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Derivative Amounts
Certain information with respect to notional amounts and recorded gross fair values at March 31, 2023 and December 31, 2022, and the related gain (loss) of derivative instruments is summarized as follows:

	March 31, 2023			December 31, 2022
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets:
Receive-fixed interest rate swaps	$4,433	$—	$—	$7,633	$—	$1
Fair value hedges:
Debt hedges: Receive-fixed interest rate swaps	500	—	—	500	—	—
Asset hedges: Pay-fixed interest rate swaps	1,227	69	—	1,228	84	—
Total derivatives designated as hedging instruments	6,160	69	—	9,361	84	1
Derivatives not designated as hedging instruments:
Customer interest rate derivatives [1]	13,804	295	349	13,670	296	443
Other interest rate derivatives	2,417	1	—	862	—	—
Foreign exchange derivatives	258	4	4	605	6	7
Total derivatives not designated as hedging instruments	16,479	300	353	15,137	302	450
Total derivatives	$22,639	$369	$353	$24,498	$386	$451
1 Customer interest rate derivatives include a net credit valuation adjustment (“CVA”) of $9 million, reducing the fair value of the liability at March 31, 2023, and $13 million, reducing the fair value of the liability at December 31, 2022.
The amount of derivative gains (losses) from cash flow and fair value hedges that was deferred in other comprehensive income (“OCI”) or recognized in earnings for the three months ended March 31, 2023 and 2022 is shown in the schedules below.

	Three Months Ended March 31, 2023
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges of floating-rate assets:[1]
Purchased interest rate floors	$—	$—	$—
Interest rate swaps	38	(49)	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	4
Basis amortization on terminated hedges[2,3]	—	—	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	6
Basis amortization on terminated hedges[3]	—	—	—
Total derivatives designated as hedging instruments	$38	$(49)	$10

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended March 31, 2022
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$2	$—
Interest rate swaps	(178)	12	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	2
Basis amortization on terminated hedges[2]	—	—	1
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	(1)
Basis amortization on terminated hedges [2]	—	—	—
Total derivatives designated as hedging instruments	$(178)	$14	$2

1 For the 12 months following March 31, 2023, we estimate that $156 million of losses will be reclassified from AOCI into interest income, compared with an estimate of $205 million of losses as of March 31, 2022.
2 There was no remaining cumulative unamortized basis adjustment for terminated or redesignated fair value hedges of debt at March 31, 2023 and March 31, 2022. There was $10 million and $7 million of cumulative unamortized basis adjustments from terminated or redesignated fair value hedges of assets at March 31, 2023 and March 31, 2022, respectively.
The amount of gains (losses) recognized from derivatives not designated as accounting hedges is summarized as follows:

	Other Noninterest Income/(Expense)
(In millions)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	$1	$13
Other interest rate derivatives	1	1
Foreign exchange derivatives	7	6
Total derivatives not designated as hedging instruments	$9	$20
The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented.

	Gain/(loss) recorded in income
	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(In millions)	Derivatives [2]	Hedged items	Total income statement impact	Derivatives [2]	Hedged items	Total income statement impact

Debt: Receive-fixed interest rate swaps [1,2]	$12	$(12)	$—	$(32)	$32	$—
Assets: Pay-fixed interest rate swaps [1,2]	40	(40)	—	53	(53)	—

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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule provides information regarding basis adjustments for hedged items.

	Par value of hedged assets/(liabilities)		Carrying amount of the hedged assets/(liabilities) [1]		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item
(In millions)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022

Long-term fixed-rate debt	$(500)	$(500)	$(447)	$(435)	$53	$65
Fixed-rate AFS securities	1,227	1228	1,001	962	(227)	(266)
1 Carrying amounts exclude (1) issuance and purchase discounts or premiums, (2) unamortized issuance and acquisition costs, and (3) amounts related to terminated fair value hedges.
8. LEASES
We have operating and finance leases for branches, corporate offices, and data centers. At March 31, 2023, we had 412 branches, of which 277 are owned and 135 are leased. We lease our headquarters in Salt Lake City, Utah. The remaining maturities of our lease commitments range from the year 2023 to 2062, and some lease arrangements include options to extend or terminate the leases.
All leases with lease terms greater than twelve months are reported as a lease liability with a corresponding right-of-use (“ROU”) asset. We present ROU assets for operating leases and finance leases on the consolidated balance sheet in “Other assets,” and “Premises, equipment and software, net,” respectively. The corresponding liabilities for those leases are presented in “Other liabilities,” and “Long-term debt.” For more information about our lease policies, see Note 8 of our 2022 Form 10-K.
The following schedule presents ROU assets and lease liabilities with associated weighted average remaining life and discount rate.

(Dollar amounts in millions)	March 31, 2023	December 31, 2022
Operating leases
ROU assets, net of amortization	$174	$173
Lease liabilities	199	198
Finance leases
ROU assets, net of amortization	3	4
Lease liabilities	4	4
Weighted average remaining lease term (years)
Operating leases	8.6	8.4
Finance leases	17.1	17.4
Weighted average discount rate
Operating leases	3.0%	2.9%
Finance leases	3.1%	3.1%
Additional information related to lease expense is presented in the following schedule.

	Three Months Ended March 31,
(In millions)	2023	2022
Lease expense:
Operating lease expense	$11	$12
Other expenses associated with operating leases [1]	15	12
Total lease expense	$26	$24

Related cash disbursements from operating leases	$12	$12
1 Other expenses primarily relate to property taxes and building and property maintenance.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the total contractual undiscounted lease payments for operating lease liabilities by expected due date for each of the next five years.

(In millions)	Total undiscounted lease payments

2023 [1]	$35
2024	39
2025	31
2026	26
2027	17
Thereafter	85
Total	$233
1 Contractual maturities for the nine months remaining in 2023.
We enter into certain lease agreements where we are the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which we occupy portions of the building. Operating lease income was $3 million for both the first quarter of 2023 and 2022.
We originated equipment leases, considered to be sales-type leases or direct financing leases, totaling $385 million and $386 million at March 31, 2023 and December 31, 2022, respectively. We recorded income of $4 million and $3 million on these leases for the first three months of 2023 and 2022, respectively.
9. LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
The long-term debt carrying values in the following schedule represent the par value of the debt, adjusted for any unamortized premium or discount, unamortized debt issuance costs, and basis adjustments for interest rate swaps designated as fair value hedges.
LONG-TERM DEBT

(In millions)	March 31, 2023	December 31, 2022

Subordinated notes [1]	$531	$519
Senior notes	128	128
Finance lease obligations	4	4
Total	$663	$651
1 The change in the subordinated notes balance is primarily due to a fair value hedge accounting adjustment. See also Note 7.
Shareholders' Equity
Our common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. At March 31, 2023, there were 148.1 million shares of $0.001 par value common stock outstanding. Common stock and additional paid-in capital decreased $39 million, or 2%, to $1.7 billion at March 31, 2023, from December 31, 2022, primarily due to common stock repurchases. During the first three months of 2023, we repurchased 0.9 million common shares outstanding for $50 million at an average price of $52.82 per share.
AOCI was $2.9 billion at March 31, 2023, and reflects the decline in the fair value of fixed-rate available-for-sale securities as a result of changes in interest rates. The following schedule summarizes the changes in AOCI by component.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	Net unrealized gains/(losses) on investment securities	Net unrealized gains/(losses) on derivatives and other	Pension and post-retirement	Total
Three Months Ended March 31, 2023
Balance at December 31, 2022	$(2,800)	$(311)	$(1)	$(3,112)
OCI before reclassifications, net of tax	126	29	—	155
Amounts reclassified from AOCI, net of tax	—	37	—	37
Other comprehensive income	126	66	—	192
Balance at March 31, 2023	$(2,674)	$(245)	$(1)	$(2,920)
Income tax expense included in OCI	$41	$22	$—	$63
Three Months Ended March 31, 2022
Balance at December 31, 2021	$(78)	$—	$(2)	$(80)
OCI (loss) before reclassifications, net of tax	(1,121)	(135)	—	(1,256)
Amounts reclassified from AOCI, net of tax	—	(10)	—	(10)
Other comprehensive loss	(1,121)	(145)	—	(1,266)
Balance at March 31, 2022	$(1,199)	$(145)	$(2)	$(1,346)
Income tax benefit included in OCI (loss)	$(363)	$(47)	$—	$(410)

	Amounts reclassified from AOCI [1]		Statement of income (SI)
(In millions)	Three Months Ended March 31,
Details about AOCI components	2023	2022		Affected line item

Net unrealized gains (losses) on derivative instruments	$(49)	$14	SI	Interest and fees on loans
Less: Income tax expense (benefit)	(12)	4
Amounts reclassified from AOCI	$(37)	$10
1 Positive reclassification amounts indicate increases to earnings in the income statement.
10. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES
Commitments and Guarantees
The following schedule presents the contractual amounts related to off-balance sheet financial instruments used to meet the financing needs of our customers.

(In millions)	March 31, 2023	December 31, 2022

Unfunded lending commitments [1]	$29,907	$29,628
Standby letters of credit:
Financial	633	667
Performance	169	184
Commercial letters of credit	14	11
Mortgage-backed security purchase agreements [2]	47	23
Total unfunded commitments	$30,770	$30,513
1 Net of participations.
2 Represents agreements with Farmer Mac to purchase securities backed by certain agricultural mortgage loans.
For more information about these commitments and guarantees including their terms and collateral requirements, see Note 16 of our 2022 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Legal Matters
We are involved in various legal proceedings, which may include litigation in court and arbitral proceedings, as well as investigations, examinations, and other actions brought or considered by governmental and self-regulatory agencies. Litigation may relate to lending, deposit and other customer relationships, vendor and contractual issues, employee matters, intellectual property matters, personal injuries and torts, regulatory and legal compliance, and other matters. While most matters relate to individual claims, we are also subject to putative class action claims and similar broader claims. Proceedings, investigations, examinations and other actions brought or considered by governmental and self-regulatory agencies may relate to our banking, investment advisory, trust, securities, and other products and services; our customers’ involvement in money laundering, fraud, securities violations and other illicit activities or our policies and practices relating to such customer activities; and our compliance with the broad range of banking, securities and other laws and regulations applicable to us. At any given time, we may be in the process of responding to subpoenas, requests for documents, data and testimony relating to such matters and engaging in discussions to resolve the matters.
At March 31, 2023, we were subject to the following material litigation or governmental inquiries:
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
•Two class action lawsuits, Evans v. CB&T, and Gregory, et. al. v. Zions Bancorporation, were settled in principle in 2022. The settlement in the Evans case was completed in December 2022 and did not have a significant financial impact on the Bank. The parties to the Gregory case sought and obtained final court approval of the settlement on April 24, 2023, with payment to occur in June 2023. This settlement is not expected to have a significant financial impact on the Bank.
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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available at March 31, 2023, we estimated that the aggregate range of reasonably possible losses for those matters to be from zero to approximately $5 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
Based on our current knowledge, we believe that our current estimated liability for litigation and other legal actions and claims, reflected in our accruals and determined in accordance with applicable accounting guidance, is adequate and that liabilities in excess of the amounts currently accrued, if any, arising from litigation and other legal actions

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
11. REVENUE RECOGNITION
We derive our revenue primarily from interest income on loans and securities, which represented approximately 80% of our total revenue in the first quarter of 2023. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. For more information about our revenue recognition from contracts, see Note 17 of our 2022 Form 10-K.
Disaggregation of Revenue
The schedule below presents net revenue by our operating business segments for the three months ended March 31, 2023 and 2022.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Zions Bank		CB&T		Amegy
(In millions)	2023	2022	2023	2022	2023	2022

Commercial account fees	$14	$15	$7	$7	$14	$11
Card fees	13	13	5	5	8	8
Retail and business banking fees	5	6	3	3	3	4
Capital markets fees	—	—	—	—	—	—
Wealth management fees	6	6	1	1	4	4
Other customer-related fees	2	2	1	1	2	1
Total noninterest income from contracts with customers (ASC 606)	40	42	17	17	31	28
Other noninterest income (non-ASC 606 customer-related)	7	4	5	6	8	9
Total customer-related noninterest income	47	46	22	23	39	37
Other noncustomer-related noninterest income	3	—	2	1	2	—
Total noninterest income	50	46	24	24	41	37
Net interest income	185	157	160	129	124	112
Total net revenue	$235	$203	$184	$153	$165	$149

	NBAZ		NSB		Vectra
(In millions)	2023	2022	2023	2022	2023	2022

Commercial account fees	$2	$2	$3	$3	$2	$2
Card fees	4	4	4	3	2	2
Retail and business banking fees	2	2	3	3	1	1
Capital markets fees	—	—	—	—	—	—
Wealth management fees	1	1	1	1	—	—
Other customer-related fees	—	—	—	—	1	1
Total noninterest income from contracts with customers (ASC 606)	9	9	11	10	6	6
Other noninterest income (non-ASC 606 customer-related)	1	1	—	2	1	2
Total customer-related noninterest income	10	10	11	12	7	8
Other noncustomer-related noninterest income	—	1	—	—	—	—
Total noninterest income	10	11	11	12	7	8
Net interest income	64	51	51	37	41	33
Total net revenue	$74	$62	$62	$49	$48	$41

	TCBW		Other		Consolidated Bank
(In millions)	2023	2022	2023	2022	2023	2022

Commercial account fees	$1	$1	$—	$—	$43	$41
Card fees	1	—	(1)	1	36	36
Retail and business banking fees	—	—	(1)	—	16	19
Capital markets fees	—	—	1	1	1	1
Wealth management fees	—	—	—	—	13	13
Other customer-related fees	—	—	9	9	15	14
Total noninterest income from contracts with customers (ASC 606)	2	1	8	11	124	124
Other noninterest income (non-ASC 606 customer-related)	—	—	5	3	27	27
Total customer-related noninterest income	2	1	13	14	151	151
Other noncustomer-related noninterest income	—	—	2	(11)	9	(9)
Total noninterest income	2	1	15	3	160	142
Net interest income	16	14	38	11	679	544
Total net revenue	$18	$15	$53	$14	$839	$686

Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in “Other assets” on the consolidated balance sheet. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is generally not significant.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
12. INCOME TAXES
The effective income tax rate was 27.7% for the first quarter of 2023, compared with 20.4% for the first quarter of 2022. The tax rates during both periods were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance (“BOLI”), and were increased by the non-deductibility of Federal Deposit Insurance Corporation (“FDIC”) premiums, certain executive compensation plans, and other fringe benefits. The tax rate for the first quarter of 2023 was higher relative to the same prior year period, primarily as a result of a discrete item that affected the reserve for uncertain tax positions during the current quarter. Discrete items accounted for a four percentage point increase to the effective tax rate during the first quarter of 2023, compared with a two percentage point decrease in the prior year quarter.
At both March 31, 2023 and December 31, 2022, we had a net deferred tax asset (“DTA”) totaling $1.1 billion. On the consolidated balance sheet, the net DTA is included in “Other assets.”
We evaluate DTAs on a regular basis to determine whether a valuation allowance is required. In conducting this evaluation, we consider all available evidence, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. This evaluation includes, but is not limited to, the following:
•Future reversals of existing deferred tax liabilities (“DTLs”) — These DTLs have a reversal pattern generally consistent with DTAs, and are used to realize the DTAs.
•Tax planning strategies — We have considered prudent and feasible tax planning strategies that we would implement to preserve the value of the DTAs, if necessary.
•Future projected taxable income — We expect future taxable income will offset the reversal of remaining net DTAs.
Based on this evaluation, we concluded that a valuation allowance was not required at both March 31, 2023 and December 31, 2022.
13. NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

	Three Months Ended March 31,
(In millions, except shares and per share amounts)	2023	2022
Basic:
Net income	$204	$203
Less common and preferred dividends	67	66
Undistributed earnings	137	137
Less undistributed earnings applicable to nonvested shares	1	1
Undistributed earnings applicable to common shares	136	136
Distributed earnings applicable to common shares	61	57
Total earnings applicable to common shares	$197	$193
Weighted average common shares outstanding (in thousands)	148,015	151,285
Net earnings per common share	$1.33	$1.27
Diluted:
Total earnings applicable to common shares	$197	$193
Weighted average common shares outstanding (in thousands)	148,015	151,285
Dilutive effect of stock options (in thousands)	23	402
Weighted average diluted common shares outstanding (in thousands)	148,038	151,687
Net earnings per common share	$1.33	$1.27

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share:

	Three Months Ended March 31,
(In thousands)	2023	2022

Restricted stock and restricted stock units	1,334	1,339
Stock options	1,230	109
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
At March 31, 2023, Zions Bank operated 95 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. CB&T operated 77 branches in California. Amegy operated 75 branches in Texas. NBAZ operated 56 branches in Arizona. NSB operated 46 branches in Nevada. Vectra operated 33 branches in Colorado and one branch in New Mexico. TCBW operated two branches in Washington and one branch in Oregon.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information for the three months ended March 31, 2023 and 2022:

	Zions Bank		CB&T		Amegy
(In millions)	2023	2022	2023	2022	2023	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$185	$157	$160	$129	$124	$112
Provision for credit losses	24	(2)	—	6	11	(27)
Net interest income after provision for credit losses	161	159	160	123	113	139
Noninterest income	50	46	24	24	41	37
Noninterest expense	135	123	92	84	98	86
Income (loss) before income taxes	$76	$82	$92	$63	$56	$90
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$13,978	$12,817	$14,016	$12,845	$12,844	$11,795
Total average deposits	20,953	26,120	14,644	16,468	13,287	16,413

	NBAZ		NSB		Vectra
(In millions)	2023	2022	2023	2022	2023	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$64	$51	$51	$37	$41	$33
Provision for credit losses	(1)	(4)	4	(3)	3	(4)
Net interest income after provision for credit losses	65	55	47	40	38	37
Noninterest income	10	11	11	12	7	8
Noninterest expense	47	40	41	37	33	30
Income (loss) before income taxes	$28	$26	$17	$15	$12	$15
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,150	$4,774	$3,327	$2,817	$3,983	$3,398
Total average deposits	7,179	7,953	6,972	7,437	3,707	4,298

	TCBW		Other		Consolidated Bank
(In millions)	2023	2022	2023	2022	2023	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$16	$14	$38	$11	$679	$544
Provision for credit losses	2	—	2	1	45	(33)
Net interest income after provision for credit losses	14	14	36	10	634	577
Noninterest income	2	1	15	3	160	142
Noninterest expense	6	6	60	58	512	464
Income (loss) before income taxes	$10	$9	$(9)	$(45)	$282	$255
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,711	$1,591	$1,144	$896	$56,153	$50,933
Total average deposits	1,383	1,581	2,031	1,335	70,156	81,605

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our most significant risks include interest rate and market risk, which are closely monitored by management as previously discussed. For more information regarding interest rate and market risk, see the “Interest Rate and Market Risk Management” section in this Form 10-Q.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2023. There were no changes in our internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 1A. RISK FACTORS
We amend the following two risk factors discussed in Part I, Item 1A. Risk Factors in our 2022 Form 10-K:
Changes in levels and sources of liquidity and capital, including the resulting effects of recent events in the banking industry, may limit our operations and potential growth.
Our primary source of liquidity is deposits from our customers, which may be impacted by market-related forces such as increased competition for these deposits and a variety of other factors. Deposits across the banking industry have been declining in recent quarters in large part due to the increased interest rate environment following the collapse of Silicon Valley Bank and Signature Bank. We, like many other banks, experienced some deposit outflows as customers spread deposits among several different banks to maximize their amount of FDIC insurance, moved deposits to banks deemed “too big to fail,” or removed deposits from the U.S. financial system entirely. Customers with uninsured deposits may be more likely to withdraw funds, particularly if there is negative news surrounding us or perceived risks regarding our safety and soundness. If we are unable to continue to fund assets through customer bank deposits or access funding sources on favorable terms, or if we suffer an increase in borrowing costs or otherwise fail to manage liquidity effectively, our liquidity, operating margins, financial condition and results of operations may be materially and adversely affected.
The Federal Reserve's tightened monetary policy may contribute to a decline in the value of our fixed-rate loans and investment securities that are pledged as collateral to support short-term borrowings, and other economic conditions may also affect our liquidity and efforts to manage associated risks. The FHLB system and Federal Reserve have been, and continue to be, a significant source of additional liquidity and funding. Changes in FHLB funding programs could adversely affect our liquidity and management of associated risks.
Problems encountered by other financial institutions could adversely affect financial markets generally and have indirect adverse effects on us.
The soundness and stability of many financial institutions may be closely interrelated as a result of credit, trading, clearing, or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms, and exchanges, with which we interact on a daily basis, and therefore, could adversely affect us. This phenomenon has been evident in the recent events affecting the banking industry, as financial institutions, like us, have been impacted by concerns regarding the soundness or creditworthiness of other financial institutions. This has caused substantial and cascading disruption within the financial markets, increased expenses, and adversely impacted the market price and volatility of our common stock.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following risk factor supplements the risk factors discussed in Part I, Item 1A. Risk Factors in our 2022 Form 10-K:
The debt ceiling political battle in Washington D.C. may introduce additional volatility in the U.S. economy including capital and credit markets and the banking industry in particular.
The U.S. government is expected to hit its debt ceiling in June 2023, and currently, the Biden administration and the Republican-controlled House of Representatives are at a stalemate. Protracted negotiations concerning the debt ceiling, the government’s failure or expected failure to raise the ceiling, or the possibility of a government shutdown, including the risk of a U.S. credit rating downgrade or default, may introduce additional volatility in the U.S. economy, including capital and credit markets and the banking industry in particular. This may cause disruptions in the financial markets, impact interest rates, and result in other potential unforeseen consequences. In such an event, our liquidity, operating margins, financial condition and results of operations may be materially and adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes our share repurchases for the first quarter of 2023:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs

January	338	$51.63	—
February	952,742	52.82	946,644
March	—	—	—
First quarter 2023	953,080	52.82	946,644
1 Includes common shares acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options under provisions of an employee share-based compensation plan.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
a.Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

10.1	Zions Bancorporation 2023-2025 Value Sharing Plan (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in Inline XBRL (i) the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) the Consolidated Statements of Income for the three months ended March 31, 2023 and March 31, 2022, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and March 31, 2022, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2023 and March 31, 2022, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and March 31, 2022, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.
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
Date: May 5, 2023