Form 10-Q
period 2023-06-30
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2023-08-04
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
COMMISSION FILE NUMBER 001-12307
ZIONS BANCORPORATION, NATIONAL ASSOCIATION
(Exact name of registrant as specified in its charter)

United States of America	87-0189025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One South Main
Salt Lake City, Utah	84133-1109
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (801) 844-8208

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
Number of common shares outstanding at July 31, 2023                        148,145,133 shares

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	IPO	Initial Public Offering
AFS	Available-for-Sale	LIBOR	London Interbank Offered Rate
ALLL	Allowance for Loan and Lease Losses	LIHTC	Low-income Housing Tax Credit
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	Municipalities	State and Local Governments
AOCI	Accumulated Other Comprehensive Income or Loss	NAICS	North American Industry Classification System
ASC	Accounting Standards Codification	NASDAQ	National Association of Securities Dealers Automated Quotations
ASU	Accounting Standards Update	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
BOLI	Bank-Owned Life Insurance	NIM	Net Interest Margin
bps	Basis Points	NM	Not Meaningful
BTFP	Bank Term Funding Program	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	OCC	Office of the Comptroller of the Currency
CECL	Current Expected Credit Loss	OCI	Other Comprehensive Income or Loss
CLTV	Combined Loan-to-Value Ratio	OREO	Other Real Estate Owned
CRE	Commercial Real Estate	PAM	Proportional Amortization Method
CVA	Credit Valuation Adjustment	PEI	Private Equity Investment
DTA	Deferred Tax Asset	PPNR	Pre-provision Net Revenue
DTL	Deferred Tax Liability	PPP	Paycheck Protection Program
EaR	Earnings at Risk	ROU	Right-of-Use
EPS	Earnings per Share	RULC	Reserve for Unfunded Lending Commitments
EVE	Economic Value of Equity	S&P	Standard & Poor's
FASB	Financial Accounting Standards Board	SBA	U.S. Small Business Administration
FDIC	Federal Deposit Insurance Corporation	SBIC	Small Business Investment Company
FHLB	Federal Home Loan Bank	SEC	Securities and Exchange Commission
FICO	Fair Isaac Corporation	SOFR	Secured Overnight Financing Rate
FRB	Federal Reserve Board	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
FTP	Funds Transfer Pricing	TDR	Troubled Debt Restructuring
GAAP	Generally Accepted Accounting Principles	U.S.	United States
GCF	General Collateral Funding	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
HECL	Home Equity Credit Line	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association
HTM	Held-to-Maturity

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
•Changes in general industry, political and economic conditions, including continued elevated inflation, economic slowdown or recession, or other economic disruptions; changes in interest and reference rates which could adversely affect our revenue and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity; deterioration in economic conditions that may result in increased loan and leases losses;
•Securities and capital markets behavior, including volatility and changes in market liquidity and our ability to raise capital;
•The impact of bank failures or adverse developments at other banks on general investor sentiment regarding the stability and liquidity of banks; adverse media and other expressions of negative public opinion whether directed at us, other banks, the banking industry generally, or otherwise that may adversely affect our reputation and that of the banking industry;
•The possibility that our recorded goodwill could become impaired, which may have an adverse impact on our earnings;
•Our ability to recruit and retain talent, including increased competition for qualified candidates as a result of expanded remote-work opportunities and increased compensation expenses;
•Competitive pressures and other factors that may affect aspects of our business, such as pricing and demand for our products and services, including the impact of digital commerce and artificial intelligence;
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•Changes and uncertainties in applicable laws, and fiscal, monetary, regulatory, trade, and tax policies, and actions taken by governments, agencies, central banks, and similar organizations, including increases in bank fees, insurance assessments, capital standards, and other regulatory requirements;
•The effects of pandemics and other health emergencies that may affect our business, employees, customers, and communities;
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
RECENT DEVELOPMENTS
Beginning in the first quarter of 2023 and continuing into the second quarter, the banking industry, particularly regional banks, experienced weakness in bank valuations and a significant withdrawal of predominately uninsured deposits. As a result, several regional banks were closed and placed into receivership with the Federal Deposit Insurance Corporation (“FDIC”). The root causes of the bank closures generally related to weaknesses in liquidity risk, interest rate risk, and capital management.
During the second quarter of 2023, we managed the associated risks through the following actions:
•Generated deposit growth through a combination of competitive interest rates and expanded utilization of reciprocal and brokered deposit programs;
•Increased total available liquidity sources, which far exceed our level of uninsured deposits;
•Actively managed our interest rate and market risk exposures through a rebalancing of our accounting hedges for both fixed-rate available-for-sale (“AFS”) securities and variable-rate commercial loans; and
•Further strengthened our regulatory capital position through increased retained earnings.
RESULTS OF OPERATIONS
Comparisons noted below are calculated for the current quarter compared with the same prior-year period unless otherwise specified. Growth rates of 100% or more are considered not meaningful (“NM”) as they generally reflect a low starting point.
Executive Summary
Our financial results in the second quarter of 2023 reflected solid sequential customer deposit growth and continued strong credit quality. Diluted earnings per share (“EPS”) was $1.11, compared with $1.29 in the second quarter of 2022, as an increase in noninterest income was offset by higher noninterest expense and provision for credit losses.
Net interest income remained relatively stable at $591 million, compared with the prior year quarter, as higher earning asset yields were offset by an increase in interest paid on deposits and short-term borrowings. Net interest income was also impacted by a reduction in interest-earning assets and a significant increase in interest-bearing liabilities. The net interest margin (“NIM”) was 2.92%, compared with 2.87%.
The provision for credit losses was $46 million, compared with a $41 million provision in the prior year period, reflecting deterioration in economic forecasts.
Total customer-related noninterest income increased $8 million, or 5%, compared with the prior year period. The increase was driven primarily by improved commercial account activity, including treasury management fees, as well as loan syndication, swaps, and other capital markets income. Total noninterest income increased $17 million, or 10%, primarily due to a $13 million gain on the sale of a bank-owned property.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Total noninterest expense increased $44 million, or 9%, relative to the prior year quarter, driven largely by an increase in salaries and benefits expense of $17 million, or 6%, primarily due to $13 million in severance expense during the current quarter. Our efficiency ratio was 62.5%, compared with 60.7%, as growth in adjusted noninterest expense outpaced growth in adjusted taxable-equivalent revenue.
Average interest-earning assets decreased $1.5 billion, or 2%, from the prior year quarter, driven by declines of $4.5 billion and $2.0 billion in average securities and average money market investments, respectively, and partially offset by an increase of $4.9 billion in average loans and leases. Average interest-bearing liabilities increased $11.2 billion, or 27%, from the prior year quarter, driven by increases of $7.5 billion and $3.7 billion in average short-term borrowings and average federal funds purchased and security repurchase agreements, respectively.
Total loans and leases increased $4.5 billion, or 9%, to $56.9 billion. The increase was primarily in the consumer 1-4 family residential mortgage, commercial and industrial, commercial real estate term, and consumer construction loan portfolios. Nonperforming assets decreased $37 million, or 18%, and classified loans decreased $241 million, or 24%. Net loan and lease charge-offs totaled $13 million, compared with $9 million, in the prior year quarter.
Total deposits decreased $4.7 billion, or 6%, from the prior year quarter, mainly due to decreases in larger-balance and more rate-sensitive deposits during the first quarter of 2023. Total deposits increased $5.1 billion, or 7%, from March 31, 2023, due to increases of $3.1 billion and $2.0 billion in brokered and customer deposits, respectively. At June 30, 2023, total customer deposits included approximately $3.4 billion from reciprocal placement products. Borrowed funds, consisting primarily of secured borrowings from the Federal Home Loan Bank (“FHLB”), increased $4.4 billion from the prior year quarter in response to loan growth and the decline in noninterest-bearing deposits.
Second Quarter 2023 Financial Performance

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions)	Efficiency Ratio

Net earnings applicable to common shareholders decreased from the second quarter of 2022, primarily due to an increase in noninterest expense, driven largely by severance and higher FDIC insurance costs. This increase was partially offset by growth in noninterest income. The decrease from the first quarter of 2023 reflected a decrease in interest-earning assets, an increase in interest-bearing liabilities, and an increase in associated funding costs.
Diluted earnings per share declined from the second quarter of 2022 primarily as a result of decreased net earnings applicable to common shareholders.
Adjusted pre-provision net revenue (“PPNR”) decreased from the second quarter of 2022, primarily due to higher adjusted noninterest expense, which was driven largely by higher FDIC insurance costs. This increase was largely offset by higher adjusted taxable-equivalent revenue.
The efficiency ratio increased from the prior year quarter, as growth in adjusted noninterest expense exceeded growth in adjusted taxable-equivalent revenue.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Net Interest Income and Net Interest Margin
NET INTEREST INCOME AND NET INTEREST MARGIN

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2023	2022			2023	2022

Interest and fees on loans [1]	$791	$468	$323	69%	$1,517	$905	$612	68%
Interest on money market investments	48	12	36	NM	105	18	87	NM
Interest on securities	138	128	10	8	275	240	35	15
Total interest income	977	608	369	61	1,897	1,163	734	63
Interest on deposits	220	7	213	NM	302	13	289	NM
Interest on short- and long-term borrowings	166	8	158	NM	325	13	312	NM
Total interest expense	386	15	371	NM	627	26	601	NM
Net interest income	$591	$593	$(2)	—%	$1,270	$1,137	$133	12%

Average interest-earning assets	$82,500	$84,041	$(1,541)	(2)%	$83,161	$85,061	$(1,900)	(2)%
Average interest-bearing liabilities	$52,453	$41,234	$11,219	27%	$50,742	$41,683	$9,059	22%
			bps				bps
Yield on interest-earning assets [2]	4.81%	2.94%	187		4.65%	2.80%	185
Rate paid on total deposits and interest-bearing liabilities [2]	1.88%	0.07%	181		1.54%	0.06%	148
Cost of total deposits [2]	1.27%	0.03%	124		0.87%	0.03%	84
Net interest margin [2]	2.92%	2.87%	5		3.13%	2.73%	40
1 Includes interest income recoveries of $2 million and $4 million for the three months ended, and $4 million and $6 million for the six months ended June 30, 2023, and 2022, respectively.
2 Rates are calculated using amounts in thousands; taxable-equivalent rates are used where applicable.
Net interest income accounted for approximately 76% of our net revenue (net interest income plus noninterest income) for the current quarter and remained relatively stable compared with the prior year quarter, as higher earning asset yields were offset by an increase in interest paid on deposits and short-term borrowings. Net interest income was also impacted by a reduction in interest-earning assets and a significant increase in interest-bearing liabilities.
Average interest-earning assets decreased $1.5 billion, or 2%, from the prior year quarter, driven by declines of $4.5 billion and $2.0 billion in average securities and average money market investments, respectively, and was partially offset by an increase of $4.9 billion in average loans and leases. The decline in average securities was primarily due to payments and maturities.
Average interest-bearing liabilities increased $11.2 billion, or 27%, from the prior year quarter, driven by increases of $7.5 billion and $3.7 billion in average short-term borrowings and average federal funds purchased and security repurchase agreements, respectively. The increase in borrowed funds helped to balance loan growth and the decline in noninterest-bearing deposits.
The NIM was 2.92%, compared with 2.87%. The yield on average interest-earning assets was 4.81% in the second quarter of 2023, an increase of 187 basis points (“bps”), reflecting higher interest rates and a favorable mix change from money market investments to loans. The yield on average loans increased 198 basis points to 5.65%, and the yield on average securities increased 59 basis points to 2.56%. The yield on average securities benefited from a decrease in the market value of AFS securities due to rising interest rates. The rate paid on average interest-bearing liabilities increased to 2.95%, compared with 0.14%, reflecting the higher interest rate environment, competitive pricing, and increased borrowed funds.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average loans and leases increased $4.9 billion, or 9%, to $56.7 billion, mainly due to growth in average consumer and commercial loans. The yield on total loans increased 198 basis points to 5.65%, reflecting the higher interest rate environment.
Average securities decreased $4.5 billion, or 17%, to $22.0 billion, primarily due to approximately $3.6 billion in principal reductions. During the fourth quarter of 2022, we transferred approximately $10.7 billion fair value ($13.1 billion amortized cost) of mortgage-backed AFS securities to the held-to-maturity (“HTM”) category to reflect our intent for these securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average deposits decreased $11.2 billion, or 14%, to $69.7 billion at an average cost of 1.27%, from $80.9 billion at an average cost of 0.03% in the second quarter of 2022. Average noninterest-bearing deposits as a percentage of total deposits were 43%, compared with 51% during the same prior year period.
The decrease in average deposits was driven by a decline in average noninterest-bearing deposits as interest rates increased. In recent years, particularly during the COVID-19 pandemic, we experienced a significant influx of deposits, which was impacted by considerable fiscal and monetary policy decisions. During the prior year, with the withdrawal of stimulus by the federal government, our deposits began to decline to more normalized levels. This trend accelerated with prominent bank failures during the first quarter of 2023 and abated during the second quarter of 2023, with period-end deposits increasing meaningfully from March 31, 2023 to June 30, 2023. Total deposits have remained above pre-pandemic (December 31, 2019) levels during 2023.
Average borrowed funds, consisting primarily of secured borrowings from the FHLB, increased $11.2 billion from the prior year quarter in response to loan growth and the decline in noninterest-bearing deposits.
For more information on our investments securities portfolio and borrowed funds and how we manage liquidity risk, refer to the “Investment Securities Portfolio” section on page 16 and the “Liquidity Risk Management” section on page 31. For further discussion of the effects of market rates on net interest income and how we manage interest rate risk, refer to the “Interest Rate and Market Risk Management” section on page 27.
The following schedule summarizes the average balances, the amount of interest earned or paid, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate [1]	Average balance	Amount of interest [1]	Average yield/rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$2,899	$37	5.08%	$3,113	$5	0.66%
Federal funds sold and securities purchased under agreements to resell	784	11	5.65	2,542	7	1.13
Total money market investments	3,683	48	5.20	5,655	12	0.87
Securities:
Held-to-maturity	10,833	60	2.24	485	4	2.96
Available-for-sale [2]	11,180	80	2.85	25,722	123	1.91
Trading	52	1	4.78	357	4	5.07
Total securities	22,065	141	2.56	26,564	131	1.97
Loans held for sale	73	1	7.08	38	—	0.72
Loans and leases
Commercial	30,650	417	5.46	28,952	275	3.81
Commercial real estate	12,933	225	6.97	12,098	112	3.69
Consumer	13,096	156	4.80	10,734	87	3.24
Total loans and leases	56,679	798	5.65	51,784	474	3.67
Total interest-earning assets	82,500	988	4.81	84,041	617	2.94
Cash and due from banks	653			617
Allowance for credit losses on loans and debt securities	(619)			(480)
Goodwill and intangibles	1,063			1,015
Other assets	5,524			4,712
Total assets	$89,121			$89,905
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$30,325	$113	1.49%	$38,325	$6	0.06%
Time	9,494	107	4.55	1,488	1	0.24
Total interest-bearing deposits	39,819	220	2.22	39,813	7	0.07
Borrowed funds:
Federal funds and security repurchase agreements	4,423	57	5.11	737	1	0.70
Other short-term borrowings	7,575	100	5.28	6	—	—
Long-term debt	636	9	5.97	678	7	3.79
Total borrowed funds	12,634	166	5.26	1,421	8	2.17
Total interest-bearing liabilities	52,453	386	2.95	41,234	15	0.14
Noninterest-bearing demand deposits	29,830			41,074
Other liabilities	1,580			1,575
Total liabilities	83,863			83,883
Shareholders’ equity:
Preferred equity	440			440
Common equity	4,818			5,582
Total shareholders’ equity	5,258			6,022
Total liabilities and shareholders’ equity	$89,121			$89,905
Spread on average interest-bearing funds			1.86%			2.80%
Net impact of noninterest-bearing sources of funds			1.06%			0.07%
Net interest margin		$602	2.92%		$602	2.87%
Memo: total cost of deposits			1.27%			0.03%
Memo: total deposits and interest-bearing liabilities	$82,283	386	1.88%	$82,308	15	0.07%
1 Rates are calculated using amounts in thousands and a tax rate of 21% for the periods presented.
2 Net of unamortized purchase premiums, discounts, and deferred loan fees and costs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate [1]	Average balance	Amount of interest [1]	Average yield/rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$2,771	$68	4.98%	$4,914	$8	0.34%
Federal funds sold and securities purchased under agreements to resell	1,428	37	5.19	2,422	10	0.84
Total money market investments	4,199	105	5.05	7,336	18	0.50
Securities:
Held-to-maturity	10,928	122	2.26	462	7	3.04
Available-for-sale [2]	11,500	156	2.73	25,485	229	1.81
Trading	78	1	2.14	370	9	4.91
Total securities	22,506	279	2.50	26,317	245	1.88
Loans held for sale	39	1	6.67	48	—	1.44
Loans and leases
Commercial	30,664	798	5.25	28,725	535	3.76
Commercial real estate	12,904	434	6.78	12,134	213	3.53
Consumer	12,849	300	4.71	10,501	169	3.24
Total loans and leases	56,417	1,532	5.48	51,360	917	3.60
Total interest-earning assets	83,161	1,917	4.65	85,061	1,180	2.80
Cash and due from banks	598			621
Allowance for credit losses on loans and debt securities	(597)			(497)
Goodwill and intangibles	1,064			1,015
Other assets	5,574			4,463
Total assets	$89,800			$90,663
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$31,585	$175	1.12%	$38,726	$11	0.05%
Time	6,232	127	4.11	1,538	2	0.25
Total interest-bearing deposits	37,817	302	1.61	40,264	13	0.06
Borrowed funds:
Federal funds and security repurchase agreements	5,015	121	4.85	661	1	0.43
Other short-term borrowings	7,266	184	5.09	8	—	—
Long-term debt	644	20	6.42	750	12	3.17
Total borrowed funds	12,925	325	5.07	1,419	13	1.88
Total interest-bearing liabilities	50,742	627	2.49	41,683	26	0.12
Noninterest-bearing demand deposits	32,084			40,980
Other liabilities	1,817			1,422
Total liabilities	84,643			84,085
Shareholders’ equity:
Preferred equity	440			440
Common equity	4,717			6,138
Total shareholders’ equity	5,157			6,578
Total liabilities and shareholders’ equity	$89,800			$90,663
Spread on average interest-bearing funds			2.16%			2.68%
Net impact of noninterest-bearing sources of funds			0.97%			0.05%
Net interest margin		$1,290	3.13%		$1,154	2.73%
Memo: total cost of deposits			0.87%			0.03%
Memo: total deposits and interest-bearing liabilities	$82,826	627	1.54%	$82,663	26	0.06%
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
The provision for credit losses, which is the combination of both the provision for loan and lease losses and the provision for unfunded lending commitments, was $46 million, compared with $41 million in the second quarter of 2022. The ACL was $711 million at June 30, 2023, compared with $546 million at June 30, 2022. The increase in the ACL was primarily due to deterioration in economic forecasts. The ratio of ACL to total loans and leases was 1.25% and 1.04% at June 30, 2023 and 2022, respectively. The provision for securities losses was less than $1 million during the second quarter of 2023 and 2022.

Changes in Allowance for Credit Losses (in millions)
$546
$149
$3
$13
$711
June 30, 2022
Economic Forecasts
Credit Quality
Portfolio Changes
June 30, 2023

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The bar chart above illustrates the broad categories of change in the ACL from the prior year period. The second bar represents changes in economic forecasts and current economic conditions, which increased the ACL by $149 million from the prior year quarter.
The third bar represents changes in credit quality factors and includes risk-grade migration and specific reserves against loans, which, when combined, increased the ACL by $3 million, reflecting relatively stable credit quality. Nonperforming assets decreased $37 million, or 18%, and classified loans decreased $241 million, or 24%. Net loan and lease charge-offs totaled $13 million, or 0.09% annualized of average loans, compared with net charge-offs of $9 million, or 0.07% annualized of average loans in the prior year quarter.
The fourth bar represents loan portfolio changes, driven primarily by loan growth, as well as changes in portfolio mix, the aging of the portfolio, and other risk factors; all of which resulted in a $13 million increase in the ACL.
See “Credit Risk Management” on page 20 and Note 6 in our 2022 Form 10-K for more information on how we determine the appropriate level of the ALLL and the RULC.
Noninterest Income
Noninterest income represents revenue earned from products and services that generally have no associated interest rate or yield and is classified as either customer-related or noncustomer-related. Customer-related noninterest income excludes items such as securities gains and losses, dividends, insurance-related income, and mark-to-market adjustments on certain derivatives.
Total noninterest income increased $17 million, or 10%, relative to the prior year. Noninterest income accounted for approximately 24% and 22% of our net revenue during the second quarter of 2023 and 2022, respectively. The following schedule presents a comparison of the major components of noninterest income.
NONINTEREST INCOME

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2023	2022			2023	2022

Commercial account fees	$45	$37	$8	22%	$88	$78	$10	13%
Card fees	25	25	—	—	49	50	(1)	(2)
Retail and business banking fees	16	20	(4)	(20)	32	40	(8)	(20)
Loan-related fees and income	19	21	(2)	(10)	40	43	(3)	(7)
Capital markets fees	27	21	6	29	44	36	8	22
Wealth management fees	14	13	1	8	29	27	2	7
Other customer-related fees	16	17	(1)	(6)	31	31	—	—
Customer-related noninterest income	162	154	8	5	313	305	8	3

Fair value and nonhedge derivative income	1	10	(9)	(90)	(2)	16	(18)	NM
Dividends and other income (loss)	26	7	19	NM	37	9	28	NM
Securities gains (losses), net	—	1	(1)	NM	1	(16)	17	NM
Noncustomer-related noninterest income	27	18	9	50	36	9	27	NM
Total noninterest income	$189	$172	$17	10%	$349	$314	$35	11%
Customer-related Noninterest Income
Total customer-related noninterest income increased $8 million, or 5%, compared with the prior year period. The increase was driven primarily by improved commercial account activity, including treasury management fees, as well as loan syndication, swaps, and other capital markets income. Retail and business banking fees decreased largely as a result of a change in our overdraft and non-sufficient funds practices effected during the third quarter of 2022.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Noncustomer-related Noninterest Income
Total noncustomer-related noninterest income increased $9 million from the prior year quarter. Dividends and other income increased $19 million, primarily due to a $13 million gain on the sale of a bank-owned property, as well as an increase in dividends on FHLB stock. These increases were offset by a $9 million decrease in fair value and nonhedge derivative income, primarily due to a $10 million credit valuation adjustment (“CVA”) gain in the prior year period.
Noninterest Expense
The following schedule presents a comparison of the major components of noninterest expense.
NONINTEREST EXPENSE

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2023	2022			2023	2022

Salaries and employee benefits	$324	$307	$17	6%	$663	$619	$44	7%
Technology, telecom, and information processing	58	53	5	9	113	105	8	8
Occupancy and equipment, net	40	36	4	11	80	74	6	8
Professional and legal services	16	14	2	14	29	28	1	4
Marketing and business development	13	9	4	44	25	17	8	47
Deposit insurance and regulatory expense	22	13	9	69	40	23	17	74
Credit-related expense	7	7	—	—	13	14	(1)	(7)
Other real estate expense, net	—	—	—	NM	—	1	(1)	NM
Other	28	25	3	12	57	47	10	21
Total noninterest expense	$508	$464	$44	9%	$1,020	$928	$92	10%
Adjusted noninterest expense [1]	$494	$463	$31	7%	$1,003	$927	$76	8%
1 For information on non-GAAP financial measures, see “Non-GAAP Financial Measures” on page 35.
Total noninterest expense increased $44 million, or 9%, relative to the prior year quarter. Salaries and benefits expense increased $17 million, or 6%, primarily due to $13 million in severance expense during the current quarter, reflecting our commitment to manage expenses.
Deposit insurance and regulatory expense increased $9 million, or 69%, driven largely by an increased FDIC insurance base rate beginning in 2023 and changes in balance sheet composition. In May 2023, the FDIC issued a Notice of Proposed Rulemaking, which would implement a special assessment to recover the cost associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. Using an assessment base equal to the estimated amount of uninsured deposits at December 31, 2022, the FDIC proposed to collect the special assessment at an annual rate of approximately 12.5 bps over eight quarterly periods, beginning the first quarter of 2024. As proposed, we estimate the total impact of the special assessment on our deposit insurance and regulatory expense would be approximately $80 million. At June 30, 2023, we had not accrued for any portion of this estimated amount. The ultimate impact and timing of expense recognition will depend on the final rule, which is not expected until late 2023.
Technology, telecom, and information processing expense increased $5 million, or 9%, primarily due to increases in application software, maintenance, and related amortization expenses. The efficiency ratio was 62.5%, compared with 60.7%, as growth in adjusted noninterest expense outpaced growth in adjusted taxable-equivalent revenue. For information on non-GAAP financial measures, see page 35.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
The following schedule presents the composition of our technology spend:
TECHNOLOGY SPEND

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(In millions)	2023	2022			2023	2022

Technology, telecom, and information processing expense	$58	$53	$5	9%	$113	$105	$8	8%
Other technology-related expense	56	51	5	10	110	100	10	10
Technology investments	23	22	1	5	49	44	5	11
Less: related amortization and depreciation	(16)	(13)	(3)	23	(30)	(27)	(3)	11
Total technology spend	$121	$113	$8	7%	$242	$222	$20	9%
Total technology spend increased $8 million relative to the prior year quarter, largely due to technology-related compensation, investments in application resiliency, and increases in application software and maintenance expense.
Income Taxes
The following schedule summarizes the income tax expense and effective tax rates for the periods presented.
INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in millions)	2023	2022	2023	2022

Income before income taxes	$226	$260	$508	$515
Income tax expense	51	57	129	109
Effective tax rate	22.6%	21.9%	25.4%	21.2%
The effective tax rate was 22.6% and 21.9% for the three months ended June 30, 2023 and 2022, respectively. See Note 12 of the Notes to Consolidated Financial Statements for more information about the factors that impacted the income tax rates, as well as information about deferred income tax assets and liabilities, and valuation allowances.
Preferred Stock Dividends
Preferred stock dividends totaled $9 million and $8 million for the second quarter of 2023 and 2022, respectively.
BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets have associated interest rates or yields, and generally consist of money market investments, securities, loans, and leases. We strive to maintain a high level of interest-earning assets relative to total assets. For more information regarding the average balances, associated revenue generated, and the respective yields of our interest-earning assets, see the Consolidated Average Balance Sheet on page 10.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk and to generate interest income. We primarily own securities that can readily provide us with cash and liquidity through secured borrowing agreements without the need to sell the securities. We also manage the duration extension risk of our investment securities portfolio. At June 30, 2023, the estimated duration of our securities portfolio decreased to 3.7 years, compared with 4.1 years at December 31, 2022, and 3.9 years at June 30, 2022, primarily due to the addition of certain portfolio layer method fair value hedges. See Note 7 for more information on these fair value hedges. This duration helps to manage the inherent interest rate mismatch between loans and deposits, as fixed-rate term investments facilitate the balancing of asset and liability durations, as well as protect the economic value of shareholders' equity.
For information about our borrowing capacity associated with the investment securities portfolio and how we manage our liquidity risk, refer to the “Liquidity Risk Management” section on page 31. See also Note 3 and Note 5 of the Notes to Consolidated Financial Statements for more information on fair value measurements and the accounting for our investment securities portfolio.
The following schedule presents the major components of our investment securities portfolio.
INVESTMENT SECURITIES PORTFOLIO

	June 30, 2023			December 31, 2022
(In millions)	Par Value	Amortized cost	Fair value	Par Value	Amortized cost	Fair value
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$96	$96	$90	$100	$100	$93
Agency guaranteed mortgage-backed securities [1]	12,456	10,289	10,335	12,921	10,621	10,772
Municipal securities	368	368	343	404	405	374
Total held-to-maturity	12,920	10,753	10,768	13,425	11,126	11,239
Available-for-sale
U.S. Treasury securities	565	565	475	555	557	393
U.S. Government agencies and corporations:
Agency securities	724	717	677	790	782	736
Agency guaranteed mortgage-backed securities	8,913	8,991	7,647	9,566	9,652	8,367
Small Business Administration loan-backed securities	604	646	619	691	740	712
Municipal securities	1,350	1,480	1,391	1,571	1,732	1,634
Other debt securities	25	25	23	75	75	73
Total available-for-sale	12,181	12,424	10,832	13,248	13,538	11,915
Total HTM and AFS investment securities	$25,101	$23,177	$21,600	$26,673	$24,664	$23,154
1 During the fourth quarter of 2022, we transferred approximately $10.7 billion fair value ($13.1 billion amortized cost) of mortgage-backed AFS securities to the HTM category. The transfer of these securities from AFS to HTM at fair value resulted in a discount to the amortized cost basis of the HTM securities equivalent to the $2.4 billion ($1.8 billion after tax) of unrealized losses in AOCI attributable to these securities. The amortization of the unrealized losses will offset the effect of the accretion of the discount created by the transfer. At June 30, 2023, the unamortized discount on the HTM securities totaled approximately $2.2 billion ($1.7 billion after tax).
The amortized cost of total HTM and AFS investment securities decreased $1.5 billion, or 6%, from December 31, 2022, primarily due to payments and maturities. Approximately 8% of the total HTM and AFS investment securities were floating-rate instruments at both June 30, 2023 and December 31, 2022, respectively. Additionally, at June 30, 2023, we have $3.6 billion of pay-fixed swaps held as fair value hedges against fixed-rate AFS securities that effectively convert the fixed interest income to a floating rate on the hedged portion of the securities.
At June 30, 2023, the AFS investment securities portfolio included approximately $243 million of net premium that was distributed across the various security categories. Total taxable-equivalent premium amortization for these investment securities was $22 million for the second quarter of 2023, compared with $27 million for the same prior year period.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
In addition to HTM and AFS securities, we also have a trading securities portfolio that totaled $32 million at June 30, 2023, compared with $465 million at December 31, 2022. The prior year-end amount included $395 million of money market mutual sweep accounts. Beginning in the first quarter of 2023, related sweep balances were presented in “Money market investments” on the consolidated balance sheet.
Refer to the “Interest Rate Risk Management” section on page 27, the “Capital Management” section on page 33, and Note 5 of the Notes to Consolidated Financial Statements for more discussion regarding our investment securities portfolio, swaps, and related unrealized gains and losses.
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
The following schedule summarizes our total investments and extensions of credit to municipalities:
MUNICIPAL INVESTMENTS AND EXTENSIONS OF CREDIT

(In millions)	June 30, 2023	December 31, 2022

Loans and leases	$4,354	$4,361
Held-to-maturity securities	368	405
Available-for-sale securities	1,391	1,634
Trading securities	32	71
Unfunded lending commitments	361	406
Total	$6,506	$6,877
Our municipal loans and securities are primarily associated with municipalities located within our geographic footprint. The municipal loan and lease portfolio is primarily secured by general obligations of municipal entities. Other types of collateral also include real estate, revenue pledges, or equipment. At June 30, 2023, we had no municipal loans on nonaccrual.
Municipal securities are internally graded, similar to loans, using risk-grading systems which vary based on the size and type of credit risk exposure. The internal risk grades assigned to our municipal securities follow our definitions of Pass, Special Mention, and Substandard, which are consistent with published definitions of regulatory risk classifications. At June 30, 2023, all municipal securities were graded as Pass. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans and securities.
Loan and Lease Portfolio
We provide a wide range of lending products to commercial customers, generally small- and medium-sized businesses. We also provide various retail lending products and services to consumers and small businesses. The following schedule presents the composition of our loan and lease portfolio.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
LOAN AND LEASE PORTFOLIO

	June 30, 2023		December 31, 2022
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$16,622	29.2%	$16,377	29.4%
Leasing	388	0.7	386	0.7
Owner-occupied	9,328	16.4	9,371	16.8
Municipal	4,354	7.6	4,361	7.8
Total commercial	30,692	53.9	30,495	54.8
Commercial real estate:
Construction and land development	2,498	4.4	2,513	4.5
Term	10,406	18.3	10,226	18.4
Total commercial real estate	12,904	22.7	12,739	22.9
Consumer:
Home equity credit line	3,291	5.8	3,377	6.1
1-4 family residential	7,980	14.0	7,286	13.1
Construction and other consumer real estate	1,434	2.5	1,161	2.1
Bankcard and other revolving plans	466	0.8	471	0.8
Other	150	0.3	124	0.2
Total consumer	13,321	23.4	12,419	22.3
Total loans and leases	$56,917	100.0%	$55,653	100.0%
At June 30, 2023 and December 31, 2022, the ratio of loans and leases to total assets was 65% and 62%, respectively. The largest loan category was commercial and industrial loans, which constituted 29% of our total loan portfolio at both time periods.
During the first six months of 2023, the loan and lease portfolio increased $1.3 billion, or 2%, to $56.9 billion at June 30, 2023, primarily due to growth of $0.7 billion in consumer 1-4 family residential mortgage loans, driven mainly from an increased demand for adjustable-rate mortgages.
Other Noninterest-Bearing Investments
Other noninterest-bearing investments are equity investments that are held primarily for capital appreciation, dividends, or for certain regulatory requirements. The following schedule summarizes our related investments.
OTHER NONINTEREST-BEARING INVESTMENTS

(Dollar amounts in millions)	June 30, 2023	December 31, 2022	Amount change	Percent change

Bank-owned life insurance	$549	$546	$3	1%
Federal Home Loan Bank stock	111	294	(183)	(62)
Federal Reserve stock	65	68	(3)	(4)
Farmer Mac stock	21	19	2	11
SBIC investments	177	172	5	3
Other	33	31	2	6
Total other noninterest-bearing investments	$956	$1,130	$(174)	(15)%
Total other noninterest-bearing investments decreased $174 million, or 15%, during the first six months of 2023, primarily due to a $183 million decrease in FHLB stock. We are required to invest approximately 4% of our FHLB borrowings in FHLB stock to maintain our borrowing capacity. The decrease in FHLB stock was driven by declines in FHLB borrowings during the second quarter of 2023 in response to an increase in total deposits.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Premises, Equipment, and Software
We are in the final phase of a three-phase project to replace our core loan and deposit banking systems. This final phase includes the replacement of our deposit banking systems through multiple affiliate bank conversions, the first of which was completed in the second quarter of 2023. We expect to complete the remaining affiliate bank conversions in 2024.
The following schedule summarizes the capitalized costs associated with our core system replacement project, which are depreciated using a useful life of ten years.
CAPITALIZED COSTS ASSOCIATED WITH THE CORE SYSTEM REPLACEMENT PROJECT

	June 30, 2023
(In millions)	Phase 1	Phase 2	Phase 3	Total

Total amount of capitalized costs, less accumulated depreciation	$25	$50	$221	$296
Deposits
Deposits are our primary funding source. In recent years, particularly during the COVID-19 pandemic, we experienced a significant influx of deposits, which was impacted by considerable fiscal and monetary policy decisions. During the prior year, with the withdrawal of stimulus by the federal government, our deposits began to decline to more normalized levels. This trend accelerated with prominent bank failures during the first quarter of 2023 and abated during the second quarter of 2023, with period-end deposits increasing meaningfully from March 31, 2023 to June 30, 2023. Total deposits have remained above pre-pandemic (December 31, 2019) levels during 2023.
The following schedule presents the composition of our deposit portfolio.
DEPOSIT PORTFOLIO

	June 30, 2023		March 31, 2023		December 31, 2022		December 31, 2019
(Dollar amounts in millions)	Amount	% of total deposits	Amount	% of total deposits	Amount	% of total deposits	Amount	% of total deposits
Deposits by type
Noninterest-bearing demand	$28,670	38.6%	$30,974	44.8%	$35,777	49.9%	$23,576	41.3%
Interest-bearing:
Savings and money market	33,303	44.8	30,826	44.5	33,474	46.7	28,249	49.5
Time	3,897	5.2	2,024	2.9	1,484	2.1	2,451	4.3
Brokered	8,453	11.4	5,384	7.8	917	1.3	2,809	4.9
Total deposits	$74,323	100.0%	$69,208	100.0%	$71,652	100.0%	$57,085	100.0%
Deposit-related metrics
Estimated amount of insured deposits	$43,911	59%	$37,846	55%	$34,018	47%	$28,802	50%
Estimated amount of uninsured deposits	$30,412	41%	$31,362	45%	$37,634	53%	$28,283	50%
Estimated amount of collateralized deposits [1]	$2,679	3.6%	$2,708	3.9%	$2,861	4.0%	$1,928	3.4%
Loan-to-deposit ratio	77%		81%		78%		85%
1 Includes both insured and uninsured deposits.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Total deposits increased $5.1 billion, or 7%, from March 31, 2023, and $2.7 billion, or 4%, from December 31, 2022. These increases were primarily due to significant growth in brokered and customer deposits, and partially offset by a decline in noninterest-bearing deposits as interest rates have risen. At June 30, 2023, total customer deposits included approximately $3.4 billion from reciprocal placement products where we distributed our customers’ deposits in a placement network to increase their FDIC insurance and in return we received a matching amount of deposits from other network banks.
At June 30, 2023, the estimated total amount of uninsured deposits was $30.4 billion, or 41%, of total deposits, compared with $31.4 billion, or 45%, and $37.6 billion, or 53%, of total deposits at March 31, 2023 and December 31, 2022, respectively. Our loan-to-deposit ratio was 77%, compared with 81% and 78% for the same time periods.
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
U.S. Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by United States (“U.S.”) government agencies, such as the Small Business Administration (“SBA”), Federal Housing Authority, U.S. Department of Veterans Affairs, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At June 30, 2023, $593 million of related loans were guaranteed, primarily by the SBA, and included $125 million of Paycheck Protection Program (“PPP”) loans. The following schedule presents the composition of U.S. government agency guaranteed loans.
U.S. GOVERNMENT AGENCY GUARANTEED LOANS

(Dollar amounts in millions)	June 30, 2023	Percent guaranteed	December 31, 2022	Percent guaranteed

Commercial	$703	81%	$753	83%
Commercial real estate	24	79	21	76
Consumer	5	100	5	100
Total loans	$732	81%	$779	83%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Lending
The following schedule provides information regarding lending exposures to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP 1

	June 30, 2023		December 31, 2022
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental, and leasing	$2,923	9.5%	$2,802	9.2%
Retail trade	2,842	9.3	2,751	9.0
Finance and insurance	2,634	8.6	2,992	9.8
Healthcare and social assistance	2,495	8.1	2,373	7.8
Public Administration	2,376	7.7	2,366	7.8
Manufacturing	2,319	7.5	2,387	7.8
Wholesale trade	1,918	6.3	1,880	6.2
Utilities [2]	1,590	5.2	1,418	4.6
Transportation and warehousing	1,501	4.9	1,464	4.8
Mining, quarrying, and oil and gas extraction	1,326	4.3	1,349	4.4
Educational services	1,286	4.2	1,302	4.3
Construction	1,276	4.2	1,355	4.4
Hospitality and food services	1,186	3.9	1,238	4.1
Other Services (except Public Administration)	1,066	3.5	1,041	3.4
Professional, scientific, and technical services	1,032	3.3	995	3.3
Other [3]	2,922	9.5	2,782	9.1
Total	$30,692	100.0%	$30,495	100.0%
1 Industry groups are determined by North American Industry Classification System (“NAICS”) codes.
2 Includes primarily utilities, power, and renewable energy.
3 No other industry group exceeds 3.1%.
Commercial Real Estate Loans
At June 30, 2023 and December 31, 2022, our CRE loan portfolio totaled $12.9 billion and $12.7 billion, respectively, representing approximately 23% of the total loan portfolio for both periods. The majority of our CRE loans are secured by real estate primarily located within our geographic footprint. The following schedule presents the geographic distribution of our CRE loan portfolio based on the location of the primary collateral.
COMMERCIAL REAL ESTATE LENDING BY COLLATERAL LOCATION

	June 30, 2023		December 31, 2022
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Arizona	$1,656	13%	$1,521	12%
California	3,772	29	3,805	30
Colorado	639	5	637	5
Nevada	1,030	8	910	7
Texas	2,211	17	2,139	17
Utah/Idaho	2,202	17	2,397	19
Washington/Oregon	912	7	899	7
Other	482	4	431	3
Total CRE	$12,904	100%	$12,739	100%
Approximately 23% of the total CRE loan portfolio is scheduled to mature in the next 12 months. Term CRE loans generally mature within a three- to seven-year period and consist of full, partial, and non-recourse guarantee structures. Typical term CRE loan structures include annually tested operating covenants that require loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value tests. Construction and land development loans generally mature in 18 to 36 months and contain full or partial recourse guarantee structures with

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
one- to five-year extension options or roll-to-perm options that often result in term debt. At June 30, 2023, approximately 85% of our CRE loan portfolio was variable-rate, and approximately 20% of these variable-rate loans were swapped to a fixed rate.
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
The following schedule provides information regarding lending exposures to certain collateral types in our CRE loan portfolio.
COMMERCIAL REAL ESTATE LENDING BY COLLATERAL TYPE

	June 30, 2023		December 31, 2022
(Dollar amounts in millions)	Amount	Percent	Amount	Percent
Commercial property
Multi-family	$3,324	25.7%	$3,068	24.1%
Industrial	2,828	21.9	2,509	19.7
Office	2,157	16.7	2,281	17.9
Retail	1,447	11.2	1,529	12.0
Hospitality	695	5.4	695	5.4
Land	247	1.9	276	2.2
Other [1]	1,673	13.0	1,728	13.5
Residential property [2]
Single family	289	2.3	340	2.7
Land	73	0.6	75	0.6
Condo/Townhome	28	0.2	13	0.1
Other [1]	143	1.1	225	1.8
Total	$12,904	100.0%	$12,739	100.0%
1 Included in the total amount of the “Other” category was approximately $246 million and $301 million of unsecured loans at June 30, 2023 and December 31, 2022, respectively.
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
Office CRE loan portfolio
At June 30, 2023 and December 31, 2022, our office CRE loan portfolio totaled $2.2 billion and $2.3 billion, representing 17% and 18% of the total CRE loan portfolio, respectively. The following schedule presents the composition of our office CRE loan portfolio and other related credit quality metrics.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
OFFICE CRE LOAN PORTFOLIO

(Dollar amounts in millions)	June 30, 2023	December 31, 2022
Office CRE
Construction and land development	$193	$208
Term	1,964	2,073
Total office CRE	$2,157	$2,281
Credit quality metrics
Criticized loan ratio	6.4%	7.2%
Classified loan ratio	4.8%	5.8%
Nonaccrual loan ratio	—%	—%
Delinquency ratio	—%	1.5%
Net charge-offs, annualized	—%	—%
Allowance for credit losses	$38	$31
Ratio of allowance for credit losses to office CRE loans, at period end	1.76%	1.36%
The following schedules present our office CRE loan portfolio by collateral location for the periods presented.
OFFICE CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

(Dollar amounts in millions)	June 30, 2023
	Collateral Location
Loan type	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total
Office CRE
Construction and land development	$—	$87	$—	$1	$7	$34	$64	$—	$193
Term	289	449	93	93	182	587	240	31	1,964
Total Office CRE	$289	$536	$93	$94	$189	$621	$304	$31	$2,157
% of total	13.4%	24.9%	4.3%	4.4%	8.8%	28.8%	14.0%	1.4%	100.0%

(Dollar amounts in millions)	December 31, 2022
	Collateral Location
Loan type	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total
Office CRE
Construction and land development	$8	$79	$—	$2	$—	$18	$101	$—	$208
Term	295	525	97	99	217	613	195	32	2,073
Total Office CRE	$303	$604	$97	$101	$217	$631	$296	$32	$2,281
% of total	13.1%	27.0%	4.3%	4.3%	9.6%	26.8%	13.5%	1.4%	100.0%
1 No other geography exceeds $18 million at both June 30, 2023 and December 31, 2022.
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
Our 1-4 family residential mortgage loan portfolio increased $694 million, or 10%, to $8.0 billion at June 30, 2023, compared with $7.3 billion at December 31, 2022, primarily due to an increased demand for adjustable-rate mortgages, which we have retained as part of our overall interest rate risk management strategy.
We also originate home equity credit lines (“HECLs”). At June 30, 2023 and December 31, 2022, our HECL portfolio totaled $3.3 billion and $3.4 billion, respectively. Approximately 41% and 44% of our HECLs are secured by first liens for the same time periods.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At June 30, 2023, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value (“CLTV”) ratios above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with a Fair Isaac Corporation (“FICO”) credit score greater than 700.
Approximately 90% of our HECL portfolio is still in the draw period, and about 19% of those loans are scheduled to begin amortizing within the next five years. We believe the risk of loss and borrower default in the event of a loan becoming fully amortizing and the effect of significant interest rate changes is minimal. The ratio of HECL net charge-offs (recoveries) for the trailing twelve months to average balances at June 30, 2023 and December 31, 2022 was (0.03)% for both periods. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of the HECL portfolio.
Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned (“OREO”) or foreclosed properties. The following schedule presents our nonperforming assets.
NONPERFORMING ASSETS

(Dollar amounts in millions)	June 30, 2023	December 31, 2022

Nonaccrual loans [1]	$162	$149
Other real estate owned [2]	2	—
Total nonperforming assets	$164	$149
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned [2]	0.29%	0.27%
Accruing loans past due 90 days or more	$7	$6
Ratio of accruing loans past due 90 days or more to loans and leases [1]	0.01%	0.01%
Nonaccrual loans[1] and accruing loans past due 90 days or more	$169	$155
Ratio of nonperforming assets[1] and accruing loans past due 90 days or more to loans and leases[1] and other real estate owned [2]	0.30%	0.28%
Nonaccrual loans[1] current as to principal and interest payments	70.4%	57.7%
1 Includes loans held for sale.
2 Does not include banking premises held for sale.
Nonperforming assets as a percentage of loans and leases and OREO increased to 0.29% at June 30, 2023, compared with 0.27% at December 31, 2022. Total nonaccrual loans at June 30, 2023 increased to $162 million from $149 million at December 31, 2022, primarily due to increases in commercial and industrial and owner-occupied nonaccrual loans. See Note 6 of the Notes to Consolidated Financial Statements for more information on nonaccrual loans.
Loan Modifications
Loans may be modified in the normal course of business for competitive reasons or to strengthen our collateral position. Loan modifications may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan.
On January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the recognition and measurement of troubled debt restructurings (“TDRs”) and their related disclosures. ASU 2022-02 requires enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. At June 30, 2023, loans that have been modified to accommodate a borrower experiencing financial difficulties totaled $148 million.
If a modified loan is on nonaccrual and performs for at least six months according to the modified terms, and an analysis of the customer’s financial condition indicates that we are reasonably assured of repayment of the modified

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
principal and interest, the loan may be returned to accrual status. The borrower’s payment performance prior to and following the modification is taken into account to determine whether a loan should be returned to accrual status.
ACCRUING AND NONACCRUING MODIFIED LOANS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

(In millions)	June 30, 2023

Modified loans – accruing	$137
Modified loans – nonaccruing	11
Total	$148
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
The RULC, a reserve for potential losses associated with off-balance sheet commitments, remained stable during the first six months of 2023. The reserve is separately recorded on the consolidated balance sheet in “Other liabilities,” and any related increases or decreases in the reserve are recorded on the consolidated income statement in “Provision for unfunded lending commitments.”
The following schedule presents the changes in and allocation of the ACL.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
SUMMARY OF CREDIT LOSS EXPERIENCE

(Dollar amounts in millions)	Six Months Ended June 30, 2023	Twelve Months Ended December 31, 2022	Six Months Ended June 30, 2022

Loans and leases outstanding	$56,917	$55,653	$52,370
Average loans and leases outstanding:
Commercial	30,664	29,225	28,725
Commercial real estate	12,904	12,251	12,134
Consumer	12,849	11,122	10,501
Total average loans and leases outstanding	$56,417	$52,598	$51,360
Allowance for loan and lease losses:
Balance at beginning of period [1]	$572	$513	$513
Provision for loan losses	92	101	10
Charge-offs:
Commercial	23	72	28
Commercial real estate	—	—	—
Consumer	6	10	7
Total	29	82	35
Recoveries:
Commercial	12	32	15
Commercial real estate	—	—	—
Consumer	4	11	5
Total	16	43	20
Net loan and lease charge-offs	13	39	15
Balance at end of period	$651	$575	$508
Reserve for unfunded lending commitments:
Balance at beginning of period	$61	$40	$40
Provision for unfunded lending commitments	(1)	21	(2)
Balance at end of period	$60	$61	$38
Total allowance for credit losses:
Allowance for loan and lease losses	$651	$575	$508
Reserve for unfunded lending commitments	60	61	38
Total allowance for credit losses	$711	$636	$546

Ratio of allowance for credit losses to net loans and leases, at period end	1.25%	1.14%	1.04%
Ratio of allowance for credit losses to nonaccrual loans, at period end	439%	427%	280%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	421%	410%	272%
Ratio of total net charge-offs to average loans and leases [2]	0.05%	0.07%	0.06%
Ratio of commercial net charge-offs to average commercial loans [2]	0.07%	0.14%	0.09%
Ratio of commercial real estate net charge-offs to average commercial real estate loans [2]	—%	—%	—%
Ratio of consumer net charge-offs to average consumer loans [2]	0.03%	(0.01)%	0.04%
1 The beginning balance for the six months ended June 30, 2023 for the allowance for loan losses does not agree to the ending balance at December 31, 2022 because of the adoption of the new accounting standard related to loan modifications to borrowers experiencing financial difficulties.
2 Ratios are annualized for the periods presented except for the period representing the full twelve months.
The total ACL increased to $711 million, from $636 million, during the first six months of 2023, primarily due to deterioration in economic forecasts. See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the ACL and credit trends experienced in each portfolio segment.

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
Interest Rate Risk
We strive to position the Bank for interest rate changes and manage the balance sheet sensitivity to reduce the volatility of both net interest income and economic value of equity. We generally have granular deposit funding. Much of this funding has an indeterminate life with no maturity and can be withdrawn at any time. Because most deposits come from household and business accounts, their duration is generally longer than the duration of our loan portfolio. As such, we are naturally “asset-sensitive” — meaning that our assets are expected to reprice faster or more significantly than our liabilities. In previous interest rate environments, we have added (1) interest rate swaps to synthetically increase the duration of the loan portfolio, (2) longer-duration securities, and (3) longer-duration loans to reduce the asset sensitivity to a level where an increase in interest rates of 100 bps would continue to result in a positive change in net interest income, and a decline in interest rates would be more muted. Additionally, we have pay-fixed interest rate swaps to adjust the duration of the investment securities portfolio.
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
With the recent prominent bank failures during the first half of 2023, customer deposit behavior deviated from modeled behaviors, with the latter being informed using data reflecting an extended period of relatively low interest rates. As such, in addition to our historical-based assumptions, we have included adjusted deposit assumptions into our interest risk rate management, which increase the deposit beta for interest-bearing products and increase the percentage of non-interest bearing deposits that migrate to interest-bearing products.
The following schedule presents deposit duration assumptions using both historical-based deposit behavior as well as the adjusted assumptions discussed previously.
DEPOSIT ASSUMPTIONS

	June 30, 2023				December 31, 2022
	Historical-based assumptions		Adjusted assumptions		Historical-based assumptions
Product	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	3.9%	3.7%	2.9%	2.7%	3.6%	3.5%
Money market	2.2%	2.1%	1.5%	1.3%	2.3%	2.0%
Savings and interest-bearing checking	2.9%	2.6%	2.0%	1.6%	3.1%	2.8%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
As more rate-sensitive deposits have runoff, the effective duration of the deposits under the historical-based assumptions has lengthened due to the remaining deposits that are assumed to be less rate sensitive. Conversely, the effective duration of the deposits under the adjusted assumptions has shortened considerably due to faster deposit repricing.
As noted previously, we utilize derivatives to manage interest rate risk. The following schedule presents derivatives that are designated in qualifying hedging relationships at June 30, 2023. Included are the average outstanding derivative notional amounts for each period presented and the weighted average fixed-rate paid or received for each category of cash flow and fair value hedge. Fair value hedges of assets include $2.5 billion in notional of hedges of AFS securities designated under the portfolio layer method that were added during the second quarter of 2023. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the impact of these hedging relationships on interest income and expense.
DERIVATIVES DESIGNATED IN QUALIFYING HEDGING RELATIONSHIPS

	2023		2024				2025		3Q25 - 2Q26	3Q26 - 2Q27
(Dollar amounts in millions)	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Cash flow hedges
Cash flow hedges of assets [1,2]
Average outstanding notional	$2,550	$2,250	$1,817	$1,483	$1,050	$550	$350	$350	$221	$100
Weighted-average fixed-rate received	2.37%	2.24%	2.05%	1.96%	1.82%	1.96%	2.34%	2.34%	1.94%	1.65%
Cash flow hedges of liabilities [3]
Average outstanding notional	$500	$500	$500	$500	$500	$500	$500	$500	$—	$—
Weighted-average fixed-rate paid	3.67%	3.67%	3.67%	3.67%	3.67%	3.67%	3.67%	3.67%	—%	—%
	2023 [4]	2024	2025	2026	2027	2028	2029	2030	2031	2032
Fair value hedges
Fair value hedges of assets [4]
Average outstanding notional	$3,172	$3,444	$3,558	$3,562	$3,558	$1,928	$1,049	$1,044	$1,037	$1,001
Weighted-average fixed-rate paid	3.16%	3.06%	3.03%	3.02%	3.03%	2.28%	1.84%	1.83%	1.83%	1.83%
Fair value hedges of liabilities [5]
Average outstanding notional	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted-average fixed-rate received	—%	—%	—%	—%	—%	—%	—%	—%	—%	—%
1 Cash flow hedges consist of receive-fixed swaps hedging pools of floating-rate loans.
2 Cash flow hedges of assets fully matures in February 2027. Amounts for 2027 have not been prorated to reflect this hedge maturing during the period.
3 Cash flow hedges of liabilities fully matures in May of 2025.
4 Fair value hedges of assets consist of pay-fixed interest rate swaps hedging AFS fixed-rate securities.
5Fair value hedges of debt consist of receive-fixed swaps hedging fixed-rate debt. The sole fair value hedge of debt was terminated during the second quarter of 2023.
Incorporating the historical-based and adjusted deposit assumptions and the impact of derivatives in qualifying hedging relationships previously discussed, the following schedule presents earnings at risk (“EaR”), or the percentage change in 12-month forward-looking net interest income, and our estimated percentage change in economic value of equity (“EVE”). Both EaR and EVE are based on a static balance sheet size under parallel interest rate changes ranging from -100 bps to +300 bps.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME AND CHANGE IN ECONOMIC VALUE OF EQUITY

	June 30, 2023					December 31, 2022
	Parallel shift in rates (in bps)[1]					Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300	-100	0	+100	+200	+300
Historical-based assumptions:
Earnings at Risk (EaR)	(5.8)%	—%	5.9%	11.8%	17.7%	(2.4)%	—%	2.4%	4.8%	7.1%
Economic Value of Equity (EVE)	(0.1)%	—%	1.9%	3.5%	4.8%	2.0%	—%	(1.1)%	(2.3)%	(3.7)%

Adjusted assumptions:
Earnings at Risk (EaR)	(1.3)%	—%	1.4%	2.9%	4.4%
Economic Value of Equity (EVE)	4.8%	—%	(4.1)%	(8.6)%	(12.9)%
1 Assumes rates cannot go below zero in the negative rate shift.
Under the historical-based assumptions, the asset sensitivity, as measured by EaR, increased during the second quarter of 2023, primarily due an increase in pay-fixed interest rate swap notional, partially offset by deposit migration from low beta products to high beta products. Under the adjusted deposit assumptions, asset sensitivity decreased significantly due to faster deposit repricing.
For interest-bearing deposits with indeterminate maturities, the weighted average modeled beta is 32% under the historical-based assumptions, and 55% under the adjusted assumptions.
The EaR analysis focuses on parallel rate shocks across the term structure of benchmark interest rates. In a non-parallel rate scenario where the overnight rate increases 200 bps, but the ten-year rate increases only 30 bps, the increase in EaR is modeled under the historical-based assumptions to be approximately two-thirds of the change associated with the parallel +200 bps rate change.
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
Latent interest rate sensitivity refers to future changes in net interest income based upon past rate movements that have yet to be fully recognized in revenue but will be recognized over the near term. We expect latent sensitivity to reduce net interest income by approximately 4% in the second quarter of 2024, compared with the second quarter of 2023.
Emergent interest rate sensitivity refers to future changes in net interest income based upon future interest rate movements and is measured from the latent level of net interest income. If interest rates rise consistent with the forward curve at June 30, 2023, we expect emergent sensitivity to increase net interest income by approximately 1% from the latent sensitivity level, for a cumulative 3% reduction in net interest income.
Our focus on business banking also plays a significant role in determining the nature of our asset-liability management posture. At June 30, 2023, $25.8 billion of our commercial lending and CRE loan balances were scheduled to reprice in the next six months. For these variable-rate loans, we have executed $2.9 billion of cash flow hedges by receiving fixed rates on interest rate swaps. At June 30, 2023, we also had $3.6 billion of variable-rate consumer loans scheduled to reprice in the next six months. The impact on asset sensitivity from commercial or consumer loans with floors has become insignificant as rates have risen. See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
LIBOR Transition
London Interbank Offered Rate (“LIBOR”) has been phased out globally, and banks were required to migrate to alternative reference rates by June 30, 2023. We implemented processes, procedures, and systems to mitigate contract risk. New originations, and any modifications or renewals of LIBOR-based contracts, contained fallback language to facilitate transition to an alternative reference rate. Additionally, under the Adjustable Interest Rate (LIBOR) Act of 2022, the Federal Reserve Board (“FRB”) identified benchmark replacement rates for LIBOR contracts lacking fallback provisions with a clearly defined or practical replacement benchmark rate. At June 30, 2023, we have remediated substantially all our LIBOR exposure through fallback language, replacement indices, or reliance upon the provisions under the LIBOR Act.
Market Risk – Fixed Income
We are exposed to market risk through changes in fair value. This includes market risk for trading securities and for interest rate swaps used to hedge interest rate risk. We underwrite municipal and corporate securities. We also trade municipal, agency, and treasury securities. This underwriting and trading activity exposes us to a risk of loss arising from adverse changes in the prices of these fixed-income securities.
Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (loss) (“AOCI”) for each financial reporting period. During the second quarter of 2023, the $32 million after-tax increase in AOCI loss related to investment securities was driven largely by declines in the fair value of the AFS securities primarily due to changes in benchmark interest rates. For more discussion regarding investment securities and AOCI, see the “Capital Management” section on page 33. See also Note 5 of the Notes to Consolidated Financial Statements for further information regarding the accounting for investment securities.
Our noninterest-bearing deposits are more valuable in a rising interest rate environment, creating meaningful economic value that is not fully reflected on our balance sheet since deposits and related intangible assets are not recorded at fair value for accounting purposes.
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
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various Small Business Investment Company (“SBIC”) venture capital funds as a strategy to provide beneficial financing, growth, and expansion opportunities to diverse businesses generally in communities within our geographic footprint. Our equity exposure to these investments was approximately $177 million and $172 million at June 30, 2023 and December 31, 2022, respectively. On occasion, some of the companies within our SBIC investment may issue an initial public offering (“IPO”). In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce additional market risk. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the valuation of our SBIC investments.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Liquidity Risk Management
Liquidity refers to our ability to meet our cash, contractual, and collateral obligations, and to manage both expected and unexpected cash flows without adversely impacting our operations or financial strength. We manage our liquidity to provide funds for our customers’ credit needs, our anticipated financial and contractual obligations, and other corporate activities. Sources of liquidity include deposits, borrowings, equity, and unencumbered assets, such as loans and investment securities. Our investment securities are primarily held as a source of contingent liquidity. We primarily own securities that can readily provide us with cash and liquidity through secured borrowing agreements with securities pledged as collateral.
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
We have a dedicated funding desk that monitors real-time inflows and outflows of our FRB account, and we have tools, including ready access to repo markets and FHLB advances, to manage intraday liquidity. FHLB borrowings are “open-term,” allowing us the ability to retain or return funds based on our liquidity needs. We pledge a large portion of our highly liquid investment securities portfolio through the General Collateral Funding (“GCF”) repo program. Through this program, high-quality collateral is pledged, and program participants exchange funds anonymously, which allows for near instant access to funding during market hours.
Additionally, we have pledged collateral to the FRB’s primary credit facility (or discount window) and the Bank Term Funding Program (“BTFP”), which provide additional contingent funding sources outside the normal operating hours of the FHLB and the GCF program. The BTFP offers loans of up to one year in length to eligible depository institutions pledging U.S. Treasuries, agency debt and government mortgage-backed securities, and other qualifying assets as collateral. Unlike other funding sources, borrowing capacity under the BTFP is based on the par value, not the fair value, of collateral. Advances can be requested under the program through mid-March 2024.
For more information on our liquidity risk management practices, see “Liquidity Risk Management” in our 2022 Form 10-K.
For the first six months of 2023, the primary sources of cash came from a decrease in investment securities, a decrease in money market investments, and net cash provided by operating activities. Uses of cash during the same period included primarily a decrease in short-term borrowings, an increase in loans and leases, and dividends paid on common and preferred stock. Cash payments for interest reflected in operating expenses were $546 million and $31 million for the first six months of 2023 and 2022, respectively.
The FHLB and FRB have been, and continue to be, a significant source of back-up liquidity and funding. We are a member of the FHLB of Des Moines, which allows member banks to borrow against eligible loans and securities to satisfy liquidity and funding requirements. We are required to invest in FHLB and FRB stock to maintain our borrowing capacity. At June 30, 2023, our total investment in FHLB and FRB stock was $111 million and $65 million, respectively, compared with $294 million and $68 million at December 31, 2022.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At June 30, 2023, loans with a carrying value of $24.5 billion and $15.3 billion, compared with $23.7 billion and $3.9 billion at December 31, 2022, were pledged at the FHLB and FRB, respectively, as collateral for current and potential borrowings.
At June 30, 2023 and December 31, 2022, investment securities with a carrying value of $21.1 billion and $13.5 billion, respectively, were pledged as collateral for potential borrowings. For the same time periods, these pledges included $9.9 billion and $8.3 billion for available use through the GCF repo program, $7.1 billion and $1.0 billion to the FRB, and $4.1 billion and $4.2 billion to secure collateralized public and trust deposits, advances, and for other purposes.
A large portion of these pledged assets are unencumbered, but are pledged to provide immediate access to contingency sources of funds. The following schedule presents our total available liquidity including unused collateralized borrowing capacity.
AVAILABLE LIQUIDITY

	June 30, 2023					December 31, 2022
(In billions)	FHLB	FRB	GCF	BTFP	Total	FHLB	FRB	GCF	BTFP	Total

Total borrowing capacity	$17.1	$13.6	$10.0	$7.1	$47.8	$16.6	$4.0	$8.4	$—	$29.0
Borrowings outstanding	2.6	—	2.0	—	4.6	7.2	—	2.7	—	9.9
Remaining capacity, at period end	$14.5	$13.6	$8.0	$7.1	$43.2	$9.4	$4.0	$5.7	$—	$19.1

Cash and due from banks					0.7					0.7
Interest-bearing deposits [1]					1.5					1.3
Total available liquidity					$45.4					$21.1
Ratio of available liquidity to uninsured deposits					149%					56%
1 Represents funds deposited by the Bank primarily at the Federal Reserve Bank.
At June 30, 2023 and December 31, 2022, our total available liquidity was $45.4 billion, compared with $21.1 billion, respectively. At June 30, 2023, we had sources of liquidity which exceeded our uninsured deposits without the need to sell any investment securities.
General financial market and economic conditions also impact our access to, and cost of, external financing. Access to funding markets is also directly affected by the credit ratings we receive from various rating agencies. The ratings not only influence the costs associated with borrowings, but can also influence the sources of the borrowings. All of the credit rating agencies rate our debt at an investment-grade level. During the second quarter of 2023, as a result of broader uncertainty in the banking industry, Standard & Poor's (“S&P”) changed their outlook on our long-term deposit and issuer ratings to “Negative” from “Stable.” Additionally, Moody's downgraded our long-term issuer rating to Baa2 from Baa1, our short-term debt rating to P2 from P1, and changed their outlook on our long-term deposit and issuer ratings to “Stable” from “Ratings under review.”
The following schedule presents our current credit ratings.

CREDIT RATINGS
as of July 31, 2023:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

Kroll	Positive	A-	BBB+	K2
S&P	Negative	BBB+	BBB	NR
Fitch	Stable	BBB+	BBB	F1
Moody's	Stable	Baa2	NR	P2
We may, from time to time, issue additional preferred stock, senior or subordinated notes, or other forms of capital or debt instruments, depending on our capital, funding, asset-liability management, or other needs as market

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
conditions warrant. These additional issuances may be subject to required regulatory approvals. We believe that our sources of available liquidity are adequate to meet all reasonably foreseeable short- and intermediate-term demands.
Capital Management
A strong capital position is vital to the achievement of our key corporate objectives, our continued profitability, and to promoting depositor and investor confidence. We seek to (1) maintain sufficient capital to support the current needs and growth of our businesses, and (2) fulfill responsibilities to depositors and bondholders while managing capital distributions to shareholders through dividends and repurchases of common stock.
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
SHAREHOLDERS' EQUITY

(Dollar amounts in millions)	June 30, 2023	December 31, 2022	Amount change	Percent change
Shareholders’ equity:
Preferred stock	$440	$440	$—	—%
Common stock and additional paid-in capital	1,722	1,754	(32)	(2)
Retained earnings	6,051	5,811	240	4
Accumulated other comprehensive loss	(2,930)	(3,112)	182	6
Total shareholders' equity	$5,283	$4,893	$390	8%
Total shareholders’ equity increased $390 million, or 8%, to $5.3 billion at June 30, 2023, compared with $4.9 billion at December 31, 2022. Common stock and additional paid-in capital decreased $32 million, primarily due to common stock repurchases during the first quarter of 2023. As the macroeconomic environment remained uncertain, we did not repurchase common shares during the second quarter of 2023, nor do we expect to repurchase common shares during the third quarter of 2023.
AOCI was a $2.9 billion loss at June 30, 2023, and, for the first six months of 2023, reflected (1) a $9 million decline in the fair value of fixed-rate AFS securities as a result of higher interest rates, offset by a $103 million increase in amortization of the discount on the securities transferred from AFS to HTM during the fourth quarter of 2022, and (2) an $88 million increase in unrealized holding gains and other adjustments associated with derivative instruments. Absent any sales or credit impairment of the AFS securities, the unrealized losses will not be recognized in earnings. We do not intend to sell any securities with unrealized losses. Although changes in AOCI are reflected in shareholders’ equity, they are excluded from regulatory capital, and therefore do not impact our regulatory ratios.
For more discussion on our investment securities portfolio and related unrealized gains and losses, see Note 5 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CAPITAL DISTRIBUTIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except share data)	2023	2022	2023	2022
Capital distributions:
Preferred dividends paid	$9	$8	$15	$16
Total capital distributed to preferred shareholders	9	8	15	16
Common dividends paid	61	58	122	116
Bank common stock repurchased [1]	—	50	50	101
Total capital distributed to common shareholders	61	108	172	217
Total capital distributed to preferred and common shareholders	$70	$116	$187	$233
Weighted average diluted common shares outstanding (in thousands)	147,696	150,838	147,865	151,264
Common shares outstanding, at period end (in thousands)	148,144	150,471	148,144	150,471
1 Includes amounts related to the common shares acquired from our publicly announced plans and those acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options.
Pursuant to the OCC’s “Earnings Limitation Rule,” our dividend payments are restricted to an amount equal to the sum of the total of (1) our net income for that year, and (2) retained earnings for the preceding two years, unless the OCC approves the declaration and payment of dividends in excess of such amount. At June 30, 2023, we had $1.7 billion of retained net profits available for distribution.
During the second quarter of 2023, we paid dividends on preferred stock of $9 million and dividends on common stock of $61 million, or $0.41 per share. In July 2023, the Board declared a regular quarterly dividend of $0.41 per common share, payable on August 24, 2023 to shareholders of record on August 17, 2023. See Note 9 of the Notes to Consolidated Financial Statements for additional information about our capital management actions.
Basel III
We are subject to Basel III capital requirements that include certain minimum regulatory capital ratios. At June 30, 2023, we exceeded all capital adequacy requirements under the Basel III capital rules. Based on our internal stress testing and other assessments of capital adequacy, we believe we hold capital sufficiently in excess of internal and regulatory requirements for well-capitalized banks. See the “Supervision and Regulation” section and Note 15 of our 2022 Form 10-K for more information about our compliance with the Basel III capital requirements. The following schedule presents our capital amounts, capital ratios, and other selected performance ratios.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CAPITAL AMOUNTS AND RATIOS

(Dollar amounts in millions)	June 30, 2023	December 31, 2022	June 30, 2022
Basel III risk-based capital amounts:
Common equity tier 1 capital	$6,692	$6,481	$6,257
Tier 1 risk-based	7,131	6,921	6,697
Total risk-based	8,378	8,077	7,784
Risk-weighted assets	66,917	66,111	63,424
Basel III risk-based capital ratios:
Common equity tier 1 capital ratio	10.0%	9.8%	9.9%
Tier 1 risk-based ratio	10.7	10.5	10.6
Total risk-based ratio	12.5	12.2	12.3
Tier 1 leverage ratio	8.0	7.7	7.4
Other ratios:
Average equity to average assets (three months ended)	5.9%	5.4%	6.7%
Return on average common equity (three months ended)	13.8	25.4	14.0
Return on average tangible common equity (three months ended) [1]	10.0	16.9	12.5
Tangible equity ratio [1]	8.0	7.6	7.6
Tangible common equity ratio [1]	7.5	7.1	7.1
1 See “Non-GAAP Financial Measures” on page 35 for more information regarding these ratios.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		June 30, 2023	March 31, 2023	June 30, 2022

Net earnings applicable to common shareholders (GAAP)	(a)	$166	$198	$195
Adjustment, net of tax:
Amortization of core deposit and other intangibles		1	1	—
Net earnings applicable to common shareholders, net of tax	(a)	$167	$199	$195
Average common equity (GAAP)		$4,818	$4,614	$5,582
Average goodwill and intangibles		(1,063)	(1,064)	(1,015)
Average accumulated other comprehensive loss (income)		2,931	3,030	1,702
Average tangible common equity (non-GAAP)	(b)	$6,686	$6,580	$6,269
Number of days in quarter	(c)	91	90	91
Number of days in year	(d)	365	365	365
Return on average tangible common equity (non-GAAP)	(a/b/c)*d	10.0%	12.3%	12.5%
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		June 30, 2023	March 31, 2023	June 30, 2022

Total shareholders’ equity (GAAP)		$5,283	$5,184	$5,632
Goodwill and intangibles		(1,062)	(1,063)	(1,015)
Accumulated other comprehensive loss (income)		2,930	2,920	2,100
Tangible equity (non-GAAP)	(a)	7,151	7,041	6,717
Preferred stock		(440)	(440)	(440)
Tangible common equity (non-GAAP)	(b)	$6,711	$6,601	$6,277
Total assets (GAAP)		$87,230	$88,573	$87,784
Goodwill and intangibles		(1,062)	(1,063)	(1,015)
Accumulated other comprehensive loss (income)		2,930	2,920	2,100
Tangible assets (non-GAAP)	(c)	$89,098	$90,430	$88,869
Common shares outstanding (in thousands)	(d)	148,144	148,100	150,471
Tangible equity ratio (non-GAAP)	(a/c)	8.0%	7.8%	7.6%
Tangible common equity ratio (non-GAAP)	(b/c)	7.5%	7.3%	7.1%
Tangible book value per common share (non-GAAP)	(b/d)	$45.30	$44.57	$41.72
Efficiency Ratio and Adjusted Pre-Provision Net Revenue
The efficiency ratio is a measure of operating expense relative to revenue. We believe the efficiency ratio provides useful information regarding the cost of generating revenue. We make adjustments to exclude certain items that are not generally expected to recur frequently, as identified in the subsequent schedule, which we believe allows for more consistent comparability across periods. Adjusted noninterest expense provides a measure as to how we are managing our expenses. Adjusted pre-provision net revenue enables management and others to assess our ability to generate capital. Taxable-equivalent net interest income allows us to assess the comparability of revenue arising from both taxable and tax-exempt sources.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Six Months Ended		Year Ended
(Dollar amounts in millions)		June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022	December 31, 2022

Noninterest expense (GAAP)	(a)	$508	$512	$464	$1,020	$928	$1,878
Adjustments:
Severance costs		13	1	1	14	1	1
Other real estate expense, net		—	—	—	—	1	1
Amortization of core deposit and other intangibles		1	2	—	3	—	1
SBIC investment success fee accrual [1]		—	—	—	—	(1)	(1)
Total adjustments	(b)	14	3	1	17	1	2
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$494	$509	$463	$1,003	$927	$1,876
Net interest income (GAAP)	(d)	$591	$679	$593	$1,270	$1,137	$2,520
Fully taxable-equivalent adjustments	(e)	11	9	9	20	17	37
Taxable-equivalent net interest income (non-GAAP)	(d+e)=f	602	688	602	1,290	1,154	2,557
Noninterest income (GAAP)	g	189	160	172	349	314	632
Combined income (non-GAAP)	(f+g)=(h)	791	848	774	1,639	1,468	3,189
Adjustments:
Fair value and nonhedge derivative gains		1	(3)	10	(2)	16	16
Securities gains (losses), net [1]		—	1	1	1	(16)	(15)
Total adjustments [2]	(i)	1	(2)	11	(1)	—	1
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$790	$850	$763	$1,640	$1,468	$3,188
Pre-provision net revenue (non-GAAP)	(h)-(a)	$283	$336	$310	$619	$540	$1,311
Adjusted PPNR (non-GAAP)	(j)-(c)	296	341	300	637	541	1,312
Efficiency ratio (non-GAAP)	(c/j)	62.5%	59.9%	60.7%	61.2%	63.1%	58.8%
1 The success fee accrual is associated with the gains and losses from our SBIC investments, which are excluded from the efficiency ratio through securities gains (losses), net.
2 Excluding the $13 million gain on sale of bank-owned premises recorded in dividends and other income, the efficiency ratio for the three months and six months ended June 30, 2023 would have been 63.6% and 61.6%, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 1.    FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$701	$657
Money market investments:
Interest-bearing deposits	1,531	1,340
Federal funds sold and securities purchased under agreements to resell	781	2,426
Investment securities:
Held-to-maturity, at amortized cost (fair value: $10,768 and $11,239)	10,753	11,126
Available-for-sale, at fair value	10,832	11,915
Trading, at fair value	32	465
Total investment securities	21,617	23,506
Loans held for sale	36	8
Loans and leases, net of unearned income and fees	56,917	55,653
Less allowance for loan and lease losses	651	575
Loans held for investment, net of allowance	56,266	55,078
Other noninterest-bearing investments	956	1,130
Premises, equipment and software, net	1,414	1,408
Goodwill and intangibles	1,062	1,065
Other real estate owned	3	3
Other assets	2,863	2,924
Total assets	$87,230	$89,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$28,670	$35,777
Interest-bearing:
Savings and money market	33,394	33,566
Time	12,259	2,309
Total deposits	74,323	71,652
Federal funds and other short-term borrowings	5,513	10,417
Long-term debt	538	651
Reserve for unfunded lending commitments	60	61
Other liabilities	1,513	1,871
Total liabilities	81,947	84,652
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	440	440
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 148,144 and 148,664 shares) and additional paid-in capital	1,722	1,754
Retained earnings	6,051	5,811
Accumulated other comprehensive income (loss)	(2,930)	(3,112)
Total shareholders’ equity	5,283	4,893
Total liabilities and shareholders’ equity	$87,230	$89,545
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except shares and per share amounts)	2023	2022	2023	2022
Interest income:
Interest and fees on loans	$791	$468	$1,517	$905
Interest on money market investments	48	12	105	18
Interest on securities	138	128	275	240
Total interest income	977	608	1,897	1,163
Interest expense:
Interest on deposits	220	7	302	13
Interest on short- and long-term borrowings	166	8	325	13
Total interest expense	386	15	627	26
Net interest income	591	593	1,270	1,137
Provision for credit losses:
Provision for loan and lease losses	46	39	92	10
Provision for unfunded lending commitments	—	2	(1)	(2)
Total provision for credit losses	46	41	91	8
Net interest income after provision for credit losses	545	552	1,179	1,129
Noninterest income:
Commercial account fees	45	37	88	78
Card fees	25	25	49	50
Retail and business banking fees	16	20	32	40
Loan-related fees and income	19	21	40	43
Capital markets fees	27	21	44	36
Wealth management fees	14	13	29	27
Other customer-related fees	16	17	31	31
Customer-related noninterest income	162	154	313	305
Fair value and nonhedge derivative income	1	10	(2)	16
Dividends and other income (loss)	26	7	37	9
Securities gains (losses), net	—	1	1	(16)
Total noninterest income	189	172	349	314
Noninterest expense:
Salaries and employee benefits	324	307	663	619
Technology, telecom, and information processing	58	53	113	105
Occupancy and equipment, net	40	36	80	74
Professional and legal services	16	14	29	28
Marketing and business development	13	9	25	17
Deposit insurance and regulatory expense	22	13	40	23
Credit-related expense	7	7	13	14
Other real estate expense, net	—	—	—	1
Other	28	25	57	47
Total noninterest expense	508	464	1,020	928
Income before income taxes	226	260	508	515
Income taxes	51	57	129	109
Net income	175	203	379	406
Preferred stock dividends	(9)	(8)	(15)	(16)
Net earnings applicable to common shareholders	$166	$195	$364	$390
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	147,692	150,635	147,852	150,958
Diluted shares (in thousands)	147,696	150,838	147,865	151,264
Net earnings per common share:
Basic	$1.11	$1.29	$2.44	$2.56
Diluted	1.11	1.29	2.44	2.56
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022

Net income for the period	$175	$203	$379	$406
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities [1]	(32)	(698)	94	(1,820)
Net unrealized losses on other noninterest-bearing investments	—	(1)	—	(1)
Net unrealized holding gains (losses) on derivative instruments	(8)	(50)	21	(184)
Reclassification adjustment for decrease (increase) in interest income recognized in earnings on derivative instruments	30	(5)	67	(15)
Total other comprehensive income (loss), net of tax	(10)	(754)	182	(2,020)
Comprehensive income (loss)	$165	$(551)	$561	$(1,614)
See accompanying notes to consolidated financial statements.
1 For the three and six months ended June 30, 2023, the amounts include $86 million and $9 million related to the decline in the fair value of fixed-rate AFS securities as a result of higher interest rates, offset by $54 million and $103 million in amortization of the discount on the securities transferred from AFS to HTM during the fourth quarter of 2022, respectively.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at March 31, 2023	$440	148,100	$—	$1,715	$5,949	$(2,920)	$5,184
Net income for the period					175		175
Other comprehensive loss, net of tax						(10)	(10)
Net activity under employee plans and related tax benefits		44		7			7
Dividends on preferred stock					(9)		(9)
Dividends on common stock, $0.41 per share					(61)		(61)
Change in deferred compensation					(3)		(3)
Balance at June 30, 2023	$440	148,144	$—	$1,722	$6,051	$(2,930)	$5,283

Balance at March 31, 2022	$440	151,348	$—	$1,889	$5,311	$(1,346)	$6,294
Net income for the period					203		203
Other comprehensive loss, net of tax						(754)	(754)
Bank common stock repurchased		(936)		(50)			(50)
Net activity under employee plans and related tax benefits		59		6			6
Dividends on preferred stock					(8)		(8)
Dividends on common stock, $0.38 per share					(58)		(58)
Change in deferred compensation					(1)		(1)
Balance at June 30, 2022	$440	150,471	$—	$1,845	$5,447	$(2,100)	$5,632

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2022	$440	148,664	$—	$1,754	$5,811	$(3,112)	$4,893
Net income for the period					379		379
Other comprehensive income, net of tax						182	182
Cumulative effect adjustment, due to adoption of ASU 2022-02, net of tax					2		2
Bank common stock repurchased		(953)		(50)			(50)
Net activity under employee plans and related tax benefits		433		18			18
Dividends on preferred stock					(15)		(15)
Dividends on common stock, $0.82 per share					(122)		(122)
Change in deferred compensation					(4)		(4)
Balance at June 30, 2023	$440	148,144	$—	$1,722	$6,051	$(2,930)	$5,283

Balance at December 31, 2021	$440	151,625	$—	$1,928	$5,175	$(80)	$7,463
Net income for the period					406		406
Other comprehensive loss, net of tax						(2,020)	(2,020)
Bank common stock repurchased		(1,714)		(101)			(101)
Net activity under employee plans and related tax benefits		560		18			18
Dividends on preferred stock					(16)		(16)
Dividends on common stock, $0.76 per share					(116)		(116)
Change in deferred compensation					(2)		(2)
Balance at June 30, 2022	$440	150,471	$—	$1,845	$5,447	$(2,100)	$5,632

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$379	$406
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	91	8
Depreciation and amortization	72	45
Share-based compensation	24	22
Deferred income tax expense (benefit)	(13)	29
Net decrease in trading securities	433	67
Net decrease (increase) in loans held for sale	(25)	42
Change in other liabilities	(363)	389
Change in other assets	164	(205)
Other, net	57	1
Net cash provided by operating activities	819	804
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in money market investments	1,454	8,895
Proceeds from maturities and paydowns of investment securities held-to-maturity	526	48
Purchases of investment securities held-to-maturity	(21)	(220)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	1,328	1,915
Purchases of investment securities available-for-sale	(301)	(5,773)
Net change in loans and leases	(1,311)	(1,476)
Purchases and sales of other noninterest-bearing investments	176	(1)
Purchases of premises and equipment	(53)	(102)
Other, net	(18)	11
Net cash provided by investing activities	1,780	3,297
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	2,671	(3,728)
Net change in short-term borrowed funds	(4,904)	115
Redemption of long-term debt	(128)	(290)
Proceeds from the issuance of common stock	2	8
Dividends paid on common and preferred stock	(138)	(130)
Bank common stock repurchased	(50)	(101)
Other, net	(8)	(11)
Net cash used in financing activities	(2,555)	(4,137)
Net increase (decrease) in cash and due from banks	44	(36)
Cash and due from banks at beginning of period	657	595
Cash and due from banks at end of period	$701	$559
Cash paid for interest	$546	$31
Net cash paid for income taxes	231	4
Noncash activities:
Loans held for investment reclassified to loans held for sale, net	49	61
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2023
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
The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and accompanying footnotes included in our 2022 Form 10-K.
We evaluated events that occurred between June 30, 2023 and the date the accompanying financial statements were issued, and determined that there were no material events that would require adjustments to our consolidated financial statements or significant disclosure in the accompanying Notes. As referenced in Note 7 of the Notes to Consolidated Financial Statements, we entered into additional pay-fixed swaps with an aggregate notional amount of $1 billion that were designated as fair value hedges of a defined portfolio of fixed-rate commercial loans in July 2023.
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

Standards adopted by the Bank

ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures
This ASU eliminated the recognition and measurement requirements for troubled debt restructurings (“TDRs”) for creditors that have adopted ASC 326 (“CECL”), eliminated certain TDR disclosures, and required enhanced disclosures about loan modifications for borrowers experiencing financial difficulty.
The new standard also required public companies to present current period gross charge-offs (on a current year-to-date basis for interim-period disclosures) by year of origination in their vintage disclosures.
		Periods beginning after December 15, 2022	We adopted this ASU on a modified retrospective basis on January 1, 2023. It did not have a material impact on our financial statements.

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
Fair Value Hierarchy
The following schedule presents assets and liabilities measured at fair value on a recurring basis:

(In millions)	June 30, 2023
	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	$475	$8,943	$—	$9,418
Municipal securities		1,391		1,391
Other debt securities		23		23
Total available-for-sale	475	10,357	—	10,832
Trading securities		32		32
Other noninterest-bearing investments:
Bank-owned life insurance		549		549
Private equity investments [1]	3		84	87
Other assets:
Agriculture loan servicing and interest-only strips			17	17
Loans held for sale		20		20
Deferred compensation plan assets	114			114
Derivatives		491		491
Total assets	$592	$11,449	$101	$12,142
LIABILITIES
Securities sold, not yet purchased	$347	$—	$—	$347
Other liabilities:
Derivatives		409		409
Total liabilities	$347	$409	$—	$756
1 The Level 1 private equity investments (“PEIs”) relate to the portion of our Small Business Investment Company (“SBIC”) investments that are publicly traded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	December 31, 2022
	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	$393	$9,815	$—	$10,208
Municipal securities		1,634		1,634
Other debt securities		73		73
Total available-for-sale	393	11,522	—	11,915
Trading securities	395	70		465
Other noninterest-bearing investments:
Bank-owned life insurance		546		546
Private equity investments [1]	4		81	85
Other assets:
Agriculture loan servicing and interest-only strips			14	14
Deferred compensation plan assets	114			114
Derivatives		386		386
Total assets	$906	$12,524	$95	$13,525
LIABILITIES
Securities sold, not yet purchased	$187	$—	$—	$187
Other liabilities:
Derivatives		451		451
Total liabilities	$187	$451	$—	$638
1 The Level 1 PEIs relate to the portion of our SBIC investments that are publicly traded.
Level 3 Valuations
Our Level 3 financial instruments include PEIs, agriculture loan servicing, and interest-only strips. For additional information regarding our Level 3 financial instruments, including the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2022 Form 10-K.
Rollforward of Level 3 Fair Value Measurements
The following schedule presents a rollforward of assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended				Six Months Ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
(In millions)	Private equity investments	Ag loan servicing & interest-only strips	Private equity investments	Ag loan servicing & interest-only strips	Private equity investments	Ag loan servicing & interest-only strips	Private equity investments	Ag loan servicing & interest-only strips

Balance at beginning of period	$82	$18	$74	$12	$81	$14	$66	$12
Unrealized securities gains (losses), net	(3)	—	—	—	(3)	—	5	—
Other noninterest income (expense)	—	(1)	—	—	—	3	—	—
Purchases	5	—	3	—	6	—	9	—
Cost of investments sold	—	—	—	—	—	—	(3)	—
Transfers out [1]	—	—	—	—	—	—	—	—
Balance at end of period	$84	$17	$77	$12	$84	$17	$77	$12
1 Represents the transfer of SBIC investments out of Level 3 and into Level 1 because they are publicly traded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The rollforward of Level 3 instruments includes the following realized gains and losses recognized in securities gains (losses) on the consolidated statement of income for the periods presented:

(In millions)	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Securities gains (losses), net	$—	$—	$—	$(2)
Nonrecurring Fair Value Measurements
Certain assets and liabilities may be measured at fair value on a nonrecurring basis, including impaired loans that have been measured based on the fair value of the underlying collateral, other real estate owned (“OREO”), and equity investments without readily determinable fair values. Nonrecurring fair value adjustments generally include changes in value resulting from observable price changes for equity investments without readily determinable fair values, write-downs of individual assets, or the application of lower of cost or fair value accounting. At June 30, 2023, we had $10 million of collateral-dependent loans classified in Level 2, and we recognized $4 million of losses from fair value changes related to these loans. At December 31, 2022, we had an insignificant amount of assets or liabilities that had fair value changes measured on a nonrecurring basis. For additional information regarding the measurement of fair value for impaired loans, collateral-dependent loans, and OREO, see Note 3 of our 2022 Form 10-K.

Fair Value of Certain Financial Instruments
The following schedule presents the carrying values and estimated fair values of certain financial instruments:

	June 30, 2023			December 31, 2022
(In millions)	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Financial assets:
Held-to-maturity investment securities	$10,753	$10,768	2	$11,126	$11,239	2
Loans and leases (including loans held for sale), net of allowance	56,302	53,885	3	55,086	53,093	3
Financial liabilities:
Time deposits	12,259	12,187	2	2,309	2,269	2
Long-term debt	538	460	2	651	635	2
The previous schedule does not include certain financial instruments that are recorded at fair value on a recurring basis, as well as certain financial assets and liabilities for which the carrying value approximates fair value. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2022 Form 10-K.
Fair Value Option for Certain Loans Held for Sale
During the second quarter of 2023, we elected the fair value option for certain commercial real estate loans that are intended for sale or securitization and are hedged with derivative instruments. Electing the fair value option reduces the accounting volatility that would otherwise result from the asymmetry created by accounting for the loans held for sale at the lower of cost or fair value and the derivatives at fair value without the complexity of applying hedge accounting. These loans are presented in “Loans held for sale” on the consolidated balance sheet, and associated gains and losses are presented in “Capital markets fees” on the consolidated statement of income. These commercial real estate loans measured at fair value are generally classified in Level 2 in the fair value hierarchy because their pricing is based on observable market inputs. At June 30, 2023, we had $19.8 million of loans measured at fair value ($20.0 million par value). For the second quarter of 2023, we recognized approximately $2 million of net gains from fair value changes of loans carried at fair value and the associated derivatives.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
4. OFFSETTING ASSETS AND LIABILITIES
The following schedules present gross and net information for selected financial instruments on the balance sheet.

	June 30, 2023
				Gross amounts not offset in the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$868	$(87)	$781	$—	$—	$781
Derivatives (included in other assets)	491	—	491	(9)	(470)	12
Total assets	$1,359	$(87)	$1,272	$(9)	$(470)	$793
Liabilities:
Federal funds and other short-term borrowings	$5,600	$(87)	$5,513	$—	$—	$5,513
Derivatives (included in other liabilities)	409	—	409	(9)	(1)	399
Total liabilities	$6,009	$(87)	$5,922	$(9)	$(1)	$5,912

	December 31, 2022
				Gross amounts not offset in the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$2,451	$(25)	$2,426	$—	$—	$2,426
Derivatives (included in other assets)	386	—	386	(10)	(367)	9
Total assets	$2,837	$(25)	$2,812	$(10)	$(367)	$2,435
Liabilities:
Federal funds and other short-term borrowings	$10,442	$(25)	$10,417	$—	$—	$10,417
Derivatives (included in other liabilities)	451	—	451	(10)	—	441
Total liabilities	$10,893	$(25)	$10,868	$(10)	$—	$10,858
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
5. INVESTMENTS
Investment Securities
Investment securities are classified as held-to-maturity (“HTM”), available-for-sale (“AFS”), or trading. HTM securities, which management has the intent and ability to hold until maturity, are measured at amortized cost. The amortized cost amounts represent the original cost of the investments, adjusted for related amortization or accretion of any purchase premiums or discounts, and for any impairment losses, including credit-related impairment. When a security is transferred from AFS to HTM, the difference between its amortized cost basis and fair value at the date of transfer is amortized as a yield adjustment through interest income, and the fair value at the date of transfer results in a discount to the amortized cost basis of the HTM securities. The amortization of the unrealized losses reported in accumulated other comprehensive income (“AOCI”) will offset the effect of the accretion of the discount in interest income that is created by the transfer.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
AFS securities are measured at fair value, and changes in fair value (unrealized gains and losses) are reported as net increases or decreases to AOCI, net of related taxes. Trading securities are measured at fair value with gains and losses recognized in current period earnings. The carrying values of our securities do not include accrued interest receivables of $67 million and $75 million at June 30, 2023 and December 31, 2022, respectively. These receivables are presented on the consolidated balance sheet in “Other assets.” See Notes 3 and 5 of our 2022 Form 10-K for more information regarding our process to estimate the fair value and accounting for our investment securities, respectively.
The following schedule presents the amortized cost and estimated fair values of our HTM and AFS securities:

	June 30, 2023
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$96	$—	$6	$90
Agency guaranteed mortgage-backed securities [1]	10,289	116	70	10,335
Municipal securities	368	—	25	343
Total held-to-maturity	10,753	116	101	10,768
Available-for-sale
U.S. Treasury securities	565	—	90	475
U.S. Government agencies and corporations:
Agency securities	717	—	40	677
Agency guaranteed mortgage-backed securities	8,991	—	1,344	7,647
Small Business Administration loan-backed securities	646	—	27	619
Municipal securities	1,480	—	89	1,391
Other debt securities	25	—	2	23
Total available-for-sale	12,424	—	1,592	10,832
Total HTM and AFS investment securities	$23,177	$116	$1,693	$21,600

	December 31, 2022
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$100	$—	$7	$93
Agency guaranteed mortgage-backed securities [1]	10,621	165	14	10,772
Municipal securities	405	—	31	374
Total held-to-maturity	11,126	165	52	11,239
Available-for-sale
U.S. Treasury securities	557	—	164	393
U.S. Government agencies and corporations:
Agency securities	782	—	46	736
Agency guaranteed mortgage-backed securities	9,652	—	1,285	8,367
Small Business Administration loan-backed securities	740	1	29	712
Municipal securities	1,732	1	99	1,634
Other debt securities	75	—	2	73
Total available-for-sale	13,538	2	1,625	11,915
Total HTM and AFS investment securities	$24,664	$167	$1,677	$23,154
1 During the fourth quarter of 2022, we transferred approximately $10.7 billion fair value ($13.1 billion amortized cost) of mortgage-backed AFS securities to the HTM category to reflect our intent for these securities. The transfer of these securities from AFS to HTM at fair value resulted in a discount to the amortized cost basis of the HTM securities equivalent to the $2.4 billion ($1.8 billion after tax) of unrealized losses in AOCI. The amortization of the unrealized losses will offset the effect of the accretion of the discount created by the transfer. At June 30, 2023, the unamortized discount on the HTM securities totaled approximately $2.2 billion ($1.7 billion after tax).

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Maturities
The following schedule presents the amortized cost and weighted average yields of debt securities by contractual maturity of principal payments at June 30, 2023. This schedule does not reflect the duration of the portfolio, which would incorporate amortization, expected prepayments, interest rate resets, and fair value hedges.

	June 30, 2023
	Total debt securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollar amounts in millions)	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$96	3.54%	$—	—%	$—	—%	$—	—%	$96	3.54%
Agency guaranteed mortgage-backed securities	10,289	1.84	—	—	—	—	46	2.02	10,243	1.84
Municipal securities [1]	368	3.15	27	2.77	135	2.98	168	3.33	38	3.19
Total held-to-maturity securities	10,753	1.90	27	2.77	135	2.98	214	3.05	10,377	1.86
Available-for-sale
U.S. Treasury securities	565	3.12	164	5.01	—	—	—	—	401	2.35
U.S. Government agencies and corporations:
Agency securities	717	2.65	114	1.07	191	3.13	218	2.63	194	3.12
Agency guaranteed mortgage-backed securities	8,991	1.99	21	4.38	233	1.56	1,502	2.09	7,235	1.97
Small Business Administration loan-backed securities	646	5.22	—	—	33	5.84	146	4.30	467	5.46
Municipal securities [1]	1,480	2.18	122	2.40	500	2.62	678	1.84	180	2.08
Other debt securities	25	8.53	—	—	—	—	10	9.50	15	7.88
Total available-for-sale securities	12,424	2.28	421	3.15	957	2.58	2,554	2.22	8,492	2.22
Total HTM and AFS investment securities	$23,177	2.10%	$448	3.13%	$1,092	2.63%	$2,768	2.29%	$18,869	2.02%
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents gross unrealized losses for AFS securities and the estimated fair value by length of time the securities have been in an unrealized loss position.

	June 30, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$—	$55	$90	$311	$90	$366
U.S. Government agencies and corporations:
Agency securities	2	33	38	617	40	650
Agency guaranteed mortgage-backed securities	83	482	1,261	7,140	1,344	7,622
Small Business Administration loan-backed securities	—	21	27	525	27	546
Municipal securities	7	495	82	871	89	1,366
Other	—	—	2	13	2	13
Total available-for-sale investment securities	$92	$1,086	$1,500	$9,477	$1,592	$10,563

	December 31, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$94	$308	$70	$85	$164	$393
U.S. Government agencies and corporations:
Agency securities	39	634	7	102	46	736
Agency guaranteed mortgage-backed securities	447	4,322	838	4,042	1,285	8,364
Small Business Administration loan-backed securities	8	101	21	524	29	625
Municipal securities	63	1,295	36	256	99	1,551
Other	2	13	—	—	2	13
Total available-for-sale investment securities	$653	$6,673	$972	$5,009	$1,625	$11,682
At June 30, 2023 and December 31, 2022, approximately 3,219 and 3,562 AFS investment securities were in an unrealized loss position, respectively.
Impairment
On a quarterly basis, we review our investment securities portfolio for the presence of impairment on an individual security basis. For additional information on our policy and impairment evaluation process for investment securities, see Note 5 of our 2022 Form 10-K.
AFS Impairment
We did not recognize any impairment on our AFS investment securities portfolio during the first six months of 2023. Unrealized losses primarily relate to changes in interest rates subsequent to purchase and are not attributable to credit; as such, absent any future sales, we would expect to receive the full principal value at maturity. At June 30, 2023, we had not initiated any sales of AFS securities, nor did we have an intent to sell any identified securities with unrealized losses. We do not believe it is more likely than not that we would be required to sell such securities before recovery of their amortized cost basis.
HTM Impairment
For HTM securities, the allowance for credit losses (“ACL”) is assessed consistent with the approach described in Note 6 for loans and leases measured at amortized cost. At June 30, 2023, the ACL on HTM securities was less than $1 million, all HTM securities were risk-graded as “Pass” in terms of credit quality, and none were considered past due.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Securities Gains and Losses Recognized in Income
The following schedule presents securities gains and losses recognized in the consolidated income statement.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Available-for-sale	$71	$71	$—	$—	$72	$73	$—	$—
Trading	7	7	—	—	10	9	—	—
Other noninterest-bearing investments	10	10	1	—	13	12	5	21
Total gains	88	88	1	—	95	94	5	21
Net gains (losses) [1]		$—		$1		$1		$(16)
1 Net gains (losses) were recognized in securities gains (losses) in the income statement.
The following schedule presents interest income by security type.

	Three Months Ended June 30,
	2023			2022
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$59	$1	$60	$3	$1	$4
Available-for-sale	69	8	77	109	11	120
Trading	—	1	1	—	4	4
Total securities	$128	$10	$138	$112	$16	$128

	Six Months Ended June 30,
	2023			2022
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$120	$2	$122	$5	$2	$7
Available-for-sale	138	14	152	205	19	224
Trading	—	1	1	—	9	9
Total securities	$258	$17	$275	$210	$30	$240

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
6. LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
Loans and leases are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	June 30, 2023	December 31, 2022

Loans held for sale	$36	$8
Commercial:
Commercial and industrial [1]	$16,622	$16,377
Leasing	388	386
Owner-occupied	9,328	9,371
Municipal	4,354	4,361
Total commercial	30,692	30,495
Commercial real estate:
Construction and land development	2,498	2,513
Term	10,406	10,226
Total commercial real estate	12,904	12,739
Consumer:
Home equity credit line	3,291	3,377
1-4 family residential	7,980	7,286
Construction and other consumer real estate	1,434	1,161
Bankcard and other revolving plans	466	471
Other	150	124
Total consumer	13,321	12,419
Total loans and leases	$56,917	$55,653
1 Commercial and industrial loan balances include Paycheck Protection Program (“PPP”) loans of $126 million and $197 million for the respective periods presented.
Loans and leases are measured and presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $38 million and $49 million at June 30, 2023 and December 31, 2022, respectively. Amortized cost basis does not include accrued interest receivables of $263 million and $247 million at June 30, 2023 and December 31, 2022, respectively. These receivables are presented in the consolidated balance sheet within the “Other assets” line item.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $229 million at June 30, 2023 and $262 million at December 31, 2022.
Loans with a carrying value of $39.8 billion at June 30, 2023 and $27.6 billion at December 31, 2022 have been pledged at the Federal Reserve (“FRB”) and the Federal Home Loan Bank (“FHLB”) of Des Moines as collateral for current and potential borrowings.
At the time of origination, we determine the classification of loans as either held for investment or held for sale. Loans held for sale are measured at fair value or the lower of cost or fair value and primarily consist of (1) commercial real estate loans that are sold into securitization entities, and (2) conforming residential mortgages that are generally sold to U.S. government agencies. The following schedule presents loans added to, or sold from, the held for sale category during the periods presented.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022

Loans added to held for sale	$220	$190	$306	$487
Loans sold from held for sale	188	187	277	523
Occasionally, we have continuing involvement in the sold loans in the form of servicing rights or guarantees. The principal balance of sold loans for which we retain servicing was $3.4 billion and $3.5 billion at June 30, 2023 and December 31, 2022, respectively. Income from sold loans, excluding servicing, was $2 million and $7 million for the three and six months ended June 30, 2023, and $4 million and $10 million for the three and six months ended June 30, 2022, respectively.
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
The ACL for AFS and HTM debt securities is estimated separately from loans. For HTM securities, the ACL is estimated consistent with the approach for loans measured at amortized cost. See Note 5 of our 2022 Form 10-K for further discussion of our methodology used to estimate the ACL on AFS and HTM debt securities.
Changes in the ACL are summarized as follows:

	Three Months Ended June 30, 2023
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$313	$160	$145	$618
Provision for loan losses	24	21	1	46
Gross loan and lease charge-offs	20	—	2	22
Recoveries	6	—	3	9
Net loan and lease charge-offs (recoveries)	14	—	(1)	13
Balance at end of period	$323	$181	$147	$651
Reserve for unfunded lending commitments
Balance at beginning of period	$19	$28	$13	$60
Provision for unfunded lending commitments	1	1	(2)	—
Balance at end of period	$20	$29	$11	$60
Total allowance for credit losses at end of period
Allowance for loan losses	$323	$181	$147	$651
Reserve for unfunded lending commitments	20	29	11	60
Total allowance for credit losses	$343	$210	$158	$711

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2023
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at December 31, 2022	$300	$156	$119	$575
Adjustment for change in accounting standard	—	(4)	1	(3)
Balance at beginning of period	$300	$152	$120	$572
Provision for loan losses	34	29	29	92
Gross loan and lease charge-offs	23	—	6	29
Recoveries	12	—	4	16
Net loan and lease charge-offs (recoveries)	11	—	2	13
Balance at end of period	$323	$181	$147	$651
Reserve for unfunded lending commitments
Balance at beginning of period	$16	$33	$12	$61
Provision for unfunded lending commitments	4	(4)	(1)	(1)
Balance at end of period	$20	$29	$11	$60
Total allowance for credit losses at end of period
Allowance for loan losses	$323	$181	$147	$651
Reserve for unfunded lending commitments	20	29	11	60
Total allowance for credit losses	$343	$210	$158	$711

	Three Months Ended June 30, 2022
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$282	$102	$94	$478
Provision for loan losses	12	12	15	39
Gross loan and lease charge-offs	15	—	3	18
Recoveries	7	—	2	9
Net loan and lease charge-offs (recoveries)	8	—	1	9
Balance at end of period	$286	$114	$108	$508
Reserve for unfunded lending commitments
Balance at beginning of period	$14	$12	$10	$36
Provision for unfunded lending commitments	(1)	3	—	2
Balance at end of period	$13	$15	$10	$38
Total allowance for credit losses at end of period
Allowance for loan losses	$286	$114	$108	$508
Reserve for unfunded lending commitments	13	15	10	38
Total allowance for credit losses	$299	$129	$118	$546

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2022
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$311	$107	$95	$513
Provision for loan losses	(12)	7	15	10
Gross loan and lease charge-offs	28	—	7	35
Recoveries	15	—	5	20
Net loan and lease charge-offs (recoveries)	13	—	2	15
Balance at end of period	$286	$114	$108	$508
Reserve for unfunded lending commitments
Balance at beginning of period	$19	$11	$10	$40
Provision for unfunded lending commitments	(6)	4	—	(2)
Balance at end of period	$13	$15	$10	$38
Total allowance for credit losses at end of period
Allowance for loan losses	$286	$114	$108	$508
Reserve for unfunded lending commitments	13	15	10	38
Total allowance for credit losses	$299	$129	$118	$546
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
The amortized cost basis of nonaccrual loans is summarized as follows:

	June 30, 2023
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance
Commercial:
Commercial and industrial	$11	$60	$71	$33
Owner-occupied	20	9	29	1
Total commercial	31	69	100	34
Commercial real estate:
Term	7	6	13	1
Total commercial real estate	7	6	13	1
Consumer:
Home equity credit line	—	12	12	3
1-4 family residential	2	35	37	5
Total consumer loans	2	47	49	8
Total	$40	$122	$162	$43

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2022
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance
Commercial:
Commercial and industrial	$8	$55	$63	$27
Owner-occupied	13	11	24	1
Total commercial	21	66	87	28
Commercial real estate:
Term	—	14	14	2
Total commercial real estate	—	14	14	2
Consumer:
Home equity credit line	1	10	11	2
1-4 family residential	9	28	37	3
Total consumer loans	10	38	48	5
Total	$31	$118	$149	$35
For accruing loans, interest is accrued and interest payments are recognized into interest income according to the contractual loan agreement. For nonaccruing loans, the accrual of interest is discontinued, any uncollected or accrued interest is reversed from interest income in a timely manner (generally within one month), and any payments received on these loans are not recognized into interest income, but are applied as a reduction to the principal outstanding. When the collectability of the amortized cost basis for a nonaccrual loan is no longer in doubt, then interest payments may be recognized in interest income on a cash basis. For the three and six months ended June 30, 2023 and 2022, there was no interest income recognized on a cash basis during the period the loans were on nonaccrual.
The amount of accrued interest receivables reversed from interest income during the periods presented is summarized by loan portfolio segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022

Commercial	$3	$4	$5	$8
Commercial real estate	—	—	—	—
Consumer	1	—	1	—
Total	$4	$4	$6	$8
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Past due loans (accruing and nonaccruing) are summarized as follows:

	June 30, 2023
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$16,594	$18	$10	$28	$16,622	$3	$57
Leasing	388	—	—	—	388	—	—
Owner-occupied	9,320	5	3	8	9,328	—	24
Municipal	4,347	7	—	7	4,354	—	—
Total commercial	30,649	30	13	43	30,692	3	81
Commercial real estate:
Construction and land development	2,497	1	—	1	2,498	—	—
Term	10,385	18	3	21	10,406	3	13
Total commercial real estate	12,882	19	3	22	12,904	3	13
Consumer:
Home equity credit line	3,275	12	4	16	3,291	—	6
1-4 family residential	7,950	10	20	30	7,980	—	14
Construction and other consumer real estate	1,434	—	—	—	1,434	—	—
Bankcard and other revolving plans	463	2	1	3	466	1	—
Other	149	1	—	1	150	—	—
Total consumer loans	13,271	25	25	50	13,321	1	20
Total	$56,802	$74	$41	$115	$56,917	$7	$114

	December 31, 2022
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$16,331	$24	$22	$46	$16,377	$4	$45
Leasing	386	—	—	—	386	—	—
Owner-occupied	9,344	20	7	27	9,371	1	15
Municipal	4,361	—	—	—	4,361	—	—
Total commercial	30,422	44	29	73	30,495	5	60
Commercial real estate:
Construction and land development	2,511	2	—	2	2,513	—	—
Term	10,179	37	10	47	10,226	—	4
Total commercial real estate	12,690	39	10	49	12,739	—	4
Consumer:
Home equity credit line	3,369	5	3	8	3,377	—	6
1-4 family residential	7,258	9	19	28	7,286	—	16
Construction and other consumer real estate	1,161	—	—	—	1,161	—	—
Bankcard and other revolving plans	467	3	1	4	471	1	—
Other	124	—	—	—	124	—	—
Total consumer loans	12,379	17	23	40	12,419	1	22
Total	$55,491	$100	$62	$162	$55,653	$6	$86
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
There were no loans classified as Doubtful at June 30, 2023 and December 31, 2022.
For consumer loans and for commercial and commercial real estate (“CRE”) loans with commitments greater than $1 million, we generally assign internal risk grades similar to those described previously based on automated rules that depend on refreshed credit scores, payment performance, and other risk indicators. These are generally assigned either a Pass, Special Mention, or Substandard grade, and are reviewed as we identify information that might warrant a grade change.
The following schedule presents the amortized cost basis of loans and leases categorized by year of origination and by credit quality classification as monitored by management. The schedule also summarizes the current period gross charge-offs by year of origination.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	June 30, 2023
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2023	2022	2021	2020	2019	Prior			Total
Commercial:
Commercial and industrial
Pass	$1,442	$2,955	$1,550	$758	$600	$703	$8,039	$177	$16,224
Special Mention	1	3	7	5	1	49	88	1	155
Accruing Substandard	1	37	3	3	33	28	65	2	172
Nonaccrual	5	5	2	2	1	1	52	3	71
Total commercial and industrial	1,449	3,000	1,562	768	635	781	8,244	183	16,622
Gross charge-offs	—	6	5	—	—	—	7	2	20
Leasing
Pass	53	146	58	38	54	31	—	—	380
Special Mention	—	1	1	—	—	—	—	—	2
Accruing Substandard	—	2	—	—	—	4	—	—	6
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	53	149	59	38	54	35	—	—	388
Gross charge-offs	—	—	—	—	—	—	—	—	—
Owner-occupied
Pass	662	2,027	2,077	1,058	761	2,128	199	48	8,960
Special Mention	2	5	66	3	17	13	2	—	108
Accruing Substandard	5	32	51	20	17	102	4	—	231
Nonaccrual	1	—	1	12	3	11	1	—	29
Total owner-occupied	670	2,064	2,195	1,093	798	2,254	206	48	9,328
Gross charge-offs	—	—	—	—	—	—	—	—	—
Municipal
Pass	250	1,188	1,194	688	407	575	4	—	4,306
Special Mention	—	38	—	—	—	—	—	—	38
Accruing Substandard	—	—	6	3	1	—	—	—	10
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	250	1,226	1,200	691	408	575	4	—	4,354
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total commercial	2,422	6,439	5,016	2,590	1,895	3,645	8,454	231	30,692
Total commercial gross charge-offs	—	6	5	—	—	—	7	2	20
Commercial real estate:
Construction and land development
Pass	182	667	667	270	36	3	490	118	2,433
Special Mention	5	—	—	12	—	—	15	—	32
Accruing Substandard	—	10	1	—	22	—	—	—	33
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	187	677	668	282	58	3	505	118	2,498
Gross charge-offs	—	—	—	—	—	—	—	—	—
Term
Pass	876	2,704	1,888	1,673	969	1,639	219	173	10,141
Special Mention	23	17	1	41	2	9	—	—	93
Accruing Substandard	30	23	1	37	27	41	—	—	159
Nonaccrual	—	—	—	—	4	9	—	—	13
Total term	929	2,744	1,890	1,751	1,002	1,698	219	173	10,406
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total commercial real estate	1,116	3,421	2,558	2,033	1,060	1,701	724	291	12,904
Total commercial real estate gross charge-offs	—	—	—	—	—	—	—	—	—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	June 30, 2023
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2023	2022	2021	2020	2019	Prior			Total
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	3,184	93	3,277
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	10	2	12
Total home equity credit line	—	—	—	—	—	—	3,196	95	3,291
Gross charge-offs	—	—	—	—	—	—	—	—	—
1-4 family residential
Pass	651	1,970	1,664	1,011	620	2,025	—	—	7,941
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	2	—	—	2
Nonaccrual	—	—	2	3	4	28	—	—	37
Total 1-4 family residential	651	1,970	1,666	1,014	624	2,055	—	—	7,980
Gross charge-offs	—	—	—	—	—	—	—	—	—
Construction and other consumer real estate
Pass	74	940	372	27	12	9	—	—	1,434
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	74	940	372	27	12	9	—	—	1,434
Gross charge-offs	—	—	—	—	—	—	—	—	—
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	462	2	464
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	—	—	—
Total bankcard and other revolving plans	—	—	—	—	—	—	464	2	466
Gross charge-offs	—	—	—	—	—	—	2	—	2
Other consumer
Pass	61	48	24	8	6	3	—	—	150
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	61	48	24	8	6	3	—	—	150
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total consumer	786	2,958	2,062	1,049	642	2,067	3,660	97	13,321
Total consumer gross charge-offs	—	—	—	—	—	—	2	—	2
Total loans	$4,324	$12,818	$9,636	$5,672	$3,597	$7,413	$12,838	$619	$56,917
Total gross charge-offs	$—	$6	$5	$—	$—	$—	$9	$2	$22

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2022
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2022	2021	2020	2019	2018	Prior			Total
Commercial:
Commercial and industrial
Pass	$3,363	$1,874	$979	$876	$293	$264	$8,054	$182	$15,885
Special Mention	1	2	10	52	1	2	50	—	118
Accruing Substandard	26	7	17	78	30	67	84	2	311
Nonaccrual	—	8	5	11	1	2	32	4	63
Total commercial and industrial	3,390	1,891	1,011	1,017	325	335	8,220	188	16,377
Leasing
Pass	160	71	47	66	18	19	—	—	381
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	5	—	—	5
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	160	71	47	66	18	24	—	—	386
Owner-occupied
Pass	2,157	2,285	1,143	874	654	1,679	187	74	9,053
Special Mention	1	15	5	8	3	16	1	—	49
Accruing Substandard	16	33	48	20	55	64	9	—	245
Nonaccrual	1	1	2	4	5	10	1	—	24
Total owner-occupied	2,175	2,334	1,198	906	717	1,769	198	74	9,371
Municipal
Pass	1,230	1,220	816	441	168	437	8	—	4,320
Special Mention	32	6	—	—	—	—	—	—	38
Accruing Substandard	—	—	—	—	—	3	—	—	3
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	1,262	1,226	816	441	168	440	8	—	4,361
Total commercial	6,987	5,522	3,072	2,430	1,228	2,568	8,426	262	30,495
Commercial real estate:
Construction and land development
Pass	548	671	455	81	2	2	617	96	2,472
Special Mention	1	1	—	—	—	—	—	—	2
Accruing Substandard	17	—	—	22	—	—	—	—	39
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	566	672	455	103	2	2	617	96	2,513
Term
Pass	2,861	2,107	1,686	1,012	666	1,229	276	112	9,949
Special Mention	39	21	11	—	4	1	—	—	76
Accruing Substandard	42	2	34	21	53	35	—	—	187
Nonaccrual	—	—	—	4	1	9	—	—	14
Total term	2,942	2,130	1,731	1,037	724	1,274	276	112	10,226
Total commercial real estate	3,508	2,802	2,186	1,140	726	1,276	893	208	12,739

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2022
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2022	2021	2020	2019	2018	Prior			Total
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	3,265	98	3,363
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	3	—	3
Nonaccrual	—	—	—	—	—	—	8	3	11
Total home equity credit line	—	—	—	—	—	—	3,276	101	3,377
1-4 family residential
Pass	1,913	1,503	1,024	638	381	1,788	—	—	7,247
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	2	—	—	2
Nonaccrual	—	2	2	4	3	26	—	—	37
Total 1-4 family residential	1,913	1,505	1,026	642	384	1,816	—	—	7,286
Construction and other consumer real estate
Pass	583	485	64	19	5	5	—	—	1,161
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	583	485	64	19	5	5	—	—	1,161
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	468	2	470
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	1	—	1
Nonaccrual	—	—	—	—	—	—	—	—	—
Total bankcard and other revolving plans	—	—	—	—	—	—	469	2	471
Other consumer
Pass	68	30	12	8	4	2	—	—	124
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	68	30	12	8	4	2	—	—	124
Total consumer	2,564	2,020	1,102	669	393	1,823	3,745	103	12,419
Total loans	$13,059	$10,344	$6,360	$4,239	$2,347	$5,667	$13,064	$573	$55,653
Loan Modifications
On January 1, 2023, we adopted ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the recognition and measurement of troubled debt restructurings (“TDRs”) and their related disclosures. As a result, we no longer separately measure an allowance for credit losses for TDRs, relying instead on our credit loss estimation models. The adoption of this guidance did not have a material impact on our financial statements.
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
A modified loan on nonaccrual will generally remain on nonaccrual until the borrower has proven the ability to perform under the modified structure for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on nonaccrual. There were no loans to borrowers experiencing financial difficulty that had a payment default during the three and six months ended June 30, 2023, which were still in default at period end, and were within 12 months or less of being modified.
The amortized cost of loans to borrowers experiencing financial difficulty that were modified during the period, by loan class and modification type, is summarized in the following schedule:

	Three Months Ended June 30, 2023
	Amortized cost associated with the following modification types:
(In millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$1	$27	$—	$—	$28	0.2%
Owner-occupied	—	20	—	—	20	0.2
Total commercial	1	47	—	—	48	0.2
Commercial real estate:
Construction and land development	—	18	—	—	18	0.7
Term	—	34	—	—	34	0.3
Total commercial real estate	—	52	—	—	52	0.4
Consumer:
1-4 family residential	—	—	1	1	2	—
Bankcard and other revolving plans	—	1	—	—	1	0.2
Total consumer loans	—	1	1	1	3	—
Total	$1	$100	$1	$1	$103	0.2%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2023
	Amortized cost associated with the following modification types:
(In millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$1	$42	$—	$—	$43	0.3%
Owner-occupied	4	22	—	—	26	0.3
Total commercial	5	64	—	—	69	0.2
Commercial real estate:
Construction and land development	—	18	—	—	18	0.7
Term	—	58	—	—	58	0.6
Total commercial real estate	—	76	—	—	76	0.6
Consumer:
1-4 family residential	—	—	1	1	2	—
Bankcard and other revolving plans	—	1	—	—	1	0.2
Total consumer loans	—	1	1	1	3	—
Total	$5	$141	$1	$1	$148	0.3%
1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $10 million at June 30, 2023.
3 Amounts less than 0.05% are rounded to zero.
The financial impact of loan modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023, is summarized in the following schedule:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
(In millions)	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)
Commercial:
Commercial and industrial	1.0%	8	1.0%	9
Owner-occupied	—	7	4.4	7
Total commercial	1.0	8	3.7	8
Commercial real estate:
Construction and land development	—	6	—	6
Term	—	18	—	17
Total commercial real estate	—	14	—	15
Consumer: [1]
1-4 family residential	1.3	110	1.3	110
Bankcard and other revolving plans	—	65	—	61
Total consumer loans	1.3	87	1.3	87
Total weighted average financial impact	1.1%	12	3.4%	13
1 Primarily relates to one loan within each consumer loan class.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Loan modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023, resulted in $1 million of principal forgiveness for the total loan portfolio for both periods.
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after January 1, 2023 (the date we adopted ASU 2022-02) through June 30, 2023, presented by portfolio segment and loan class.

	June 30, 2023
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total amortized cost of loans
Commercial:
Commercial and industrial	$40	$3	$—	$3	$43
Owner-occupied	25	—	1	1	26
Total commercial	65	3	1	4	69
Commercial real estate:
Construction and land development	18	—	—	—	18
Term	58	—	—	—	58
Total commercial real estate	76	—	—	—	76
Consumer:
1-4 family residential	2	—	—	—	2
Bankcard and other revolving plans	1	—	—	—	1
Total consumer loans	3	—	—	—	3
Total	$144	$3	$1	$4	$148
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
Unfunded lending commitments related to TDRs totaled $7 million at December 31, 2022.
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
Collateral-Dependent Loans
When a loan is individually evaluated for expected credit losses, we estimate a specific reserve for the loan based on (1) the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, (2) the observable market price of the loan, or (3) the fair value of the loan’s underlying collateral.
Select information on loans for which the borrower is experiencing financial difficulties and repayment is expected to be provided substantially through the operation or sale of the underlying collateral, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

	June 30, 2023
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Commercial and industrial	$10	Accounts Receivable	81%
Owner-occupied	12	Hospital	29%
Commercial real estate:
Term	3	Hotel, Multi-family	89%
Total	$25

	December 31, 2022
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Owner-occupied	$2	Land, Warehouse	29%
Commercial real estate:
Term	1	Multi-family	55%
Consumer:
Home equity credit line	1	Single family residential	13%
1-4 family residential	3	Single family residential	41%
Total	$7
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
At June 30, 2023 and December 31, 2022, we did not have any foreclosed residential real estate property. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure was $8 million and $10 million for the same periods, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Accounting
Our primary objective for using derivatives is to manage interest rate risk. We use derivatives to stabilize forecasted interest income from variable-rate assets and to modify the coupon or the duration of fixed-rate financial assets or liabilities. We also assist clients with their risk management needs through the use of derivatives. Cash receipts and payments from derivatives designated in qualifying hedging relationships are classified in the same category as the cash flows from the items being hedged in the statement of cash flows, and cash flows from undesignated derivatives are classified as operating activities. For a more detailed discussion of the use of and accounting policies regarding derivative instruments, see Note 7 of our 2022 Form 10-K.
Fair Value Hedges of Liabilities – During the second quarter of 2023, we terminated our remaining receive-fixed interest rate swap with a notional amount of $500 million that had been designated in a qualifying fair value hedge relationship of fixed-rate debt. The receive-fixed interest rate swap effectively converted the interest on our fixed-rate debt to floating until it was terminated. Prior to termination, changes in the fair value of derivatives designated as fair value hedges of debt were offset by changes in the fair value of the hedged debt instruments as shown in the schedules on the following pages. The unamortized hedge basis adjustments resulting from the terminated hedging relationship will be amortized over the remaining life of the fixed-rate debt.
Fair Value Hedges of Assets – During the second quarter of 2023, we entered into new fair value hedges of a defined portfolio of AFS securities using pay-fixed, receive-floating swaps with an aggregate notional amount of $2.5 billion that are designated as hedges under the portfolio layer method described in ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. In July 2023, we entered into additional pay-fixed swaps with an aggregate notional amount of $1 billion that were designated as fair value hedges of a defined portfolio of fixed-rate commercial loans.
At June 30, 2023, we also had pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $1.1 billion designated as fair value hedges of specifically identified AFS securities. Fair value hedges of fixed-rate AFS securities effectively convert the fixed interest income to a floating rate on the hedged portion of the securities. Changes in fair value of derivatives designated as fair value hedges of fixed-rate AFS securities were largely offset by changes in the value of the hedged securities, as shown in the schedules on the following pages.
Cash Flow Hedges – At June 30, 2023, we had receive-fixed interest rate swaps with an aggregate notional amount of $2.9 billion designated as cash flow hedges of pools of floating-rate commercial loans. During the second quarter of 2023, we terminated cash flow hedging relationships with an aggregate notional amount of $2.8 billion. At June 30, 2023, there was $222 million of losses deferred in AOCI related to terminated cash flow hedges that are expected to be fully amortized by October 2027. Changes in the fair value of qualifying cash flow hedges during the quarter were recorded in AOCI as shown in the schedule below. The amounts deferred in AOCI are reclassified into earnings in the periods in which the hedged interest receipts occur (i.e., when the hedged forecasted transactions affect earnings).
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. For more information on how we incorporate counterparty credit risk in derivative valuations, see Note 3 of our 2022 Form 10-K. For additional discussion of collateral and the associated credit risk related to our derivative contracts, see Note 7 of our 2022 Form 10-K.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit risk-related feature were triggered, such as a downgrade of our credit rating. In past situations, not all counterparties have demanded that additional collateral be pledged when provided for by the contractual terms. At June 30, 2023, the fair value of our derivative liabilities was $409 million, for which we were required to pledge

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
cash collateral of $2 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s (“S&P”) or Moody’s at June 30, 2023, there would likely be no additional collateral required to be pledged.
Derivative Amounts
The following schedule presents information regarding notional amounts and recorded gross fair values at June 30, 2023 and December 31, 2022, and the related gain (loss) of derivative instruments.

	June 30, 2023			December 31, 2022
	Notional amount [1]	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets:
Receive-fixed interest rate swaps	$2,850	$—	$—	$7,633	$—	$1
Cash flow hedges of floating-rate liabilities:
Pay-fixed interest rate swaps	500	—	—	—	—	—
Fair value hedges:
Debt hedges: Receive-fixed interest rate swaps	—	—	—	500	—	—
Asset hedges: Pay-fixed interest rate swaps	3,572	80	—	1,228	84	—
Total derivatives designated as hedging instruments	6,922	80	—	9,361	84	1
Derivatives not designated as hedging instruments:
Customer interest rate derivatives [2]	13,726	406	407	13,670	296	443
Other interest rate derivatives	3,576	2	—	862	—	—
Foreign exchange derivatives	216	2	2	605	6	7
Purchased credit derivatives	18	1	—	—	—	—
Total derivatives not designated as hedging instruments	17,536	411	409	15,137	302	450
Total derivatives	$24,458	$491	$409	$24,498	$386	$451
1 Centrally cleared swaps originally indexed to London Interbank Offered Rate (“LIBOR”) were divided into short-dated, LIBOR-indexed spot starting swaps and forward starting Secured Overnight Financing Rate (“SOFR”) swaps when the clearing houses transitioned to SOFR. The LIBOR-indexed swaps will fully mature in the third quarter of 2023. The notional amounts above reflect the economic substance of our derivatives and do not include the duplicate notional amounts during the transition period.
2 Customer interest rate derivatives include both customer-facing derivative as well as offsetting derivatives facing other dealer banks. The fair value of these derivatives include a net credit valuation adjustment (“CVA”) of $10 million, reducing the fair value of the liability at June 30, 2023, and $13 million, reducing the fair value of the liability at December 31, 2022.
The amount of derivative gains (losses) from cash flow and fair value hedges that were deferred in other comprehensive income (“OCI”) or recognized in earnings for the three and six months ended June 30, 2023 and 2022 is presented in the schedules below.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended June 30, 2023
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges of floating-rate assets:[1]
Purchased interest rate floors	$—	$—	$—
Received-fixed interest rate swaps	(21)	(41)	—
Cash flow hedges of floating-rate liabilities:
Pay-fixed interest rate swaps	11	1	—
Fair value hedges:
Debt hedges: Receive-fixed interest rate swaps	—	—	(8)
Basis amortization on terminated hedges[2]	—		(1)
Asset hedges: Pay-Fixed interest rate swaps	—	—	9
Basis amortization on terminated asset hedges[3]	—	—	—
Total derivatives designated as hedging instruments	$(10)	$(40)	$—

	Six Months Ended June 30, 2023
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$—	$—
Received-fixed interest rate swaps	17	(90)	—
Cash flow hedges of floating-rate liabilities:
Pay-fixed interest rate swaps	11	1	—
Fair value hedges:
Debt hedges: Receive-fixed interest rate swaps	—	—	(5)
Basis amortization on terminated debt hedges [2]	—	—	(1)
Asset hedges: Pay-fixed interest rate swaps	—	—	16
Basis amortization on terminated asset hedges [3]	—	—	—
Total derivatives designated as hedging instruments	$28	$(89)	$10

	Three Months Ended June 30, 2022
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$—	$—
Interest rate swaps	(66)	6	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	1
Basis amortization on terminated hedges[2]	—	—	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	(1)
Basis amortization on terminated hedges [2]	—	—	—
Total derivatives designated as hedging instruments	$(66)	$6	$—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2022
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$2	$—
Interest rate swaps	(244)	17	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	3
Basis amortization on terminated hedges [2,3]	—	—	1
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	(2)
Basis amortization on terminated hedges [2,3]	—	—	—
Total derivatives designated as hedging instruments	$(244)	$19	$2
1 For the 12 months following June 30, 2023, we estimate that $106 million of losses will be reclassified from AOCI into interest income, compared with an estimate of $94 million of losses at June 30, 2022.
2 At June 30, 2023, the total cumulative unamortized basis adjustment for terminated fair value hedges of debt was $50 million. We did not have any cumulative unamortized basis adjustment for terminated hedges of debt at June 30, 2022. We had $3 million and $7 million of cumulative unamortized basis adjustments from terminated fair value hedges of assets at June 30, 2023 and 2022, respectively.
The amount of gains (losses) recognized from derivatives not designated as accounting hedges is summarized as follows:

	Other Noninterest Income/(Expense)
(In millions)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	$10	$11	$17	$30
Other interest rate derivatives	3	3	(1)	—
Foreign exchange derivatives	7	15	8	14
Purchased credit derivatives	$(1)	$(1)	$—	$—
Total derivatives not designated as hedging instruments	$19	$28	$24	$44
The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented.

	Gain/(loss) recorded in income
	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(In millions)	Derivatives [2]	Hedged items	Total income statement impact	Derivatives [2]	Hedged items	Total income statement impact

Debt: Receive-fixed interest rate swaps [1,2]	$2	$(2)	$—	$(18)	$18	$—
Assets: Pay-fixed interest rate swaps [1,2]	66	(67)	(1)	97	(97)	—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Gain/(loss) recorded in income
	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(In millions)	Derivatives [2]	Hedged items	Total income statement impact	Derivatives [2]	Hedged items	Total income statement impact

Debt: Receive-fixed interest rate swaps [1,2]	$14	$(14)	$—	$(50)	$50	$—
Assets: Pay-fixed interest rate swaps [1,2]	26	(27)	(1)	150	(150)	—
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
The following schedule provides information regarding basis adjustments for hedged items.

	Par value of hedged assets/(liabilities)		Carrying amount of the hedged assets/(liabilities) [1]		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item
(In millions)	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022

Long-term fixed-rate debt [2]	$—	$(500)	$—	$(435)	$—	$65
Fixed-rate assets [3]	11,129	1,228	10,898	962	(231)	(266)
1 Carrying amounts exclude (1) issuance and purchase discounts or premiums, (2) unamortized issuance and acquisition costs, and (3) amounts related to terminated fair value hedges.
2 We terminated the remaining fair value hedge of debt during the second quarter of 2023. The remaining hedge basis adjustments will be amortized over the life of the associated debt.
3 These amounts include the amortized cost basis of defined portfolios of AFS securities used to designate hedging relationships in which the hedged item is the stated amount of assets in the defined portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2023, the amortized cost basis of the defined portfolios used in these hedging relationships was $10.1 billion; the cumulative basis adjustment associated with these hedging relationships was $36.8 million; and the notional amounts of the designated hedging instruments were $2.5 billion.
8. LEASES
We have operating and finance leases for branches, corporate offices, and data centers. At June 30, 2023, we had 412 branches, of which 277 are owned and 135 are leased. We lease our headquarters in Salt Lake City, Utah. The remaining maturities of our lease commitments range from the year 2023 to 2062, and some lease arrangements include options to extend or terminate the leases.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents ROU assets and lease liabilities with associated weighted average remaining life and discount rate.

(Dollar amounts in millions)	June 30, 2023	December 31, 2022
Operating leases
ROU assets, net of amortization	$170	$173
Lease liabilities	195	198
Finance leases
ROU assets, net of amortization	3	4
Lease liabilities	4	4
Weighted average remaining lease term (years)
Operating leases	8.6	8.4
Finance leases	16.9	17.4
Weighted average discount rate
Operating leases	3.1%	2.9%
Finance leases	3.1%	3.1%
Additional information related to lease expense is presented in the following schedule.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Lease expense:
Operating lease expense	$11	$12	$22	$24
Other expenses associated with operating leases [1]	16	12	30	24
Total lease expense	$27	$24	$52	$48

Related cash disbursements from operating leases	$12	$12	$24	$25
1 Other expenses primarily include property taxes and building and property maintenance.
The following schedule presents the total contractual undiscounted lease payments for operating lease liabilities by expected due date for each of the next five years.

(In millions)	Total undiscounted lease payments

2023 [1]	$24
2024	40
2025	32
2026	27
2027	18
Thereafter	87
Total	$228
1 Contractual maturities for the six months remaining in 2023.
We enter into certain lease agreements where we are the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which we occupy portions of the building. Operating lease income was $4 million and $3 million for the second quarter of 2023 and 2022, respectively, and $8 million and $7 million for the first six months of 2023 and 2022, respectively.
We originated equipment leases, considered to be sales-type leases or direct financing leases, totaling $388 million and $386 million at June 30, 2023 and December 31, 2022, respectively. We recorded income of $4 million and $3 million on these leases for the second quarter of 2023 and 2022, respectively, and $8 million and $6 million for the first six months of 2023 and 2022, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
9. LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
The long-term debt carrying values presented in the consolidated balance sheet represent the par value of the debt, adjusted for any unamortized premium or discount, unamortized debt issuance costs, and basis adjustments for interest rate swaps designated as fair value hedges. The following schedule presents the components of our long-term debt.
LONG-TERM DEBT

(In millions)	June 30, 2023	December 31, 2022

Subordinated notes [1]	$534	$519
Senior notes	—	128
Finance lease obligations	4	4
Total	$538	$651
1 The change in the subordinated notes balance is primarily due to a fair value hedge accounting adjustment. See also Note 7.
The decrease in long-term debt was primarily due to the redemption of $128 million, 4.50% matured senior notes during the second quarter of 2023.
Shareholders' Equity
Our common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. At June 30, 2023, there were 148.1 million shares of $0.001 par value common stock outstanding. Common stock and additional paid-in capital decreased $32 million, or 2%, to $1.7 billion at June 30, 2023, from December 31, 2022, primarily due to common stock repurchases during the first quarter of 2023. As the macroeconomic environment remained uncertain, we did not repurchase common shares during the second quarter of 2023, nor do we expect to repurchase common shares during the third quarter of 2023.
AOCI was a $2.9 billion loss at June 30, 2023. The following schedule presents the changes in AOCI by component.

(In millions)	Net unrealized gains/(losses) on investment securities	Net unrealized gains/(losses) on derivatives and other	Pension and post-retirement	Total
Six Months Ended June 30, 2023
Balance at December 31, 2022	$(2,800)	$(311)	$(1)	$(3,112)
OCI before reclassifications, net of tax [1]	94	21	—	115
Amounts reclassified from AOCI, net of tax	—	67	—	67
Other comprehensive income	94	88	—	182
Balance at June 30, 2023	$(2,706)	$(223)	$(1)	$(2,930)
Income tax expense included in OCI	$31	$28	$—	$59
Six Months Ended June 30, 2022
Balance at December 31, 2021	$(78)	$—	$(2)	$(80)
OCI (loss) before reclassifications, net of tax	(1,820)	(185)	—	(2,005)
Amounts reclassified from AOCI, net of tax	—	(15)	—	(15)
Other comprehensive loss	(1,820)	(200)	—	(2,020)
Balance at June 30, 2022	$(1,898)	$(200)	$(2)	$(2,100)
Income tax benefit included in OCI (loss)	$(590)	$(65)	$—	$(655)
1 For the six months ended June 30, 2023, the OCI related to net unrealized gains/(losses) on investment securities reflected a $9 million decline in the fair value of fixed-rate AFS securities as a result of higher interest rates, offset by a $103 million increase in amortization of the discount on the securities transferred from AFS to HTM during the fourth quarter of 2022.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Amounts reclassified from AOCI [1]				Statement of income (SI)
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Details about AOCI components	2023	2022	2023	2022		Affected line item

Net unrealized gains (losses) on derivative instruments	$(40)	$6	$(89)	$20	SI	Interest and fees on loans
Less: Income tax expense (benefit)	(10)	2	(22)	5
Amounts reclassified from AOCI	$(30)	$4	$(67)	$15
1 Positive reclassification amounts indicate increases to earnings in the income statement.
10. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES
Commitments and Guarantees
The following schedule presents the contractual amounts related to off-balance sheet financial instruments used to meet the financing needs of our customers.

(In millions)	June 30, 2023	December 31, 2022

Unfunded lending commitments [1]	$29,731	$29,628
Standby letters of credit:
Financial	579	667
Performance	178	184
Commercial letters of credit	36	11
Mortgage-backed security purchase agreements [2]	51	23
Total unfunded commitments	$30,575	$30,513
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
At June 30, 2023, we were subject to the following material litigation or governmental inquiries:
•Two civil cases, Lifescan Inc. and Johnson & Johnson Health Care Services v. Jeffrey Smith, et. al., brought against us in the United States District Court for the District of New Jersey in December 2017, and Roche Diagnostics and Roche Diabetes Care Inc. v. Jeffrey C. Smith, et. al., brought against us in the United States District Court for the District of New Jersey in March 2019. In these cases, certain manufacturers and distributors of medical products seek to hold us liable for allegedly fraudulent practices of a borrower of the Bank who filed for bankruptcy protection in 2017. The cases are in discovery phases. Trial has not been scheduled in either case.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•Sipple v. Zions Bancorporation, N.A., brought against us in the District Court of Clark County, Nevada in February 2021 with respect to foreign transaction fees. This case is in the early discovery phase and trial has not been scheduled.
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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available at June 30, 2023, we estimated that the aggregate range of reasonably possible losses for those matters to be from zero to approximately $5 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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
11. REVENUE RECOGNITION
We derive our revenue primarily from interest income on loans and securities, which represented approximately 80% of our total revenue in the second quarter of 2023. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. For more information about our revenue recognition from contracts, see Note 17 of our 2022 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Disaggregation of Revenue
The schedule below presents net revenue by our operating business segments for the three months ended June 30, 2023 and 2022.

	Zions Bank		CB&T		Amegy
(In millions)	2023	2022	2023	2022	2023	2022

Commercial account fees	$14	$12	$8	$7	$14	$11
Card fees	13	14	5	5	8	8
Retail and business banking fees	5	6	3	3	4	4
Capital markets fees	—	—	—	—	—	—
Wealth management fees	6	6	1	1	4	4
Other customer-related fees	2	2	2	2	2	2
Total noninterest income from contracts with customers (ASC 606)	40	40	19	18	32	29
Other noninterest income (non-ASC 606 customer-related)	6	6	14	8	8	13
Total customer-related noninterest income	46	46	33	26	40	42
Other noncustomer-related noninterest income	3	3	2	1	15	—
Total noninterest income	49	49	35	27	55	42
Net interest income	178	170	152	142	116	120
Total net revenue	$227	$219	$187	$169	$171	$162

	NBAZ		NSB		Vectra
(In millions)	2023	2022	2023	2022	2023	2022

Commercial account fees	$2	$2	$3	$2	$2	$2
Card fees	4	4	4	4	2	2
Retail and business banking fees	2	2	3	3	1	1
Capital markets fees	—	—	—	—	—	—
Wealth management fees	1	1	1	1	1	—
Other customer-related fees	—	—	—	—	1	1
Total noninterest income from contracts with customers (ASC 606)	9	9	11	10	7	6
Other noninterest income (non-ASC 606 customer-related)	1	1	—	2	—	2
Total customer-related noninterest income	10	10	11	12	7	8
Other noncustomer-related noninterest income	1	1	—	—	—	—
Total noninterest income	11	11	11	12	7	8
Net interest income	64	55	49	39	38	35
Total net revenue	$75	$66	$60	$51	$45	$43

	TCBW		Other		Consolidated Bank
(In millions)	2023	2022	2023	2022	2023	2022

Commercial account fees	$1	$1	$1	$—	$45	$37
Card fees	1	1	—	(2)	37	36
Retail and business banking fees	—	—	(2)	1	16	20
Capital markets fees	—	—	1	1	1	1
Wealth management fees	—	—	—	—	14	13
Other customer-related fees	—	—	8	9	15	16
Total noninterest income from contracts with customers (ASC 606)	2	2	8	9	128	123
Other noninterest income (non-ASC 606 customer-related)	—	—	5	(1)	34	31
Total customer-related noninterest income	2	2	13	8	162	154
Other noncustomer-related noninterest income	—	—	6	13	27	18
Total noninterest income	2	2	19	21	189	172
Net interest income	15	15	(21)	17	591	593
Total net revenue	$17	$17	$(2)	$38	$780	$765

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The schedule below presents net revenue by our operating business segments for the six months ended June 30, 2023 and 2022.

	Zions Bank		CB&T		Amegy
(In millions)	2023	2022	2023	2022	2023	2022

Commercial account fees	$28	$27	$15	$14	$28	$22
Card fees	26	27	10	10	16	16
Retail and business banking fees	9	12	6	6	7	8
Capital markets fees	—	—	—	—	—	—
Wealth management fees	12	11	2	2	8	8
Other customer-related fees	4	4	4	3	3	3
Total noninterest income from contracts with customers (ASC 606)	79	81	37	35	62	57
Other noninterest income (non-ASC 606 customer-related)	13	11	19	14	17	22
Total customer-related noninterest income	92	92	56	49	79	79
Other noncustomer-related noninterest income	7	3	3	2	17	—
Total noninterest income	99	95	59	51	96	79
Net interest income	363	326	311	271	240	232
Total net revenue	$462	$421	$370	$322	$336	$311

	NBAZ		NSB		Vectra
(In millions)	2023	2022	2023	2022	2023	2022

Commercial account fees	$5	$4	$7	$6	$3	$4
Card fees	7	7	8	7	4	4
Retail and business banking fees	4	5	5	6	2	2
Capital markets fees	—	—	—	—	—	—
Wealth management fees	2	2	3	2	1	1
Other customer-related fees	1	1	—	—	2	1
Total noninterest income from contracts with customers (ASC 606)	19	19	23	21	12	12
Other noninterest income (non-ASC 606 customer-related)	1	3	—	4	1	4
Total customer-related noninterest income	20	22	23	25	13	16
Other noncustomer-related noninterest income	1	1	—	—	—	—
Total noninterest income	21	23	23	25	13	16
Net interest income	129	106	99	77	79	68
Total net revenue	$150	$129	$122	$102	$92	$84

	TCBW		Other		Consolidated Bank
(In millions)	2023	2022	2023	2022	2023	2022

Commercial account fees	$1	$1	$1	$—	$88	$78
Card fees	1	1	—	—	72	72
Retail and business banking fees	—	—	(1)	1	32	40
Capital markets fees	—	—	2	2	2	2
Wealth management fees	—	—	(1)	—	27	26
Other customer-related fees	1	—	15	18	30	30
Total noninterest income from contracts with customers (ASC 606)	3	2	16	21	251	248
Other noninterest income (non-ASC 606 customer-related)	—	1	11	(2)	62	57
Total customer-related noninterest income	3	3	27	19	313	305
Other noncustomer-related noninterest income	—	—	8	3	36	9
Total noninterest income	3	3	35	22	349	314
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	31	28	18	29	1,270	1,137
Total net revenue	$34	$31	$53	$51	$1,619	$1,451

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in “Other assets” on the consolidated balance sheet. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is generally not significant.
12. INCOME TAXES
The effective income tax rate was 22.6% for the second quarter of 2023, compared with 21.9% for the second quarter of 2022. The effective tax rates for the first six months of 2023 and 2022 were 25.4% and 21.2%, respectively. The tax rates during both periods were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance (“BOLI”), and were increased by the non-deductibility of Federal Deposit Insurance Corporation (“FDIC”) premiums, certain executive compensation plans, and other fringe benefits. The tax rate for the first six months of 2023 was higher relative to the same prior year period, primarily as a result of a discrete item that affected the reserve for uncertain tax positions during the first quarter of 2023.
At both June 30, 2023 and December 31, 2022, we had a net deferred tax asset (“DTA”) totaling $1.1 billion. On the consolidated balance sheet, the net DTA is included in “Other assets.”
We evaluate DTAs on a regular basis to determine whether a valuation allowance is required. In conducting this evaluation, we consider all available evidence, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. This evaluation includes, but is not limited to, the following:
•Future reversals of existing deferred tax liabilities (“DTLs”) — These DTLs have a reversal pattern generally consistent with DTAs and are used to realize the DTAs.
•Tax planning strategies — We have considered prudent and feasible tax planning strategies that we would implement to preserve the value of the DTAs, if necessary.
•Future projected taxable income — We expect future taxable income will offset the reversal of remaining net DTAs.
Based on this evaluation, we concluded that a valuation allowance was not required at both June 30, 2023 and December 31, 2022.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
13. NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except shares and per share amounts)	2023	2022	2023	2022
Basic:
Net income	$175	$203	$379	$406
Less common and preferred dividends	70	66	138	132
Undistributed earnings	105	137	241	274
Less undistributed earnings applicable to nonvested shares	1	1	2	2
Undistributed earnings applicable to common shares	104	136	239	272
Distributed earnings applicable to common shares	61	57	121	115
Total earnings applicable to common shares	$165	$193	$360	$387
Weighted average common shares outstanding (in thousands)	147,692	150,635	147,852	150,958
Net earnings per common share	$1.11	$1.29	$2.44	$2.56
Diluted:
Total earnings applicable to common shares	$165	$193	$360	$387
Weighted average common shares outstanding (in thousands)	147,692	150,635	147,852	150,958
Dilutive effect of stock options (in thousands)	4	203	13	306
Weighted average diluted common shares outstanding (in thousands)	147,696	150,838	147,865	151,264
Net earnings per common share	$1.11	$1.29	$2.44	$2.56
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022

Restricted stock and restricted stock units	1,421	1,251	1,378	1,289
Stock options	1,449	200	1,381	155
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
At June 30, 2023, Zions Bank operated 95 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. CB&T operated 77 branches in California. Amegy operated 75 branches in Texas. NBAZ operated 56 branches in

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Arizona. NSB operated 46 branches in Nevada. Vectra operated 33 branches in Colorado and one branch in New Mexico. TCBW operated two branches in Washington and one branch in Oregon.
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
The following schedule presents selected operating segment information for the three months ended June 30, 2023 and 2022:

	Zions Bank		CB&T		Amegy
(In millions)	2023	2022	2023	2022	2023	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$178	$170	$152	$142	$116	$120
Provision for credit losses	7	1	15	16	12	5
Net interest income after provision for credit losses	171	169	137	126	104	115
Noninterest income	49	49	35	27	55	42
Noninterest expense	138	125	94	84	100	88
Income (loss) before income taxes	$82	$93	$78	$69	$59	$69
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$14,250	$13,120	$14,152	$12,895	$12,880	$11,934
Total average deposits	19,191	25,035	13,333	16,663	11,873	16,253

	NBAZ		NSB		Vectra
(In millions)	2023	2022	2023	2022	2023	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$64	$55	$49	$39	$38	$35
Provision for credit losses	4	6	7	3	2	10
Net interest income after provision for credit losses	60	49	42	36	36	25
Noninterest income	11	11	11	12	7	8
Noninterest expense	45	42	42	37	34	30
Income (loss) before income taxes	$26	$18	$11	$11	$9	$3
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,243	$4,888	$3,427	$2,914	$3,998	$3,527
Total average deposits	6,873	8,447	6,630	7,546	3,271	4,189

	TCBW		Other		Consolidated Bank
(In millions)	2023	2022	2023	2022	2023	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$15	$15	$(21)	$17	$591	$593
Provision for credit losses	—	1	(1)	(1)	46	41
Net interest income after provision for credit losses	15	14	(20)	18	545	552
Noninterest income	2	2	19	21	189	172
Noninterest expense	6	6	49	52	508	464
Income (loss) before income taxes	$11	$10	$(50)	$(13)	$226	$260
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,689	$1,579	$1,040	$927	$56,679	$51,784
Total average deposits	1,099	1,547	7,379	1,207	69,649	80,887

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information for the six months ended June 30, 2023 and 2022:

	Zions Bank		CB&T		Amegy
(In millions)	2023	2022	2023	2022	2023	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$363	$326	$311	$271	$240	$232
Provision for credit losses	31	—	15	22	23	(22)
Net interest income after provision for credit losses	332	326	296	249	217	254
Noninterest income	99	95	59	51	96	79
Noninterest expense	273	248	186	168	198	175
Income (loss) before income taxes	$158	$173	$169	$132	$115	$158
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$14,115	$12,969	$14,084	$12,870	$12,862	$11,865
Total average deposits	20,067	25,574	13,985	16,566	12,576	16,333

	NBAZ		NSB		Vectra
(In millions)	2023	2022	2023	2022	2023	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$129	$106	$99	$77	$79	$68
Provision for credit losses	4	2	11	—	6	6
Net interest income after provision for credit losses	125	104	88	77	73	62
Noninterest income	21	23	23	25	13	16
Noninterest expense	92	82	82	74	67	59
Income (loss) before income taxes	$54	$45	$29	$28	$19	$19
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,197	$4,831	$3,377	$2,866	$3,990	$3,463
Total average deposits	7,025	8,201	6,800	7,492	3,488	4,243

	TCBW		Other		Consolidated Bank
(In millions)	2023	2022	2023	2022	2023	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$31	$28	$18	$29	$1,270	$1,137
Provision for credit losses	2	1	(1)	(1)	91	8
Net interest income after provision for credit losses	29	27	19	30	1,179	1,129
Noninterest income	3	3	35	22	349	314
Noninterest expense	13	12	109	110	1,020	928
Income (loss) before income taxes	$19	$18	$(55)	$(58)	$508	$515
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,700	$1,585	$1,092	$911	$56,417	$51,360
Total average deposits	1,240	1,564	4,720	1,271	69,901	81,244
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2023. There were no changes in our internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our primary source of liquidity is deposits from our customers, which may be impacted by market-related forces such as increased competition for these deposits and a variety of other factors. Deposits across the banking industry have been fluctuating in recent quarters in large part due to the increased interest rate environment and prominent bank failures. We, like many other banks, experienced some deposit outflows as customers spread deposits among several different banks to maximize their amount of FDIC insurance, moved deposits to institutions offering higher rates or banks deemed “too big to fail,” or removed deposits from the U.S. financial system entirely. Although our deposit levels have stabilized during the most recent quarter, our cost of funds has increased, and the potential for greater volatility remains, particularly if there is negative news surrounding us or perceived risks regarding our safety and soundness. If we are unable to continue to fund assets through customer bank deposits or access funding sources on favorable terms, or if we suffer an increase in borrowing costs or FDIC insurance assessments, or otherwise fail to manage liquidity effectively, our liquidity, operating margins, financial condition, and results of operations may be materially and adversely affected.
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
The soundness and stability of many financial institutions may be closely interrelated as a result of credit, trading, clearing, or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses, or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms, and exchanges, with which we interact on a daily basis, and therefore, could adversely affect us. This phenomenon has been evident in the recent events affecting the banking industry, as financial institutions, like us, have been impacted by concerns regarding the soundness or creditworthiness of other financial institutions. This has caused substantial and cascading disruption within the financial markets, increased expenses, and adversely impacted the market price and volatility of our common stock.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 6. EXHIBITS
a.Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in Inline XBRL (i) the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) the Consolidated Statements of Income for the three months ended June 30, 2023 and June 30, 2022 and the six months ended June 30, 2023 and June 30, 2022, (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2023 and June 30, 2022 and the six months ended June 30, 2023 and June 30, 2022, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended June 30, 2023 and June 30, 2022 and the six months ended June 30, 2023 and June 30, 2022, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and June 30, 2022, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.
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
Date: August 4, 2023