Form 10-Q
period 2023-09-30
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2023-11-03
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
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
Number of common shares outstanding at October 31, 2023                        148,148,799 shares

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	HECL	Home Equity Credit Line
AFS	Available-for-Sale	HTM	Held-to-Maturity
ALLL	Allowance for Loan and Lease Losses	IPO	Initial Public Offering
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	LIHTC	Low-income Housing Tax Credit
AOCI	Accumulated Other Comprehensive Income or Loss	Municipalities	State and Local Governments
ASC	Accounting Standards Codification	NAICS	North American Industry Classification System
ASU	Accounting Standards Update	NASDAQ	National Association of Securities Dealers Automated Quotations
BOLI	Bank-Owned Life Insurance	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
bps	Basis Points	NIM	Net Interest Margin
BTFP	Bank Term Funding Program	NM	Not Meaningful
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
CECL	Current Expected Credit Loss	OCC	Office of the Comptroller of the Currency
CLTV	Combined Loan-to-Value Ratio	OCI	Other Comprehensive Income or Loss
CRE	Commercial Real Estate	OREO	Other Real Estate Owned
CVA	Credit Valuation Adjustment	PAM	Proportional Amortization Method
DTA	Deferred Tax Asset	PEI	Private Equity Investment
DTL	Deferred Tax Liability	PPNR	Pre-provision Net Revenue
EaR	Earnings at Risk	PPP	Paycheck Protection Program
EPS	Earnings per Share	ROU	Right-of-Use
EVE	Economic Value of Equity	RULC	Reserve for Unfunded Lending Commitments
FASB	Financial Accounting Standards Board	S&P	Standard & Poor's
FDIC	Federal Deposit Insurance Corporation	SBA	U.S. Small Business Administration
FHLB	Federal Home Loan Bank	SBIC	Small Business Investment Company
FICO	Fair Isaac Corporation	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
FRB	Federal Reserve Board	TDR	Troubled Debt Restructuring
FTP	Funds Transfer Pricing	U.S.	United States
GAAP	Generally Accepted Accounting Principles	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
GCF	General Collateral Funding	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association

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
•Protracted congressional negotiations and political stalemates regarding government funding and other issues that increase the possibility of government shutdowns or other economic disruptions;
•Changes in general industry, political and economic conditions, including continued elevated inflation, economic slowdown or recession, or other economic challenges; changes in interest and reference rates which could adversely affect our revenue and expenses, the value of assets and obligations, and the availability and cost of capital and liquidity; deterioration in economic conditions that may result in increased loan and leases losses;
•Securities and capital markets behavior, including volatility and changes in market liquidity and our ability to raise capital;
•The impact of bank failures or adverse developments at other banks on general investor sentiment regarding the stability and liquidity of banks;
•The possibility that our recorded goodwill could become impaired, which may have an adverse impact on our earnings and capital;
•Competitive pressures and other factors that may affect aspects of our business, such as pricing and demand for our products and services, our ability to recruit and retain talent, and the impact of digital commerce, artificial intelligence, and other innovations affecting the banking industry;
•Our ability to complete projects and initiatives and execute on our strategic plans, manage our risks, control compensation and other expenses, and achieve our business objectives;
•Our ability to provide adequate oversight of our suppliers or prevent inadequate performance by third parties upon whom we rely for the delivery of various products and services;

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•Our ability to develop and maintain technology, information security systems and controls designed to guard against fraud, cybersecurity, and privacy risks;
•Adverse media and other expressions of negative public opinion whether directed at us, other banks, the banking industry, or otherwise that may adversely affect our reputation and that of the banking industry generally;
•The effects of pandemics and other health emergencies that may affect our business, employees, customers, and communities;
•The effects of wars and geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine and the escalating events in the Middle East, and other local, national, or international disasters, crises, or conflicts that may occur in the future;
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
KEY STRATEGIC ACTIONS
During the first nine months of 2023, the banking industry experienced significant changes in market conditions, including a higher interest rate environment and fluctuations in deposit levels. As a result, we continued to manage the associated risks through the following strategic actions:
•Generated customer deposit growth through a combination of competitive interest rates and expanded utilization of reciprocal deposit programs, including the recapture of off-balance sheet deposits;
•Actively managed the balance sheet through a mix change toward higher-yielding loans, while reducing the size of our lower-yielding securities and money market positions;
•Increased total available liquidity sources, which far exceed our level of uninsured deposits;
•Actively managed our interest rate and market risk exposures through a rebalancing of our accounting hedges for both available-for-sale (“AFS”) securities and commercial loans;
•Remained committed to controlling expenses, including personnel management, while continuing to invest in technology;
•Maintained strong credit performance, including low net charge-offs; and
•Further strengthened our regulatory capital position through increased retained earnings.
RESULTS OF OPERATIONS
Comparisons noted below are calculated for the current quarter compared with the same prior year period unless otherwise specified. Growth rates of 100% or more are considered not meaningful (“NM”) as they generally reflect a low starting point.
Executive Summary
Our financial results in the third quarter of 2023 reflected sequential growth in customer deposits and a stabilization of the net interest margin (“NIM”). Diluted earnings per share (“EPS”) was $1.13, compared with $1.40 in the third quarter of 2022, as lower revenue and higher noninterest expense was partially offset by a lower provision for credit losses.
Net interest income decreased $78 million, or 12%, compared with the prior year quarter, as higher earning asset yields were offset by higher funding costs. Net interest income was also impacted by a reduction in interest-earning

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
assets and an increase in interest-bearing liabilities. The NIM was 2.93%, compared with 3.24%, and was up from 2.92% in the second quarter of 2023.
The provision for credit losses was $41 million, compared with a $71 million provision in the prior year period, due to changes in economic forecasts and lower net charge-offs.
Total customer-related noninterest income remained relatively stable at $157 million, compared with the prior year period. A $5 million increase in loan-related fees, primarily due to a $4 million gain on the sale of certain mortgage servicing assets, and a $3 million increase in commercial account fees, driven primarily by increased treasury management sweep income, was partially offset by a $7 million decrease in capital market fees, largely due to reduced swap and loan syndication fees. Total noninterest income increased $15 million, or 9%, primarily due to a valuation loss recognized on one of our equity investments in the prior year period, as well as an increase in dividends on Federal Home Loan Bank (“FHLB”) stock in the current period.
Total noninterest expense increased $17 million, or 4%, relative to the prior year quarter, driven largely by a $9 million increase in technology, telecom, and information processing expense, primarily due to increases in application software expenses. Deposit insurance and regulatory expense increased $7 million, driven largely by an increased Federal Deposit Insurance Corporation (“FDIC”) insurance base rate beginning in 2023 and changes in balance sheet composition. Our efficiency ratio was 64.4%, compared with 57.6%, primarily due to a decline in adjusted taxable-equivalent revenue.
Average interest-earning assets decreased $1.8 billion, or 2%, from the prior year quarter, driven by declines of $4.5 billion and $1.3 billion in average securities and average money market investments, respectively, and partially offset by an increase of $4.0 billion in average loans and leases. Average interest-bearing liabilities increased $10.9 billion, or 26%, from the prior year quarter, driven by increases of $9.9 billion and $1.3 billion in average interest-bearing deposits and average other short-term borrowings, respectively.
Total loans and leases increased $3.0 billion, or 6%, to $56.9 billion from the prior year quarter. Consumer loans increased $1.8 billion, primarily in the 1-4 family residential and consumer construction loan portfolios. Commercial real estate (“CRE”) loans increased $0.8 billion, primarily in the multi-family and industrial construction loan portfolios. Increased funding of construction lending commitments and conversion-to-term loans contributed to growth in these portfolios. Net loan and lease charge-offs totaled $14 million, compared with $27 million in the prior year quarter, and classified loans decreased $196 million, or 20%. Nonperforming assets increased to $219 million, or 0.38% of loans and leases, compared with $151 million, or 0.28% of loans and leases, in the prior year quarter, primarily due to two suburban office commercial real estate loans in the Southern California market totaling $46 million.
Total deposits decreased $0.6 billion, or 1%, from the prior year quarter, due to the $12.4 billion reduction in noninterest-bearing demand deposits, which was largely offset by an $11.8 billion increase in interest-bearing deposits, as the higher interest rate environment influenced the movement of customer balances into interest-bearing products. Total customer deposits (excluding brokered deposits) increased $3.0 billion, or 5%, from June 30, 2023. At September 30, 2023 and June 30, 2023, total customer deposits included approximately $6.4 billion and $3.4 billion, respectively, of reciprocal placement products.
Total borrowed funds, consisting primarily of secured borrowings, decreased $1.1 billion from the prior year quarter, largely due to reduced funding needs as a result of the decrease in interest-earning assets.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Third Quarter 2023 Financial Performance

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions)	Efficiency Ratio

Net earnings applicable to common shareholders decreased from the third quarter of 2022, as lower net revenue and higher noninterest expense, driven largely by application software expenses and higher FDIC insurance costs, was partially offset by a lower provision for credit losses.
Diluted earnings per share declined from the third quarter of 2022 primarily as a result of decreased net earnings applicable to common shareholders.	Adjusted pre-provision net revenue (“PPNR”) decreased from the third quarter of 2022, primarily due to lower adjusted taxable-equivalent revenue and increased adjusted noninterest expense.	The efficiency ratio increased from the prior year quarter, primarily due to a decline in adjusted taxable-equivalent revenue.
Net Interest Income and Net Interest Margin
NET INTEREST INCOME AND NET INTEREST MARGIN

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2023	2022			2023	2022

Interest and fees on loans [1]	$831	$551	$280	51%	$2,348	$1,456	$892	61%
Interest on money market investments	35	24	11	46	140	42	98	NM
Interest on securities	144	132	12	9	419	372	47	13
Total interest income	1,010	707	303	43	2,907	1,870	1,037	55
Interest on deposits	366	19	347	NM	668	32	636	NM
Interest on short- and long-term borrowings	59	25	34	NM	384	38	346	NM
Total interest expense	425	44	381	NM	1,052	70	982	NM
Net interest income	$585	$663	$(78)	(12)%	$1,855	$1,800	$55	3%

Average interest-earning assets	$80,678	$82,474	$(1,796)	(2)%	$82,325	$84,189	$(1,864)	(2)%
Average interest-bearing liabilities	$52,312	$41,398	$10,914	26%	$51,271	$41,586	$9,685	23%
			bps				bps
Yield on interest-earning assets [2]	5.02%	3.45%	157		4.77%	3.01%	176
Rate paid on total deposits and interest-bearing liabilities [2]	2.10%	0.22%	188		1.75%	0.12%	163
Cost of total deposits [2]	1.92%	0.10%	182		1.24%	0.05%	119
Net interest margin [2]	2.93%	3.24%	(31)		3.06%	2.90%	16
1 Includes interest income recoveries of $1 million and $2 million for the three months ended, and $5 million and $8 million for the nine months ended September 30, 2023, and 2022, respectively.
2 Rates are calculated using amounts in thousands; taxable-equivalent rates are used where applicable.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Net interest income accounted for approximately 76% of our net revenue (net interest income plus noninterest income) for the current quarter and decreased $78 million, or 12%, relative to the prior year quarter, as higher earning asset yields were offset by higher funding costs. Net interest income was also impacted by a reduction in interest-earning assets and an increase in interest-bearing liabilities.
Average interest-earning assets decreased $1.8 billion, or 2%, from the prior year quarter, driven by declines of $4.5 billion and $1.3 billion in average securities and average money market investments, respectively, and was partially offset by an increase of $4.0 billion in average loans and leases. The decline in average securities was primarily due to principal reductions.
Average interest-bearing liabilities increased $10.9 billion, or 26%, from the prior year quarter, driven by increases of $9.9 billion and $1.3 billion in average interest-bearing deposits and average other short-term borrowings, respectively.
The NIM was 2.93%, compared with 3.24%, and was up from 2.92% in the second quarter of 2023. The yield on average interest-earning assets was 5.02% in the third quarter of 2023, an increase of 157 basis points (“bps”), reflecting higher interest rates and a favorable mix change to higher yielding assets. The yield on average loans and leases increased 167 basis points to 5.84%, and the yield on average securities increased 63 basis points to 2.73%. The yield on average securities benefited from a decrease in the market value of AFS securities due to rising interest rates. The rate paid on average interest-bearing liabilities increased to 3.22%, compared with 0.43%, reflecting the higher interest rate environment.
Average loans and leases increased $4.0 billion, or 8%, to $57.0 billion, mainly due to growth in average consumer and commercial loans. The yield on total loans and leases was 5.84% for the third quarter of 2023, compared with 4.17% for the prior year quarter, reflecting the higher interest rate environment.
Average securities decreased $4.5 billion, or 17%, to $21.2 billion, primarily due to approximately $2.8 billion in principal reductions. During the fourth quarter of 2022, we transferred approximately $10.7 billion fair value ($13.1 billion amortized cost) of mortgage-backed AFS securities to the held-to-maturity (“HTM”) category to reflect our intent for these securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average deposits decreased $1.8 billion, or 2%, to $75.7 billion at an average cost of 1.92%, from $77.5 billion at an average cost of 0.10% in the third quarter of 2022, driven by the decrease in noninterest-bearing deposits as interest rates increased. Average noninterest-bearing deposits as a percentage of total deposits were 37%, compared with 51% during the same prior year period.
Average borrowed funds, consisting primarily of secured borrowings, increased $0.9 billion from the prior year quarter, largely in response to average loan growth and the decline in total average deposits.
For more information on our investment securities portfolio and borrowed funds and how we manage liquidity risk, refer to the “Investment Securities Portfolio” section on page 16 and the “Liquidity Risk Management” section on page 31. For further discussion of the effects of market rates on net interest income and how we manage interest rate risk, refer to the “Interest Rate and Market Risk Management” section on page 28.
The following schedule summarizes the average balances, the amount of interest earned or paid, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate [1]	Average balance	Amount of interest [1]	Average yield/rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$1,539	$21	5.52%	$1,233	$7	2.19%
Federal funds sold and securities purchased under agreements to resell	874	14	6.13	2,511	17	2.66
Total money market investments	2,413	35	5.74	3,744	24	2.51
Securities:
Held-to-maturity	10,625	59	2.21	560	4	2.88
Available-for-sale [2]	10,606	87	3.24	24,892	129	2.05
Trading	20	—	4.65	288	3	4.57
Total securities	21,251	146	2.73	25,740	136	2.10
Loans held for sale	46	1	4.89	37	1	5.33
Loans and leases
Commercial	30,535	438	5.69	29,380	308	4.16
Commercial real estate	13,016	234	7.14	12,182	145	4.73
Consumer	13,417	167	4.92	11,391	103	3.61
Total loans and leases	56,968	839	5.84	52,953	556	4.17
Total interest-earning assets	80,678	1,021	5.02	82,474	717	3.45
Cash and due from banks	712			604
Allowance for credit losses on loans and debt securities	(651)			(515)
Goodwill and intangibles	1,061			1,021
Other assets	5,523			4,923
Total assets	$87,323			$88,507
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$35,346	$215	2.42%	$36,399	$18	0.20%
Time	12,424	151	4.81	1,441	1	0.32
Total interest-bearing deposits	47,770	366	3.04	37,840	19	0.20
Borrowed funds:
Federal funds and security repurchase agreements	1,770	24	5.31	2,000	11	2.20
Other short-term borrowings	2,233	27	4.95	885	6	2.61
Long-term debt	539	8	5.37	673	8	4.83
Total borrowed funds	4,542	59	5.14	3,558	25	2.80
Total interest-bearing liabilities	52,312	425	3.22	41,398	44	0.43
Noninterest-bearing demand deposits	27,873			39,623
Other liabilities	1,760			1,743
Total liabilities	81,945			82,764
Shareholders’ equity:
Preferred equity	440			440
Common equity	4,938			5,303
Total shareholders’ equity	5,378			5,743
Total liabilities and shareholders’ equity	$87,323			$88,507
Spread on average interest-bearing funds			1.80%			3.02%
Net impact of noninterest-bearing sources of funds			1.13%			0.22%
Net interest margin		$596	2.93%		$673	3.24%
Memo: total cost of deposits			1.92%			0.10%
Memo: total deposits and interest-bearing liabilities	$80,185	425	2.10%	$81,021	44	0.22%
1 Rates are calculated using amounts in thousands and a tax rate of 21% for the periods presented.
2 Net of unamortized purchase premiums, discounts, and deferred loan fees and costs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate [1]	Average balance	Amount of interest [1]	Average yield/rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$2,356	$90	5.10%	$3,674	$15	0.55%
Federal funds sold and securities purchased under agreements to resell	1,242	50	5.41	2,451	27	1.47
Total money market investments	3,598	140	5.21	6,125	42	0.92
Securities:
Held-to-maturity	10,826	181	2.24	495	11	2.98
Available-for-sale [2]	11,199	243	2.89	25,285	358	1.89
Trading	58	1	2.43	343	12	4.81
Total securities	22,083	425	2.57	26,123	381	1.95
Loans held for sale	41	2	6.00	44	1	2.55
Loans and leases
Commercial	30,620	1,236	5.40	28,945	843	3.89
Commercial real estate	12,942	668	6.90	12,151	358	3.93
Consumer	13,041	467	4.78	10,801	272	3.37
Total loans and leases	56,603	2,371	5.60	51,897	1,473	3.79
Total interest-earning assets	82,325	2,938	4.77	84,189	1,897	3.01
Cash and due from banks	636			615
Allowance for credit losses on loans and debt securities	(615)			(503)
Goodwill and intangibles	1,063			1,017
Other assets	5,556			4,618
Total assets	$88,965			$89,936
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$32,852	$390	1.59%	$37,942	$29	0.10%
Time	8,319	278	4.46	1,505	3	0.27
Total interest-bearing deposits	41,171	668	2.17	39,447	32	0.11
Borrowed funds:
Federal funds and security repurchase agreements	3,921	145	4.92	1,112	12	1.50
Other short-term borrowings	5,570	211	5.07	303	6	2.56
Long-term debt	609	28	6.10	724	20	3.69
Total borrowed funds	10,100	384	5.08	2,139	38	2.39
Total interest-bearing liabilities	51,271	1,052	2.74	41,586	70	0.23
Noninterest-bearing demand deposits	30,665			40,523
Other liabilities	1,798			1,530
Total liabilities	83,734			83,639
Shareholders’ equity:
Preferred equity	440			440
Common equity	4,791			5,857
Total shareholders’ equity	5,231			6,297
Total liabilities and shareholders’ equity	$88,965			$89,936
Spread on average interest-bearing funds			2.03%			2.78%
Net impact of noninterest-bearing sources of funds			1.03%			0.12%
Net interest margin		$1,886	3.06%		$1,827	2.90%
Memo: total cost of deposits			1.24%			0.05%
Memo: total deposits and interest-bearing liabilities	$81,936	1,052	1.75%	$82,109	70	0.12%
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
The provision for credit losses, which is the combination of both the provision for loan and lease losses and the provision for unfunded lending commitments, was $41 million, compared with $71 million in the third quarter of 2022. The ACL was $738 million at September 30, 2023, compared with $590 million at September 30, 2022. The increase in the ACL was primarily due to deterioration in economic forecasts. The ratio of ACL to total loans and leases was 1.30% and 1.09% at September 30, 2023 and 2022, respectively. The provision for securities losses was less than $1 million during the third quarter of 2023 and 2022.

Changes in Allowance for Credit Losses (in millions)
$590
$88
$7
$53
$738
September 30, 2022
Economic Forecasts
Credit Quality
Portfolio Changes
September 30, 2023

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The bar chart above illustrates the broad categories of change in the ACL from the prior year period. The second bar represents changes in economic forecasts and current economic conditions, which increased the ACL by $88 million from the prior year quarter.
The third bar represents changes in credit quality factors and includes risk-grade migration and specific reserves against loans, which, when combined, increased the ACL by $7 million, reflecting relatively stable credit quality. Net loan and lease charge-offs totaled $14 million, or 0.10% annualized of average loans during the third quarter of 2023, compared with net charge-offs of $27 million, or 0.20% annualized of average loans during the prior year quarter. Classified loans decreased $196 million, or 20%. Nonperforming assets increased to $219 million, or 0.38% of loans and leases, compared with $151 million, or 0.28% of loans and leases, in the prior year quarter, primarily due to two suburban office commercial real estate loans in the Southern California market totaling $46 million.
The fourth bar represents loan portfolio changes, driven primarily by portfolio-specific risks and loan growth, as well as changes in portfolio mix, the aging of the portfolio, portfolio-specific concerns, and other risk factors; all of which resulted in a $53 million increase in the ACL.
See “Credit Risk Management” on page 21 and Note 6 in our 2022 Form 10-K for more information on how we determine the appropriate level of the ALLL and the RULC.
Noninterest Income
Noninterest income represents revenue earned from products and services that generally have no associated interest rate or yield and is classified as either customer-related or noncustomer-related. Customer-related noninterest income excludes items such as securities gains and losses, dividends, insurance-related income, and mark-to-market adjustments on certain derivatives.
Total noninterest income increased $15 million, or 9%, relative to the prior year. Noninterest income accounted for approximately 24% and 20% of our net revenue during the third quarter of 2023 and 2022, respectively. The following schedule presents a comparison of the major components of noninterest income.
NONINTEREST INCOME

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2023	2022			2023	2022

Commercial account fees	$43	$40	$3	8%	$131	$118	$13	11%
Card fees	26	27	(1)	(4)	75	77	(2)	(3)
Retail and business banking fees	17	17	—	—	49	57	(8)	(14)
Loan-related fees and income	23	18	5	28	63	61	2	3
Capital markets fees	18	25	(7)	(28)	62	61	1	2
Wealth management fees	15	14	1	7	44	41	3	7
Other customer-related fees	15	15	—	—	46	46	—	—
Customer-related noninterest income	157	156	1	1	470	461	9	2

Fair value and nonhedge derivative income	7	4	3	75	5	20	(15)	(75)
Dividends and other income (loss)	12	(1)	13	NM	49	8	41	NM
Securities gains (losses), net	4	6	(2)	(33)	5	(10)	15	NM
Noncustomer-related noninterest income	23	9	14	NM	59	18	41	NM
Total noninterest income	$180	$165	$15	9%	$529	$479	$50	10%
Customer-related Noninterest Income
Total customer-related noninterest income remained relatively stable at $157 million, compared with the prior year period. Loan-related fees and income increased $5 million, primarily due to a $4 million gain on the sale of certain mortgage servicing assets. Commercial account fees increased $3 million, driven primarily by increased treasury management sweep income. These increases were partially offset by a $7 million decrease in capital market fees, largely due to reduced swap and loan syndication fees.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Noncustomer-related Noninterest Income
Total noncustomer-related noninterest income increased $14 million from the prior year quarter. Dividends and other income increased $13 million, due to a valuation loss recognized on one of our equity investments in the prior year period, as well as an increase in dividends on FHLB stock in the current period.
Noninterest Expense
The following schedule presents a comparison of the major components of noninterest expense.
NONINTEREST EXPENSE

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2023	2022			2023	2022

Salaries and employee benefits	$311	$312	$(1)	—%	$974	$931	$43	5%
Technology, telecom, and information processing	62	53	9	17	175	158	17	11
Occupancy and equipment, net	42	38	4	11	122	112	10	9
Professional and legal services	16	14	2	14	45	42	3	7
Marketing and business development	10	11	(1)	(9)	35	28	7	25
Deposit insurance and regulatory expense	20	13	7	54	60	36	24	67
Credit-related expense	6	8	(2)	(25)	19	22	(3)	(14)
Other real estate expense, net	—	—	—	NM	—	1	(1)	NM
Other	29	30	(1)	(3)	86	77	9	12
Total noninterest expense	$496	$479	$17	4%	$1,516	$1,407	$109	8%
Total noninterest expense increased $17 million, or 4%, relative to the prior year quarter. Technology, telecom, and information processing expense increased $9 million, primarily due to increases in application software, license, maintenance, and related software amortization expenses. Deposit insurance and regulatory expense increased $7 million, driven largely by an increased FDIC insurance base rate beginning in 2023 and changes in balance sheet composition.
FDIC Special Assessment
In May 2023, the FDIC issued a Notice of Proposed Rulemaking, which would implement a special assessment to recover the cost associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. Using an assessment base equal to the estimated amount of uninsured deposits at December 31, 2022, the FDIC proposed to collect the special assessment at an annual rate of approximately 12.5 bps over eight quarterly periods, beginning with the first quarter of 2024. The ultimate impact and timing of expense recognition will depend on the final rule. As proposed, we estimate the total impact of the special assessment on our deposit insurance and regulatory expense would be approximately $80 million, which is expected to be recognized upon the rule's final issuance.
The efficiency ratio was 64.4%, compared with 57.6%, primarily due to a decline in adjusted taxable-equivalent revenue. For information on non-GAAP financial measures, see page 37.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
The following schedule presents the composition of our technology spend:
TECHNOLOGY SPEND

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2023	2022			2023	2022

Technology, telecom, and information processing expense	$62	$53	$9	17%	$175	$158	$17	11%
Other technology-related expense	59	52	7	13	169	152	17	11
Technology investments	22	21	1	5	71	65	6	9
Less: related amortization and depreciation	(21)	(14)	(7)	50	(51)	(41)	(10)	24
Total technology spend	$122	$112	$10	9%	$364	$334	$30	9%
Total technology spend increased $10 million relative to the prior year quarter, largely due to increases in application software, maintenance, and related software amortization expenses associated with our core loan and deposit banking system replacement project, as well as higher technology-related compensation and investments in resiliency.
Income Taxes
The following schedule summarizes the income tax expense and effective tax rates for the periods presented.
INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in millions)	2023	2022	2023	2022

Income before income taxes	$228	$278	$736	$793
Income tax expense	53	61	182	170
Effective tax rate	23.2%	21.9%	24.7%	21.4%
The effective tax rate was 23.2% and 21.9% for the three months ended September 30, 2023 and 2022, respectively. See Note 12 of the Notes to Consolidated Financial Statements for more information about the factors that impacted the income tax rates, as well as information about deferred income tax assets and liabilities.
Preferred Stock Dividends
Preferred stock dividends totaled $7 million and $6 million for the third quarter of 2023 and 2022, respectively.

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
Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk and to generate interest income. We primarily own securities that can readily provide us cash and liquidity through secured borrowing agreements without the need to sell the securities. We also manage the duration of our investment securities portfolio to help balance the inherent interest rate mismatch between loans and deposits, and to protect the economic value of shareholders' equity. At September 30, 2023, the estimated duration of our securities portfolio decreased to 3.5 percent, compared with 4.1 percent at December 31, 2022, and 3.9 percent at September 30, 2022, primarily due to the addition of fair value hedges of fixed-rate securities during the second quarter of 2023.
For information about our borrowing capacity associated with the investment securities portfolio and how we manage our liquidity risk, refer to the “Liquidity Risk Management” section on page 31. See also Note 3 and Note 5 of the Notes to Consolidated Financial Statements for more information on fair value measurements and the accounting for our investment securities portfolio.
The following schedule presents the major components of our investment securities portfolio.
INVESTMENT SECURITIES PORTFOLIO

	September 30, 2023			December 31, 2022
(In millions)	Par Value	Amortized cost	Fair value	Par Value	Amortized cost	Fair value
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$94	$94	$86	$100	$100	$93
Agency guaranteed mortgage-backed securities [1]	12,201	10,106	9,637	12,921	10,621	10,772
Municipal securities	359	359	326	404	405	374
Total held-to-maturity	12,654	10,559	10,049	13,425	11,126	11,239
Available-for-sale
U.S. Treasury securities	585	585	460	555	557	393
U.S. Government agencies and corporations:
Agency securities	698	692	645	790	782	736
Agency guaranteed mortgage-backed securities	8,664	8,739	7,144	9,566	9,652	8,367
Small Business Administration loan-backed securities	568	606	578	691	740	712
Municipal securities	1,309	1,431	1,297	1,571	1,732	1,634
Other debt securities	25	25	24	75	75	73
Total available-for-sale	11,849	12,078	10,148	13,248	13,538	11,915
Total HTM and AFS investment securities	$24,503	$22,637	$20,197	$26,673	$24,664	$23,154
1 During the fourth quarter of 2022, we transferred approximately $10.7 billion fair value ($13.1 billion amortized cost) of mortgage-backed AFS securities to the HTM category. The transfer of these securities from AFS to HTM at fair value resulted in a discount to the amortized cost basis of the HTM securities equivalent to the $2.4 billion ($1.8 billion after tax) of unrealized losses in AOCI attributable to these securities. The amortization of the unrealized losses will offset the effect of the accretion of the discount created by the transfer. At September 30, 2023, the unamortized discount on the HTM securities totaled approximately $2.2 billion ($1.6 billion after tax).
The amortized cost of total HTM and AFS investment securities decreased $2.0 billion, or 8%, from December 31, 2022, primarily due to principal reductions. Approximately 8% of the total HTM and AFS investment securities

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
were floating-rate instruments at both September 30, 2023 and December 31, 2022, respectively. Additionally, at September 30, 2023, we have $3.6 billion of pay-fixed swaps held as fair value hedges against fixed-rate AFS securities that effectively convert the fixed interest income to a floating rate on the hedged portion of the securities.
At September 30, 2023, the AFS investment securities portfolio included approximately $229 million of net premium that was distributed across the various security categories. Total taxable-equivalent premium amortization for these investment securities was $20 million for the third quarter of 2023, compared with $27 million for the same prior year period.
In addition to HTM and AFS securities, we also have a trading securities portfolio, comprised of municipal securities, that totaled $31 million at September 30, 2023, compared with $465 million at December 31, 2022. The prior year-end amount also included $395 million of exposures to money market mutual funds. Beginning in the first quarter of 2023, related balances were presented in “Money market investments” on the consolidated balance sheet.
Refer to the “Interest Rate Risk Management” section on page 28, the “Capital Management” section on page 34, and Note 5 of the Notes to Consolidated Financial Statements for more discussion regarding our investment securities portfolio, swaps, and related unrealized gains and losses.
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
The following schedule summarizes our total investments and extensions of credit to municipalities:
MUNICIPAL INVESTMENTS AND EXTENSIONS OF CREDIT

(In millions)	September 30, 2023	December 31, 2022

Loans and leases	$4,221	$4,361
Held-to-maturity securities	359	405
Available-for-sale securities	1,297	1,634
Trading securities	31	71
Unfunded lending commitments	282	406
Total	$6,190	$6,877
Our municipal loans and securities are primarily associated with municipalities located within our geographic footprint. The municipal loan and lease portfolio is primarily secured by general obligations of municipal entities. Other types of collateral also include real estate, revenue pledges, or equipment. At September 30, 2023, we had no municipal loans on nonaccrual.
Municipal securities are internally graded, similar to loans, using risk-grading systems which vary based on the size and type of credit risk exposure. The internal risk grades assigned to our municipal securities follow our definitions of Pass, Special Mention, and Substandard, which are consistent with published definitions of regulatory risk classifications. At September 30, 2023, all municipal securities were graded as Pass. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans and securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Loan and Lease Portfolio
We provide a wide range of lending products to commercial customers, generally small- and medium-sized businesses. We also provide various retail lending products and services to consumers and small businesses. The following schedule presents the composition of our loan and lease portfolio.
LOAN AND LEASE PORTFOLIO

	September 30, 2023		December 31, 2022
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$16,341	28.7%	$16,377	29.4%
Leasing	373	0.7	386	0.7
Owner-occupied	9,273	16.3	9,371	16.9
Municipal	4,221	7.4	4,361	7.8
Total commercial	30,208	53.1	30,495	54.8
Commercial real estate:
Construction and land development	2,575	4.5	2,513	4.5
Term	10,565	18.6	10,226	18.4
Total commercial real estate	13,140	23.1	12,739	22.9
Consumer:
Home equity credit line	3,313	5.8	3,377	6.1
1-4 family residential	8,116	14.3	7,286	13.1
Construction and other consumer real estate	1,510	2.7	1,161	2.1
Bankcard and other revolving plans	475	0.8	471	0.8
Other	131	0.2	124	0.2
Total consumer	13,545	23.8	12,419	22.3
Total loans and leases	$56,893	100.0%	$55,653	100.0%
At September 30, 2023 and December 31, 2022, the ratio of loans and leases to total assets was 65% and 62%, respectively. The largest loan category was commercial and industrial loans, which constituted 29% of our total loan portfolio at both time periods.
During the first nine months of 2023, the loan and lease portfolio increased $1.2 billion, or 2%, to $56.9 billion at September 30, 2023. Consumer loans increased $1.1 billion, primarily in the 1-4 family residential and consumer construction loan portfolios, and commercial real estate loans increased $0.4 billion, primarily in the multi-family and industrial term loan portfolios. Increased funding of construction lending commitments and conversion-to-term loans contributed to growth in these portfolios.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Other Noninterest-Bearing Investments
Other noninterest-bearing investments are equity investments that are held primarily for capital appreciation, dividends, or for certain regulatory requirements. The following schedule summarizes our related investments.
OTHER NONINTEREST-BEARING INVESTMENTS

(Dollar amounts in millions)	September 30, 2023	December 31, 2022	Amount change	Percent change

Bank-owned life insurance	$551	$546	$5	1%
Federal Home Loan Bank stock	71	294	(223)	(76)
Federal Reserve stock	65	68	(3)	(4)
Farmer Mac stock	23	19	4	21
SBIC investments	185	172	13	8
Other	34	31	3	10
Total other noninterest-bearing investments	$929	$1,130	$(201)	(18)%
Total other noninterest-bearing investments decreased $201 million, or 18%, during the first nine months of 2023, primarily due to a $223 million decrease in FHLB stock. We are required to invest approximately 4% of our FHLB borrowings in FHLB stock to maintain our borrowing capacity. The decrease in FHLB stock was primarily due to declines in FHLB borrowings since the first quarter of 2023, which was largely due to reduced funding needs as a result of the decrease in interest-earning assets and the increase in interest-bearing deposits.
In 2007, we received 460,153 non-transferable Class B shares of Visa, Inc. in connection with a restructuring and public offering by Visa U.S.A. As a member of Visa U.S.A., we received the Class B shares based on our interest in Visa U.S.A. and did not pay anything to acquire the shares. On September 13, 2023, Visa, Inc. announced its intent to engage with common stockholders on a potential proposal that would result in the release of certain transfer restrictions on a portion of Visa Class B common stock. If approved by a majority of Class A, B, and C common stockholders, the proposal would provide us the option to convert up to 50% of our Class B shares to freely transferable Visa Class A common shares. The per share closing price of a Visa Class A common share was $230.01 at September 30, 2023. In light of uncertainties associated with certain ongoing litigation matters involving Visa and the timing and outcome of the aforementioned proposal, the ultimate impact of this gain contingency is unknown.
Premises, Equipment, and Software
We are in the final phase of a three-phase project to replace our core loan and deposit banking systems. This final phase includes the replacement of our deposit banking systems through multiple affiliate bank conversions, the first of which was completed in the second quarter of 2023. We expect to complete substantially all of the remaining affiliate bank conversions in 2024.
The following schedule summarizes the capitalized costs associated with our core system replacement project, which are depreciated using a useful life of ten years.
CAPITALIZED COSTS ASSOCIATED WITH THE CORE SYSTEM REPLACEMENT PROJECT

	September 30, 2023
(In millions)	Phase 1	Phase 2	Phase 3	Total

Total amount of capitalized costs, less accumulated depreciation	$24	$47	$224	$295

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Deposits
Deposits are our primary funding source. The following schedule presents the composition of our deposit portfolio.
DEPOSIT PORTFOLIO

	September 30, 2023		June 30, 2023		December 31, 2022
(Dollar amounts in millions)	Amount	% of total deposits	Amount	% of total deposits	Amount	% of total deposits
Deposits by type
Noninterest-bearing demand	$26,733	35.5%	$28,670	38.6%	$35,777	49.9%
Interest-bearing:
Savings and money market	37,026	49.1	33,303	44.8	33,474	46.7
Time	5,089	6.7	3,897	5.2	1,484	2.1
Brokered	6,551	8.7	8,453	11.4	917	1.3
Total deposits	$75,399	100.0%	$74,323	100.0%	$71,652	100.0%
Deposit-related metrics
Estimated amount of insured deposits	$44,176	59%	$43,911	59%	$34,018	47%
Estimated amount of uninsured deposits	$31,223	41%	$30,412	41%	$37,634	53%
Estimated amount of collateralized deposits [1]	$2,915	4%	$2,679	4%	$2,861	4%
Loan-to-deposit ratio	75%		77%		78%
1 Includes both insured and uninsured deposits.
Total deposits increased $1.1 billion, or 1%, from June 30, 2023, and $3.7 billion, or 5%, from December 31, 2022. Customer deposits (excluding brokered deposits) increased $3.0 billion, or 5%, from June 30, 2023. This growth, resulting from both existing and new customers, is primarily due to an increase in interest-bearing deposits, as the higher interest rate environment influenced the movement of customer balances into interest-bearing products. Our noninterest-bearing deposits are generally more valuable in a rising interest rate environment, creating meaningful economic value that is not fully reflected on our balance sheet since core deposits and related intangible assets are not recorded at fair value for accounting purposes.
At September 30, 2023 and June 30, 2023, total customer deposits included approximately $6.4 billion and $3.4 billion, respectively, of reciprocal placement products, where we distributed our customers’ deposits in a placement network to increase their FDIC insurance and in return we received a matching amount of deposits from other network banks.
At September 30, 2023, the estimated total amount of uninsured deposits was $31.2 billion, or 41%, of total deposits, compared with $30.4 billion, or 41%, and $37.6 billion, or 53%, of total deposits at June 30, 2023 and December 31, 2022, respectively. Our loan-to-deposit ratio was 75%, compared with 77% and 78% for the same respective time periods. See “Liquidity Risk Management” on page 31 for additional information on liquidity, including the ratio of available liquidity to uninsured deposits.
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
Our overall credit risk management strategy includes diversification of our loan portfolio. Our business activity is conducted primarily within the geographic footprint of our banking affiliates. We strive to avoid the risk of undue concentrations of credit in any particular industry, collateral type, location, or with any individual customer or counterparty. We have actively managed the credit risk in our commercial real estate portfolio for more than a decade, having reduced CRE loans to 23% of total loans, compared with 33% in late 2008. For a more comprehensive discussion of our credit risk management, see “Credit Risk Management” in our 2022 Form 10-K.
U.S. Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by United States (“U.S.”) government agencies, such as the Small Business Administration (“SBA”), Federal Housing Authority, U.S. Department of Veterans Affairs, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At September 30, 2023, $574 million of related loans were guaranteed, primarily by the SBA, and included $106 million of Paycheck Protection Program (“PPP”) loans. The following schedule presents the composition of U.S. government agency guaranteed loans.
U.S. GOVERNMENT AGENCY GUARANTEED LOANS

(Dollar amounts in millions)	September 30, 2023	Percent guaranteed	December 31, 2022	Percent guaranteed

Commercial	$680	81%	$753	83%
Commercial real estate	24	79	21	76
Consumer	5	100	5	100
Total loans	$709	81%	$779	83%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Lending
The following schedule provides information regarding lending exposures to certain industries in our commercial lending portfolio.
COMMERCIAL LENDING BY INDUSTRY GROUP 1

	September 30, 2023		December 31, 2022
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Real estate, rental and leasing	$3,007	10.0%	$2,802	9.2%
Retail trade	2,829	9.4	2,751	9.0
Finance and insurance	2,739	9.1	2,992	9.8
Healthcare and social assistance	2,518	8.3	2,373	7.8
Public Administration	2,217	7.3	2,366	7.8
Manufacturing	2,193	7.3	2,387	7.8
Wholesale trade	1,891	6.3	1,880	6.2
Utilities [2]	1,550	5.1	1,418	4.6
Transportation and warehousing	1,480	4.9	1,464	4.8
Educational services	1,297	4.3	1,302	4.3
Construction	1,253	4.1	1,355	4.4
Hospitality and food services	1,198	4.0	1,238	4.1
Mining, quarrying, and oil and gas extraction	1,162	3.8	1,349	4.4
Other Services (except Public Administration)	1,061	3.5	1,041	3.4
Professional, scientific, and technical services	1,005	3.3	995	3.3
Other [3]	2,808	9.3	2,782	9.1
Total	$30,208	100.0%	$30,495	100.0%
1 Industry groups are determined by North American Industry Classification System (“NAICS”) codes.
2 Includes primarily utilities, power, and renewable energy.
3 No other industry group exceeds 3.1%.
Commercial Real Estate Loans
At September 30, 2023 and December 31, 2022, our CRE loan portfolio totaled $13.1 billion and $12.7 billion, respectively, representing 23% of the total loan portfolio for both periods. The majority of our CRE loans are secured by real estate primarily located within our geographic footprint. The following schedule presents the geographic distribution of our CRE loan portfolio based on the location of the primary collateral.
COMMERCIAL REAL ESTATE LENDING BY COLLATERAL LOCATION

	September 30, 2023		December 31, 2022
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Arizona	$1,696	12.9%	$1,521	11.9%
California	3,824	29.1	3,805	29.9
Colorado	668	5.1	637	5.0
Nevada	1,031	7.9	910	7.1
Texas	2,252	17.1	2,139	16.8
Utah/Idaho	2,262	17.2	2,397	18.8
Washington/Oregon	947	7.2	899	7.1
Other	460	3.5	431	3.4
Total CRE	$13,140	100.0%	$12,739	100.0%
Term CRE loans generally mature within a three- to seven-year period and consist of full, partial, and non-recourse guarantee structures. Typical term CRE loan structures include annually tested operating covenants that require loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value tests. Construction and land development loans generally mature in 18 to 36 months and contain full or partial recourse guarantee structures with

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
one- to five-year extension options or roll-to-perm options that often result in term loans. At September 30, 2023, approximately 85% of our CRE loan portfolio was variable-rate, and approximately 24% of these variable-rate loans were swapped to a fixed rate.
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
The following schedule presents our CRE loan portfolio by collateral type.
COMMERCIAL REAL ESTATE LENDING BY COLLATERAL TYPE

	September 30, 2023		December 31, 2022
(Dollar amounts in millions)	Amount	Percent	Amount	Percent
Commercial property
Multi-family	$3,563	27.1%	$3,068	24.1%
Industrial	2,905	22.1	2,509	19.7
Office	2,100	15.9	2,281	17.9
Retail	1,467	11.2	1,529	12.0
Hospitality	696	5.3	695	5.4
Land	221	1.7	276	2.2
Other [1]	1,696	12.9	1,728	13.5
Residential property [2]
Single family	258	2.0	340	2.7
Land	76	0.6	75	0.6
Condo/Townhome	31	0.2	13	0.1
Other [1]	127	1.0	225	1.8
Total	$13,140	100.0%	$12,739	100.0%
1 Included in the total amount of the “Other” categories was approximately $241 million and $301 million of unsecured loans at September 30, 2023 and December 31, 2022, respectively.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Office CRE loan portfolio
At September 30, 2023 and December 31, 2022, our office CRE loan portfolio totaled $2.1 billion and $2.3 billion, representing 16% and 18% of the total CRE loan portfolio, respectively. Approximately 30% of the office CRE loan portfolio is scheduled to mature in the next 12 months. The following schedule presents the composition of our office CRE loan portfolio and other related credit quality metrics.
OFFICE CRE LOAN PORTFOLIO

(Dollar amounts in millions)	September 30, 2023	December 31, 2022
Office CRE
Construction and land development	$174	$208
Term	1,926	2,073
Total office CRE	$2,100	$2,281
Credit quality metrics
Criticized loan ratio	9.9%	7.2%
Classified loan ratio	5.5%	5.8%
Nonaccrual loan ratio	2.3%	—%
Delinquency ratio	1.3%	1.5%
Net charge-offs, annualized	0.1%	—%
Ratio of allowance for credit losses to office CRE loans, at period end	3.57%	1.36%
The following schedules present our office CRE loan portfolio by collateral location for the periods presented.
OFFICE CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

(Dollar amounts in millions)	September 30, 2023
	Collateral Location
Loan type	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total
Office CRE
Construction and land development	$—	$65	$—	$2	$15	$22	$70	$—	$174
Term	288	428	90	87	180	594	229	30	1,926
Total Office CRE	$288	$493	$90	$89	$195	$616	$299	$30	$2,100
% of total	13.7%	23.5%	4.3%	4.3%	9.3%	29.3%	14.2%	1.4%	100.0%

(Dollar amounts in millions)	December 31, 2022
	Collateral Location
Loan type	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total
Office CRE
Construction and land development	$8	$79	$—	$2	$—	$18	$101	$—	$208
Term	295	525	97	99	217	613	195	32	2,073
Total Office CRE	$303	$604	$97	$101	$217	$631	$296	$32	$2,281
% of total	13.1%	27.0%	4.3%	4.3%	9.6%	26.8%	13.5%	1.4%	100.0%
1 No other geography exceeds $17 million and $18 million at September 30, 2023 and December 31, 2022, respectively.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
During the first nine months of 2023, consumer loans increased $1.1 billion, primarily in the 1-4 family residential and consumer construction loan portfolios. Increased funding of construction lending commitments and conversion-to-term loans contributed to growth in these portfolios.
We also originate home equity credit lines (“HECLs”). At September 30, 2023 and December 31, 2022, our HECL portfolio totaled $3.3 billion and $3.4 billion, respectively. Approximately 40% and 44% of our HECLs are secured by first liens for the same respective time periods.
At September 30, 2023, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value (“CLTV”) ratios above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with a Fair Isaac Corporation (“FICO”) credit score greater than 700.
Approximately 90% of our HECL portfolio is still in the draw period, and about 18% of those loans are scheduled to begin amortizing within the next five years. We believe the risk of loss and borrower default in the event of a loan becoming fully amortizing and the effect of significant interest rate changes is low, given the rate shock analysis performed at origination. The ratio of HECL net charge-offs (recoveries) for the trailing twelve months to average balances at September 30, 2023 and December 31, 2022, was 0.05% and (0.03)%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of the HECL portfolio.
Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned (“OREO”) or foreclosed properties. The following schedule presents our nonperforming assets.
NONPERFORMING ASSETS

(Dollar amounts in millions)	September 30, 2023	December 31, 2022

Nonaccrual loans [1]	$216	$149
Other real estate owned [2]	3	—
Total nonperforming assets	$219	$149
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned [2]	0.38%	0.27%
Accruing loans past due 90 days or more	$16	$6
Ratio of accruing loans past due 90 days or more to loans and leases [1]	0.03%	0.01%
Nonaccrual loans[1] and accruing loans past due 90 days or more	$232	$155
Ratio of nonperforming assets[1] and accruing loans past due 90 days or more to loans and leases[1] and other real estate owned [2]	0.41%	0.28%
Nonaccrual loans[1] current as to principal and interest payments	62.2%	57.7%
1 Includes loans held for sale.
2 Does not include banking premises held for sale.
Nonperforming assets as a percentage of loans and leases and OREO increased to 0.38% at September 30, 2023, compared with 0.27% at December 31, 2022. Total nonaccrual loans at September 30, 2023 increased to $216 million from $149 million at December 31, 2022, primarily due to two suburban office commercial real estate loans in the Southern California market totaling $46 million. See Note 6 of the Notes to Consolidated Financial Statements for more information on nonaccrual loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Loan Modifications
Loans may be modified in the normal course of business for competitive reasons or to strengthen our collateral position. Loan modifications may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan.
On January 1, 2023, we adopted Accounting Standards Update (“ASU”) 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminated the recognition and measurement of troubled debt restructurings (“TDRs”) and their related disclosures. ASU 2022-02 requires enhanced disclosures for loan modifications to borrowers experiencing financial difficulty. For the first nine months of 2023, loans that have been modified to accommodate a borrower experiencing financial difficulties totaled $243 million.
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
ACCRUING AND NONACCRUING MODIFIED LOANS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

(In millions)	September 30, 2023

Modified loans – accruing	$232
Modified loans – nonaccruing	11
Total	$243
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
The RULC is a reserve for potential losses associated with off-balance sheet commitments and is separately recorded on the consolidated balance sheet in “Other liabilities.” Any related increases or decreases in the reserve are recorded on the consolidated income statement in “Provision for unfunded lending commitments.”

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the changes in and allocation of the ACL.
SUMMARY OF CREDIT LOSS EXPERIENCE

(Dollar amounts in millions)	Nine Months Ended September 30, 2023	Twelve Months Ended December 31, 2022	Nine Months Ended September 30, 2022

Loans and leases outstanding	$56,893	$55,653	$53,918
Average loans and leases outstanding:
Commercial	30,620	29,225	28,945
Commercial real estate	12,942	12,251	12,151
Consumer	13,041	11,122	10,801
Total average loans and leases outstanding	$56,603	$52,598	$51,897
Allowance for loan and lease losses:
Balance at beginning of period [1]	$572	$513	$513
Provision for loan losses	136	101	70
Charge-offs:
Commercial	35	72	65
Commercial real estate	3	—	—
Consumer	11	10	8
Total	49	82	73
Recoveries:
Commercial	17	32	21
Commercial real estate	—	—	—
Consumer	5	11	10
Total	22	43	31
Net loan and lease charge-offs	27	39	42
Balance at end of period	$681	$575	$541
Reserve for unfunded lending commitments:
Balance at beginning of period	$61	$40	$40
Provision for unfunded lending commitments	(4)	21	9
Balance at end of period	$57	$61	$49
Total allowance for credit losses:
Allowance for loan and lease losses	$681	$575	$541
Reserve for unfunded lending commitments	57	61	49
Total allowance for credit losses	$738	$636	$590

Ratio of allowance for credit losses to net loans and leases, at period end	1.30%	1.14%	1.09%
Ratio of allowance for credit losses to nonaccrual loans, at period end	371%	427%	391%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	343%	410%	345%
Ratio of total net charge-offs to average loans and leases [2]	0.06%	0.07%	0.11%
Ratio of commercial net charge-offs to average commercial loans [2]	0.08%	0.14%	0.20%
Ratio of commercial real estate net charge-offs to average commercial real estate loans [2]	0.03%	—%	—%
Ratio of consumer net charge-offs to average consumer loans [2]	0.06%	(0.01)%	(0.02)%
1 The beginning balance for the nine months ended September 30, 2023 for the allowance for loan losses does not agree to the ending balance at December 31, 2022 because of the adoption of the new accounting standard related to loan modifications to borrowers experiencing financial difficulties.
2 Ratios are annualized for the periods presented except for the period representing the full twelve months.
The total ACL increased to $738 million, from $636 million, during the first nine months of 2023, primarily due to deterioration in economic forecasts. See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the ACL and credit trends experienced in each portfolio segment.

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
Interest Rate Risk
We strive to position the Bank for interest rate changes and manage the balance sheet sensitivity to reduce the volatility of both net interest income and economic value of equity (“EVE”). With the recent prominent bank failures during the first half of 2023, customer deposit behavior deviated from modeled behaviors, with the latter being informed using data reflecting an extended period of relatively low interest rates. As such, in addition to our historical-based assumptions, we have included adjusted deposit assumptions into our interest risk rate management, which increase the deposit beta for interest-bearing products and increase the percentage of non-interest bearing deposits that migrate to interest-bearing products. While we seek to comply with our interest rate risk limits under both sets of assumptions, management believes the adjusted deposit assumptions are more likely to reflect future behavior of deposits.
We generally have granular deposit funding, and much of this funding has an indeterminate life with no maturity, and can be withdrawn at any time. Because most deposits come from household and business accounts, their duration is generally longer than the duration of our loan portfolio. As such, we are naturally “asset-sensitive” — meaning that our assets are expected to reprice faster or more significantly than our liabilities. We regularly use interest rate swaps, investment in fixed-rate securities, and funding strategies to manage our interest rate risk. These strategies collectively have muted the expected sensitivity of net interest income to changes in interest rates. Asset sensitivity measures depend upon the assumptions we use for deposit runoff and repricing behavior. As interest rates rise, we expect some customers to move balances from demand deposits to interest-bearing accounts such as money market, savings, or certificates of deposit. Our models are particularly sensitive to the assumption about the rate of such migration.
We also assume a correlation, referred to as a “deposit beta,” with respect to interest-bearing deposits, wherein the rates paid to customers change at a different pace when compared with changes in average benchmark interest rates. Generally, certificates of deposit are assumed to have a high correlation, while interest-bearing checking accounts are assumed to have a lower correlation.
The following schedule presents deposit duration assumptions using both historical-based deposit behavior as well as the adjusted deposit assumptions discussed previously.
DEPOSIT ASSUMPTIONS

	September 30, 2023				December 31, 2022
	Historical-based assumptions		Adjusted assumptions		Historical-based assumptions
Product	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	4.2%	3.8%	3.1%	2.9%	3.6%	3.5%
Money market	2.2%	2.1%	1.5%	1.3%	2.3%	2.0%
Savings and interest-bearing checking	2.4%	2.0%	1.6%	1.1%	3.1%	2.8%

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
As noted previously, we utilize derivatives to manage interest rate risk. The following schedule presents derivatives that are designated in qualifying hedging relationships at September 30, 2023. Included are the average outstanding derivative notional amounts for each period presented and the weighted average fixed-rate paid or received for each category of cash flow and fair value hedge. Fair value hedges of assets include $2.5 billion in notional of hedges of AFS securities designated under the portfolio layer method that were added during the second quarter of 2023. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the impact of these hedging relationships on interest income and expense.
DERIVATIVES DESIGNATED IN QUALIFYING HEDGING RELATIONSHIPS

	2023	2024				2025			3Q25 - 2Q26	3Q26 - 2Q27
(Dollar amounts in millions)	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Cash flow hedges
Cash flow hedges of assets [1,2]
Average outstanding notional	$2,250	$1,817	$1,483	$1,050	$550	$350	$350	$350	$111	$100
Weighted-average fixed-rate received	2.24%	2.05%	1.96%	1.82%	1.96%	2.34%	2.34%	2.34%	1.66%	1.65%
Cash flow hedges of liabilities [3]
Average outstanding notional	$500	$500	$500	$500	$500	$500	$500	$—	$—	$—
Weighted-average fixed-rate paid	3.67%	3.67%	3.67%	3.67%	3.67%	3.67%	3.67%	—%	—%	—%
	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033
Fair value hedges
Fair value hedges of assets [4]
Average outstanding notional	$4,171	$4,444	$4,558	$4,562	$4,558	$2,428	$1,049	$1,044	$1,037	$1,001
Weighted-average fixed-rate paid	3.33%	3.24%	3.21%	3.21%	3.21%	2.47%	1.84%	1.83%	1.83%	1.83%
1 Cash flow hedges consist of receive-fixed swaps hedging pools of floating-rate loans.
2 Cash flow hedges of assets fully matures in October 2027. Amounts for 2027 have not been prorated to reflect this hedge maturing during the period.
3 Cash flow hedges of liabilities fully matures in May 2025.
4 Fair value hedges of assets consist of pay-fixed interest rate swaps hedging AFS fixed-rate securities.
Incorporating the historical-based and adjusted deposit assumptions and the impact of derivatives in qualifying hedging relationships previously discussed, the following schedule presents earnings at risk (“EaR”), or the percentage change in 12-month forward-looking net interest income, and our estimated percentage change in EVE. Both EaR and EVE are based on a static balance sheet size under parallel interest rate changes ranging from -100 bps to +300 bps. These measures highlight the sensitivity to changes in interest rates across various scenarios; the outcomes are not intended to be forecasts of expected net interest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME AND CHANGE IN ECONOMIC VALUE OF EQUITY

	September 30, 2023					December 31, 2022
	Parallel shift in rates (in bps)[1]					Parallel shift in rates (in bps)[1]
Repricing scenario	-100	0	+100	+200	+300	-100	0	+100	+200	+300
Historical-based assumptions:
Earnings at Risk (EaR)	(4.4)%	—%	4.4%	8.9%	13.3%	(2.4)%	—%	2.4%	4.8%	7.1%
Economic Value of Equity (EVE)	(0.8)%	—%	1.8%	3.5%	5.0%	2.0%	—%	(1.1)%	(2.3)%	(3.7)%

Adjusted assumptions:
Earnings at Risk (EaR)	(0.7)%	—%	0.6%	1.4%	2.0%
Economic Value of Equity (EVE)	4.4%	—%	(4.9)%	(9.7)%	(14.1)%
1 Assumes rates cannot go below zero in the negative rate shift.
Under the historical-based assumptions, the asset sensitivity, as measured by EaR, increased during the third quarter of 2023, primarily due an increase in pay-fixed interest rate swap notional, partially offset by deposit migration from low beta products to high beta products. Under the adjusted deposit assumptions, asset sensitivity decreased significantly due to faster deposit repricing. Both assumptions result in interest rate risk being within policy limits; management believes the adjusted deposit assumptions are more likely to reflect future behavior of deposits.
For interest-bearing deposits with indeterminate maturities, the weighted average modeled beta is 42% under the historical-based assumptions, and 62% under the adjusted assumptions.
The EaR analysis focuses on parallel rate shocks across the term structure of benchmark interest rates. In a non-parallel rate scenario where shorter-term rates increase slightly, but the ten-year rate increases by 200 bps, the increase in EaR as modeled under the historical-based assumptions would be approximately 50 percent larger than the change associated with the parallel +200 bps rate change.
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
Latent interest rate sensitivity refers to future changes in net interest income based upon past rate movements that have yet to be fully recognized in revenue but will be recognized over the near term. We expect latent sensitivity to reduce net interest income by approximately 2% in the third quarter of 2024, compared with the third quarter of 2023.
Emergent interest rate sensitivity refers to future changes in net interest income based upon future interest rate movements and is measured from the latent level of net interest income. If interest rates rise consistent with the forward curve at September 30, 2023, we expect emergent sensitivity to decrease net interest income by an insignificant amount from the latent sensitivity level, for a cumulative 2% reduction in net interest income.
Our focus on business banking also plays a significant role in determining the nature of our asset-liability management posture. At September 30, 2023, $24.3 billion of our commercial lending and CRE loan balances were scheduled to reprice in the next six months. For these variable-rate loans, we have executed $2.6 billion of cash flow hedges by receiving fixed rates on interest rate swaps. At September 30, 2023, we also had $3.5 billion of variable-rate consumer loans scheduled to reprice in the next six months. The impact on asset sensitivity from commercial or consumer loans with floors has become insignificant as rates have risen. See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.

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
Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in accumulated other comprehensive income (loss) (“AOCI”) for each financial reporting period. During the third quarter of 2023, the $105 million after-tax increase in AOCI loss related to investment securities was driven largely by declines in the fair value of the AFS securities primarily due to increases in benchmark interest rates. For more discussion regarding investment securities and AOCI, see the “Capital Management” section on page 34. See also Note 5 of the Notes to Consolidated Financial Statements for further information regarding the accounting for investment securities.
Market Risk – Equity Investments
Through our equity investment activities, we own equity securities that are publicly traded. In addition, we own equity securities in governmental entities and companies, e.g., Federal Reserve Board (“FRB”) and the FHLB, that are not publicly traded. Equity investments may be accounted for at cost less impairment and adjusted for observable price changes, fair value, the equity method, or proportional or full consolidation methods of accounting, depending on our ownership position and degree of influence over the investees’ business. Regardless of the accounting method, the values of our investments are subject to fluctuation. Because the fair value of these securities may fall below the cost at which we acquired them, we are exposed to the possibility of loss. Equity investments in private and public companies are evaluated, monitored, and approved by members of management in our Equity Investments Committee and Securities Valuation Committee.
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various Small Business Investment Company (“SBIC”) venture capital funds as a strategy to provide beneficial financing, growth, and expansion opportunities to diverse businesses generally in communities within our geographic footprint. Our equity exposure to these investments was approximately $185 million and $172 million at September 30, 2023 and December 31, 2022, respectively. On occasion, some of the companies within our SBIC investment may issue an initial public offering (“IPO”). In this case, the fund is generally subject to a lockout period before liquidating the investment, which can introduce additional market risk. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the valuation of our SBIC investments.
Liquidity Risk Management
Liquidity refers to our ability to meet our cash, contractual, and collateral obligations, and to manage both expected and unexpected cash flows without adversely impacting our operations or financial strength. We manage our liquidity to provide funds for our customers’ credit needs, our anticipated financial and contractual obligations, and other corporate activities. Sources of liquidity include deposits, borrowings, equity, and unencumbered assets, such as loans and investment securities. Our investment securities are primarily held as a source of contingent liquidity. We generally own securities that can readily provide us with cash and liquidity through secured borrowing agreements with securities pledged as collateral.
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
We perform regular liquidity stress tests and assess our portfolio of highly liquid assets (sufficient to cover 30-day funding needs under stress scenarios). These stress tests include projections of funding maturities, uses of funds, and assumptions of deposit runoff. The assumptions consider the size of deposit account, operational nature of deposits, type of depositor, and concentrations of funding sources including large depositors and aggregate levels of

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
uncollateralized deposits exceeding insured levels. Concentrated funding sources are given large runoff factors up to 100% in projecting stressed funding needs. Our liquidity stress testing considers multiple timeframes ranging from overnight to 12 months. Our liquidity policy requires us to maintain sufficient on-balance sheet liquidity in the form of FRB reserve balance and other highly liquid assets to meet stressed outflow assumptions.
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
For the first nine months of 2023, the primary sources of cash came from an increase in deposits, a decrease in investment securities, and net cash provided by operating activities. Uses of cash during the same period primarily included a decrease in short-term borrowings, an increase in loans and leases, and dividends paid on common and preferred stock. Cash payments for interest reflected in operating expenses were $913 million and $63 million for the first nine months of 2023 and 2022, respectively.
The FHLB and FRB have been, and continue to be, a significant source of back-up liquidity and funding. We are a member of the FHLB of Des Moines, which allows member banks to borrow against eligible loans and securities to satisfy liquidity and funding requirements. We are required to invest in FHLB and FRB stock to maintain our borrowing capacity. At September 30, 2023, our total investment in FHLB and FRB stock was $71 million and $65 million, respectively, compared with $294 million and $68 million at December 31, 2022.
At September 30, 2023, loans with a carrying value of $24.7 billion and $12.5 billion, compared with $23.7 billion and $3.9 billion at December 31, 2022, were pledged at the FHLB and FRB, respectively, as collateral for current and potential borrowings.
At September 30, 2023 and December 31, 2022, investment securities with a carrying value of $20.3 billion and $13.5 billion, respectively, were pledged as collateral for potential borrowings. For the same time periods, these pledges included $9.6 billion and $8.3 billion for available use through the GCF repo program, $6.6 billion and $1.0 billion to the FRB, and $4.1 billion and $4.2 billion to secure collateralized public and trust deposits, advances, and for other purposes.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
A large portion of these pledged assets are unencumbered, but are pledged to provide immediate access to contingency sources of funds. The following schedule presents our total available liquidity including unused collateralized borrowing capacity.
AVAILABLE LIQUIDITY

	September 30, 2023					December 31, 2022
(Dollar amounts in billions)	FHLB	FRB	GCF	BTFP	Total	FHLB	FRB	GCF	BTFP	Total

Total borrowing capacity	$16.6	$11.0	$9.3	$6.9	$43.8	$16.6	$4.0	$8.4	$—	$29.0
Borrowings outstanding	1.6	—	1.0	—	2.6	7.2	—	2.7	—	9.9
Remaining capacity, at period end	$15.0	$11.0	$8.3	$6.9	$41.2	$9.4	$4.0	$5.7	$—	$19.1

Cash and due from banks					0.7					0.7
Interest-bearing deposits [1]					1.7					1.3
Total available liquidity					$43.6					$21.1
Ratio of available liquidity to uninsured deposits					140%					56%
1 Represents funds deposited by the Bank primarily at the Federal Reserve Bank.
At September 30, 2023 and December 31, 2022, our total available liquidity was $43.6 billion, compared with $21.1 billion, respectively. At September 30, 2023, we had sources of liquidity which exceeded our uninsured deposits without the need to sell any investment securities.
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
The following schedule presents our current credit ratings.

CREDIT RATINGS
as of October 31, 2023:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

Kroll	Positive	A-	BBB+	K2
S&P	Negative	BBB+	BBB	NR
Fitch	Stable	BBB+	BBB	F2
Moody's	Stable	Baa2	NR	P2
Various uncertainties in the banking industry during the first nine months of 2023 resulted in ratings pressure for a number of banks, including Zions. As a result, the credit rating agencies took the following actions related to our issuer, debt, and deposit ratings:
•In April 2023, Moody's downgraded our long-term issuer rating to Baa2 from Baa1, our short-term debt rating to P2 from P1, and changed their outlook on our long-term deposit and issuer ratings to “Stable” from “Ratings under review.”
•In May 2023, Standard & Poor's (“S&P”) changed their outlook on our long-term deposit and issuer ratings to “Negative” from “Stable.”
•In October 2023, Fitch downgraded our short-term debt rating to F2 from F1.
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
SHAREHOLDERS' EQUITY

(Dollar amounts in millions)	September 30, 2023	December 31, 2022	Amount change	Percent change
Shareholders’ equity:
Preferred stock	$440	$440	$—	—%
Common stock and additional paid-in capital	1,726	1,754	(28)	(2)
Retained earnings	6,157	5,811	346	6
Accumulated other comprehensive loss	(3,008)	(3,112)	104	3
Total shareholders' equity	$5,315	$4,893	$422	9%
Total shareholders’ equity increased $422 million, or 9%, to $5.3 billion at September 30, 2023, compared with $4.9 billion at December 31, 2022. Common stock and additional paid-in capital decreased $28 million, primarily due to common stock repurchases during the first quarter of 2023. As the macroeconomic environment remained uncertain, we did not repurchase common shares during the second or third quarters of 2023, nor do we expect to repurchase common shares during the fourth quarter of 2023.
AOCI was a $3.0 billion loss at September 30, 2023, and, for the first nine months of 2023, reflected (1) a $169 million decline in the fair value of fixed-rate AFS securities as a result of higher interest rates, primarily offset by $158 million in unrealized loss amortization associated with the securities transferred from AFS to HTM during the fourth quarter of 2022, and (2) a $114 million increase in unrealized gains and other adjustments associated with derivative instruments used for risk management purposes. Absent any sales or credit impairment of the AFS securities, the unrealized losses will not be recognized in earnings. We do not intend to sell any securities with unrealized losses. Although changes in AOCI are reflected in shareholders’ equity, they are excluded from regulatory capital, and therefore do not impact our regulatory ratios.
For more discussion on our investment securities portfolio and related unrealized gains and losses, see Note 5 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CAPITAL DISTRIBUTIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except share data)	2023	2022	2023	2022
Capital distributions:
Preferred dividends paid	$7	$6	$22	$22
Total capital distributed to preferred shareholders	7	6	22	22
Common dividends paid	61	62	184	178
Bank common stock repurchased [1]	—	50	50	151
Total capital distributed to common shareholders	61	112	234	329
Total capital distributed to preferred and common shareholders	$68	$118	$256	$351
Weighted average diluted common shares outstanding (in thousands)	147,653	149,792	147,794	150,766
Common shares outstanding, at period end (in thousands)	148,146	149,611	148,146	149,611
1 Includes amounts related to the common shares acquired from our publicly announced plans and those acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options.
Pursuant to the OCC’s “Earnings Limitation Rule,” our dividend payments are restricted to an amount equal to the sum of the total of (1) our net income for that year, and (2) retained earnings for the preceding two years, unless the OCC approves the declaration and payment of dividends in excess of such amount. At September 30, 2023, we had $1.9 billion of retained net profits available for distribution.
During the third quarter of 2023, we paid dividends on preferred stock of $7 million and dividends on common stock of $61 million, or $0.41 per share. In October 2023, the Board declared a regular quarterly dividend of $0.41 per common share, payable on November 16, 2023 to shareholders of record on November 9, 2023. See Note 9 of the Notes to Consolidated Financial Statements for additional information about our capital management actions.
Basel III
We are subject to Basel III capital requirements that include certain minimum regulatory capital ratios. At September 30, 2023, we exceeded all capital adequacy requirements under the Basel III capital rules. Based on our internal stress testing and other assessments of capital adequacy, we believe we hold capital sufficiently in excess of internal and regulatory requirements for well-capitalized banks. See the “Supervision and Regulation” section and Note 15 of our 2022 Form 10-K for more information about our compliance with the Basel III capital requirements. The following schedule presents our capital amounts, capital ratios, and other selected performance ratios.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CAPITAL AMOUNTS AND RATIOS

(Dollar amounts in millions)	September 30, 2023	December 31, 2022	September 30, 2022
Basel III risk-based capital amounts:
Common equity tier 1 capital	$6,803	$6,481	$6,342
Tier 1 risk-based	7,242	6,921	6,781
Total risk-based	8,500	8,077	7,887
Risk-weighted assets	66,615	66,111	65,985
Basel III risk-based capital ratios:
Common equity tier 1 capital ratio	10.2%	9.8%	9.6%
Tier 1 risk-based ratio	10.9	10.5	10.3
Total risk-based ratio	12.8	12.2	12.0
Tier 1 leverage ratio	8.3	7.7	7.5
Other ratios:
Average equity to average assets (three months ended)	6.2%	5.4%	6.5%
Return on average common equity (three months ended)	13.5	25.4	15.8
Return on average tangible common equity (three months ended) [1]	17.3	33.4	19.6
Tangible equity ratio [1]	4.9	4.3	4.2
Tangible common equity ratio [1]	4.4	3.8	3.7
1 See “Non-GAAP Financial Measures” on page 37 for more information regarding these ratios.
On July 27, 2023, bank regulators issued a proposal to implement the Basel Committee on Banking Supervision’s finalization of the post-crisis bank regulatory capital reforms. The proposal provides for a July 1, 2025 effective date, subject to a three-year phase-in period for certain aspects of the proposal. Bank regulators recently extended the comment period for the proposal to January 16, 2024.
The proposal, commonly referred to as Basel III “Endgame,” would significantly revise the capital requirements applicable to large banking organizations, defined as those with total assets of $100 billion or more. At September 30, 2023, we had $87.3 billion in total assets and do not currently qualify as a large banking organization. We are evaluating the potential future impact of the proposal, as we expect it is more likely than not we would become subject to this proposal over the next few years.
Under the proposal, at such time we were to increase our total assets to $100 billion or more, we would, among other things, be required to (1) include unrealized gains and losses on AFS debt securities in regulatory capital, (2) hold capital for operational risk and market risk, and (3) calculate risk-based capital ratios under both the standardized approach and the expanded risk-based approach.
On August 29, 2023, bank regulators issued a proposal that would expand a long-term debt requirement to all banks with total assets of $100 billion or more. The proposed rule would require these banks to have a minimum outstanding amount of eligible long-term debt that is the greater of (i) 6% of total risk-weighted assets; (ii) 2.5% of total leverage exposure, and (iii) 3.5% of average total assets. In the event we were to increase our total assets to $100 billion or more, we would have a three-year implementation period to issue debt and meet the other requirements under the proposal. At September 30, 2023, if enacted as proposed, the estimated amount of incremental debt we would be required to issue would be approximately $3.5 billion over the three year phase-in period.
Additionally, on August 29, 2023, the FDIC issued a proposal that revises the requirements for resolution planning (“living wills”) for banks in two asset categories. Under the proposal, banks with total assets of $100 billion or more would be required to submit more detailed living wills, while banks with total assets between $50 billion and $100 billion would submit more limited information filings, in each case filed biennially beginning in 2025.

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
Non-GAAP financial measures have inherent limitations and are not necessarily comparable to similar financial measures that may be presented by other financial services companies. Although non-GAAP financial measures are frequently used by stakeholders to evaluate a company, they have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of results reported under generally accepted accounting principles (“GAAP”).
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
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		September 30, 2023	June 30, 2023	September 30, 2022

Net earnings applicable to common shareholders (GAAP)		$168	$166	$211
Adjustment, net of tax:
Amortization of core deposit and other intangibles		1	1	1
Net earnings applicable to common shareholders, net of tax	(a)	$169	$167	$212
Average common equity (GAAP)		$4,938	$4,818	$5,303
Average goodwill and intangibles		(1,061)	(1,063)	(1,021)
Average tangible common equity (non-GAAP)	(b)	$3,877	$3,755	$4,282
Number of days in quarter	(c)	92	91	92
Number of days in year	(d)	365	365	365
Return on average tangible common equity (non-GAAP) [1]	(a/b/c)*d	17.3%	17.8%	19.6%
1 Excluding the effect of AOCI from average tangible common equity would result in associated returns of 9.9%, 10.0%, and 13.2% for the periods presented, respectively.
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		September 30, 2023	June 30, 2023	September 30, 2022

Total shareholders’ equity (GAAP)		$5,315	$5,283	$4,696
Goodwill and intangibles		(1,060)	(1,062)	(1,034)
Tangible equity (non-GAAP)	(a)	4,255	4,221	3,662
Preferred stock		(440)	(440)	(440)
Tangible common equity (non-GAAP)	(b)	$3,815	$3,781	$3,222
Total assets (GAAP)		$87,269	$87,230	$88,474
Goodwill and intangibles		(1,060)	(1,062)	(1,034)
Tangible assets (non-GAAP)	(c)	$86,209	$86,168	$87,440
Common shares outstanding (in thousands)	(d)	148,146	148,144	149,611
Tangible equity ratio (non-GAAP)	(a/c)	4.9%	4.9%	4.2%
Tangible common equity ratio (non-GAAP)	(b/c)	4.4%	4.4%	3.7%
Tangible book value per common share (non-GAAP)	(b/d)	$25.75	$25.52	$21.54

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
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Nine Months Ended		Year Ended
(Dollar amounts in millions)		September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022	December 31, 2022

Noninterest expense (GAAP)	(a)	$496	$508	$479	$1,516	$1,407	$1,878
Adjustments:
Severance costs		—	13	—	14	1	1
Other real estate expense, net		—	—	—	—	1	1
Amortization of core deposit and other intangibles		2	1	1	5	1	1
Restructuring costs		1	—	—	1	—	—
SBIC investment success fee accrual [1]		—	—	1	—	—	(1)
Total adjustments	(b)	3	14	2	20	3	2
Adjusted noninterest expense (non-GAAP)	(a-b)=(c)	$493	$494	$477	$1,496	$1,404	$1,876
Net interest income (GAAP)	(d)	$585	$591	$663	$1,855	$1,800	$2,520
Fully taxable-equivalent adjustments	(e)	11	11	10	31	27	37
Taxable-equivalent net interest income (non-GAAP)	(d+e)=f	596	602	673	1,886	1,827	2,557
Noninterest income (GAAP)	g	180	189	165	529	479	632
Combined income (non-GAAP)	(f+g)=(h)	776	791	838	2,415	2,306	3,189
Adjustments:
Fair value and nonhedge derivative gains		7	1	4	5	20	16
Securities gains (losses), net [1]		4	—	6	5	(10)	(15)
Total adjustments [2]	(i)	11	1	10	10	10	1
Adjusted taxable-equivalent revenue (non-GAAP)	(h-i)=(j)	$765	$790	$828	$2,405	$2,296	$3,188
Pre-provision net revenue (non-GAAP)	(h)-(a)	$280	$283	$359	$899	$899	$1,311
Adjusted PPNR (non-GAAP)	(j)-(c)	272	296	351	909	892	1,312
Efficiency ratio (non-GAAP) [2]	(c/j)	64.4%	62.5%	57.6%	62.2%	61.1%	58.8%
1 The success fee accrual is associated with the gains and losses from our SBIC investments, which are excluded from the efficiency ratio through securities gains (losses), net.
2 Excluding the $13 million gain on sale of bank-owned premises recorded in dividends and other income, the efficiency ratio for the three months ended June 30, 2023 would have been 63.6%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 1.    FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$700	$657
Money market investments:
Interest-bearing deposits	1,704	1,340
Federal funds sold and securities purchased under agreements to resell	1,427	2,426
Investment securities:
Held-to-maturity, at amortized cost (fair value: $10,049 and $11,239)	10,559	11,126
Available-for-sale, at fair value	10,148	11,915
Trading, at fair value	31	465
Total investment securities	20,738	23,506
Loans held for sale	41	8
Loans and leases, net of unearned income and fees	56,893	55,653
Less allowance for loan and lease losses	681	575
Loans held for investment, net of allowance	56,212	55,078
Other noninterest-bearing investments	929	1,130
Premises, equipment and software, net	1,410	1,408
Goodwill and intangibles	1,060	1,065
Other real estate owned	7	3
Other assets	3,041	2,924
Total assets	$87,269	$89,545
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$26,733	$35,777
Interest-bearing:
Savings and money market	37,090	33,566
Time	11,576	2,309
Total deposits	75,399	71,652
Federal funds and other short-term borrowings	4,346	10,417
Long-term debt	540	651
Reserve for unfunded lending commitments	57	61
Other liabilities	1,612	1,871
Total liabilities	81,954	84,652
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	440	440
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 148,146 and 148,664 shares) and additional paid-in capital	1,726	1,754
Retained earnings	6,157	5,811
Accumulated other comprehensive income (loss)	(3,008)	(3,112)
Total shareholders’ equity	5,315	4,893
Total liabilities and shareholders’ equity	$87,269	$89,545
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except shares and per share amounts)	2023	2022	2023	2022
Interest income:
Interest and fees on loans	$831	$551	$2,348	$1,456
Interest on money market investments	35	24	140	42
Interest on securities	144	132	419	372
Total interest income	1,010	707	2,907	1,870
Interest expense:
Interest on deposits	366	19	668	32
Interest on short- and long-term borrowings	59	25	384	38
Total interest expense	425	44	1,052	70
Net interest income	585	663	1,855	1,800
Provision for credit losses:
Provision for loan and lease losses	44	60	136	70
Provision for unfunded lending commitments	(3)	11	(4)	9
Total provision for credit losses	41	71	132	79
Net interest income after provision for credit losses	544	592	1,723	1,721
Noninterest income:
Commercial account fees	43	40	131	118
Card fees	26	27	75	77
Retail and business banking fees	17	17	49	57
Loan-related fees and income	23	18	63	61
Capital markets fees	18	25	62	61
Wealth management fees	15	14	44	41
Other customer-related fees	15	15	46	46
Customer-related noninterest income	157	156	470	461
Fair value and nonhedge derivative income	7	4	5	20
Dividends and other income (loss)	12	(1)	49	8
Securities gains (losses), net	4	6	5	(10)
Total noninterest income	180	165	529	479
Noninterest expense:
Salaries and employee benefits	311	312	974	931
Technology, telecom, and information processing	62	53	175	158
Occupancy and equipment, net	42	38	122	112
Professional and legal services	16	14	45	42
Marketing and business development	10	11	35	28
Deposit insurance and regulatory expense	20	13	60	36
Credit-related expense	6	8	19	22
Other real estate expense, net	—	—	—	1
Other	29	30	86	77
Total noninterest expense	496	479	1,516	1,407
Income before income taxes	228	278	736	793
Income taxes	53	61	182	170
Net income	175	217	554	623
Preferred stock dividends	(7)	(6)	(22)	(22)
Net earnings applicable to common shareholders	$168	$211	$532	$601
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	147,648	149,628	147,784	150,510
Diluted shares (in thousands)	147,653	149,792	147,794	150,766
Net earnings per common share:
Basic	$1.13	$1.40	$3.57	$3.96
Diluted	1.13	1.40	3.57	3.96
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022

Net income for the period	$175	$217	$554	$623
Other comprehensive income (loss), net of tax:
Net unrealized holding losses on investment securities [1]	(105)	(909)	(11)	(2,729)
Net unrealized gains (losses) on other noninterest-bearing investments	1	(1)	1	(2)
Net unrealized holding gains (losses) on derivative instruments	(6)	(138)	15	(322)
Reclassification adjustment for decrease (increase) in interest income recognized in earnings on derivative instruments	32	8	99	(7)
Total other comprehensive income (loss), net of tax	(78)	(1,040)	104	(3,060)
Comprehensive income (loss)	$97	$(823)	$658	$(2,437)
See accompanying notes to consolidated financial statements.
1 For the three and nine months ended September 30, 2023, the amounts include $160 million and $169 million related to the decline in the fair value of fixed-rate AFS securities as a result of higher interest rates, offset by $55 million and $158 million in unrealized loss amortization associated with the securities transferred from AFS to HTM during the fourth quarter of 2022, respectively.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at June 30, 2023	$440	148,144	$—	$1,722	$6,051	$(2,930)	$5,283
Net income for the period					175		175
Other comprehensive loss, net of tax						(78)	(78)
Net activity under employee plans and related tax benefits		2		4			4
Dividends on preferred stock					(7)		(7)
Dividends on common stock, $0.41 per share					(61)		(61)
Change in deferred compensation					(1)		(1)
Balance at September 30, 2023	$440	148,146	$—	$1,726	$6,157	$(3,008)	$5,315

Balance at June 30, 2022	$440	150,471	$—	$1,845	$5,447	$(2,100)	$5,632
Net income for the period					217		217
Other comprehensive loss, net of tax						(1,040)	(1,040)
Bank common stock repurchased		(888)		(50)			(50)
Net activity under employee plans and related tax benefits		28		4			4
Dividends on preferred stock					(6)		(6)
Dividends on common stock, $0.41 per share					(61)		(61)
Balance at September 30, 2022	$440	149,611	$—	$1,799	$5,597	$(3,140)	$4,696

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions, except shares and per share amounts)	Preferred stock	Common stock		Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares (in thousands)	Amount

Balance at December 31, 2022	$440	148,664	$—	$1,754	$5,811	$(3,112)	$4,893
Net income for the period					554		554
Other comprehensive income, net of tax						104	104
Cumulative effect adjustment, due to adoption of ASU 2022-02, net of tax					2		2
Bank common stock repurchased		(953)		(50)			(50)
Net activity under employee plans and related tax benefits		435		22			22
Dividends on preferred stock					(22)		(22)
Dividends on common stock, $1.23 per share					(184)		(184)
Change in deferred compensation					(4)		(4)
Balance at September 30, 2023	$440	148,146	$—	$1,726	$6,157	$(3,008)	$5,315

Balance at December 31, 2021	$440	151,625	$—	$1,928	$5,175	$(80)	$7,463
Net income for the period					623		623
Other comprehensive loss, net of tax						(3,060)	(3,060)
Bank common stock repurchased		(2,602)		(151)			(151)
Net activity under employee plans and related tax benefits		588		22			22
Dividends on preferred stock					(22)		(22)
Dividends on common stock, $1.17 per share					(178)		(178)
Change in deferred compensation					(1)		(1)
Balance at September 30, 2022	$440	149,611	$—	$1,799	$5,597	$(3,140)	$4,696
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$554	$623
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	132	79
Depreciation and amortization	108	79
Share-based compensation	28	25
Deferred income tax expense	21	15
Net decrease (increase) in trading securities	434	(154)
Net decrease (increase) in loans held for sale	(10)	51
Change in other liabilities	(260)	745
Change in other assets	74	(467)
Other, net	49	(20)
Net cash provided by operating activities	1,130	976
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in money market investments	636	8,328
Proceeds from maturities and paydowns of investment securities held-to-maturity	811	250
Purchases of investment securities held-to-maturity	(40)	(232)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	1,846	2,743
Purchases of investment securities available-for-sale	(484)	(5,829)
Net change in loans and leases	(1,241)	(3,026)
Purchases and sales of other noninterest-bearing investments	207	(147)
Purchases of premises and equipment	(84)	(154)
Other, net	(19)	21
Net cash provided by investing activities	1,632	1,954
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	3,747	(6,794)
Net change in short-term borrowed funds	(6,071)	4,461
Redemption of long-term debt	(128)	(290)
Proceeds from the issuance of common stock	2	8
Dividends paid on common and preferred stock	(211)	(200)
Bank common stock repurchased	(50)	(151)
Other, net	(8)	(10)
Net cash used in financing activities	(2,719)	(2,976)
Net increase (decrease) in cash and due from banks	43	(46)
Cash and due from banks at beginning of period	657	595
Cash and due from banks at end of period	$700	$549
Cash paid for interest	$913	$63
Net cash paid for income taxes	233	5
Noncash activities:
Loans held for investment reclassified to loans held for sale, net	67	100
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2023
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
The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying Notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and accompanying footnotes included in our 2022 Form 10-K.
We evaluated events that occurred between September 30, 2023 and the date the accompanying financial statements were issued, and determined that there were no material events that would require adjustments to our consolidated financial statements or significant disclosure in the accompanying Notes.
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
Fair Value Hierarchy
The following schedule presents assets and liabilities measured at fair value on a recurring basis:

(In millions)	September 30, 2023
	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	$460	$8,367	$—	$8,827
Municipal securities		1,297		1,297
Other debt securities		24		24
Total available-for-sale	460	9,688	—	10,148
Trading securities		31		31
Other noninterest-bearing investments:
Bank-owned life insurance		551		551
Private equity investments [1]	3		89	92
Other assets:
Agriculture loan servicing			17	17
Deferred compensation plan assets	116			116
Derivatives		628		628
Total assets	$579	$10,898	$106	$11,583
LIABILITIES
Securities sold, not yet purchased	$34	$—	$—	$34
Other liabilities:
Derivatives		512		512
Total liabilities	$34	$512	$—	$546
1 The Level 1 private equity investments (“PEIs”) relate to the portion of our Small Business Investment Company (“SBIC”) investments that are publicly traded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	December 31, 2022
	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	$393	$9,815	$—	$10,208
Municipal securities		1,634		1,634
Other debt securities		73		73
Total available-for-sale	393	11,522	—	11,915
Trading securities	395	70		465
Other noninterest-bearing investments:
Bank-owned life insurance		546		546
Private equity investments [1]	4		81	85
Other assets:
Agriculture loan servicing			14	14
Deferred compensation plan assets	114			114
Derivatives		386		386
Total assets	$906	$12,524	$95	$13,525
LIABILITIES
Securities sold, not yet purchased	$187	$—	$—	$187
Other liabilities:
Derivatives		451		451
Total liabilities	$187	$451	$—	$638
1 The Level 1 PEIs relate to the portion of our SBIC investments that are publicly traded.
Level 3 Valuations
Our Level 3 financial instruments include PEIs and agriculture loan servicing. For additional information regarding our Level 3 financial instruments, including the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2022 Form 10-K.
Rollforward of Level 3 Fair Value Measurements
The following schedule presents a rollforward of assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended				Nine Months Ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
(In millions)	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing

Balance at beginning of period	$84	$17	$77	$12	$81	$14	$66	$12
Unrealized securities gains (losses), net	2	—	2	—	(1)	—	7	—
Other noninterest income (expense)	—	—	—	—	—	4	—	—
Purchases	3	—	2	—	9	(1)	11	—
Cost of investments sold	—	—	—	—	—	—	(3)	—
Transfers out [1]	—	—	—	—	—	—	—	—
Balance at end of period	$89	$17	$81	$12	$89	$17	$81	$12
1 Represents the transfer of SBIC investments out of Level 3 and into Level 1 because they are publicly traded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The rollforward of Level 3 instruments includes the following realized gains and losses recognized in securities gains (losses) on the consolidated statement of income for the periods presented:

(In millions)	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Securities gains (losses), net	$—	$—	$—	$(2)
Nonrecurring Fair Value Measurements
Certain assets and liabilities may be measured at fair value on a nonrecurring basis, including impaired loans that have been measured based on the fair value of the underlying collateral, other real estate owned (“OREO”), and equity investments without readily determinable fair values. Nonrecurring fair value adjustments generally include changes in value resulting from observable price changes for equity investments without readily determinable fair values, write-downs of individual assets, or the application of lower of cost or fair value accounting. At September 30, 2023, we had $1 million of collateral-dependent loans classified in Level 2, and we recognized $2 million of losses from fair value changes related to these loans. At December 31, 2022, we had an insignificant amount of assets or liabilities that had fair value changes measured on a nonrecurring basis. For additional information regarding the measurement of fair value for impaired loans, collateral-dependent loans, and OREO, see Note 3 of our 2022 Form 10-K.

Fair Value of Certain Financial Instruments
The following schedule presents the carrying values and estimated fair values of certain financial instruments:

	September 30, 2023			December 31, 2022
(In millions)	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Financial assets:
Held-to-maturity investment securities	$10,559	$10,049	2	$11,126	$11,239	2
Loans and leases (including loans held for sale), net of allowance	56,253	53,372	3	55,086	53,093	3
Financial liabilities:
Time deposits	11,576	11,519	2	2,309	2,269	2
Long-term debt	540	475	2	651	635	2
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
4. OFFSETTING ASSETS AND LIABILITIES
The following schedules present gross and net information for selected financial instruments on the balance sheet.

	September 30, 2023
				Gross amounts not offset in the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$1,427	$—	$1,427	$—	$—	$1,427
Derivatives (included in other assets)	628	—	628	(2)	(621)	5
Total assets	$2,055	$—	$2,055	$(2)	$(621)	$1,432
Liabilities:
Federal funds and other short-term borrowings	$4,346	$—	$4,346	$—	$—	$4,346
Derivatives (included in other liabilities)	512	—	512	(2)	(1)	509
Total liabilities	$4,858	$—	$4,858	$(2)	$(1)	$4,855

	December 31, 2022
				Gross amounts not offset in the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset in the balance sheet	Net amounts presented in the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$2,451	$(25)	$2,426	$—	$—	$2,426
Derivatives (included in other assets)	386	—	386	(10)	(367)	9
Total assets	$2,837	$(25)	$2,812	$(10)	$(367)	$2,435
Liabilities:
Federal funds and other short-term borrowings	$10,442	$(25)	$10,417	$—	$—	$10,417
Derivatives (included in other liabilities)	451	—	451	(10)	—	441
Total liabilities	$10,893	$(25)	$10,868	$(10)	$—	$10,858
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
5. INVESTMENTS
Investment Securities
Investment securities are classified as held-to-maturity (“HTM”), available-for-sale (“AFS”), or trading. HTM securities, which management has the intent and ability to hold until maturity, are measured at amortized cost. The amortized cost amounts represent the original cost of the investments, adjusted for related amortization or accretion of any purchase premiums or discounts, and for any impairment losses, including credit-related impairment. When a security is transferred from AFS to HTM, the difference between its amortized cost basis and fair value at the date of transfer is amortized as a yield adjustment through interest income, and the fair value at the date of transfer results in either a premium or discount to the amortized cost basis of the HTM securities. The amortization of unrealized losses reported in accumulated other comprehensive income (“AOCI”) will offset the effect of the amortization of the premium or discount in interest income that is created by the transfer.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
AFS securities are measured at fair value, and changes in fair value (unrealized gains and losses) are reported as net increases or decreases to AOCI, net of related taxes. Trading securities are measured at fair value with gains and losses recognized in current period earnings. The carrying values of our securities do not include accrued interest receivables of $60 million and $75 million at September 30, 2023 and December 31, 2022, respectively. These receivables are presented on the consolidated balance sheet in “Other assets.” See Notes 3 and 5 of our 2022 Form 10-K for more information regarding our process to estimate the fair value and accounting for our investment securities, respectively.
During the fourth quarter of 2022, we transferred approximately $10.7 billion fair value ($13.1 billion amortized cost) of mortgage-backed AFS securities to the HTM category. The transfer of these securities from AFS to HTM at fair value resulted in a discount to the amortized cost basis of the HTM securities equivalent to the $2.4 billion ($1.8 billion after tax) of unrealized losses in AOCI attributable to these securities. The amortization of the unrealized losses will offset the effect of the accretion of the discount created by the transfer. At September 30, 2023, the unamortized discount on the HTM securities totaled approximately $2.2 billion ($1.6 billion after tax).
The following schedule presents the amortized cost and estimated fair values of our HTM and AFS securities:

	September 30, 2023
(In millions)	Amortized cost	Gross unrealized gains [1]	Gross unrealized losses	Estimated fair value
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$94	$—	$8	$86
Agency guaranteed mortgage-backed securities	10,106	—	469	9,637
Municipal securities	359	—	33	326
Total held-to-maturity	10,559	—	510	10,049
Available-for-sale
U.S. Treasury securities	585	—	125	460
U.S. Government agencies and corporations:
Agency securities	692	—	47	645
Agency guaranteed mortgage-backed securities	8,739	—	1,595	7,144
Small Business Administration loan-backed securities	606	—	28	578
Municipal securities	1,431	—	134	1,297
Other debt securities	25	—	1	24
Total available-for-sale	12,078	—	1,930	10,148
Total HTM and AFS investment securities	$22,637	$—	$2,440	$20,197
1 Gross unrealized gains for the respective security categories were individually less than $1 million.

	December 31, 2022
(In millions)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$100	$—	$7	$93
Agency guaranteed mortgage-backed securities	10,621	165	14	10,772
Municipal securities	405	—	31	374
Total held-to-maturity	11,126	165	52	11,239
Available-for-sale
U.S. Treasury securities	557	—	164	393
U.S. Government agencies and corporations:
Agency securities	782	—	46	736
Agency guaranteed mortgage-backed securities	9,652	—	1,285	8,367
Small Business Administration loan-backed securities	740	1	29	712
Municipal securities	1,732	1	99	1,634
Other debt securities	75	—	2	73
Total available-for-sale	13,538	2	1,625	11,915
Total HTM and AFS investment securities	$24,664	$167	$1,677	$23,154

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Maturities
The following schedule presents the amortized cost and weighted average yields of debt securities by contractual maturity of principal payments at September 30, 2023. This schedule does not reflect the duration of the portfolio, which would incorporate amortization, expected prepayments, interest rate resets, and fair value hedges; the effects of which result in measured durations shorter than contractual maturities.

	September 30, 2023
	Total debt securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollar amounts in millions)	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$94	3.54%	$—	—%	$—	—%	$—	—%	$94	3.54%
Agency guaranteed mortgage-backed securities	10,106	1.85	—	—	—	—	46	1.95	10,060	1.85
Municipal securities [1]	359	3.17	26	2.77	129	2.96	169	3.40	35	3.10
Total held-to-maturity securities	10,559	1.91	26	2.77	129	2.96	215	3.09	10,189	1.87
Available-for-sale
U.S. Treasury securities	585	3.28	184	5.31	—	—	—	—	401	2.35
U.S. Government agencies and corporations:
Agency securities	692	2.66	111	0.95	184	3.13	210	2.70	187	3.15
Agency guaranteed mortgage-backed securities	8,739	2.01	4	3.09	199	1.57	1,459	2.12	7,077	2.00
Small Business Administration loan-backed securities	606	5.37	1	3.96	28	6.08	141	4.35	436	5.66
Municipal securities [1]	1,431	2.18	125	2.50	469	2.61	698	1.84	139	2.10
Other debt securities	25	8.74	—	—	—	—	10	9.50	15	8.23
Total available-for-sale securities	12,078	2.31	425	3.32	880	2.59	2,518	2.24	8,255	2.25
Total HTM and AFS investment securities	$22,637	2.12%	$451	3.29%	$1,009	2.64%	$2,733	2.31%	$18,444	2.04%
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents gross unrealized losses for AFS securities and the estimated fair value by length of time the securities have been in an unrealized loss position.

	September 30, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$—	$—	$125	$276	$125	$276
U.S. Government agencies and corporations:
Agency securities	—	1	47	621	47	622
Agency guaranteed mortgage-backed securities	89	305	1,506	6,779	1,595	7,084
Small Business Administration loan-backed securities	—	24	28	490	28	514
Municipal securities	6	229	128	1,050	134	1,279
Other	—	—	1	14	1	14
Total available-for-sale investment securities	$95	$559	$1,835	$9,230	$1,930	$9,789

	December 31, 2022
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$94	$308	$70	$85	$164	$393
U.S. Government agencies and corporations:
Agency securities	39	634	7	102	46	736
Agency guaranteed mortgage-backed securities	447	4,322	838	4,042	1,285	8,364
Small Business Administration loan-backed securities	8	101	21	524	29	625
Municipal securities	63	1,295	36	256	99	1,551
Other	2	13	—	—	2	13
Total available-for-sale investment securities	$653	$6,673	$972	$5,009	$1,625	$11,682
At September 30, 2023 and December 31, 2022, approximately 3,129 and 3,562 AFS investment securities were in an unrealized loss position, respectively.
Impairment
On a quarterly basis, we review our investment securities portfolio for the presence of impairment on an individual security basis. For additional information on our policy and impairment evaluation process for investment securities, see Note 5 of our 2022 Form 10-K.
AFS Impairment
We did not recognize any impairment on our AFS investment securities portfolio during the first nine months of 2023. Unrealized losses primarily relate to changes in interest rates subsequent to purchase and are not attributable to credit; as such, absent any future sales, we would expect to receive the full principal value at maturity. At September 30, 2023, we had not initiated any sales of AFS securities, nor did we have an intent to sell any identified securities with unrealized losses. We do not believe it is more likely than not that we would be required to sell such securities before recovery of their amortized cost basis.
HTM Impairment
For HTM securities, the allowance for credit losses (“ACL”) is assessed consistent with the approach described in Note 6 for loans and leases measured at amortized cost. At September 30, 2023, the ACL on HTM securities was less than $1 million, all HTM securities were risk-graded as “Pass” in terms of credit quality, and none were considered past due.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Securities Gains and Losses Recognized in Income
The following schedule presents securities gains and losses recognized in the consolidated income statement.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Available-for-sale	$—	$—	$—	$—	$72	$73	$—	$—
Trading	1	1	—	—	11	10	—	—
Other noninterest-bearing investments	6	2	6	—	19	14	10	20
Total gains	7	3	6	—	102	97	10	20
Net gains (losses) [1]		$4		$6		$5		$(10)
1 Net gains (losses) were recognized in securities gains (losses) in the income statement.
The following schedule presents interest income by security type.

	Three Months Ended September 30,
	2023			2022
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$58	$1	$59	$2	$1	$3
Available-for-sale	76	9	85	115	11	126
Trading	—	—	—	—	3	3
Total securities	$134	$10	$144	$117	$15	$132

	Nine Months Ended September 30,
	2023			2022
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$178	$3	$181	$7	$3	$10
Available-for-sale	214	23	237	320	30	350
Trading	—	1	1	—	12	12
Total securities	$392	$27	$419	$327	$45	$372

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
6. LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
Loans and leases are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	September 30, 2023	December 31, 2022

Loans held for sale	$41	$8
Commercial:
Commercial and industrial [1]	$16,341	$16,377
Leasing	373	386
Owner-occupied	9,273	9,371
Municipal	4,221	4,361
Total commercial	30,208	30,495
Commercial real estate:
Construction and land development	2,575	2,513
Term	10,565	10,226
Total commercial real estate	13,140	12,739
Consumer:
Home equity credit line	3,313	3,377
1-4 family residential	8,116	7,286
Construction and other consumer real estate	1,510	1,161
Bankcard and other revolving plans	475	471
Other	131	124
Total consumer	13,545	12,419
Total loans and leases	$56,893	$55,653
1 Commercial and industrial loan balances include Paycheck Protection Program (“PPP”) loans of $106 million and $197 million for the respective periods presented.
Loans and leases are measured and presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $34 million and $49 million at September 30, 2023 and December 31, 2022, respectively. Amortized cost basis does not include accrued interest receivables of $290 million and $247 million at September 30, 2023 and December 31, 2022, respectively. These receivables are presented in the consolidated balance sheet within the “Other assets” line item.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $205 million at September 30, 2023 and $262 million at December 31, 2022.
Loans with a carrying value of $37.2 billion at September 30, 2023 and $27.6 billion at December 31, 2022 have been pledged at the Federal Reserve (“FRB”) and the Federal Home Loan Bank (“FHLB”) of Des Moines as collateral for current and potential borrowings.
At the time of origination, we determine the classification of loans as either held for investment or held for sale. Loans held for sale are measured at fair value or the lower of cost or fair value and primarily consist of (1) commercial real estate (“CRE”) loans that are sold into securitization entities, and (2) conforming residential mortgages that are generally sold to U.S. government agencies. The following schedule presents loans added to, or sold from, the held for sale category during the periods presented.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022

Loans added to held for sale	$183	$96	$489	$583
Loans sold from held for sale	204	112	480	635
Occasionally, we have continuing involvement in the sold loans in the form of servicing rights or guarantees. The principal balance of sold loans for which we retain servicing was $3.4 billion and $3.5 billion at September 30, 2023 and December 31, 2022, respectively. During the third quarter of 2023, we sold the servicing rights related to $3.0 billion of mortgage loans, but retained sub-servicing through October 2023.
Income from sold loans, excluding servicing, was $8 million and $15 million for the three and nine months ended September 30, 2023, and $2 million and $12 million for the three and nine months ended September 30, 2022, respectively. The increase in income from sold loans during the third quarter of 2023 was primarily due to a $4 million gain on the sale of certain mortgage servicing rights.
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
Changes in the ACL are summarized as follows:

	Three Months Ended September 30, 2023
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$323	$181	$147	$651
Provision for loan losses	3	44	(3)	44
Gross loan and lease charge-offs	12	3	5	20
Recoveries	5	—	1	6
Net loan and lease charge-offs (recoveries)	7	3	4	14
Balance at end of period	$319	$222	$140	$681
Reserve for unfunded lending commitments
Balance at beginning of period	$20	$29	$11	$60
Provision for unfunded lending commitments	1	(1)	(3)	(3)
Balance at end of period	$21	$28	$8	$57
Total allowance for credit losses at end of period
Allowance for loan losses	$319	$222	$140	$681
Reserve for unfunded lending commitments	21	28	8	57
Total allowance for credit losses	$340	$250	$148	$738

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2023
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at December 31, 2022	$300	$156	$119	$575
Adjustment for change in accounting standard	—	(4)	1	(3)
Balance at beginning of period	$300	$152	$120	$572
Provision for loan losses	37	73	26	136
Gross loan and lease charge-offs	35	3	11	49
Recoveries	17	—	5	22
Net loan and lease charge-offs (recoveries)	18	3	6	27
Balance at end of period	$319	$222	$140	$681
Reserve for unfunded lending commitments
Balance at beginning of period	$16	$33	$12	$61
Provision for unfunded lending commitments	5	(5)	(4)	(4)
Balance at end of period	$21	$28	$8	$57
Total allowance for credit losses at end of period
Allowance for loan losses	$319	$222	$140	$681
Reserve for unfunded lending commitments	21	28	8	57
Total allowance for credit losses	$340	$250	$148	$738

	Three Months Ended September 30, 2022
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$286	$114	$108	$508
Provision for loan losses	41	17	2	60
Gross loan and lease charge-offs	37	—	1	38
Recoveries	6	—	5	11
Net loan and lease charge-offs (recoveries)	31	—	(4)	27
Balance at end of period	$296	$131	$114	$541
Reserve for unfunded lending commitments
Balance at beginning of period	$13	$15	$10	$38
Provision for unfunded lending commitments	3	7	1	11
Balance at end of period	$16	$22	$11	$49
Total allowance for credit losses at end of period
Allowance for loan losses	$296	$131	$114	$541
Reserve for unfunded lending commitments	16	22	11	49
Total allowance for credit losses	$312	$153	$125	$590

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2022
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$311	$107	$95	$513
Provision for loan losses	29	24	17	70
Gross loan and lease charge-offs	65	—	8	73
Recoveries	21	—	10	31
Net loan and lease charge-offs (recoveries)	44	—	(2)	42
Balance at end of period	$296	$131	$114	$541
Reserve for unfunded lending commitments
Balance at beginning of period	$19	$11	$10	$40
Provision for unfunded lending commitments	(3)	11	1	9
Balance at end of period	$16	$22	$11	$49
Total allowance for credit losses at end of period
Allowance for loan losses	$296	$131	$114	$541
Reserve for unfunded lending commitments	16	22	11	49
Total allowance for credit losses	$312	$153	$125	$590
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
The amortized cost basis of nonaccrual loans is summarized as follows:

	September 30, 2023
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Loans held for sale	$17	$—	$17	$—
Commercial:
Commercial and industrial	$9	$50	$59	$16
Owner-occupied	18	9	27	1
Total commercial	27	59	86	17
Commercial real estate:
Construction and land development	22	—	22	—
Term	30	10	40	3
Total commercial real estate	52	10	62	3
Consumer:
Home equity credit line	1	15	16	7
1-4 family residential	5	30	35	6
Total consumer loans	6	45	51	13
Total	$85	$114	$199	$33

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2022
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance
Commercial:
Commercial and industrial	$8	$55	$63	$27
Owner-occupied	13	11	24	1
Total commercial	21	66	87	28
Commercial real estate:
Term	—	14	14	2
Total commercial real estate	—	14	14	2
Consumer:
Home equity credit line	1	10	11	2
1-4 family residential	9	28	37	3
Total consumer loans	10	38	48	5
Total	$31	$118	$149	$35
For accruing loans, interest is accrued and interest payments are recognized into interest income according to the contractual loan agreement. For nonaccruing loans, the accrual of interest is discontinued, any uncollected or accrued interest is reversed from interest income in a timely manner (generally within one month), and any payments received on these loans are not recognized into interest income, but are applied as a reduction to the principal outstanding. When the collectability of the amortized cost basis for a nonaccrual loan is no longer in doubt, then interest payments may be recognized in interest income on a cash basis. For the three and nine months ended September 30, 2023 and 2022, there was no interest income recognized on a cash basis during the period the loans were on nonaccrual.
The amount of accrued interest receivables reversed from interest income during the periods presented is summarized by loan portfolio segment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022

Commercial	$2	$3	$7	$11
Commercial real estate	2	1	2	1
Consumer	—	—	1	—
Total	$4	$4	$10	$12
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Past due loans (accruing and nonaccruing) are summarized as follows:

	September 30, 2023
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$16,282	$45	$14	$59	$16,341	$3	$40
Leasing	373	—	—	—	373	—	—
Owner-occupied	9,254	6	13	19	9,273	11	24
Municipal	4,214	7	—	7	4,221	—	—
Total commercial	30,123	58	27	85	30,208	14	64
Commercial real estate:
Construction and land development	2,568	5	2	7	2,575	—	21
Term	10,521	42	2	44	10,565	1	12
Total commercial real estate	13,089	47	4	51	13,140	1	33
Consumer:
Home equity credit line	3,300	7	6	13	3,313	—	8
1-4 family residential	8,085	11	20	31	8,116	—	12
Construction and other consumer real estate	1,510	—	—	—	1,510	—	—
Bankcard and other revolving plans	472	2	1	3	475	1	—
Other	130	1	—	1	131	—	—
Total consumer loans	13,497	21	27	48	13,545	1	20
Total	$56,709	$126	$58	$184	$56,893	$16	$117

	December 31, 2022
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$16,331	$24	$22	$46	$16,377	$4	$45
Leasing	386	—	—	—	386	—	—
Owner-occupied	9,344	20	7	27	9,371	1	15
Municipal	4,361	—	—	—	4,361	—	—
Total commercial	30,422	44	29	73	30,495	5	60
Commercial real estate:
Construction and land development	2,511	2	—	2	2,513	—	—
Term	10,179	37	10	47	10,226	—	4
Total commercial real estate	12,690	39	10	49	12,739	—	4
Consumer:
Home equity credit line	3,369	5	3	8	3,377	—	6
1-4 family residential	7,258	9	19	28	7,286	—	16
Construction and other consumer real estate	1,161	—	—	—	1,161	—	—
Bankcard and other revolving plans	467	3	1	4	471	1	—
Other	124	—	—	—	124	—	—
Total consumer loans	12,379	17	23	40	12,419	1	22
Total	$55,491	$100	$62	$162	$55,653	$6	$86
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
There were no loans classified as Doubtful at September 30, 2023 and December 31, 2022.
For consumer loans and for CRE loans with commitments greater than $1 million, we generally assign internal risk grades similar to those described previously based on automated rules that depend on refreshed credit scores, payment performance, and other risk indicators. These are generally assigned either a Pass, Special Mention, or Substandard grade, and are reviewed as we identify information that might warrant a grade change.
The following schedule presents the amortized cost basis of loans and leases categorized by year of origination and by credit quality classification as monitored by management. The schedule also summarizes the current period gross charge-offs by year of origination.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	September 30, 2023
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2023	2022	2021	2020	2019	Prior			Total
Commercial:
Commercial and industrial
Pass	$1,955	$2,775	$1,402	$681	$552	$639	$7,727	$177	$15,908
Special Mention	4	12	13	6	1	47	90	1	174
Accruing Substandard	2	64	7	2	19	8	96	2	200
Nonaccrual	4	5	2	2	11	2	31	2	59
Total commercial and industrial	1,965	2,856	1,424	691	583	696	7,944	182	16,341
Gross charge-offs	1	4	—	—	—	—	7	—	12
Leasing
Pass	62	140	52	35	50	32	—	—	371
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	2	—	—	—	—	—	—	2
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	62	142	52	35	50	32	—	—	373
Gross charge-offs	—	—	—	—	—	—	—	—	—
Owner-occupied
Pass	835	2,006	2,031	1,029	738	2,041	199	53	8,932
Special Mention	3	8	60	4	17	14	2	—	108
Accruing Substandard	4	39	41	18	18	81	5	—	206
Nonaccrual	1	—	1	12	3	10	—	—	27
Total owner-occupied	843	2,053	2,133	1,063	776	2,146	206	53	9,273
Gross charge-offs	—	—	—	—	—	—	—	—	—
Municipal
Pass	320	1,067	1,174	657	395	548	4	—	4,165
Special Mention	7	31	—	—	—	—	—	—	38
Accruing Substandard	—	7	6	3	1	1	—	—	18
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	327	1,105	1,180	660	396	549	4	—	4,221
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total commercial	3,197	6,156	4,789	2,449	1,805	3,423	8,154	235	30,208
Total commercial gross charge-offs	1	4	—	—	—	—	7	—	12
Commercial real estate:
Construction and land development
Pass	431	787	469	171	8	5	465	121	2,457
Special Mention	6	—	52	—	—	—	11	—	69
Accruing Substandard	—	10	—	17	—	—	—	—	27
Nonaccrual	—	—	—	—	21	—	1	—	22
Total construction and land development	437	797	521	188	29	5	477	121	2,575
Gross charge-offs	—	—	—	—	1	—	—	—	1
Term
Pass	1,303	2,511	1,975	1,569	854	1,569	235	165	10,181
Special Mention	55	56	12	42	46	8	4	—	223
Accruing Substandard	59	18	3	12	5	24	—	—	121
Nonaccrual	—	26	—	—	3	11	—	—	40
Total term	1,417	2,611	1,990	1,623	908	1,612	239	165	10,565
Gross charge-offs	—	2	—	—	—	—	—	—	2
Total commercial real estate	1,854	3,408	2,511	1,811	937	1,617	716	286	13,140
Total commercial real estate gross charge-offs	—	2	—	—	1	—	—	—	3

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	September 30, 2023
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2023	2022	2021	2020	2019	Prior			Total
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	3,195	97	3,292
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	5	—	5
Nonaccrual	—	—	—	—	—	—	14	2	16
Total home equity credit line	—	—	—	—	—	—	3,214	99	3,313
Gross charge-offs	—	—	—	—	—	—	3	—	3
1-4 family residential
Pass	722	2,083	1,719	1,002	605	1,948	—	—	8,079
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	2	—	—	2
Nonaccrual	—	2	2	3	3	25	—	—	35
Total 1-4 family residential	722	2,085	1,721	1,005	608	1,975	—	—	8,116
Gross charge-offs	—	—	—	—	—	—	—	—	—
Construction and other consumer real estate
Pass	140	1,016	314	22	10	7	—	—	1,509
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	1	—	—	1
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	140	1,016	314	22	10	8	—	—	1,510
Gross charge-offs	—	—	—	—	—	—	—	—	—
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	471	2	473
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	—	—	—
Total bankcard and other revolving plans	—	—	—	—	—	—	473	2	475
Gross charge-offs	—	—	—	—	—	—	2	—	2
Other consumer
Pass	54	42	20	7	5	3	—	—	131
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	54	42	20	7	5	3	—	—	131
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total consumer	916	3,143	2,055	1,034	623	1,986	3,687	101	13,545
Total consumer gross charge-offs	—	—	—	—	—	—	5	—	5
Total loans	$5,967	$12,707	$9,355	$5,294	$3,365	$7,026	$12,557	$622	$56,893
Total gross charge-offs	$1	$6	$—	$—	$1	$—	$12	$—	$20

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2022
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2022	2021	2020	2019	2018	Prior			Total
Commercial:
Commercial and industrial
Pass	$3,363	$1,874	$979	$876	$293	$264	$8,054	$182	$15,885
Special Mention	1	2	10	52	1	2	50	—	118
Accruing Substandard	26	7	17	78	30	67	84	2	311
Nonaccrual	—	8	5	11	1	2	32	4	63
Total commercial and industrial	3,390	1,891	1,011	1,017	325	335	8,220	188	16,377
Leasing
Pass	160	71	47	66	18	19	—	—	381
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	5	—	—	5
Nonaccrual	—	—	—	—	—	—	—	—	—
Total leasing	160	71	47	66	18	24	—	—	386
Owner-occupied
Pass	2,157	2,285	1,143	874	654	1,679	187	74	9,053
Special Mention	1	15	5	8	3	16	1	—	49
Accruing Substandard	16	33	48	20	55	64	9	—	245
Nonaccrual	1	1	2	4	5	10	1	—	24
Total owner-occupied	2,175	2,334	1,198	906	717	1,769	198	74	9,371
Municipal
Pass	1,230	1,220	816	441	168	437	8	—	4,320
Special Mention	32	6	—	—	—	—	—	—	38
Accruing Substandard	—	—	—	—	—	3	—	—	3
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	1,262	1,226	816	441	168	440	8	—	4,361
Total commercial	6,987	5,522	3,072	2,430	1,228	2,568	8,426	262	30,495
Commercial real estate:
Construction and land development
Pass	548	671	455	81	2	2	617	96	2,472
Special Mention	1	1	—	—	—	—	—	—	2
Accruing Substandard	17	—	—	22	—	—	—	—	39
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	566	672	455	103	2	2	617	96	2,513
Term
Pass	2,861	2,107	1,686	1,012	666	1,229	276	112	9,949
Special Mention	39	21	11	—	4	1	—	—	76
Accruing Substandard	42	2	34	21	53	35	—	—	187
Nonaccrual	—	—	—	4	1	9	—	—	14
Total term	2,942	2,130	1,731	1,037	724	1,274	276	112	10,226
Total commercial real estate	3,508	2,802	2,186	1,140	726	1,276	893	208	12,739

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2022
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2022	2021	2020	2019	2018	Prior			Total
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	3,265	98	3,363
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	3	—	3
Nonaccrual	—	—	—	—	—	—	8	3	11
Total home equity credit line	—	—	—	—	—	—	3,276	101	3,377
1-4 family residential
Pass	1,913	1,503	1,024	638	381	1,788	—	—	7,247
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	2	—	—	2
Nonaccrual	—	2	2	4	3	26	—	—	37
Total 1-4 family residential	1,913	1,505	1,026	642	384	1,816	—	—	7,286
Construction and other consumer real estate
Pass	583	485	64	19	5	5	—	—	1,161
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	583	485	64	19	5	5	—	—	1,161
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	468	2	470
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	1	—	1
Nonaccrual	—	—	—	—	—	—	—	—	—
Total bankcard and other revolving plans	—	—	—	—	—	—	469	2	471
Other consumer
Pass	68	30	12	8	4	2	—	—	124
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	68	30	12	8	4	2	—	—	124
Total consumer	2,564	2,020	1,102	669	393	1,823	3,745	103	12,419
Total loans	$13,059	$10,344	$6,360	$4,239	$2,347	$5,667	$13,064	$573	$55,653
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
A modified loan on nonaccrual will generally remain on nonaccrual until the borrower has proven the ability to perform under the modified structure for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on nonaccrual. There were less than $1 million of loans to borrowers experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2023, which were still in default at period end, and were within 12 months or less of being modified.
The amortized cost of loans to borrowers experiencing financial difficulty that were modified during the period, by loan class and modification type, is summarized in the following schedule:

	Three Months Ended September 30, 2023
	Amortized cost associated with the following modification types:
	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$35	$—	$1	$—	$36	0.2%
Owner-occupied	—	3	—	—	—	3	—
Total commercial	—	38	—	1	—	39	0.1
Commercial real estate:
Construction and land development	—	—	—	—	—	—	—
Term	—	83	—	—	—	83	0.8
Total commercial real estate	—	83	—	—	—	83	0.6
Consumer:
1-4 family residential	—	—	—	—	1	1	—
Bankcard and other revolving plans	—	—	—	—	—	—	—
Total consumer loans	—	—	—	—	1	1	—
Total	$—	$121	$—	$1	$1	$123	0.2%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2023
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$63	$—	$1	$—	$64	0.4%
Owner-occupied	4	8	—	—	—	12	0.1
Total commercial	4	71	—	1	—	76	0.3
Commercial real estate:
Construction and land development	—	23	—	—	—	23	0.9
Term	—	141	—	—	—	141	1.3
Total commercial real estate	—	164	—	—	—	164	1.2
Consumer:
1-4 family residential	—	—	1	—	1	2	—
Bankcard and other revolving plans	—	1	—	—	—	1	0.2
Total consumer loans	—	1	1	—	1	3	—
Total	$4	$236	$1	$1	$1	$243	0.4%
1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $10 million at September 30, 2023.
3 Amounts less than 0.05% are rounded to zero.
The financial impact of loan modifications to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023, is summarized in the following schedule:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	Weighted-average term extension (in months)	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)
Commercial:
Commercial and industrial	16	—%	12
Owner-occupied	2	4.4	13
Total commercial	14	4.4	12
Commercial real estate:
Construction and land development	0	—	5
Term	21	—	17
Total commercial real estate	21	—	16
Consumer: [1]
1-4 family residential	217	—	153
Bankcard and other revolving plans	0	—	63
Total consumer loans	217	—	117
Total weighted average financial impact	19	4.4%	16
1 Primarily relates to a small number of loans within each consumer loan class.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Loan modifications to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023, resulted in less than $1 million of principal forgiveness for the total loan portfolio for both periods.
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after January 1, 2023 (the date we adopted ASU 2022-02) through September 30, 2023, presented by portfolio segment and loan class.

	September 30, 2023
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total amortized cost of loans
Commercial:
Commercial and industrial	$64	$—	$—	$—	$64
Owner-occupied	9	3	—	3	12
Total commercial	73	3	—	3	76
Commercial real estate:
Construction and land development	23	—	—	—	23
Term	128	13	—	13	141
Total commercial real estate	151	13	—	13	164
Consumer:
1-4 family residential	2	—	—	—	2
Bankcard and other revolving plans	1	—	—	—	1
Total consumer loans	3	—	—	—	3
Total	$227	$16	$—	$16	$243
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
Select information on loans for which the borrower is experiencing financial difficulties and repayment is expected to be provided substantially through the operation or sale of the underlying collateral, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

	September 30, 2023
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Commercial and industrial	$3	Accounts receivable, Inventory	25%
Owner-occupied	12	Hospital	29%
Total commercial	15
Commercial real estate:
Construction and land development	1	Land	56%
Term	4	Hotel, Office building	57%
Total commercial real estate	5
Total	$20

	December 31, 2022
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Owner-occupied	$2	Land, Warehouse	29%
Commercial real estate:
Term	1	Multi-family	55%
Consumer:
Home equity credit line	1	Single family residential	13%
1-4 family residential	3	Single family residential	41%
Total	$7
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
At September 30, 2023 and December 31, 2022, we did not have any foreclosed residential real estate property. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure was $11 million and $10 million for the same periods, respectively.

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
Fair Value Hedges of Assets – During the third quarter of 2023, we entered into new hedges of a defined portfolio of fixed-rate commercial loans using pay-fixed, receive-floating swaps with an aggregate notional amount of $1.0 billion that were designated as fair value hedges under the portfolio layer method described in ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method.
At September 30, 2023, we also had pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $1.1 billion designated as fair value hedges of specifically identified AFS securities. Fair value hedges of fixed-rate assets effectively convert the fixed interest income to a floating rate on the hedged portion of the assets. Changes in fair value of derivatives designated as fair value hedges of fixed-rate financial assets were largely offset by changes in the value of the hedged assets, as shown in the schedules on the following pages. We had an additional $2.5 billion in aggregate notional amount of pay-fixed swaps designated under the portfolio layer method as fair value hedges of a defined portfolio of fixed-rate AFS securities.
Cash Flow Hedges – At September 30, 2023, we had receive-fixed interest rate swaps with an aggregate notional amount of $2.6 billion designated as cash flow hedges of pools of floating-rate commercial loans. At September 30, 2023, there was $201 million of losses deferred in AOCI related to terminated cash flow hedges that are expected to be fully amortized by October 2027. Additionally, at September 30, 2023, we had one pay-fixed interest rate swap with a notional amount of $500 million designated as a cash flow hedge of the variability in the interest payments on certain FHLB advances. Changes in the fair value of qualifying cash flow hedges during the quarter were recorded in AOCI as shown in the schedule below. The amounts deferred in AOCI are reclassified into earnings in the periods in which the hedged interest receipts or payments occur (i.e., when the hedged forecasted transactions affect earnings).
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
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit risk-related feature were triggered, such as a downgrade of our credit rating. In past situations, counterparties

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
have not generally demanded that additional collateral be pledged when provided for by the contractual terms. At September 30, 2023, the fair value of our derivative liabilities was $512 million, for which we were required to pledge cash collateral of $1 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s (“S&P”) or Moody’s at September 30, 2023, there would likely be no additional collateral required to be pledged.
Derivative Amounts
The following schedule presents information regarding notional amounts and recorded gross fair values at September 30, 2023 and December 31, 2022, and the related gain (loss) of derivative instruments.

	September 30, 2023			December 31, 2022
	Notional amount [1]	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets:
Receive-fixed interest rate swaps	$2,550	$—	$—	$7,633	$—	$1
Cash flow hedges of floating-rate liabilities:
Pay-fixed interest rate swaps	500	—	—	—	—	—
Fair value hedges:
Debt hedges: Receive-fixed interest rate swaps	—	—	—	500	—	—
Asset hedges: Pay-fixed interest rate swaps	4,571	108	—	1,228	84	—
Total derivatives designated as hedging instruments	7,621	108	—	9,361	84	1
Derivatives not designated as hedging instruments:
Customer interest rate derivatives [1]	13,835	515	510	13,670	296	443
Other interest rate derivatives	985	2	—	862	—	—
Foreign exchange derivatives	234	3	2	605	6	7
Purchased credit derivatives	—	—	—	—	—	—
Total derivatives not designated as hedging instruments	15,054	520	512	15,137	302	450
Total derivatives	$22,675	$628	$512	$24,498	$386	$451
1 Customer interest rate derivatives include both customer-facing derivative as well as offsetting derivatives facing other dealer banks. The fair value of these derivatives include a net credit valuation adjustment (“CVA”) of $17 million, reducing the fair value of the liability at September 30, 2023, and $13 million, reducing the fair value of the liability at December 31, 2022.
The amount of derivative gains (losses) from cash flow and fair value hedges that were deferred in other comprehensive income (“OCI”) or recognized in earnings for the three and nine months ended September 30, 2023 and 2022 is presented in the schedules below.

	Three Months Ended September 30, 2023
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness/AOCI reclass due to missed forecast
Cash flow hedges of floating-rate assets:[1]
Purchased interest rate floors	$—	$—	$—	$—
Received-fixed interest rate swaps	7	(41)	—	—
Cash flow hedges of floating-rate liabilities:
Pay-fixed interest rate swaps	(3)	2	—	—
Fair value hedges:				—
Debt hedges: Receive-fixed interest rate swaps	—	—	—	—
Basis amortization on terminated hedges[2]	—	—	(2)	—
Asset hedges: Pay-fixed interest rate swaps	—	—	20	(1)
Basis amortization on terminated asset hedges[3]	—	—	—	—
Total derivatives designated as hedging instruments	$4	$(39)	$18	$(1)

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2023
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness/AOCI reclass due to missed forecast
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$—	$—	$—
Received-fixed interest rate swaps	24	(131)	—	—
Cash flow hedges of floating-rate liabilities:
Pay-fixed interest rate swaps	8	3	—	—
Fair value hedges:
Debt hedges: Receive-fixed interest rate swaps	—	—	(5)	—
Basis amortization on terminated debt hedges [2]	—	—	(3)	—
Asset hedges: Pay-fixed interest rate swaps	—	—	36	(1)
Basis amortization on terminated asset hedges [3]	—	—	—	—
Total derivatives designated as hedging instruments	$32	$(128)	$28	$(1)

	Three Months Ended September 30, 2022
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness/AOCI reclass due to missed forecast
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$—	$—	$—
Interest rate swaps	(183)	(11)	—	—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	(1)	—
Basis amortization on terminated hedges[2]	—	—	—	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	1	—
Basis amortization on terminated hedges [2]	—	—	—	—
Total derivatives designated as hedging instruments	$(183)	$(11)	$—	$—

	Nine Months Ended September 30, 2022
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness/AOCI reclass due to missed forecast
Cash flow hedges of floating-rate assets: [1]
Purchased interest rate floors	$—	$2	$—	$—
Interest rate swaps	(427)	7	—	$—
Fair value hedges of liabilities:
Receive-fixed interest rate swaps	—	—	2	—
Basis amortization on terminated hedges [2,3]	—	—	1	—
Fair value hedges of assets:
Pay-fixed interest rate swaps	—	—	(1)	$—
Basis amortization on terminated hedges [2,3]	—	—	—	$—
Total derivatives designated as hedging instruments	$(427)	$9	$2	$—
1 For the 12 months following September 30, 2023, we estimate that $133 million of losses will be reclassified from AOCI into interest income, compared with an estimate of $173 million of losses at September 30, 2022.
2 At September 30, 2023, the total cumulative unamortized basis adjustment for terminated fair value hedges of debt was $48 million. We did not have any cumulative unamortized basis adjustment for terminated hedges of debt at September 30, 2022. We had $3 million and $10 million of cumulative unamortized basis adjustments from terminated fair value hedges of assets at September 30, 2023 and 2022, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amount of gains (losses) recognized from derivatives not designated as accounting hedges is summarized as follows:

	Other Noninterest Income/(Expense)
(In millions)	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	$11	$22	$11	$42
Other interest rate derivatives	1	4	—	—
Foreign exchange derivatives	8	22	8	21
Purchased credit derivatives	—	(1)	—	—
Total derivatives not designated as hedging instruments	$20	$47	$19	$63
The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented.

	Gain/(loss) recorded in income
	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(In millions)	Derivatives [2]	Hedged items	Total income statement impact	Derivatives [2]	Hedged items	Total income statement impact

Debt: Receive-fixed interest rate swaps [1,2]	$—	$—	$—	$(25)	$25	$—
Assets: Pay-fixed interest rate swaps [1,2]	144	(145)	(1)	67	(67)	—

	Gain/(loss) recorded in income
	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(In millions)	Derivatives [2]	Hedged items	Total income statement impact	Derivatives [2]	Hedged items	Total income statement impact

Debt: Receive-fixed interest rate swaps [1,2]	$14	$(14)	$—	$(75)	$75	$—
Assets: Pay-fixed interest rate swaps [1,2]	171	(172)	(1)	217	(217)	—
1 Consists of hedges of benchmark interest rate risk of fixed-rate long-term debt, fixed-rate AFS securities, and fixed-rate commercial loans. Gains and losses were recorded in net interest expense or income consistent with the hedged items.
2 The income/expense for derivatives does not reflect interest income/expense from periodic accruals and payments to be consistent with the presentation of the gains/(losses) on the hedged items.
The following schedule provides information regarding basis adjustments for hedged items.

	Par value of hedged assets/(liabilities)		Carrying amount of the hedged assets/(liabilities) [1]		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item
(In millions)	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022

Long-term fixed-rate debt [2]	$—	$(500)	$—	$(435)	$—	$65
Fixed-rate assets [3]	12,550	1,228	12,176	962	(374)	(266)
1 Carrying amounts exclude (1) issuance and purchase discounts or premiums, (2) unamortized issuance and acquisition costs, and (3) amounts related to terminated fair value hedges.
2 We terminated the remaining fair value hedge of debt during the second quarter of 2023. The remaining hedge basis adjustments will be amortized over the life of the associated debt.
3 These amounts include the amortized cost basis of defined portfolios of AFS securities and commercial loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the defined portfolio anticipated to be outstanding for the designated hedged period. At September 30, 2023, the amortized cost basis of the defined portfolios used in these hedging relationships was $11.5 billion; the cumulative basis adjustment associated with these hedging relationships was $103.9 million; and the notional amounts of the designated hedging instruments were $3.5 billion.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
8. LEASES
We have operating and finance leases for branches, corporate offices, and data centers. At September 30, 2023, we had 409 branches, of which 277 are owned and 132 are leased. We lease our headquarters in Salt Lake City, Utah. The remaining maturities of our lease commitments range from the year 2023 to 2062, and some lease arrangements include options to extend or terminate the leases.
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
The following schedule presents ROU assets and lease liabilities with associated weighted average remaining life and discount rate.

(Dollar amounts in millions)	September 30, 2023	December 31, 2022
Operating leases
ROU assets, net of amortization	$170	$173
Lease liabilities	197	198
Finance leases
ROU assets, net of amortization	3	4
Lease liabilities	4	4
Weighted average remaining lease term (years)
Operating leases	8.4	8.4
Finance leases	16.7	17.4
Weighted average discount rate
Operating leases	3.2%	2.9%
Finance leases	3.1%	3.1%
Additional information related to lease expense is presented in the following schedule.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Lease expense:
Operating lease expense	$11	$11	$32	$35
Other expenses associated with operating leases [1]	16	13	46	38
Total lease expense	$27	$24	$78	$73

Related cash disbursements from operating leases	$11	$12	$36	$37
1 Other expenses primarily include property taxes and building and property maintenance.
The following schedule presents the total contractual undiscounted lease payments for operating lease liabilities by expected due date for each of the next five years.

(In millions)	Total undiscounted lease payments

2023 [1]	$12
2024	43
2025	34
2026	29
2027	21
Thereafter	91
Total	$230
1 Contractual maturities for the three months remaining in 2023.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We enter into certain lease agreements where we are the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which we occupy portions of the building. Operating lease income was $3 million for both the third quarter of 2023 and 2022, and $11 million and $10 million for the first nine months of 2023 and 2022, respectively.
We originated equipment leases, considered to be sales-type leases or direct financing leases, totaling $374 million and $386 million at September 30, 2023 and December 31, 2022, respectively. We recorded income of $4 million and $3 million on these leases for the third quarter of 2023 and 2022, respectively, and $12 million and $9 million for the first nine months of 2023 and 2022, respectively.
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
LONG-TERM DEBT

(In millions)	September 30, 2023	December 31, 2022

Subordinated notes [1]	$536	$519
Senior notes	—	128
Finance lease obligations	4	4
Total	$540	$651
1 The change in the subordinated notes balance is primarily due to a fair value hedge accounting adjustment. See also Note 7.
The decrease in long-term debt was primarily due to the redemption of $128 million, 4.50% matured senior notes during the second quarter of 2023.
Shareholders' Equity
Our common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. At September 30, 2023, there were 148.1 million shares of $0.001 par value common stock outstanding. Common stock and additional paid-in capital decreased $28 million, or 2%, to $1.7 billion at September 30, 2023, from December 31, 2022, primarily due to common stock repurchases during the first quarter of 2023. As the macroeconomic environment remained uncertain, we did not repurchase common shares during the second or third quarters of 2023, nor do we expect to repurchase common shares during the fourth quarter of 2023.
AOCI was a $3.0 billion loss at September 30, 2023. The following schedule presents the changes in AOCI by major component.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	Net unrealized gains/(losses) on investment securities	Net unrealized gains/(losses) on derivatives and other	Pension and post-retirement	Total
Nine Months Ended September 30, 2023
Balance at December 31, 2022	$(2,800)	$(311)	$(1)	$(3,112)
OCI (loss) before reclassifications, net of tax [1]	(11)	16	—	5
Amounts reclassified from AOCI, net of tax	—	99	—	99
Other comprehensive income (loss)	(11)	115	—	104
Balance at September 30, 2023	$(2,811)	$(196)	$(1)	$(3,008)
Income tax expense (benefit) included in OCI (loss)	$(4)	$38	$—	$34
Nine Months Ended September 30, 2022
Balance at December 31, 2021	$(78)	$—	$(2)	$(80)
OCI (loss) before reclassifications, net of tax	(2,729)	(324)	—	(3,053)
Amounts reclassified from AOCI, net of tax	—	(7)	—	(7)
Other comprehensive loss	(2,729)	(331)	—	(3,060)
Balance at September 30, 2022	$(2,807)	$(331)	$(2)	$(3,140)
Income tax benefit included in OCI (loss)	$(884)	$(107)	$—	$(991)
1 For the nine months ended September 30, 2023, the amounts include $169 million related to the decline in the fair value of fixed-rate AFS securities as a result of higher interest rates, offset by $158 million in unrealized loss amortization associated with the securities transferred from AFS to HTM during the fourth quarter of 2022, respectively.

	Amounts reclassified from AOCI [1]				Statement of income (SI)
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Details about AOCI components	2023	2022	2023	2022		Affected line item

Net unrealized gains (losses) on derivative instruments	$(42)	$(11)	$(131)	$9	SI	Interest and fees on loans
Less: Income tax expense (benefit)	(10)	(3)	(32)	2
Amounts reclassified from AOCI	$(32)	$(8)	$(99)	$7
1 Positive reclassification amounts indicate increases to earnings in the income statement.
10. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES
Commitments and Guarantees
The following schedule presents the contractual amounts related to off-balance sheet financial instruments used to meet the financing needs of our customers.

(In millions)	September 30, 2023	December 31, 2022

Unfunded lending commitments [1]	$29,693	$29,628
Standby letters of credit:
Financial	549	667
Performance	180	184
Commercial letters of credit	20	11
Mortgage-backed security purchase agreements [2]	59	23
Total unfunded commitments	$30,501	$30,513
1 Net of participations.
2 Represents agreements with Farmer Mac to purchase securities backed by certain agricultural mortgage loans.
For more information about these commitments and guarantees including their terms and collateral requirements, see Note 16 of our 2022 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Legal Matters
We are involved in various legal proceedings or governmental inquiries, which may include litigation in court and arbitral proceedings, as well as investigations, examinations, and other actions brought or considered by governmental and self-regulatory agencies. Litigation may relate to lending, deposit and other customer relationships, vendor and contractual issues, employee matters, intellectual property matters, personal injuries and torts, regulatory and legal compliance, and other matters. While most matters relate to individual claims, we are also subject to putative class action claims and similar broader claims. Proceedings, investigations, examinations, and other actions brought or considered by governmental and self-regulatory agencies may relate to our banking, investment advisory, trust, securities, and other products and services; our customers’ involvement in money laundering, fraud, securities violations and other illicit activities or our policies and practices relating to such customer activities; and our compliance with the broad range of banking, securities and other laws and regulations applicable to us. At any given time, we may be in the process of responding to subpoenas, requests for documents, data and testimony relating to such matters and engaging in discussions to resolve the matters.
At September 30, 2023, we were subject to the following material litigation:
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
•Sipple v. Zions Bancorporation, N.A., brought against us in the District Court of Clark County, Nevada in February 2021 with respect to foreign transaction fees. This case is in the discovery phase and trial has been scheduled for late spring 2024.
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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available at September 30, 2023, we estimated that the aggregate range of reasonably possible losses for those matters to be from zero to approximately $5 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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
11. REVENUE RECOGNITION
We derive our revenue primarily from interest income on loans and securities, which represented approximately 82% of our total revenue in the third quarter of 2023. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. For more information about our revenue recognition from contracts, see Note 17 of our 2022 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Disaggregation of Revenue
The schedule below presents net revenue by our operating business segments for the three months ended September 30, 2023 and 2022.

	Zions Bank		CB&T		Amegy
(In millions)	2023	2022	2023	2022	2023	2022

Commercial account fees	$14	$13	$8	$7	$14	$12
Card fees	13	14	5	5	8	8
Retail and business banking fees	5	5	3	3	3	4
Capital markets fees	—	—	—	—	—	—
Wealth management fees	7	5	1	1	4	4
Other customer-related fees	2	2	2	2	2	2
Total noninterest income from contracts with customers (ASC 606)	41	39	19	18	31	30
Other noninterest income (non-ASC 606 customer-related)	6	4	7	9	12	11
Total customer-related noninterest income	47	43	26	27	43	41
Other noncustomer-related noninterest income	2	1	2	1	3	—
Total noninterest income	49	44	28	28	46	41
Net interest income	167	197	143	154	107	137
Total net revenue	$216	$241	$171	$182	$153	$178

	NBAZ		NSB		Vectra
(In millions)	2023	2022	2023	2022	2023	2022

Commercial account fees	$2	$2	$3	$3	$2	$2
Card fees	4	4	4	4	3	2
Retail and business banking fees	2	2	3	3	1	1
Capital markets fees	—	—	—	—	—	—
Wealth management fees	1	1	1	1	—	—
Other customer-related fees	—	—	—	—	1	1
Total noninterest income from contracts with customers (ASC 606)	9	9	11	11	7	6
Other noninterest income (non-ASC 606 customer-related)	1	2	1	1	1	2
Total customer-related noninterest income	10	11	12	12	8	8
Other noncustomer-related noninterest income	—	1	—	—	—	—
Total noninterest income	10	12	12	12	8	8
Net interest income	66	64	46	50	36	41
Total net revenue	$76	$76	$58	$62	$44	$49

	TCBW		Other		Consolidated Bank
(In millions)	2023	2022	2023	2022	2023	2022

Commercial account fees	$1	$1	$(1)	$—	$43	$40
Card fees	1	—	(1)	1	37	38
Retail and business banking fees	—	—	—	(1)	17	17
Capital markets fees	—	—	1	1	1	1
Wealth management fees	—	—	—	—	14	12
Other customer-related fees	—	—	7	8	14	15
Total noninterest income from contracts with customers (ASC 606)	2	1	6	9	126	123
Other noninterest income (non-ASC 606 customer-related)	—	1	3	3	31	33
Total customer-related noninterest income	2	2	9	12	157	156
Other noncustomer-related noninterest income	—	—	16	6	23	9
Total noninterest income	2	2	25	18	180	165
Net interest income	15	17	5	3	585	663
Total net revenue	$17	$19	$30	$21	$765	$828

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The schedule below presents net revenue by our operating business segments for the nine months ended September 30, 2023 and 2022.

	Zions Bank		CB&T		Amegy
(In millions)	2023	2022	2023	2022	2023	2022

Commercial account fees	$42	$40	$24	$21	$42	$33
Card fees	39	41	15	15	24	24
Retail and business banking fees	14	17	8	10	10	12
Capital markets fees	—	—	—	—	—	—
Wealth management fees	19	17	3	3	13	12
Other customer-related fees	6	6	6	4	5	5
Total noninterest income from contracts with customers (ASC 606)	120	121	56	53	94	86
Other noninterest income (non-ASC 606 customer-related)	19	15	26	23	29	33
Total customer-related noninterest income	139	136	82	76	123	119
Other noncustomer-related noninterest income	9	3	5	3	20	—
Total noninterest income	148	139	87	79	143	119
Net interest income	530	523	454	425	346	369
Total net revenue	$678	$662	$541	$504	$489	$488

	NBAZ		NSB		Vectra
(In millions)	2023	2022	2023	2022	2023	2022

Commercial account fees	$7	$7	$9	$8	$5	$6
Card fees	11	11	12	11	7	7
Retail and business banking fees	6	7	7	8	3	3
Capital markets fees	—	—	—	—	—	—
Wealth management fees	3	2	4	4	1	1
Other customer-related fees	1	1	1	1	3	2
Total noninterest income from contracts with customers (ASC 606)	28	28	33	32	19	19
Other noninterest income (non-ASC 606 customer-related)	2	4	1	5	2	5
Total customer-related noninterest income	30	32	34	37	21	24
Other noncustomer-related noninterest income	1	2	—	—	—	—
Total noninterest income	31	34	34	37	21	24
Net interest income	194	170	145	126	115	109
Total net revenue	$225	$204	$179	$163	$136	$133

	TCBW		Other		Consolidated Bank
(In millions)	2023	2022	2023	2022	2023	2022

Commercial account fees	$2	$1	$—	$2	$131	$118
Card fees	1	1	1	—	110	110
Retail and business banking fees	—	—	1	(1)	49	56
Capital markets fees	—	—	2	3	2	3
Wealth management fees	—	—	(2)	—	41	39
Other customer-related fees	1	1	22	25	45	45
Total noninterest income from contracts with customers (ASC 606)	4	3	24	29	378	371
Other noninterest income (non-ASC 606 customer-related)	1	2	12	3	92	90
Total customer-related noninterest income	5	5	36	32	470	461
Other noncustomer-related noninterest income	—	—	24	10	59	18
Total noninterest income	5	5	60	42	529	479
Net interest income	46	46	25	32	1,855	1,800
Total net revenue	$51	$51	$85	$74	$2,384	$2,279

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in “Other assets” on the consolidated balance sheet. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is generally not significant.
12. INCOME TAXES
The effective income tax rate was 23.2% for the third quarter of 2023, compared with 21.9% for the third quarter of 2022. The effective tax rates for the first nine months of 2023 and 2022 were 24.7% and 21.4%, respectively. The tax rates during both periods were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance (“BOLI”), and were increased by the non-deductibility of Federal Deposit Insurance Corporation (“FDIC”) premiums, certain executive compensation plans, and other fringe benefits. The tax rate for the first nine months of 2023 was higher relative to the same prior year period, primarily as a result of a discrete item that affected the reserve for uncertain tax positions during the first quarter of 2023.
At both September 30, 2023 and December 31, 2022, we had a net deferred tax asset (“DTA”) totaling $1.1 billion. On the consolidated balance sheet, the net DTA is included in “Other assets.”
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
Based on this evaluation, we concluded that a valuation allowance was not required at both September 30, 2023 and December 31, 2022.
13. NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except shares and per share amounts)	2023	2022	2023	2022
Basic:
Net income	$175	$217	$554	$623
Less common and preferred dividends	68	68	206	199
Undistributed earnings	107	149	348	424
Less undistributed earnings applicable to nonvested shares	1	1	3	4
Undistributed earnings applicable to common shares	106	148	345	420
Distributed earnings applicable to common shares	61	61	182	176
Total earnings applicable to common shares	$167	$209	$527	$596
Weighted average common shares outstanding (in thousands)	147,648	149,628	147,784	150,510
Net earnings per common share	$1.13	$1.40	$3.57	$3.96
Diluted:
Total earnings applicable to common shares	$167	$209	$527	$596
Weighted average common shares outstanding (in thousands)	147,648	149,628	147,784	150,510
Dilutive effect of stock options (in thousands)	5	164	10	256
Weighted average diluted common shares outstanding (in thousands)	147,653	149,792	147,794	150,766
Net earnings per common share	$1.13	$1.40	$3.57	$3.96

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022

Restricted stock and restricted stock units	1,398	1,245	1,385	1,274
Stock options	1,441	305	1,401	170
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
At September 30, 2023, Zions Bank operated 95 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. CB&T operated 75 branches in California. Amegy operated 75 branches in Texas. NBAZ operated 56 branches in Arizona. NSB operated 45 branches in Nevada. Vectra operated 33 branches in Colorado and one branch in New Mexico. TCBW operated two branches in Washington and one branch in Oregon.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information for the three months ended September 30, 2023 and 2022:

	Zions Bank		CB&T		Amegy
(In millions)	2023	2022	2023	2022	2023	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$167	$197	$143	$154	$107	$137
Provision for credit losses	1	35	24	19	7	15
Net interest income after provision for credit losses	166	162	119	135	100	122
Noninterest income	49	44	28	28	46	41
Noninterest expense	130	125	91	86	93	90
Income (loss) before income taxes	$85	$81	$56	$77	$53	$73
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$14,382	$13,448	$14,195	$13,100	$12,892	$12,176
Total average deposits	20,041	23,634	14,335	16,096	13,997	15,531

	NBAZ		NSB		Vectra
(In millions)	2023	2022	2023	2022	2023	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$66	$64	$46	$50	$36	$41
Provision for credit losses	3	—	7	1	(1)	2
Net interest income after provision for credit losses	63	64	39	49	37	39
Noninterest income	10	12	12	12	8	8
Noninterest expense	44	44	40	39	32	31
Income (loss) before income taxes	$29	$32	$11	$22	$13	$16
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,364	$4,913	$3,420	$3,052	$4,011	$3,722
Total average deposits	7,002	8,090	7,059	7,479	3,463	4,100

	TCBW		Other		Consolidated Bank
(In millions)	2023	2022	2023	2022	2023	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$15	$17	$5	$3	$585	$663
Provision for credit losses	2	—	(2)	(1)	41	71
Net interest income after provision for credit losses	13	17	7	4	544	592
Noninterest income	2	2	25	18	180	165
Noninterest expense	6	6	60	58	496	479
Income (loss) before income taxes	$9	$13	$(28)	$(36)	$228	$278
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,697	$1,633	$1,007	$909	$56,968	$52,953
Total average deposits	1,138	1,585	8,608	948	75,643	77,463

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information for the nine months ended September 30, 2023 and 2022:

	Zions Bank		CB&T		Amegy
(In millions)	2023	2022	2023	2022	2023	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$530	$523	$454	$425	$346	$369
Provision for credit losses	32	35	39	40	30	(7)
Net interest income after provision for credit losses	498	488	415	385	316	376
Noninterest income	148	139	87	79	143	119
Noninterest expense	403	373	277	254	291	264
Income (loss) before income taxes	$243	$254	$225	$210	$168	$231
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$14,205	$13,130	$14,122	$12,948	$12,872	$11,970
Total average deposits	20,058	24,920	14,103	16,407	13,055	16,062

	NBAZ		NSB		Vectra
(In millions)	2023	2022	2023	2022	2023	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$194	$170	$145	$126	$115	$109
Provision for credit losses	7	2	18	1	5	8
Net interest income after provision for credit losses	187	168	127	125	110	101
Noninterest income	31	34	34	37	21	24
Noninterest expense	136	125	123	113	99	90
Income (loss) before income taxes	$82	$77	$38	$49	$32	$35
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,253	$4,859	$3,392	$2,929	$3,997	$3,550
Total average deposits	7,018	8,164	6,887	7,487	3,479	4,195

	TCBW		Other		Consolidated Bank
(In millions)	2023	2022	2023	2022	2023	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$46	$46	$25	$32	$1,855	$1,800
Provision for credit losses	4	—	(3)	—	132	79
Net interest income after provision for credit losses	42	46	28	32	1,723	1,721
Noninterest income	5	5	60	42	529	479
Noninterest expense	18	18	169	170	1,516	1,407
Income (loss) before income taxes	$29	$33	$(81)	$(96)	$736	$793
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,699	$1,601	$1,063	$910	$56,603	$51,897
Total average deposits	1,206	1,571	6,030	1,164	71,836	79,970
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2023. There were no changes in our internal control over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 1A. RISK FACTORS
We amend the following risk factors as discussed in Part I, Item 1A. Risk Factors in our 2022 Form 10-K and as previously amended and supplemented in Part II, Item 1A. Risk Factors in our 2023 Form 10-Qs:
Changes in levels and sources of liquidity and capital, including the resulting effects of recent events in the banking industry, may limit our operations and potential growth.
Our primary source of liquidity is deposits from our customers, which may be impacted by market-related forces such as increased competition for these deposits and a variety of other factors. Deposits across the banking industry have been fluctuating in recent quarters in large part due to the increased interest rate environment and prominent bank failures. We, like many other banks, experienced deposit outflows as customers spread deposits among several different banks to maximize their amount of FDIC insurance, moved deposits to institutions offering higher rates or banks deemed “too big to fail,” or removed deposits from the U.S. financial system entirely. Although our deposit levels have stabilized during recent quarters, our cost of funds has increased, and the potential for greater volatility remains, particularly if there is more negative news surrounding the banking industry or perceived risks regarding bank safety and soundness. Our costs will also increase as a result of the FDIC’s special assessment to recover the costs associated with protecting uninsured depositors following the bank closures that occurred earlier in 2023. If we are unable to continue to fund assets through customer bank deposits or access other funding sources on favorable terms, or if we suffer continued increases in borrowing costs or FDIC insurance assessments, or otherwise fail to manage liquidity effectively, our liquidity, operating margins, financial condition, and results of operations may be materially and adversely affected.
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
The soundness and stability of many financial institutions may be closely interrelated as a result of credit, trading, clearing, or other relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses, or defaults by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms, and exchanges, with which we interact on a daily basis, and therefore, could adversely affect us. This phenomenon has been evident in the recent events affecting the banking industry, as financial institutions, like us, have been impacted by concerns regarding the soundness or creditworthiness of other financial institutions or reports of the risk of systemic deterioration in asset classes, such

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
as commercial real estate. This has caused substantial and cascading disruption within the financial markets, increased expenses, and adversely impacted the market price and volatility of our common stock.
The Russian invasion of Ukraine, the escalating conflict in the Middle East, other geopolitical conflicts, and retaliatory measures imposed by the U.S. and other countries, including the responses to such measures, may cause significant disruptions to domestic and foreign economies and markets.
The Russia/Ukraine war and the rapidly escalating conflict in the Middle East, along with other geopolitical conflicts, have created new risks for global markets, trade, economic conditions, cybersecurity, and similar concerns. For example, these conflicts could affect the availability and price of commodities and products, adversely affecting supply chains and increasing inflationary pressures; the value of currencies, interest rates, and other components of financial markets; and lead to increased risks of events such as cyberattacks that could result in severe costs and disruptions to governmental entities and companies and their operations. The impact of these conflicts and retaliatory measures is continually evolving and cannot be predicted with certainty. It is likely that these conflicts will continue to affect the global political order and global and domestic markets for a substantial period of time, regardless of when these conflicts end.
While these events have not materially interrupted our operations, these or future developments resulting from these conflicts, such as cyberattacks on the U.S., the Bank, our customers, or our suppliers, could make it difficult to conduct business.
Protracted congressional negotiations and political stalemates in Washington D.C. regarding government funding and other issues may introduce additional volatility in the U.S. economy including capital and credit markets and the banking industry in particular.
The current continuing resolution that provides short-term appropriations to fund the U.S. government expires on November 17, 2023. Democrat and Republican lawmakers are at a stalemate and efforts to pass spending bills for long-term government funding have been complicated, increasing the risk of a government shutdown. Any such shutdown may result in further U.S. credit rating downgrades or defaults, and may introduce additional volatility in the U.S. economy, including capital and credit markets and the banking industry in particular; cause disruptions in the financial markets; impact interest rates; and result in other potential unforeseen consequences. In any such event, the Bank’s liquidity, operating margins, financial condition, and results of operations may be materially and adversely affected.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 5. OTHER INFORMATION
None of our directors or officers have adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement during the quarter ended September 30, 2023. Our directors and officers participate in certain of our benefits plans such as our Omnibus Incentive Plan and Payshelter 401(k) and Employee Stock Ownership Plan, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options granted thereunder, which elections may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements as defined in Item 408(c) of Regulation S-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
a.Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in Inline XBRL (i) the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) the Consolidated Statements of Income for the three months ended September 30, 2023 and September 30, 2022 and the nine months ended September 30, 2023 and September 30, 2022, (iii) the Consolidated Statements of Comprehensive Income for the three months ended September 30, 2023 and September 30, 2022 and the nine months ended September 30, 2023 and September 30, 2022, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2023 and September 30, 2022 and the nine months ended September 30, 2023 and September 30, 2022, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.
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
Date: November 3, 2023