Form 10-Q
period 2024-03-31
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2024-05-08
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
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
Number of common shares outstanding at April 30, 2024                        147,654,732 shares

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	HECL	Home Equity Credit Line
AFS	Available-for-Sale	HTM	Held-to-Maturity
ALLL	Allowance for Loan and Lease Losses	IPO	Initial Public Offering
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	LIHTC	Low-income Housing Tax Credit
AOCI	Accumulated Other Comprehensive Income or Loss	Municipalities	State and Local Governments
ASC	Accounting Standards Codification	NAICS	North American Industry Classification System
ASU	Accounting Standards Update	NASDAQ	National Association of Securities Dealers Automated Quotations
BOLI	Bank-Owned Life Insurance	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
bps	Basis Points	NIM	Net Interest Margin
BTFP	Bank Term Funding Program	NM	Not Meaningful
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
CLTV	Combined Loan-to-Value Ratio	OCC	Office of the Comptroller of the Currency
CODM	Chief Operating Decision Maker	OCI	Other Comprehensive Income or Loss
CRE	Commercial Real Estate	OREO	Other Real Estate Owned
DTA	Deferred Tax Asset	PAM	Proportional Amortization Method
DTL	Deferred Tax Liability	PEI	Private Equity Investment
EaR	Earnings at Risk	PPNR	Pre-provision Net Revenue
EPS	Earnings per Share	ROU	Right-of-Use
EVE	Economic Value of Equity	RULC	Reserve for Unfunded Lending Commitments
FASB	Financial Accounting Standards Board	S&P	Standard & Poor's
FDIC	Federal Deposit Insurance Corporation	SBA	U.S. Small Business Administration
FHLB	Federal Home Loan Bank	SBIC	Small Business Investment Company
FICO	Fair Isaac Corporation	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
FRB	Federal Reserve Board	U.S.	United States
FTP	Funds Transfer Pricing	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
GAAP	Generally Accepted Accounting Principles	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association
GCF	General Collateral Funding

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
•Changes in general industry, political and economic conditions, including elevated inflation, economic slowdown or recession, or other economic challenges; changes in interest and reference rates, which could adversely affect our revenue and expenses, the value of assets and liabilities, and the availability and cost of capital and liquidity; deterioration in economic conditions that may result in increased loan and leases losses;
•The effects of newly enacted and proposed regulations affecting us and the banking industry, as well as changes and uncertainties in applicable laws, and fiscal, monetary, regulatory, trade, and tax policies, and actions taken by governments, agencies, central banks, and similar organizations, including those that result in decreases in revenue; increases in capital standards; and increases in insurance assessments and other bank expenses;
•Competitive pressures and other factors that may affect aspects of our business, such as pricing and demand for our products and services, and our ability to recruit and retain talent;
•The impact of technological advancements, digital commerce, artificial intelligence, and other innovations affecting the banking industry;
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
•Natural disasters, pandemics, catastrophic events and other emergencies and incidents and their impact on our and our customer’s operations and business and communities, including the increasing difficulty in, and the expense of, obtaining adequate insurance at reasonable prices;

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
•Protracted congressional negotiations and political stalemates regarding government funding and other issues, including those that increase the possibility of government shutdowns, downgrades in United States (“U.S.”) credit ratings, or other economic disruptions; and
•The effects of wars and geopolitical conflicts, such as the ongoing war between Russia and Ukraine, the war in the Middle East, and other local, national, or international disasters, crises, or conflicts that may occur in the future.
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
First Quarter 2024 Financial Performance

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions)	Efficiency Ratio

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Executive Summary
Our financial results in the first quarter of 2024 reflected low net charge-offs, reduced net interest income, loan growth, and sequential improvement of the net interest margin (“NIM”). Diluted earnings per share (“EPS”) was $0.96, compared with $1.33 in the first quarter of 2023, as lower revenue and slightly higher noninterest expense was partially offset by a lower provision for credit losses.
•Net interest income decreased $93 million, or 14%, relative to the prior year period, as higher funding costs more than offset higher earning asset yields. The net interest margin was 2.94%, compared with 3.33%, and was up from 2.91% in the fourth quarter of 2023. Net interest income was also impacted by reduced interest-earning assets and an increase in interest-bearing liabilities.
◦Average interest-earning assets decreased $2.2 billion, or 3%, driven by declines in average securities and average money market investments, partially offset by an increase in average loans and leases.
◦Total loans and leases increased $1.8 billion, or 3%, primarily due to growth in the consumer 1-4 family residential mortgage and commercial real estate (“CRE”) multi-family and industrial construction loan portfolios.
◦Average interest-bearing liabilities increased $6.0 billion, or 12%, driven by an increase in average interest-bearing deposits, partially offset by a decline in average borrowed funds.
◦Total deposits increased $5.0 billion, or 7%, as an increase in interest-bearing deposits was partially offset by a decrease in noninterest-bearing demand deposits. Customer deposits (excluding brokered deposits) totaled $69.9 billion, compared with $63.8 billion at March 31, 2023, and included approximately $7.5 billion of reciprocal deposits at March 31, 2024.
•The provision for credit losses was $13 million, compared with $45 million in the prior year period.
•Customer-related noninterest income remained flat at $151 million, as an increase in capital markets fees was offset by a decrease in loan-related fees and income. Decreases in noncustomer-related noninterest income were due largely to higher mark-to-market valuation adjustments related to servicing rights in the prior year quarter, a decrease in dividends on Federal Home Loan Bank (“FHLB”) stock, and a valuation loss associated with one of our equity investments in the current period.
•Noninterest expense increased $14 million, or 3%, driven largely by an increase in deposit insurance and regulatory expense, which included a $13 million accrual associated with an updated special assessment estimate by the Federal Deposit Insurance Corporation (“FDIC”) during the quarter. This increase was partially offset by a decrease in salaries and employee benefits expense, primarily due to a decline in incentive compensation accruals.
•Net loan and lease charge-offs totaled $6 million, or 0.04% of average loans, compared with zero net charge-offs in the prior year quarter. Classified loans increased $54 million, or 6%. Nonperforming assets increased to $254 million, or 0.44%, compared with $173 million, or 0.31%, of loans and leases, primarily due to a small number of loans in the commercial and industrial and term commercial real estate portfolios.
•Total borrowed funds, consisting primarily of secured borrowings, decreased $7.3 billion, or 57%, from the prior year quarter, due largely to an increase in interest-bearing deposits and a decrease in interest-earning assets.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Net Interest Income and Net Interest Margin
NET INTEREST INCOME AND NET INTEREST MARGIN

	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2024	2023

Interest and fees on loans [1]	$865	$726	$139	19%
Interest on money market investments	47	57	(10)	(18)
Interest on securities	142	137	5	4
Total interest income	1,054	920	134	15
Interest on deposits	376	82	294	NM
Interest on short- and long-term borrowings	92	159	(67)	(42)
Total interest expense	468	241	227	94
Net interest income	$586	$679	$(93)	(14)%

Average interest-earning assets	$81,613	$83,832	$(2,219)	(3)%
Average interest-bearing liabilities	$55,043	$49,012	$6,031	12%
			bps
Yield on interest-earning assets [2]	5.25%	4.49%	76
Rate paid on total deposits and interest-bearing liabilities [2]	2.34%	1.17%	117
Cost of total deposits [2]	2.06%	0.47%	159
Net interest margin [2]	2.94%	3.33%	(39)
1 Includes interest income recoveries of $2 million for both the three months ended March 31, 2024, and 2023.
2 Taxable-equivalent rates used where applicable.
Net interest income accounted for approximately 79% of our net revenue (net interest income plus noninterest income) for the current quarter and decreased $93 million, or 14%, relative to the prior year quarter, as higher funding costs more than offset higher earning asset yields. The NIM was 2.94%, compared with 3.33%, and was up from 2.91% in the fourth quarter of 2023.
The yield on average interest-earning assets was 5.25% in the first quarter of 2024, an increase of 76 basis points (“bps”), reflecting higher interest rates and a favorable mix change to higher-yielding assets. The yield on average loans and leases increased 76 bps to 6.06%, and the yield on average securities increased 38 bps to 2.84% in the first quarter of 2024.
The rate paid on total deposits and interest-bearing liabilities was 2.34%, compared with 1.17% in the prior year quarter, and the cost of total deposits was 2.06%, compared with 0.47%, also reflecting the higher interest rate environment as well as reduced noninterest-bearing deposits.
Net interest income was also impacted by reduced interest-earning assets and an increase in interest-bearing liabilities. Average interest-earning assets decreased $2.2 billion, or 3%, from the prior year quarter, driven by declines of $2.5 billion and $1.5 billion in average securities and average money market investments, respectively. The decrease in average securities was primarily due to principal reductions. These decreases were partially offset by an increase of $1.8 billion in average loans and leases.
Average interest-bearing liabilities increased $6.0 billion, or 12%, from the prior year quarter, driven by an increase of $12.0 billion in average interest-bearing deposits, as customers moved from noninterest-bearing to interest-bearing products in response to the higher interest rate environment. This increase was partially offset by a decrease of $6.0 billion in average borrowed funds.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following charts further illustrate the changes in average interest-earning assets and average interest-bearing liabilities:
Average loans and leases increased $1.8 billion, or 3%, to $57.9 billion, primarily due to growth in average consumer and commercial real estate loans. Average securities decreased $2.5 billion, or 11%, to $20.4 billion, primarily due to available-for-sale (“AFS”) securities principal reductions.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average deposits increased $3.2 billion, or 5%, to $73.4 billion at an average cost of 2.06%, from $70.2 billion at an average cost of 0.47% in the first quarter of 2023. Average noninterest-bearing deposits as a percentage of total deposits decreased to 35%, compared with 49% during the same prior year period. The loan-to-deposit ratio was 78%, compared with 81% in the prior year quarter.
Average borrowed funds, consisting primarily of secured borrowings, decreased $6.0 billion, or 45%, to $7.2 billion, due largely to an increase in interest-bearing deposits and a decrease in interest-earning assets.
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
The following schedule summarizes the average balances, the amount of interest earned or paid, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(Dollar amounts in millions)	Average balance	Interest	Yield/ Rate [1]	Average balance	Interest	Yield/ Rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$1,447	$20	5.71%	$2,724	$31	4.72%
Federal funds sold and securities purchased under agreements to resell	1,826	27	5.89	2,081	26	5.02
Total money market investments	3,273	47	5.81	4,805	57	4.85
Securities:
Held-to-maturity	10,277	57	2.25	11,024	62	2.28
Available-for-sale	10,067	86	3.45	11,824	76	2.62
Trading	33	—	4.27	21	—	4.01
Total securities	20,377	143	2.84	22,869	138	2.46
Loans held for sale	56	1	6.80	5	—	0.26
Loans and leases: [2]
Commercial	30,482	451	5.95	30,678	381	5.03
Commercial real estate	13,504	245	7.29	12,876	209	6.59
Consumer	13,921	177	5.10	12,599	144	4.62
Total loans and leases	57,907	873	6.06	56,153	734	5.30
Total interest-earning assets	81,613	1,064	5.25	83,832	929	4.49
Cash and due from banks	710			543
Allowance for credit losses on loans and debt securities	(685)			(576)
Goodwill and intangibles	1,058			1,064
Other assets	5,274			5,624
Total assets	$87,970			$90,487
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$38,044	$259	2.73%	$32,859	$62	0.77%
Time	9,777	117	4.81	2,934	20	2.68
Total interest-bearing deposits	47,821	376	3.16	35,793	82	0.92
Borrowed funds:
Federal funds and security repurchase agreements	1,748	23	5.38	5,614	64	4.65
Other short-term borrowings	4,931	61	4.98	6,952	84	4.89
Long-term debt	543	8	5.99	653	11	6.85
Total borrowed funds	7,222	92	5.15	13,219	159	4.88
Total interest-bearing liabilities	55,043	468	3.42	49,012	241	1.99
Noninterest-bearing demand deposits	25,537			34,363
Other liabilities	1,661			2,058
Total liabilities	82,241			85,433
Shareholders’ equity:
Preferred equity	440			440
Common equity	5,289			4,614
Total shareholders’ equity	5,729			5,054
Total liabilities and shareholders’ equity	$87,970			$90,487
Spread on average interest-bearing funds			1.83%			2.50%
Net impact of noninterest-bearing sources of funds			1.11%			0.83%
Net interest margin		$596	2.94%		$688	3.33%
Memo: total cost of deposits			2.06%			0.47%
Memo: total deposits and interest-bearing liabilities	$80,580	468	2.34%	$83,375	241	1.17%
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
The provision for credit losses, which is the combination of both the provision for loan and lease losses and the provision for unfunded lending commitments, was $13 million, compared with $45 million in the first quarter of 2023.
The ACL was $736 million at March 31, 2024, compared with $678 million at March 31, 2023. The increase in the ACL primarily reflects incremental reserves associated with portfolio-specific risks including commercial real estate and modest deterioration in credit quality, partially offset by improvements in economic forecasts. The ratio of ACL to total loans and leases was 1.27% and 1.20% at March 31, 2024 and 2023, respectively. The provision for securities losses was less than $1 million during both the first quarter of 2024 and 2023.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Changes in Allowance for Credit Losses (in millions)
$678
$(90)
$193
$(45)
$736
March 31, 2023
Economic Forecasts
Credit Quality and Portfolio-Specific Risks
Portfolio Composition
March 31, 2024

The bar chart above illustrates the broad categories of change in the ACL from the prior year period. To estimate current expected losses, we use econometric loss models that include multiple economic scenarios that reflect optimistic, baseline, and stressed economic conditions. The results derived using these economic scenarios are weighted to produce the credit loss estimate. Management may adjust the weights to reflect their assessment of current conditions and reasonable and supportable forecasts. The second bar represents changes in these economic forecasts and current economic conditions, including management's judgment of the weighting of the economic forecasts. These changes contributed to a $90 million decrease in the ACL from the prior year quarter.
The third bar represents changes in credit quality factors and includes risk-grade migration, portfolio-specific risks, and specific reserves against loans, which, when combined, contributed to a $193 million increase in the ACL, driven largely by an increased focus on certain portfolio-specific risks, including commercial real estate.
The fourth bar represents changes in our loan portfolio composition, including changes in loan balances, the aging of the portfolio, and other qualitative risk factors; all of which contributed to a $45 million decrease in the ACL.
See “Credit Risk Management” on page 20 and Note 6 in our 2023 Form 10-K for more information on how we determine the appropriate level of the ALLL and the RULC.
Noninterest Income
Noninterest income represents revenue earned from products and services that generally have no associated interest rate or yield and is classified as either customer-related or noncustomer-related. Customer-related noninterest income excludes items such as securities gains and losses, dividends, insurance-related income, and mark-to-market adjustments on certain derivatives.
Total noninterest income decreased $4 million, or 3%, relative to the prior year. Noninterest income accounted for approximately 21% and 19% of our net revenue (net interest income plus noninterest income) during the first quarter of 2024 and 2023, respectively. The following schedule presents a comparison of the major components of noninterest income:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NONINTEREST INCOME

	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2024	2023

Commercial account fees	$44	$43	$1	2%
Card fees	23	24	(1)	(4)
Retail and business banking fees	16	16	—	—
Loan-related fees and income	15	21	(6)	(29)
Capital markets fees	24	17	7	41
Wealth management fees	15	15	—	—
Other customer-related fees	14	15	(1)	(7)
Customer-related noninterest income	151	151	—	—

Fair value and nonhedge derivative income	1	(3)	4	NM
Dividends and other income (loss)	6	11	(5)	(45)
Securities gains (losses), net	(2)	1	(3)	NM
Noncustomer-related noninterest income	5	9	(4)	(44)
Total noninterest income	$156	$160	$(4)	(3)%
Customer-related Noninterest Income
Customer-related noninterest income remained flat at $151 million. An increase in capital markets fees, driven largely by improved real estate capital markets and securities underwriting activity, was offset by a decrease in loan-related fees and income, primarily due to higher gains on loan sales in the prior year period and a decline in loan servicing income resulting from the sale of associated mortgage servicing rights in the third quarter of 2023.
Noncustomer-related Noninterest Income
Noncustomer-related noninterest income decreased $4 million from the prior year quarter. Dividends and other income decreased $5 million, primarily due to higher mark-to-market valuation adjustments related to servicing rights in the prior year quarter and a decrease in dividends on FHLB stock. Net securities gains decreased $3 million, due to a $4 million valuation loss associated with one of our equity investments in the current period. These decreases were offset by a $4 million increase in fair value and nonhedge derivative income, primarily due to credit valuation adjustments on client-related interest rate swaps.
Noninterest Expense
The following schedule presents a comparison of the major components of noninterest expense:
NONINTEREST EXPENSE

	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2024	2023

Salaries and employee benefits	$331	$339	$(8)	(2)%
Technology, telecom, and information processing	62	55	7	13
Occupancy and equipment, net	39	40	(1)	(3)
Professional and legal services	16	13	3	23
Marketing and business development	10	12	(2)	(17)
Deposit insurance and regulatory expense	34	18	16	89
Credit-related expense	7	6	1	17
Other	27	29	(2)	(7)
Total noninterest expense	$526	$512	$14	3%
Adjusted noninterest expense (non-GAAP)	$511	$509	$2	—%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Total noninterest expense increased $14 million, or 3%, relative to the prior year quarter. Deposit insurance and regulatory expense increased $16 million, driven largely by a $13 million accrual associated with an updated special assessment estimate by the FDIC during the current quarter, which was related to the bank closures in early 2023.
Technology, telecom, and information processing expense increased $7 million, or 13%, primarily due to increases in software amortization expenses associated with the replacement of our core loan and deposit banking systems, as well as other related application software, license, and maintenance expenses. Salaries and employee benefits expense decreased $8 million, or 2%, primarily due to a decline in incentive compensation accruals.
Adjusted noninterest expense remained relatively flat at $511 million. The efficiency ratio was 67.9%, compared with 59.9%, primarily due to a decline in adjusted taxable-equivalent revenue. For information on non-GAAP financial measures, see page 35.
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
The following schedule presents the composition of our technology spend:
TECHNOLOGY SPEND

	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2024	2023

Technology, telecom, and information processing expense	$62	$55	$7	13%
Other technology-related expense	60	54	6	11
Technology investments	15	26	(11)	(42)
Less: related amortization and depreciation	(20)	(14)	(6)	43
Total technology spend	$117	$121	$(4)	(3)%
Total technology spend decreased $4 million, or 3%, relative to the prior year quarter, as the aforementioned increase in technology, telecom, and information processing expense was offset by a decrease in certain technology investments, as the replacement of our core loan and deposit banking systems nears completion in 2024.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Income Taxes
The following schedule summarizes the income tax expense and effective tax rates for the periods presented:
INCOME TAXES

	Three Months Ended March 31,
(Dollar amounts in millions)	2024	2023

Income before income taxes	$203	$282
Income tax expense	50	78
Effective tax rate	24.6%	27.7%
The effective tax rate was 24.6% and 27.7% for the three months ended March 31, 2024 and 2023, respectively. The higher effective tax rate in the prior year period was the result of a change in a discrete item that affected the reserve for uncertain tax positions. See Note 12 of the Notes to Consolidated Financial Statements for more information about the factors that impacted the income tax rates, as well as information about deferred income tax assets and liabilities.
Preferred Stock Dividends
Preferred stock dividends totaled $10 million and $6 million for the first quarter of 2024 and 2023, respectively. The increase was primarily due to changes in the timing and rates of dividend payments for certain series of preferred stock.
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
Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk and to generate interest income. We primarily own securities that can readily provide us cash and liquidity through secured borrowing agreements without the need to sell the securities. Our fixed-rate securities portfolio helps balance the inherent interest rate mismatch between loans and deposits and protects the economic value of shareholders’ equity. At March 31, 2024, the estimated duration, which measures price sensitivity to interest rate changes, of our securities portfolio was 3.6 percent, unchanged from December 31, 2023.
For information about our borrowing capacity associated with the investment securities portfolio and how we manage our liquidity risk, refer to the “Liquidity Risk Management” section on page 31. See also Note 3 and Note 5 of the Notes to Consolidated Financial Statements for more information on fair value measurements and the accounting for our investment securities portfolio.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the major components of our investment securities portfolio:
INVESTMENT SECURITIES PORTFOLIO

	March 31, 2024			December 31, 2023
(In millions)	Par Value	Amortized cost	Fair value	Par Value	Amortized cost	Fair value
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$92	$92	$85	$93	$93	$87
Agency guaranteed mortgage-backed securities	11,748	9,776	9,696	11,966	9,935	10,041
Municipal securities	341	341	324	354	354	338
Total held-to-maturity	12,181	10,209	10,105	12,413	10,382	10,466
Available-for-sale
U.S. Treasury securities	585	584	481	585	585	492
U.S. Government agencies and corporations:
Agency securities	634	629	596	669	663	630
Agency guaranteed mortgage-backed securities	8,267	8,335	7,053	8,460	8,530	7,291
Small Business Administration loan-backed securities	509	543	518	535	571	546
Municipal securities	1,228	1,336	1,259	1,269	1,385	1,318
Other debt securities	25	25	24	25	25	23
Total available-for-sale	11,248	11,452	9,931	11,543	11,759	10,300
Total HTM and AFS investment securities	$23,429	$21,661	$20,036	$23,956	$22,141	$20,766
The amortized cost of total held-to-maturity (“HTM”) and AFS investment securities decreased $480 million, or 2%, from December 31, 2023. Approximately 8% and 7% of the total HTM and AFS investment securities were floating-rate instruments at March 31, 2024 and December 31, 2023, respectively. Additionally, at March 31, 2024, we have $3.6 billion of pay-fixed swaps designated as fair value hedges against fixed-rate AFS securities that effectively convert the fixed interest income to a floating rate on the hedged portion of the securities. At March 31, 2024, total taxable-equivalent premium amortization for our investment securities was $17 million for the first quarter of 2024, compared with $26 million for the same prior year period.
In addition to HTM and AFS securities, we also have a trading securities portfolio, comprised of municipal securities, which totaled $59 million at March 31, 2024, compared with $48 million at December 31, 2023.
Refer to the “Interest Rate Risk Management” section on page 28, the “Capital Management” section on page 33, and Note 5 of the Notes to Consolidated Financial Statements for more discussion regarding our investment securities portfolio, swaps, and related unrealized gains and losses.

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
The following schedule summarizes our total investments and extensions of credit to municipalities:
MUNICIPAL INVESTMENTS AND EXTENSIONS OF CREDIT

(In millions)	March 31, 2024	December 31, 2023

Loans and leases	$4,277	$4,302
Held-to-maturity securities	341	354
Available-for-sale securities	1,259	1,318
Trading securities	59	48
Unfunded lending commitments	338	231
Total	$6,274	$6,253
Our municipal loans and securities are primarily associated with municipalities located within our geographic footprint. The municipal loan and lease portfolio is primarily secured by general obligations of municipal entities. Other types of collateral also include real estate, revenue pledges, or equipment. At March 31, 2024, we had no municipal loans on nonaccrual.
Municipal securities are internally graded, similar to loans, using risk-grading systems which vary based on the size and type of credit risk exposure. The internal risk grades assigned to our municipal securities follow our definitions of Pass, Special Mention, and Substandard, which are consistent with published definitions of regulatory risk classifications. At March 31, 2024, all municipal securities were graded as Pass. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans and securities.
Loan and Lease Portfolio
We provide a wide range of lending products to commercial customers, generally small- and medium-sized businesses. We also provide various retail lending products and services to consumers and small businesses. The following schedule presents the composition of our loan and lease portfolio:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
LOAN AND LEASE PORTFOLIO

	March 31, 2024		December 31, 2023
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$16,519	28.4%	$16,684	28.9%
Leasing	388	0.7	383	0.7
Owner-occupied	9,295	16.0	9,219	16.0
Municipal	4,277	7.4	4,302	7.4
Total commercial	30,479	52.5	30,588	53.0
Commercial real estate:
Construction and land development	2,686	4.6	2,669	4.6
Term	10,892	18.7	10,702	18.5
Total commercial real estate	13,578	23.3	13,371	23.1
Consumer:
Home equity credit line	3,382	5.8	3,356	5.8
1-4 family residential	8,778	15.1	8,415	14.6
Construction and other consumer real estate	1,321	2.3	1,442	2.5
Bankcard and other revolving plans	439	0.8	474	0.8
Other	132	0.2	133	0.2
Total consumer	14,052	24.2	13,820	23.9
Total loans and leases	$58,109	100.0%	$57,779	100.0%
At March 31, 2024 and December 31, 2023, the ratio of loans and leases to total assets was 67% and 66%, respectively. The largest loan category was commercial and industrial loans, which constituted 28% and 29% of our total loan portfolio for the same respective periods.
During the first three months of 2024, the loan and lease portfolio increased $330 million, or 1%, to $58.1 billion at March 31, 2024. Loan growth was driven largely by increases in consumer 1-4 family residential mortgage and term commercial real estate loans.
Other Noninterest-Bearing Investments
Other noninterest-bearing investments are equity investments that are held primarily for capital appreciation, dividends, or for certain regulatory requirements. The following schedule summarizes our related investments:
OTHER NONINTEREST-BEARING INVESTMENTS

(Dollar amounts in millions)	March 31, 2024	December 31, 2023	Amount change	Percent change

Bank-owned life insurance	$555	$553	$2	—%
Federal Home Loan Bank stock	45	79	(34)	(43)
Federal Reserve stock	65	65	—	—
Farmer Mac stock	24	24	—	—
SBIC investments	196	190	6	3
Other	37	39	(2)	(5)
Total other noninterest-bearing investments	$922	$950	$(28)	(3)%
Other noninterest-bearing investments decreased $28 million, or 3%, during the first three months of 2024, primarily due to a $34 million decrease in FHLB stock. We are required to invest approximately 4% of our FHLB borrowings in FHLB stock to maintain our borrowing capacity. The decrease in period-end FHLB activity stock was driven largely by an increase in interest-bearing deposits and a decrease in interest-earning assets.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Visa Class B Shares
In 2007, we received 460,153 non-transferable Class B shares of Visa, Inc. in connection with a restructuring and public offering by Visa U.S.A. These shares are carried at no cost on our consolidated balance sheet. In January 2024, Visa’s previously announced exchange offer proposal was approved by common stockholders, which resulted, among other actions, in a redenomination of all Visa Class B common shares to Class B-1 common shares. In April 2024, Visa commenced its exchange offer allowing Class B-1 shareholders the option to exchange up to 50% of their Class B-1 shares for shares that would be convertible into freely transferable Visa Class A common shares following a temporary restriction period. We did not participate in the exchange offer, which expired on May 3, 2024, in view of contingent obligations associated with certain make-whole provisions required as a condition of the exchange.
Premises, Equipment, and Software
We are in the final phase of a three-phase project to replace our core loan and deposit banking systems. This final phase includes the replacement of our deposit banking systems through multiple affiliate bank conversions. The first and second conversions were successfully completed in May 2023 and April 2024, respectively. We anticipate completing the migration of substantially all of the remaining accounts by late summer 2024.
The following schedule summarizes the capitalized costs associated with our core system replacement project, which are depreciated using a useful life of ten years:
CAPITALIZED COSTS ASSOCIATED WITH THE CORE SYSTEM REPLACEMENT PROJECT

	March 31, 2024
(In millions)	Phase 1	Phase 2	Phase 3	Total

Total amount of capitalized costs, less accumulated depreciation	$19	$43	$228	$290
Deposits
Deposits are our primary funding source. The following schedule presents the composition of our deposit portfolio:
DEPOSIT PORTFOLIO

	March 31, 2024		December 31, 2023
(Dollar amounts in millions)	Amount	% of total deposits	Amount	% of total deposits
Deposits by type
Noninterest-bearing demand	$25,137	33.9%	$26,244	35.0%
Interest-bearing:
Savings and money market	38,835	52.3	38,663	51.6
Time	5,972	8.0	5,619	7.5
Brokered	4,293	5.8	4,435	5.9
Total deposits	$74,237	100.0%	$74,961	100.0%
Deposit-related metrics
Estimated amount of insured deposits	$42,192	57%	$41,777	56%
Estimated amount of uninsured deposits	32,045	43%	33,184	44%
Estimated amount of collateralized deposits [1]	$3,180	4%	$3,979	5%
Loan-to-deposit ratio	78%		77%
1 Includes both insured and uninsured deposits.
Total deposits decreased $724 million, or 1%, from December 31, 2023. At March 31, 2024 and December 31, 2023, customer deposits (excluding brokered deposits) were $69.9 billion and $70.5 billion, and included approximately $7.5 billion and $6.8 billion, respectively, of reciprocal deposits.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At March 31, 2024, the estimated total amount of uninsured deposits was $32.0 billion, or 43%, of total deposits, compared with $33.2 billion, or 44%, at December 31, 2023, respectively. Our loan-to-deposit ratio was 78%, compared with 77% for the same respective time periods. See “Liquidity Risk Management” on page 31 for additional information on liquidity, including the ratio of available liquidity to uninsured deposits.
RISK MANAGEMENT
Risk management is an integral part of our operations and is a key determinant of our overall performance. We employ various strategies to prudently manage the risks to which our operations are exposed, including credit risk, market and interest rate risk, liquidity risk, strategic and business risk, operational risk, technology risk, cybersecurity risk, capital/financial reporting risk, legal/compliance risk (including regulatory risk), and reputational risk. These risks are overseen by various management committees including the Enterprise Risk Management Committee. For a more comprehensive discussion of these risks, see “Risk Factors” in our 2023 Form 10-K.
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
Our business activity is conducted primarily within the geographic footprint of our banking affiliates. We strive to avoid the risk of undue concentrations of credit in any particular industry, collateral type, location, or with any individual customer or counterparty. For a more comprehensive discussion of our credit risk management, see “Credit Risk Management” in our 2023 Form 10-K.
U.S. Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration (“SBA”), Federal Housing Authority, U.S. Department of Veterans Affairs, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At March 31, 2024, $540 million of related loans were guaranteed, primarily by the SBA. The following schedule presents the composition of U.S. government agency guaranteed loans:
U.S. GOVERNMENT AGENCY GUARANTEED LOANS

(Dollar amounts in millions)	March 31, 2024	Percent guaranteed	December 31, 2023	Percent guaranteed

Commercial	$654	79%	$664	80%
Commercial real estate	25	76	24	79
Consumer	4	100	4	100
Total loans	$683	79%	$692	80%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Lending
The following schedule provides information regarding lending exposures to certain industries in our commercial lending portfolio:
COMMERCIAL LENDING BY INDUSTRY GROUP 1

	March 31, 2024		December 31, 2023
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Retail trade	$3,002	9.9%	$2,995	9.8%
Real estate, rental and leasing	3,002	9.9	2,946	9.6
Finance and insurance	2,780	9.1	2,918	9.5
Healthcare and social assistance	2,497	8.2	2,527	8.3
Public Administration	2,245	7.4	2,279	7.5
Manufacturing	2,238	7.3	2,190	7.2
Wholesale trade	1,994	6.5	1,850	6.0
Transportation and warehousing	1,513	5.0	1,499	4.9
Utilities [2]	1,437	4.7	1,409	4.6
Educational services	1,275	4.2	1,298	4.2
Construction	1,273	4.2	1,355	4.4
Hospitality and food services	1,171	3.8	1,180	3.9
Mining, quarrying, and oil and gas extraction	1,107	3.6	1,133	3.7
Professional, scientific, and technical services	1,078	3.5	1,010	3.3
Other Services (except Public Administration)	1,060	3.5	1,047	3.4
Other [3]	2,807	9.2	2,952	9.7
Total	$30,479	100.0%	$30,588	100.0%
1 Industry groups are determined by North American Industry Classification System (“NAICS”) codes.
2 Includes primarily utilities, power, and renewable energy.
3 No other industry group exceeds 3.3%.
Commercial Real Estate Loans
At March 31, 2024 and December 31, 2023, our CRE loan portfolio totaled $13.6 billion and $13.4 billion, respectively, representing 23% of the total loan portfolio for both periods. The majority of our CRE loans are secured by real estate primarily located within our geographic footprint. The following schedule presents the geographic distribution of our CRE loan portfolio based on the location of the primary collateral:
COMMERCIAL REAL ESTATE LENDING BY COLLATERAL LOCATION

	March 31, 2024		December 31, 2023
(Dollar amounts in millions)	Amount	Percent	Amount	Percent

Arizona	$1,727	12.7%	$1,726	12.9%
California	3,840	28.3	3,865	28.9
Colorado	718	5.3	709	5.3
Nevada	1,077	7.9	1,072	8.0
Texas	2,489	18.3	2,385	17.8
Utah/Idaho	2,232	16.5	2,214	16.6
Washington/Oregon	1,076	7.9	1,004	7.5
Other	419	3.1	396	3.0
Total CRE	$13,578	100.0%	$13,371	100.0%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Term CRE loans generally mature within a three- to seven-year period and consist of full, partial, and non-recourse guarantee structures. Typical term CRE loan structures include annually tested operating covenants that require loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value tests. Construction and land development loans generally mature in 18 to 36 months and contain full or partial recourse guarantee structures with one- to five-year extension options or roll-to-perm options that often result in term loans. At March 31, 2024, approximately 85% of our CRE loan portfolio was variable-rate, and approximately 21% of these variable-rate loans were swapped to a fixed rate.
Underwriting on commercial properties is primarily based on the economic viability of the project with significant consideration given to the creditworthiness and experience of the sponsor. We generally require that the owner’s equity be included prior to any advances. Re-margining requirements (required equity infusions upon a decline in value or cash flow of the collateral) are often included in the loan agreement along with guarantees of the sponsor. For a more comprehensive discussion of CRE loans and our underwriting, see “Commercial Real Estate Loans” in our 2023 Form 10-K.
The following schedule presents our CRE loan portfolio by collateral type:
COMMERCIAL REAL ESTATE LENDING BY COLLATERAL TYPE

	March 31, 2024		December 31, 2023
(Dollar amounts in millions)	Amount	Percent	Amount	Percent
Commercial property
Multi-family	$3,854	28.4%	$3,709	27.7%
Industrial	3,189	23.5	3,062	22.9
Office	1,946	14.3	1,984	14.8
Retail	1,502	11.1	1,503	11.2
Hospitality	662	4.9	688	5.2
Land	216	1.6	211	1.6
Other [1]	1,684	12.4	1,682	12.6
Residential property [2]
Single family	264	1.9	287	2.1
Land	99	0.7	90	0.7
Condo/Townhome	43	0.3	37	0.3
Other [1]	119	0.9	118	0.9
Total	$13,578	100.0%	$13,371	100.0%
1 Included in the total amount of the “Other” commercial and residential categories was approximately $216 million and $202 million of unsecured loans at March 31, 2024 and December 31, 2023, respectively.
2 Residential property consists primarily of loans provided to commercial homebuilders for land, lot, and single-family housing developments.
As previously described, our CRE portfolio is diversified across geography and collateral type, with the largest concentration in multi-family. We provide additional analysis of our multi-family and office CRE portfolios below in view of increased investor interest in those collateral types in recent periods.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Multi-family
At March 31, 2024 and December 31, 2023, our multi-family loan portfolio totaled $3.9 billion and $3.7 billion, representing 28% of the total CRE loan portfolio for both periods. Approximately 36% of the multi-family CRE loan portfolio is scheduled to mature in the next 12 months. The following schedule presents the composition of our multi-family CRE loan portfolio and other related credit quality metrics:
MULTI-FAMILY CRE LOAN PORTFOLIO

(Dollar amounts in millions)	March 31, 2024	December 31, 2023
Multi-family CRE
Construction and land development	$953	$902
Term	2,901	2,807
Total multi-family CRE	$3,854	$3,709
Credit quality metrics
Criticized loan ratio	10.1%	6.1%
Classified loan ratio	0.8%	0.5%
Nonaccrual loan ratio	—%	—%
Delinquency ratio	—%	—%
Net charge-offs, annualized	—%	—%
Ratio of allowance for credit losses to multi-family CRE loans, at period end	2.28%	1.70%
The following schedules present our multi-family CRE loan portfolio by collateral location for the periods presented:
MULTI-FAMILY CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

(Dollar amounts in millions)	March 31, 2024
	Collateral Location
Loan type	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total
Multi-family CRE
Construction and land development	$138	$167	$65	$62	$352	$49	$120	$—	$953
Term	280	995	89	193	671	360	251	62	2,901
Total Multi-family CRE	$418	$1,162	$154	$255	$1,023	$409	$371	$62	$3,854
% of total	10.8%	30.2%	4.0%	6.6%	26.6%	10.6%	9.6%	1.6%	100.0%

(Dollar amounts in millions)	December 31, 2023
	Collateral Location
Loan type	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total
Multi-family CRE
Construction and land development	$118	$183	$46	$40	$359	$44	$112	$—	$902
Term	322	994	90	188	578	345	228	62	2,807
Total Multi-family CRE	$440	$1,177	$136	$228	$937	$389	$340	$62	$3,709
% of total	11.9%	31.7%	3.7%	6.1%	25.3%	10.4%	9.2%	1.7%	100.0%
1 Other included $55 million of multi-family loans with collateral located in New Mexico at both March 31, 2024 and December 31, 2023.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Office CRE loan portfolio
At March 31, 2024 and December 31, 2023, our office CRE loan portfolio totaled $1.9 billion and $2.0 billion, representing 14% and 15% of the total CRE loan portfolio, respectively. Approximately 32% of the office CRE loan portfolio is scheduled to mature in the next 12 months. The following schedule presents the composition of our office CRE loan portfolio and other related credit quality metrics:
OFFICE CRE LOAN PORTFOLIO

(Dollar amounts in millions)	March 31, 2024	December 31, 2023
Office CRE
Construction and land development	$187	$191
Term	1,759	1,793
Total office CRE	$1,946	$1,984
Credit quality metrics
Criticized loan ratio	11.0%	11.9%
Classified loan ratio	7.6%	8.9%
Nonaccrual loan ratio	1.4%	2.4%
Delinquency ratio	2.1%	2.3%
Net charge-offs, annualized	(0.1)%	0.2%
Ratio of allowance for credit losses to office CRE loans, at period end	4.01%	3.80%
The following schedules present our office CRE loan portfolio by collateral location for the periods presented:
OFFICE CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

(Dollar amounts in millions)	March 31, 2024
	Collateral Location
Loan type	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total
Office CRE
Construction and land development	$—	$44	$—	$6	$23	$31	$83	$—	$187
Term	277	375	92	84	192	485	225	29	1,759
Total Office CRE	$277	$419	$92	$90	$215	$516	$308	$29	$1,946
% of total	14.3%	21.5%	4.7%	4.6%	11.1%	26.5%	15.8%	1.5%	100.0%

(Dollar amounts in millions)	December 31, 2023
	Collateral Location
Loan type	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total
Office CRE
Construction and land development	$—	$64	$—	$2	$22	$29	$74	$—	$191
Term	281	412	92	86	179	488	226	29	1,793
Total Office CRE	$281	$476	$92	$88	$201	$517	$300	$29	$1,984
% of total	14.2%	24.0%	4.6%	4.4%	10.1%	26.1%	15.1%	1.5%	100.0%
1 No other geography exceeded $17 million at both March 31, 2024 and December 31, 2023.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We also originate home equity credit lines (“HECLs”). At both March 31, 2024 and December 31, 2023, our HECL portfolio totaled $3.4 billion. Approximately 38% and 39% of our HECLs are secured by first liens for the same respective time periods.
At March 31, 2024, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value (“CLTV”) ratios above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with a Fair Isaac Corporation (“FICO”) credit score greater than 700.
Approximately 91% of our HECL portfolio is still in the draw period, and about 19% of those loans are scheduled to begin amortizing within the next five years. We believe the risk of loss and borrower default in the event of a loan becoming fully amortizing and the effect of significant interest rate changes is low, given the rate shock analysis performed at origination. The ratio of HECL net charge-offs (recoveries) for the trailing twelve months to average balances at both March 31, 2024 and December 31, 2023, was 0.05%. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of the HECL portfolio.
Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned (“OREO”) or foreclosed properties. The following schedule presents our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	March 31, 2024	December 31, 2023

Nonaccrual loans [1]	$248	$222
Other real estate owned [2]	6	6
Total nonperforming assets	$254	$228
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned [2]	0.44%	0.39%
Accruing loans past due 90 days or more	$3	$3
Ratio of accruing loans past due 90 days or more to loans and leases [1]	0.01%	0.01%
Nonaccrual loans[1] and accruing loans past due 90 days or more	$251	$225
Ratio of nonperforming assets[1] and accruing loans past due 90 days or more to loans and leases[1] and other real estate owned [2]	0.44%	0.40%
Nonaccrual loans[1] current as to principal and interest payments	56.0%	48.8%
1 Includes loans held for sale.
2 Does not include banking premises held for sale.
Nonperforming assets as a percentage of loans and leases and OREO increased to 0.44% at March 31, 2024, compared with 0.39% at December 31, 2023. Total nonaccrual loans at March 31, 2024 increased to $248 million from $222 million at December 31, 2023, primarily due to a small number of loans in the commercial and industrial and term commercial real estate portfolios. See Note 6 of the Notes to Consolidated Financial Statements for more information on nonaccrual loans.
Loan Modifications
Loans may be modified in the normal course of business for competitive reasons or to strengthen our collateral position. Loan modifications may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. For the first three months of 2024 and 2023, loans that have been modified to accommodate a borrower experiencing financial difficulties totaled $123 million, and $97 million, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
ACCRUING AND NONACCRUING MODIFIED LOANS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

	Three Months Ended March 31,
(In millions)	2024	2023

Modified loans – accruing	$116	$96
Modified loans – nonaccruing	7	1
Total	$123	$97
For additional information regarding loan modifications to borrowers experiencing financial difficulty, see Note 6 of the Notes to Consolidated Financial Statements.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the changes in and allocation of the ACL:
CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

(Dollar amounts in millions)	Three Months Ended March 31, 2024	Twelve Months Ended December 31, 2023	Three Months Ended March 31, 2023

Loans and leases outstanding	$58,109	$57,779	$56,331
Average loans and leases outstanding:
Commercial	30,482	30,519	30,678
Commercial real estate	13,504	13,023	12,876
Consumer	13,921	13,198	12,599
Total average loans and leases outstanding	$57,907	$56,740	$56,153
Allowance for loan and lease losses:
Balance at beginning of period	$684	$572	$572
Provision for loan losses	21	148	46
Charge-offs:
Commercial	10	45	3
Commercial real estate	—	3	—
Consumer	4	14	4
Total	14	62	7
Recoveries:
Commercial	6	20	6
Commercial real estate	1	—	—
Consumer	1	6	1
Total	8	26	7
Net loan and lease charge-offs	6	36	—
Balance at end of period	$699	$684	$618
Reserve for unfunded lending commitments:
Balance at beginning of period	$45	$61	$61
Provision for unfunded lending commitments	(8)	(16)	(1)
Balance at end of period	$37	$45	$60
Total allowance for credit losses:
Allowance for loan and lease losses	$699	$684	$618
Reserve for unfunded lending commitments	37	45	60
Total allowance for credit losses	$736	$729	$678

Ratio of allowance for credit losses to net loans and leases, at period end	1.27%	1.26%	1.20%
Ratio of allowance for credit losses to nonaccrual loans, at period end	297%	328%	396%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	293%	324%	392%
Ratio of total net charge-offs to average loans and leases [1]	0.04%	0.06%	—%
Ratio of commercial net charge-offs to average commercial loans [1]	0.05%	0.08%	(0.04)%
Ratio of commercial real estate net charge-offs to average commercial real estate loans [1]	(0.03)%	0.02%	—%
Ratio of consumer net charge-offs to average consumer loans [1]	0.09%	0.06%	0.10%
1 Ratios are annualized for the periods presented except for the period representing the full twelve months.
During the first three months of 2024, the total ACL increased to $736 million from $729 million. The increase in the ACL primarily reflects incremental reserves associated with portfolio-specific risks including commercial real estate and modest deterioration in credit quality, partially offset by improvements in economic forecasts. See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the ACL and credit trends experienced in each portfolio segment.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Interest Rate and Market Risk Management
Interest rate and market risk is the risk of losses to current or future earnings and capital from changes in interest rates and other market conditions. Because we engage in transactions involving various financial products, we are exposed to interest rate and market risk. For a more comprehensive discussion of our interest rate and market risk management, see “Interest Rate and Market Risk Management” in our 2023 Form 10-K.
We strive to position the Bank for interest rate changes and manage the balance sheet sensitivity to reduce the volatility of both net interest income and economic value of equity (“EVE”). With a higher interest rate environment, customer deposit behavior has deviated from the trends observed during the relatively low interest rate period over the prior 15 years. As a result, customers have been more inclined to (1) move deposits to nonbanking products, such as money market mutual funds, that offer higher interest rates, and (2) reduce their balances in noninterest-bearing accounts. These recently observed changes in deposit behavior have been incorporated into our deposit models used in managing interest rate risk, giving more weight to the recently observed behavior, and increased both the deposit beta for interest-bearing products and the percentage of noninterest-bearing deposits assumed to migrate to interest-bearing products. Changes to models are independently reviewed by our Model Risk Management function. Management believes our deposit models are more likely to reflect future behavior of deposits, and therefore we manage our interest rate risk exposure on that basis.
We generally have granular deposit funding, and much of this funding has an indeterminable life with no maturity, and can be withdrawn at any time. Because most deposits come from household and business accounts, their duration is generally longer than the duration of our loan portfolio. As such, we have historically been “asset-sensitive” — meaning that our assets are expected to reprice faster or more significantly than our liabilities. We regularly use interest rate swaps, investment in fixed-rate securities, and funding strategies to manage our interest rate risk. These strategies collectively have muted the expected sensitivity of net interest income to changes in interest rates. Asset sensitivity measures depend upon the assumptions we use for deposit runoff and repricing behavior. As interest rates rise, we expect some customers to move balances from demand deposits to interest-bearing accounts such as money market, savings, or certificates of deposit. Our models are particularly sensitive to the assumption about the rate of such migration.
We also assume a correlation, referred to as a “deposit beta,” with respect to interest-bearing deposits, wherein the rates paid to customers change at a different pace when compared with changes in average benchmark interest rates. Generally, certificates of deposit are assumed to have a high correlation, while interest-bearing checking accounts are assumed to have a lower correlation.
The following schedule presents deposit duration assumptions discussed previously:
DEPOSIT ASSUMPTIONS

	March 31, 2024		December 31, 2023
Product	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	3.1%	2.9%	3.5%	3.2%
Money market	1.4%	1.2%	1.5%	1.4%
Savings and interest-bearing checking	2.0%	1.7%	2.2%	1.9%
The effective duration of the deposits has shortened considerably due to faster deposit repricing.
As noted previously, we utilize derivatives to manage interest rate risk. The following schedule presents derivatives that are designated in qualifying hedging relationships at March 31, 2024. Included are the average outstanding derivative notional amounts for each period presented and the weighted average fixed-rate paid or received for each category of cash flow and fair value hedge. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the impact of these hedging relationships on interest income and expense.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
DERIVATIVES DESIGNATED IN QUALIFYING HEDGING RELATIONSHIPS

	2024			2025				2026	2Q26 - 1Q27	2Q27 - 1Q28
(Dollar amounts in millions)	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Cash flow hedges
Cash flow hedges of assets [1]
Average outstanding notional	$683	$350	$350	$350	$350	$350	$300	$133	$100	$—
Weighted-average fixed-rate received	2.55%	2.34%	2.34%	2.34%	2.34%	2.34%	2.13%	1.67%	1.65%	—%
Cash flow hedges of liabilities [2]
Average outstanding notional	$500	$500	$500	$500	$500	$—	$—	$—	$—	$—
Weighted-average fixed-rate paid	3.67%	3.67%	3.67%	3.67%	3.67%	—%	—%	—%	—%	—%
	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033
Fair value hedges
Fair value hedges of assets [3]
Average outstanding notional	$4,469	$4,558	$4,562	$4,558	$2,428	$1,049	$1,044	$1,037	$1,001	$973
Weighted-average fixed-rate paid	3.23%	3.21%	3.21%	3.21%	2.47%	1.84%	1.83%	1.83%	1.83%	1.82%
1 Cash flow hedges of assets consist of receive-fixed swaps hedging pools of floating-rate loans. The longest dated cash flow hedge matures in February 2027. Amounts for 2027 have not been prorated to reflect this hedge maturing during the period.
2 Cash flow hedges of liabilities consists of a pay-fixed swap hedging rolling FHLB advances. This swap matures in May of 2025.
3 Fair value asset hedges consist of pay-fixed swaps hedging fixed-rate AFS securities and fixed-rate commercial loans, as further discussed in Note 7 of the Notes to Consolidated Financial Statements. Increasing notional amounts in 2025 are due to forward starting swaps.
At March 31, 2024, we had $173 million of net losses deferred in accumulated other comprehensive income (loss) (“AOCI”) related to terminated cash flow hedges. Amounts deferred in AOCI from terminated cash flow hedges will be amortized into interest income on a straight-line basis through the original maturity dates of the hedges as long as the hedged forecasted transactions continue to be expected to occur. For more information on amounts deferred in AOCI related to terminated cash flow hedges, see “Interest Rate and Market Risk Management” in our 2023 Form 10-K.
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
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME AND CHANGE IN ECONOMIC VALUE OF EQUITY

	March 31, 2024					December 31, 2023
	Parallel shift in rates (in bps) [1]					Parallel shift in rates (in bps) [1]
Repricing scenario	-100	0	+100	+200	+300	-100	0	+100	+200	+300
Earnings at Risk (EaR)	(3.3)%	—%	3.7%	7.4%	11.2%	(2.5)%	—%	2.4%	4.9%	7.4%
Economic Value of Equity (EVE)	4.8%	—%	(2.6)%	(5.5)%	(8.0)%	2.8%	—%	(1.4)%	(3.3)%	(5.2)%
1 Assumes rates cannot go below zero in the negative rate shift.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The asset sensitivity, as measured by EaR, increased during the first quarter of 2024, primarily due to an increase in pay-fixed interest rate swap notional, partially offset by deposit migration from low beta products (e.g., checking accounts) to high beta products (e.g., money market accounts) and a shift from short- to long-term fixed-rate borrowings. Under our current deposit assumptions, interest rate risk remains within policy limits. For interest-bearing deposits with indeterminable maturities, the weighted average modeled beta is 53%.
Prepayment assumptions are an important factor in how we manage interest rate risk. Certain assets in our portfolio, such as 1-4 family residential mortgages and mortgage-backed securities, can be prepaid at any time by the borrower, which may significantly affect our expected cash flows. At March 31, 2024, lifetime prepayment speeds on loans and mortgage-backed securities were estimated to be 8.7% and 6.1%, respectively.
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
Latent interest rate sensitivity refers to future changes in net interest income based upon past rate movements that have yet to be fully recognized in revenue but will be recognized over the near term. We expect latent sensitivity to increase net interest income by 0.8% in the first quarter of 2025, compared with the first quarter of 2024.
Emergent interest rate sensitivity refers to future changes in net interest income based upon future interest rate movements and is measured from the latent level of net interest income. If interest rates rise consistent with the forward curve at March 31, 2024, we expect emergent sensitivity to increase net interest income by 1.0% from the latent sensitivity level, for a cumulative 1.8% increase in net interest income. For a +100 bps and -100 bps parallel interest rate shock to the implied forward rate path, the cumulative net interest income sensitivity would be 2.8% and -0.5%, respectively.
Our focus on business banking also plays a significant role in determining the nature of our asset-liability management posture. At March 31, 2024, $26.6 billion of our commercial lending and CRE loan balances were scheduled to reprice in the next six months. For these variable-rate loans, we have executed $850 million of cash flow hedges by receiving fixed rates on interest rate swaps. At March 31, 2024, we also had $3.7 billion of variable-rate consumer loans scheduled to reprice in the next six months. The impact on asset sensitivity from commercial or consumer loans with floors has become insignificant as rates have risen. See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
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
Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. During the first quarter of 2024, the $12 million after-tax improvement in AOCI related to investment securities was primarily due to paydowns on the AFS securities. For more discussion regarding investment securities and AOCI, see the “Capital Management” section on page 33. See also Note 5 of the Notes to Consolidated Financial Statements for further information regarding the accounting for investment securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Equity Investments
Through our equity investment activities, we own equity securities that are publicly traded. In addition, we own equity securities in governmental entities and companies, e.g., Federal Reserve (“FRB”) and the FHLB, that are not publicly traded. Equity investments may be accounted for at cost less impairment and adjusted for observable price changes, fair value, the equity method, or proportional or full consolidation methods of accounting, depending on our ownership position and degree of influence over the investees’ business. Regardless of the accounting method, the values of our investments are subject to fluctuation. Because the fair value of these securities may fall below the cost at which we acquired them, we are exposed to the possibility of loss. Equity investments in private and public companies are evaluated, monitored, and approved by members of management in our Equity Investments Committee and Securities Valuation Committee.
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various Small Business Investment Company (“SBIC”) venture capital funds as a strategy to provide beneficial financing, growth, and expansion opportunities to diverse businesses generally in communities within our geographic footprint. Our equity exposure to these investments was approximately $196 million and $190 million at March 31, 2024 and December 31, 2023, respectively. On occasion, some of the companies within our SBIC investment may issue an initial public offering (“IPO”). In this case, the fund is generally subject to a lockout period before we can liquidate the investment, which can introduce additional market risk. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the valuation of our SBIC investments.
Liquidity Risk Management
Liquidity refers to our ability to meet our cash, contractual, and collateral obligations, and to manage both expected and unexpected cash flows without adversely impacting our operations or financial strength. We manage our liquidity to provide funds for our customers’ credit needs, our anticipated financial and contractual obligations, and other corporate activities. Sources of liquidity primarily include deposits, borrowings, equity, and paydowns of assets, such as loans and investment securities. Our investment securities are primarily held as a source of contingent liquidity. We generally own securities that can readily provide us with cash and liquidity through secured borrowing agreements with securities pledged as collateral.
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
Additionally, we have pledged collateral to the FRB’s primary credit facility (or discount window) and to the Bank Term Funding Program (“BTFP”), which provide additional contingent funding sources outside the normal operating hours of the FHLB and the GCF program. The BTFP offered loans of up to one year in length to eligible

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
depository institutions pledging U.S. Treasuries, agency debt and government mortgage-backed securities, and other qualifying assets as collateral. The availability of advances under the program ended in mid-March 2024. At March 31, 2024, our outstanding borrowings under the BTFP were $3.0 billion, with $1.5 billion maturing on December 31, 2024, and another $1.5 billion maturing on January 15, 2025. These advances may be prepaid at any time without penalty. For more information on our liquidity risk management practices, see “Liquidity Risk Management” in our 2023 Form 10-K.
For the first three months of 2024, the primary sources of cash came from a decrease in investment securities, an increase in short-term borrowings, and net cash provided by operating activities. Uses of cash during the same period primarily included a decrease in deposits, an increase in loans and leases, and an increase in money market investments. Cash payments for interest reflected in operating expenses were $491 million and $224 million for the first three months of 2024 and 2023, respectively.
The FHLB and FRB have been, and continue to be, a significant source of back-up liquidity and funding. We are a member of the FHLB of Des Moines, which allows member banks to borrow against eligible loans and securities to satisfy liquidity and funding requirements. We are required to invest in FHLB and FRB stock to maintain our borrowing capacity. At March 31, 2024, our total investment in FHLB and FRB stock was $45 million and $65 million, respectively, compared with $79 million and $65 million at December 31, 2023.
At March 31, 2024, loans with a carrying value of $22.9 billion and $15.8 billion, compared with $24.8 billion and $11.5 billion at December 31, 2023, were pledged at the FHLB and FRB, respectively, as collateral for current and potential borrowings.
At March 31, 2024 and December 31, 2023, investment securities with a carrying value of $19.8 billion and $20.5 billion, respectively, were pledged as collateral for potential borrowings. For the same time periods, these pledged securities included $9.2 billion and $9.5 billion for available use through the GCF repo program, $5.4 billion and $5.5 billion to the FRB, and $5.1 billion and $5.5 billion to secure collateralized public and trust deposits, advances, and for other purposes.
A large portion of these pledged assets are unencumbered, but are pledged to provide immediate access to contingency sources of funds. The following schedule presents our total available liquidity including unused collateralized borrowing capacity:
AVAILABLE LIQUIDITY

	March 31, 2024					December 31, 2023
(Dollar amounts in billions)	FHLB	FRB [1]	GCF	BTFP	Total	FHLB	FRB [1]	GCF	BTFP	Total

Total borrowing capacity	$15.6	$15.3	$9.2	$3.0	$43.1	$16.6	$9.8	$9.6	$5.8	$41.8
Borrowings outstanding	0.9	—	—	3.0	3.9	1.6	—	1.8	—	3.4
Remaining capacity, at period end	$14.7	$15.3	$9.2	$—	$39.2	$15.0	$9.8	$7.8	$5.8	$38.4

Cash and due from banks					0.7					0.7
Interest-bearing deposits [2]					1.7					1.5
Total available liquidity					$41.6					$40.6
Ratio of available liquidity to uninsured deposits					130%					122%
1 Represents borrowing capacity and borrowings outstanding at the Federal Reserve Bank discount window.
2 Represents funds deposited by the Bank primarily at the Federal Reserve Bank.
At March 31, 2024 and December 31, 2023, our total available liquidity was $41.6 billion, compared with $40.6 billion, respectively. At March 31, 2024, we had sources of liquidity that exceeded our uninsured deposits without the need to sell any investment securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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

CREDIT RATINGS
as of April 30, 2024:
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
We utilize stress testing as an important mechanism to inform our decisions on the appropriate level of capital, based upon actual and hypothetically stressed economic conditions, including the FRB’s supervisory severely adverse scenario. The timing and amount of capital actions are subject to various factors, including our financial performance, business needs, prevailing and anticipated economic conditions, and the results of our internal stress testing, as well as Board and Office of the Comptroller of the Currency (“OCC”) approval. Shares may be repurchased occasionally in the open market or through privately negotiated transactions. For a more comprehensive discussion of our capital risk management, see “Capital Management” in our 2023 Form 10-K.
SHAREHOLDERS' EQUITY

(Dollar amounts in millions)	March 31, 2024	December 31, 2023	Amount change	Percent change
Shareholders’ equity:
Preferred stock	$440	$440	$—	—%
Common stock and additional paid-in capital	1,705	1,731	(26)	(2)
Retained earnings	6,293	6,212	81	1
Accumulated other comprehensive loss	(2,609)	(2,692)	83	3
Total shareholders' equity	$5,829	$5,691	$138	2%
Total shareholders’ equity increased $138 million, or 2%, to $5.8 billion at March 31, 2024, compared with $5.7 billion at December 31, 2023. Common stock and additional paid-in capital decreased $26 million, primarily due to common stock repurchases. In February 2024, the Board approved a plan to repurchase up to $35 million of common shares outstanding during the year 2024. During the first quarter of 2024, we repurchased 0.9 million common shares outstanding for $35 million.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The AOCI balance was a loss of $2.6 billion at March 31, 2024, and primarily reflects the decline in the fair value of fixed-rate investment securities as a result of higher interest rates, and includes $2.0 billion ($1.5 billion after tax) of unrealized losses on the securities previously transferred from AFS to HTM. During the first quarter of 2024, AOCI improved $83 million, driven largely by $46 million in unrealized loss amortization associated with the securities transferred from AFS to HTM, and $12 million primarily related to paydowns on AFS securities. AOCI was also positively impacted by a $25 million change in net deferred losses related to derivative instruments used for risk management purposes. Absent any sales or credit impairment of the AFS securities, the unrealized losses will not be recognized in earnings. We do not intend to sell any securities with unrealized losses. Although changes in AOCI are reflected in shareholders’ equity, they are excluded from regulatory capital, and therefore do not impact our regulatory ratios. For more discussion on our investment securities portfolio and related unrealized gains and losses, see Note 5 of the Notes to Consolidated Financial Statements.
CAPITAL DISTRIBUTIONS

	Three Months Ended March 31,
(In millions, except share data)	2024	2023
Capital distributions:
Preferred dividends paid	$10	$6
Total capital distributed to preferred shareholders	10	6
Common dividends paid	61	61
Bank common stock repurchased [1]	35	50
Total capital distributed to common shareholders	96	111
Total capital distributed to preferred and common shareholders	$106	$117
Weighted average diluted common shares outstanding (in thousands)	147,343	148,038
Common shares outstanding, at period end (in thousands)	147,653	148,100
1 Includes amounts related to the common shares acquired from our publicly announced plans and those acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options.
Pursuant to the OCC’s “Earnings Limitation Rule,” our dividend payments are restricted to an amount equal to the sum of the total of (1) our net income for that year, and (2) retained earnings for the preceding two years, unless the OCC approves the declaration and payment of dividends in excess of such amount. As of April 1, 2024, we had $1.1 billion of retained net profits available for distribution.
During the first quarter of 2024, we paid dividends on preferred stock of $10 million and dividends on common stock of $61 million, or $0.41 per share. In April 2024, the Board declared a regular quarterly dividend of $0.41 per common share, payable on May 23, 2024 to shareholders of record on May 16, 2024. See Note 9 of the Notes to Consolidated Financial Statements for additional information about our capital management actions.
Basel III
We are subject to Basel III capital requirements that include certain minimum regulatory capital ratios. At March 31, 2024, we exceeded all capital adequacy requirements under the Basel III capital rules. Based on our internal stress testing and other assessments of capital adequacy, we believe we hold capital sufficiently in excess of internal and regulatory requirements for well-capitalized banks. See “Supervision and Regulation” and Note 15 of our 2023 Form 10-K for more information about our compliance with the Basel III capital requirements. The following schedule presents our capital amounts, capital ratios, and other selected performance ratios:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CAPITAL AMOUNTS AND RATIOS

(Dollar amounts in millions)	March 31, 2024	December 31, 2023	March 31, 2023
Basel III risk-based capital amounts:
Common equity tier 1 capital	$6,920	$6,863	$6,582
Tier 1 risk-based	7,360	7,303	7,022
Total risk-based	8,619	8,553	8,232
Risk-weighted assets	66,824	66,934	66,274
Basel III risk-based capital ratios:
Common equity tier 1 capital ratio	10.4%	10.3%	9.9%
Tier 1 risk-based ratio	11.0	10.9	10.6
Total risk-based ratio	12.9	12.8	12.4
Tier 1 leverage ratio	8.4	8.3	7.8
Other ratios:
Average equity to average assets (three months ended)	6.5%	6.2%	5.6%
Return on average common equity (three months ended)	10.9	9.2	17.4
Return on average tangible common equity (three months ended) [1]	13.7	11.8	22.7
Tangible equity ratio [1]	5.5	5.4	4.7
Tangible common equity ratio [1]	5.0	4.9	4.2
1 See “Non-GAAP Financial Measures” on page 35 for more information regarding these ratios.
During the third quarter of 2023, federal bank regulators issued a proposal to implement the Basel Committee on Banking Supervision’s finalization of the post-crisis bank regulatory capital reforms. The proposal, commonly referred to as the “Basel III Endgame,” would significantly revise the capital requirements applicable to large banking organizations, defined as those with total assets of $100 billion or more, and would potentially impact our current and future capital planning, including share repurchase activity. At March 31, 2024, we had $87.1 billion in total assets and do not currently qualify as a large banking organization. We continue to evaluate the potential impact of the proposal, as we expect it is more likely than not we would become subject to this proposal in the future, were it to be finalized in its current form.
Federal bank regulators also issued proposals that would (1) expand a long-term debt requirement to all banks with total assets of $100 billion or more, and (2) revise requirements for resolution planning. For more information about these regulatory proposals and their potential impact, see “Recent Regulatory Developments” in the Supervision and Regulation section of our 2023 Form 10-K.
NON-GAAP FINANCIAL MEASURES
This Form 10-Q presents non-GAAP financial measures, in addition to generally accepted accounting principles (“GAAP”) financial measures. The adjustments to reconcile from the applicable GAAP financial measures to the non-GAAP financial measures are presented in the following schedules. We consider these adjustments to be relevant to ongoing operating results and provide a meaningful basis for period-to-period comparisons. We use these non-GAAP financial measures to assess our performance and financial position. We believe that presenting these non-GAAP financial measures allows investors to assess our performance on the same basis as that applied by our management and the financial services industry.
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
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		March 31, 2024	December 31, 2023	March 31, 2023

Net earnings applicable to common shareholders (GAAP)		$143	$116	$198
Adjustment, net of tax:
Amortization of core deposit and other intangibles		1	1	1
Net earnings applicable to common shareholders, net of tax	(a)	$144	$117	$199
Average common equity (GAAP)		$5,289	$4,980	$4,614
Average goodwill and intangibles		(1,058)	(1,060)	(1,064)
Average tangible common equity (non-GAAP)	(b)	$4,231	$3,920	$3,550
Number of days in quarter	(c)	91	92	90
Number of days in year	(d)	366	365	365
Return on average tangible common equity (non-GAAP) [1]	(a/b/c)*d	13.7%	11.8%	22.7%
1 Excluding the effect of AOCI from average tangible common equity would result in associated returns of 8.4%, 6.7%, and 12.3% for the periods presented, respectively.
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		March 31, 2024	December 31, 2023	March 31, 2023

Total shareholders’ equity (GAAP)		$5,829	$5,691	$5,184
Goodwill and intangibles		(1,057)	(1,059)	(1,063)
Tangible equity (non-GAAP)	(a)	4,772	4,632	4,121
Preferred stock		(440)	(440)	(440)
Tangible common equity (non-GAAP)	(b)	$4,332	$4,192	$3,681
Total assets (GAAP)		$87,060	$87,203	$88,573
Goodwill and intangibles		(1,057)	(1,059)	(1,063)
Tangible assets (non-GAAP)	(c)	$86,003	$86,144	$87,510
Common shares outstanding (in thousands)	(d)	147,653	148,153	148,100
Tangible equity ratio (non-GAAP)	(a/c)	5.5%	5.4%	4.7%
Tangible common equity ratio (non-GAAP)	(b/c)	5.0%	4.9%	4.2%
Tangible book value per common share (non-GAAP)	(b/d)	$29.34	$28.30	$24.85

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
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Year Ended
(Dollar amounts in millions)		March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2023

Noninterest expense (GAAP)	(a)	$526	$581	$512	$2,097
Adjustments:
Severance costs		—	—	1	14
Amortization of core deposit and other intangibles		2	2	2	6
Restructuring costs		—	—	—	1
FDIC special assessment		13	90	—	90
Total adjustments	(b)	15	92	3	111
Adjusted noninterest expense (non-GAAP)	(c)=(a-b)	$511	$489	$509	$1,986
Net interest income (GAAP)	(d)	$586	$583	$679	$2,438
Fully taxable-equivalent adjustments	(e)	10	10	9	41
Taxable-equivalent net interest income (non-GAAP)	(f)=(d+e)	596	593	688	2,479
Noninterest income (GAAP)	g	156	148	160	677
Combined income (non-GAAP)	(h)=(f+g)	752	741	848	3,156
Adjustments:
Fair value and nonhedge derivative gains		1	(9)	(3)	(4)
Securities gains (losses), net		(2)	(1)	1	4
Total adjustments	(i)	(1)	(10)	(2)	—
Adjusted taxable-equivalent revenue (non-GAAP)	(j)=(h-i)	$753	$751	$850	$3,156
Pre-provision net revenue (non-GAAP)	(h)-(a)	$226	$160	$336	$1,059
Adjusted PPNR (non-GAAP)	(j)-(c)	242	262	341	1,170
Efficiency ratio (non-GAAP)	(c/j)	67.9%	65.1%	59.9%	62.9%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 1.    FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$709	$716
Money market investments:
Interest-bearing deposits	1,688	1,488
Federal funds sold and securities purchased under agreements to resell	894	937
Investment securities:
Held-to-maturity, at amortized cost (fair value: $10,105 and $10,466)	10,209	10,382
Available-for-sale, at fair value	9,931	10,300
Trading, at fair value	59	48
Total investment securities	20,199	20,730
Loans held for sale	12	53
Loans and leases, net of unearned income and fees	58,109	57,779
Less allowance for loan and lease losses	699	684
Loans held for investment, net of allowance	57,410	57,095
Other noninterest-bearing investments	922	950
Premises, equipment and software, net	1,396	1,400
Goodwill and intangibles	1,057	1,059
Other real estate owned	6	6
Other assets	2,767	2,769
Total assets	$87,060	$87,203
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$25,137	$26,244
Interest-bearing:
Savings and money market	38,879	38,721
Time	10,221	9,996
Total deposits	74,237	74,961
Federal funds and other short-term borrowings	4,895	4,379
Long-term debt	544	542
Reserve for unfunded lending commitments	37	45
Other liabilities	1,518	1,585
Total liabilities	81,231	81,512
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	440	440
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 147,653 and 148,153 shares) and additional paid-in capital	1,705	1,731
Retained earnings	6,293	6,212
Accumulated other comprehensive income (loss)	(2,609)	(2,692)
Total shareholders’ equity	5,829	5,691
Total liabilities and shareholders’ equity	$87,060	$87,203
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)	Three Months Ended March 31,
(In millions, except shares and per share amounts)	2024	2023
Interest income:
Interest and fees on loans	$865	$726
Interest on money market investments	47	57
Interest on securities	142	137
Total interest income	1,054	920
Interest expense:
Interest on deposits	376	82
Interest on short- and long-term borrowings	92	159
Total interest expense	468	241
Net interest income	586	679
Provision for credit losses:
Provision for loan and lease losses	21	46
Provision for unfunded lending commitments	(8)	(1)
Total provision for credit losses	13	45
Net interest income after provision for credit losses	573	634
Noninterest income:
Commercial account fees	44	43
Card fees	23	24
Retail and business banking fees	16	16
Loan-related fees and income	15	21
Capital markets fees	24	17
Wealth management fees	15	15
Other customer-related fees	14	15
Customer-related noninterest income	151	151
Fair value and nonhedge derivative income	1	(3)
Dividends and other income (loss)	6	11
Securities gains (losses), net	(2)	1
Total noninterest income	156	160
Noninterest expense:
Salaries and employee benefits	331	339
Technology, telecom, and information processing	62	55
Occupancy and equipment, net	39	40
Professional and legal services	16	13
Marketing and business development	10	12
Deposit insurance and regulatory expense	34	18
Credit-related expense	7	6
Other	27	29
Total noninterest expense	526	512
Income before income taxes	203	282
Income taxes	50	78
Net income	153	204
Preferred stock dividends	(10)	(6)
Net earnings applicable to common shareholders	$143	$198
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	147,338	148,015
Diluted shares (in thousands)	147,343	148,038
Net earnings per common share:
Basic	$0.96	$1.33
Diluted	0.96	1.33
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2024	2023

Net income for the period	$153	$204
Other comprehensive income, net of tax:
Net unrealized holding gains on investment securities	12	77
Unrealized loss amortization associated with the securities transferred from AFS to HTM	46	49
Net unrealized holding gains (losses) on derivative instruments	(1)	29
Reclassification adjustment for decrease in interest income recognized in earnings on derivative instruments	26	37
Other comprehensive income, net of tax	83	192
Comprehensive income	$236	$396
See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock shares (in thousands)	Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

Balance at December 31, 2023	$440	148,153	$1,731	$6,212	$(2,692)	$5,691
Net income for the period				153		153
Other comprehensive income, net of tax					83	83
Bank common stock repurchased		(890)	(35)			(35)
Net activity under employee plans and related tax benefits		390	9			9
Dividends on preferred stock				(10)		(10)
Dividends on common stock, $0.41 per share				(61)		(61)
Change in deferred compensation				(1)		(1)
Balance at March 31, 2024	$440	147,653	$1,705	$6,293	$(2,609)	$5,829

Balance at December 31, 2022	$440	148,664	$1,754	$5,811	$(3,112)	$4,893
Net income for the period				204		204
Other comprehensive income, net of tax					192	192
Cumulative effect adjustment, due to adoption of ASU 2022-02, net of tax				2		2
Bank common stock repurchased		(953)	(50)			(50)
Net activity under employee plans and related tax benefits		389	11			11
Dividends on preferred stock				(6)		(6)
Dividends on common stock, $0.41 per share				(61)		(61)
Change in deferred compensation				(1)		(1)
Balance at March 31, 2023	$440	148,100	$1,715	$5,949	$(2,920)	$5,184

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$153	$204
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	13	45
Depreciation and amortization	32	36
Share-based compensation	16	17
Deferred income tax expense	22	6
Net decrease (increase) in trading securities	(11)	77
Net decrease in loans held for sale	41	7
Change in other liabilities	(77)	(529)
Change in other assets	76	362
Other, net	(4)	(4)
Net cash provided by operating activities	261	221
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	(157)	727
Proceeds from maturities and paydowns of investment securities held-to-maturity	232	237
Purchases of investment securities held-to-maturity	—	(10)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	480	583
Purchases of investment securities available-for-sale	(182)	(138)
Net change in loans and leases	(321)	(738)
Purchases and sales of other noninterest-bearing investments	25	(37)
Purchases of premises and equipment	(30)	(31)
Other, net	6	(2)
Net cash provided by investing activities	53	591
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(724)	(2,445)
Net change in short-term borrowed funds	516	1,707
Proceeds from the issuance of common stock	—	2
Dividends paid on common and preferred stock	(71)	(69)
Bank common stock repurchased	(35)	(50)
Other, net	(7)	(7)
Net cash used in financing activities	(321)	(862)
Net decrease in cash and due from banks	(7)	(50)
Cash and due from banks at beginning of period	716	657
Cash and due from banks at end of period	$709	$607
Cash paid for interest	$491	$224
Net cash paid for income taxes	—	—
Noncash activities:
Loans held for investment reclassified to loans held for sale, net	12	47
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2024
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
The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying Notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and accompanying footnotes included in our 2023 Form 10-K.
We evaluated events that occurred between March 31, 2024 and the date the accompanying financial statements were issued, and determined that there were no material events that would require adjustments to our consolidated financial statements or significant disclosure in the accompanying Notes.
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

Standards not yet adopted by the Bank as of March 31, 2024

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
This Accounting Standards Update (“ASU”) expands operating segment disclosures and requires all segment disclosures to be reported in both annual and interim periods. The new standard requires disclosure of the following:
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

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
This ASU expands tax disclosures to provide more information to better assess how an entity’s operations, related tax risks, and tax planning affect its tax rate and prospects for future cash flows. The enhancements in this ASU require that an entity disaggregate income taxes paid and income (or loss) from continuing operations before tax expense (or benefit), and income tax expense (or benefit) from continuing operations.
The new standard requires disclosure of specific categories in the rate reconciliation and provides additional information for reconciling items that meet a quantitative threshold.
		January 1, 2025	The overall effect of this standard is not expected to have a material impact on our financial statements.

Standards adopted by the Bank during the first quarter of 2024

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
	January 1, 2024	We adopted the new standard on January 1, 2024. The adoption of this standard did not have a material effect on our financial statements.
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
	January 1, 2024	We adopted the new standard on January 1, 2024. The adoption of this standard did not have a material effect on our financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
3. FAIR VALUE
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For more information about our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 3 of our 2023 Form 10-K.
Fair Value Hierarchy
The following schedule presents assets and liabilities measured at fair value on a recurring basis:

(In millions)	March 31, 2024
	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	$481	$8,167	$—	$8,648
Municipal securities		1,259		1,259
Other debt securities		24		24
Total available-for-sale	481	9,450	—	9,931
Trading securities		59		59
Other noninterest-bearing investments:
Bank-owned life insurance		555		555
Private equity investments [1]	3		98	101
Other assets:
Agriculture loan servicing			19	19
Deferred compensation plan assets	130			130
Derivatives		481		481
Total assets	$614	$10,545	$117	$11,276
LIABILITIES
Securities sold, not yet purchased	$76	$—	$—	$76
Other liabilities:
Derivatives		388		388
Total liabilities	$76	$388	$—	$464
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
Level 3 Valuations
Our Level 3 financial instruments include PEIs and agriculture loan servicing. For additional information regarding our Level 3 financial instruments, including the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2023 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Roll-forward of Level 3 Fair Value Measurements
The following schedule presents a roll-forward of assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended
	March 31, 2024		March 31, 2023
(In millions)	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing

Balance at beginning of period	$92	$19	$81	$14
Other noninterest income (expense)	—	—	—	4
Purchases	7	—	1	—
Cost of investments sold	(1)	—	—	—
Transfers out	—	—	—	—
Balance at end of period	$98	$19	$82	$18
The roll-forward of Level 3 instruments includes the following realized gains and losses recognized in “Securities gains (losses), net” on the consolidated statement of income for the periods presented:

(In millions)	Three Months Ended
	March 31, 2024	March 31, 2023

Securities gains (losses), net	$2	$—
Nonrecurring Fair Value Measurements
Certain assets and liabilities may be measured at fair value on a nonrecurring basis, including impaired loans that have been measured based on the fair value of the underlying collateral, other real estate owned (“OREO”), and equity investments without readily determinable fair values. Nonrecurring fair value adjustments generally include changes in value resulting from observable price changes for equity investments without readily determinable fair values, write-downs of individual assets, or the application of lower of cost or fair value accounting. At March 31, 2024, we had $2 million of collateral-dependent loans classified in Level 2, and we recognized less than $1 million of losses from fair value changes related to these loans. For additional information regarding assets and liabilities measured at fair value on a nonrecurring basis, see Note 3 of our 2023 Form 10-K.

Fair Value of Certain Financial Instruments
The following schedule presents the carrying values and estimated fair values of certain financial instruments:

	March 31, 2024			December 31, 2023
(In millions)	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Financial assets:
Held-to-maturity investment securities	$10,209	$10,105	2	$10,382	$10,466	2
Loans and leases (including loans held for sale), net of allowance	57,422	55,502	3	57,148	54,832	3
Financial liabilities:
Time deposits	10,221	10,179	2	9,996	9,964	2
Long-term debt	544	498	2	542	494	2
The preceding schedule does not include certain financial instruments that are recorded at fair value on a recurring basis, as well as certain financial assets and liabilities for which the carrying value approximates fair value. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2023 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
4. OFFSETTING ASSETS AND LIABILITIES
The following schedules present gross and net information for selected financial instruments on the balance sheet:

	March 31, 2024
				Gross amounts not offset on the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset on the balance sheet	Net amounts presented on the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$1,315	$(421)	$894	$—	$—	$894
Derivatives (included in other assets)	481	—	481	(12)	(455)	14
Total assets	$1,796	$(421)	$1,375	$(12)	$(455)	$908
Liabilities:
Federal funds and other short-term borrowings	$5,316	$(421)	$4,895	$—	$—	$4,895
Derivatives (included in other liabilities)	388	—	388	(12)	—	376
Total liabilities	$5,704	$(421)	$5,283	$(12)	$—	$5,271

	December 31, 2023
				Gross amounts not offset on the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset on the balance sheet	Net amounts presented on the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$1,170	$(233)	$937	$—	$—	$937
Derivatives (included in other assets)	420	—	420	(31)	(357)	32
Total assets	$1,590	$(233)	$1,357	$(31)	$(357)	$969
Liabilities:
Federal funds and other short-term borrowings	$4,612	$(233)	$4,379	$—	$—	$4,379
Derivatives (included in other liabilities)	333	—	333	(31)	(1)	301
Total liabilities	$4,945	$(233)	$4,712	$(31)	$(1)	$4,680
Security repurchase and reverse repurchase agreements are offset, when applicable, on the balance sheet according to master netting agreements. Security repurchase agreements are included in “Federal funds and other short-term borrowings” on the consolidated balance sheet. Derivative instruments may be offset under their master netting agreements; however, for accounting purposes, we present these items on a gross basis on our balance sheet. See Note 7 for further information regarding derivative instruments.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The carrying values of our securities do not include accrued interest receivables of $58 million and $65 million at March 31, 2024 and December 31, 2023, respectively. These receivables are included in “Other assets” on the consolidated balance sheet.
When a security is transferred from AFS to HTM, the difference between its amortized cost basis and fair value at the date of transfer is amortized as a yield adjustment through interest income, and the fair value at the date of transfer results in either a premium or discount to the amortized cost basis of the HTM securities. The amortization of unrealized gains or losses reported in AOCI will offset the effect of the amortization of the premium or discount in interest income that is created by the transfer. The discount associated with securities previously transferred from AFS to HTM was $2.0 billion ($1.5 billion after tax) at March 31, 2024.
See Notes 3 and 5 of our 2023 Form 10-K for more information regarding our process to estimate the fair value and accounting for our investment securities, respectively. The following schedule presents the amortized cost and estimated fair values of our HTM and AFS securities:

	March 31, 2024
(In millions)	Amortized cost	Gross unrealized gains [1]	Gross unrealized losses	Estimated fair value
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$92	$—	$7	$85
Agency guaranteed mortgage-backed securities	9,776	17	97	9,696
Municipal securities	341	—	17	324
Total held-to-maturity	10,209	17	121	10,105
Available-for-sale
U.S. Treasury securities	584	—	103	481
U.S. Government agencies and corporations:
Agency securities	629	—	33	596
Agency guaranteed mortgage-backed securities	8,335	—	1,282	7,053
Small Business Administration loan-backed securities	543	—	25	518
Municipal securities	1,336	—	77	1,259
Other debt securities	25	—	1	24
Total available-for-sale	11,452	—	1,521	9,931
Total HTM and AFS investment securities	$21,661	$17	$1,642	$20,036

	December 31, 2023
(In millions)	Amortized cost	Gross unrealized gains [1]	Gross unrealized losses	Estimated fair value
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$93	$—	$6	$87
Agency guaranteed mortgage-backed securities	9,935	156	50	10,041
Municipal securities	354	—	16	338
Total held-to-maturity	10,382	156	72	10,466
Available-for-sale
U.S. Treasury securities	585	—	93	492
U.S. Government agencies and corporations:
Agency securities	663	—	33	630
Agency guaranteed mortgage-backed securities	8,530	—	1,239	7,291
Small Business Administration loan-backed securities	571	—	25	546
Municipal securities	1,385	—	67	1,318
Other debt securities	25	—	2	23
Total available-for-sale	11,759	—	1,459	10,300
Total HTM and AFS investment securities	$22,141	$156	$1,531	$20,766
1 Gross unrealized gains for the respective AFS security categories were individually less than $1 million.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Maturities
The following schedule presents the amortized cost and weighted average yields of debt securities by contractual maturity of principal payments at March 31, 2024. This schedule does not reflect the duration of the portfolio, which would incorporate amortization, expected prepayments, interest rate resets, and fair value hedges; the effects of which result in measured durations shorter than contractual maturities.

	March 31, 2024
	Total debt securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollar amounts in millions)	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$92	3.52%	$—	—%	$—	—%	$—	—%	$92	3.52%
Agency guaranteed mortgage-backed securities	9,776	1.85	—	—	—	—	44	1.93	9,732	1.85
Municipal securities [1]	341	3.19	30	2.86	129	2.91	154	3.49	28	3.17
Total held-to-maturity securities	10,209	1.91	30	2.86	129	2.91	198	3.14	9,852	1.87
Available-for-sale
U.S. Treasury securities	584	3.25	183	5.22	—	—	—	—	401	2.35
U.S. Government agencies and corporations:
Agency securities	629	2.59	142	1.55	122	2.74	202	2.84	163	3.09
Agency guaranteed mortgage-backed securities	8,335	2.02	5	1.28	150	1.70	1,412	2.12	6,768	2.01
Small Business Administration loan-backed securities	543	5.53	1	4.92	20	6.33	138	4.43	384	5.88
Municipal securities [1]	1,336	2.18	147	2.72	408	2.56	713	1.85	68	2.30
Other debt securities	25	8.78	—	—	10	9.52	—	—	15	8.29
Total available-for-sale securities	11,452	2.32	478	3.32	710	2.61	2,465	2.23	7,799	2.26
Total HTM and AFS investment securities	$21,661	2.12%	$508	3.29%	$839	2.66%	$2,663	2.30%	$17,651	2.04%
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents gross unrealized losses for AFS securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	March 31, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$—	$10	$103	$298	$103	$308
U.S. Government agencies and corporations:
Agency securities	—	—	33	579	33	579
Agency guaranteed mortgage-backed securities	73	312	1,209	6,665	1,282	6,977
Small Business Administration loan-backed securities	—	3	25	460	25	463
Municipal securities	1	83	76	1,154	77	1,237
Other	—	—	1	14	1	14
Total available-for-sale investment securities	$74	$408	$1,447	$9,170	$1,521	$9,578

	December 31, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$—	$—	$93	$308	$93	$308
U.S. Government agencies and corporations:
Agency securities	—	5	33	605	33	610
Agency guaranteed mortgage-backed securities	71	312	1,168	6,902	1,239	7,214
Small Business Administration loan-backed securities	—	4	25	484	25	488
Municipal securities	2	229	65	1,061	67	1,290
Other	—	—	2	13	2	13
Total available-for-sale investment securities	$73	$550	$1,386	$9,373	$1,459	$9,923
At March 31, 2024 and December 31, 2023, approximately 2,940 and 2,998 AFS investment securities were in an unrealized loss position, respectively.
Impairment
On a quarterly basis, we review our investment securities portfolio for the presence of impairment on an individual security basis. For additional information on our policy and impairment evaluation process for investment securities, see Note 5 of our 2023 Form 10-K.
AFS Impairment
We did not recognize any impairment on our AFS investment securities portfolio during the first three months of 2024. Unrealized losses primarily relate to higher interest rates subsequent to the purchase of securities and are not attributable to credit; as such, absent any future sales, we would expect to receive the full principal value at maturity. At March 31, 2024, we had not initiated any sales of AFS securities, nor did we have an intent to sell any identified securities with unrealized losses. We do not believe it is more likely than not that we would be required to sell such securities before recovery of their amortized cost basis.
HTM Impairment
For HTM securities, the allowance for credit losses (“ACL”) is assessed consistent with the approach described in Note 6 for loans and leases measured at amortized cost. At March 31, 2024, the ACL on HTM securities was less than $1 million, all HTM securities were risk-graded as “Pass” in terms of credit quality, and none were considered past due.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Securities Gains and Losses Recognized in Income
The following schedule presents securities gains and losses recognized in income:

	Three Months Ended March 31,
	2024		2023
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses

Available-for-sale	$—	$—	$1	$1
Trading	10	9	3	3
Other noninterest-bearing investments	6	9	4	3
Total gains	16	18	8	7
Net gains (losses) [1]		$(2)		$1
1 Net gains (losses) were recognized in “Securities gains (losses), net” on the consolidated statement of income.
The following schedule presents interest income by security type:

	Three Months Ended March 31,
	2024			2023
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$56	$1	$57	$60	$1	$61
Available-for-sale	77	8	85	69	6	75
Trading	—	—	—	1	—	1
Total securities	$133	$9	$142	$130	$7	$137

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
6. LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
Loans and leases are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	March 31, 2024	December 31, 2023

Loans held for sale	$12	$53
Commercial:
Commercial and industrial	$16,519	$16,684
Leasing	388	383
Owner-occupied	9,295	9,219
Municipal	4,277	4,302
Total commercial	30,479	30,588
Commercial real estate:
Construction and land development	2,686	2,669
Term	10,892	10,702
Total commercial real estate	13,578	13,371
Consumer:
Home equity credit line	3,382	3,356
1-4 family residential	8,778	8,415
Construction and other consumer real estate	1,321	1,442
Bankcard and other revolving plans	439	474
Other	132	133
Total consumer	14,052	13,820
Total loans and leases	$58,109	$57,779
Loans and leases are measured and presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $32 million and $37 million at March 31, 2024 and December 31, 2023, respectively. Amortized cost basis does not include accrued interest receivables of $300 million and $299 million at March 31, 2024 and December 31, 2023, respectively. These receivables are presented in the consolidated balance sheet within the “Other assets” line item.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $237 million at March 31, 2024 and $219 million at December 31, 2023.
Loans with a carrying value of $38.7 billion at March 31, 2024 and $36.3 billion at December 31, 2023 have been pledged at the Federal Reserve (“FRB”) and the Federal Home Loan Bank (“FHLB”) of Des Moines as collateral for current and potential borrowings.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended March 31,
(In millions)	2024	2023

Loans added to held for sale	$129	$86
Loans sold from held for sale	170	89
Occasionally, we have continuing involvement in the sold loans in the form of servicing rights or guarantees. The principal balance of sold loans for which we retain servicing was $0.5 billion and $0.4 billion at March 31, 2024 and December 31, 2023, respectively. Income from sold loans, excluding servicing, was $1 million for the three months ended March 31, 2024, and $5 million for the three months ended March 31, 2023. Other income from loans sold includes fair value adjustments on loans that are included in “Capital markets fees” on the consolidated statement of income.
Allowance for Credit Losses
The allowance for credit losses (“ACL”), which consists of the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”), represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. For additional information regarding our policies and methodologies used to estimate the ACL, see Note 6 of our 2023 Form 10-K.
The ACL for AFS and HTM debt securities is estimated separately from loans. For HTM securities, the ACL is estimated consistent with the approach for loans measured at amortized cost. See Note 5 of our 2023 Form 10-K for further discussion of our methodology used to estimate the ACL on AFS and HTM debt securities.
Changes in the ACL are summarized as follows:

	Three Months Ended March 31, 2024
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$302	$241	$141	$684
Provision for loan losses	(2)	57	(34)	21
Gross loan and lease charge-offs	10	—	4	14
Recoveries	6	1	1	8
Net loan and lease charge-offs (recoveries)	4	(1)	3	6
Balance at end of period	$296	$299	$104	$699
Reserve for unfunded lending commitments
Balance at beginning of period	$19	$17	$9	$45
Provision for unfunded lending commitments	—	(7)	(1)	(8)
Balance at end of period	$19	$10	$8	$37
Total allowance for credit losses at end of period
Allowance for loan losses	$296	$299	$104	$699
Reserve for unfunded lending commitments	19	10	8	37
Total allowance for credit losses	$315	$309	$112	$736

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended March 31, 2023
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$300	$152	$120	$572
Provision for loan losses	10	8	28	46
Gross loan and lease charge-offs	3	—	4	7
Recoveries	6	—	1	7
Net loan and lease charge-offs (recoveries)	(3)	—	3	—
Balance at end of period	$313	$160	$145	$618
Reserve for unfunded lending commitments
Balance at beginning of period	$16	$33	$12	$61
Provision for unfunded lending commitments	3	(5)	1	(1)
Balance at end of period	$19	$28	$13	$60
Total allowance for credit losses at end of period
Allowance for loan losses	$313	$160	$145	$618
Reserve for unfunded lending commitments	19	28	13	60
Total allowance for credit losses	$332	$188	$158	$678

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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amortized cost basis of nonaccrual loans is summarized as follows:

	March 31, 2024
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Commercial:
Commercial and industrial	$7	$103	$110	$25
Leasing	—	2	2	1
Owner-occupied	13	7	20	1
Total commercial	20	112	132	27
Commercial real estate:
Construction and land development	—	1	1	—
Term	34	8	42	1
Total commercial real estate	34	9	43	1
Consumer:
Home equity credit line	4	23	27	4
1-4 family residential	8	36	44	6
Bankcard and other revolving plans	—	1	1	1
Other	—	1	1	—
Total consumer loans	12	61	73	11
Total	$66	$182	$248	$39

	December 31, 2023
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance
Commercial:
Commercial and industrial	$11	$71	$82	$30
Leasing	—	2	2	1
Owner-occupied	12	8	20	1
Total commercial	23	81	104	32
Commercial real estate:
Construction and land development	22	—	22	—
Term	37	2	39	1
Total commercial real estate	59	2	61	1
Consumer:
Home equity credit line	1	16	17	5
1-4 family residential	8	32	40	5
Total consumer loans	9	48	57	10
Total	$91	$131	$222	$43
For accruing loans, interest is accrued and interest payments are recognized into interest income according to the contractual loan agreement. For nonaccruing loans, the accrual of interest is discontinued, any uncollected or accrued interest is reversed from interest income in a timely manner (generally within one month), and any payments received on these loans are not recognized into interest income, but are applied as a reduction to the principal outstanding. When the collectability of the amortized cost basis for a nonaccrual loan is no longer in doubt, then interest payments may be recognized in interest income on a cash basis. For the three months ended March 31, 2024 and 2023, there was no interest income recognized on a cash basis during the period the loans were on nonaccrual.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amount of accrued interest receivables reversed from interest income during the periods presented is summarized by loan portfolio segment as follows:

	Three Months Ended March 31,
(In millions)	2024	2023

Commercial	$3	$2
Commercial real estate	1	1
Consumer	1	—
Total	$5	$3
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Past due loans (accruing and nonaccruing) are summarized as follows:

	March 31, 2024
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$16,480	$17	$22	$39	$16,519	$2	$87
Leasing	386	2	—	2	388	—	—
Owner-occupied	9,288	5	2	7	9,295	—	18
Municipal	4,276	1	—	1	4,277	—	—
Total commercial	30,430	25	24	49	30,479	2	105
Commercial real estate:
Construction and land development	2,682	3	1	4	2,686	—	—
Term	10,818	44	30	74	10,892	—	3
Total commercial real estate	13,500	47	31	78	13,578	—	3
Consumer:
Home equity credit line	3,361	11	10	21	3,382	—	14
1-4 family residential	8,740	15	23	38	8,778	—	16
Construction and other consumer real estate	1,321	—	—	—	1,321	—	—
Bankcard and other revolving plans	436	2	1	3	439	1	—
Other	131	1	—	1	132	—	1
Total consumer loans	13,989	29	34	63	14,052	1	31
Total	$57,919	$101	$89	$190	$58,109	$3	$139

	December 31, 2023
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$16,631	$38	$15	$53	$16,684	$1	$65
Leasing	381	2	—	2	383	—	—
Owner-occupied	9,206	11	2	13	9,219	1	18
Municipal	4,301	1	—	1	4,302	—	—
Total commercial	30,519	52	17	69	30,588	2	83
Commercial real estate:
Construction and land development	2,645	2	22	24	2,669	—	—
Term	10,661	14	27	41	10,702	—	3
Total commercial real estate	13,306	16	49	65	13,371	—	3
Consumer:
Home equity credit line	3,334	17	5	22	3,356	—	9
1-4 family residential	8,375	17	23	40	8,415	—	13
Construction and other consumer real estate	1,442	—	—	—	1,442	—	—
Bankcard and other revolving plans	468	5	1	6	474	1	—
Other	132	1	—	1	133	—	—
Total consumer loans	13,751	40	29	69	13,820	1	22
Total	$57,576	$108	$95	$203	$57,779	$3	$108
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
The balance of loans classified as Doubtful was $5 million at March 31, 2024, compared with zero at December 31, 2023.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	March 31, 2024
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Commercial and industrial
Pass	$361	$2,617	$2,200	$1,133	$568	$968	$7,978	$166	$15,991
Special Mention	—	7	90	20	3	4	72	2	198
Accruing Substandard	19	30	9	13	5	40	100	4	220
Nonaccrual	—	4	32	1	2	47	18	6	110
Total commercial and industrial	380	2,658	2,331	1,167	578	1,059	8,168	178	16,519
Gross charge-offs	—	1	3	1	—	—	4	1	10
Leasing
Pass	39	94	116	42	26	57	—	—	374
Special Mention	—	2	8	1	1	—	—	—	12
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	2	—	—	—	—	—	2
Total leasing	39	96	126	43	27	57	—	—	388
Gross charge-offs	—	—	—	—	—	—	—	—	—
Owner-occupied
Pass	248	1,126	1,852	1,979	975	2,524	209	50	8,963
Special Mention	—	5	9	21	14	25	15	5	94
Accruing Substandard	6	10	31	28	20	115	8	—	218
Nonaccrual	—	—	1	1	7	11	—	—	20
Total owner-occupied	254	1,141	1,893	2,029	1,016	2,675	232	55	9,295
Gross charge-offs	—	—	—	—	—	—	—	—	—
Municipal
Pass	121	598	1,056	1,014	599	855	2	3	4,248
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	15	—	6	3	5	—	—	29
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	121	613	1,056	1,020	602	860	2	3	4,277
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total commercial	794	4,508	5,406	4,259	2,223	4,651	8,402	236	30,479
Total commercial gross charge-offs	—	1	3	1	—	—	4	1	10
Commercial real estate:
Construction and land development
Pass	95	613	933	273	35	12	501	124	2,586
Special Mention	—	—	8	70	—	—	—	—	78
Accruing Substandard	—	19	1	—	1	—	—	—	21
Nonaccrual	—	—	—	—	—	—	1	—	1
Total construction and land development	95	632	942	343	36	12	502	124	2,686
Gross charge-offs	—	—	—	—	—	—	—	—	—
Term
Pass	431	1,735	2,375	1,680	1,286	2,136	286	109	10,038
Special Mention	95	74	183	103	109	4	—	10	578
Accruing Substandard	41	69	30	12	17	30	—	35	234
Nonaccrual	—	4	26	—	—	12	—	—	42
Total term	567	1,882	2,614	1,795	1,412	2,182	286	154	10,892
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total commercial real estate	662	2,514	3,556	2,138	1,448	2,194	788	278	13,578
Total commercial real estate gross charge-offs	—	—	—	—	—	—	—	—	—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	March 31, 2024
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	3,256	95	3,351
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	4	—	4
Nonaccrual	—	—	—	—	—	—	21	6	27
Total home equity credit line	—	—	—	—	—	—	3,281	101	3,382
Gross charge-offs	—	—	—	—	—	—	—	—	—
1-4 family residential
Pass	196	819	2,448	1,890	976	2,405	—	—	8,734
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	1	4	5	2	32	—	—	44
Total 1-4 family residential	196	820	2,452	1,895	978	2,437	—	—	8,778
Gross charge-offs	—	—	—	—	—	1	—	—	1
Construction and other consumer real estate
Pass	12	272	907	110	10	10	—	—	1,321
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	12	272	907	110	10	10	—	—	1,321
Gross charge-offs	—	—	—	—	—	—	—	—	—
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	435	1	436
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	438	1	439
Gross charge-offs	—	—	—	—	—	—	2	—	2
Other consumer
Pass	22	51	33	16	5	4	—	—	131
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	1	—	—	—	—	—	—	1
Total other consumer	22	52	33	16	5	4	—	—	132
Gross charge-offs	—	—	—	—	—	1	—	—	1
Total consumer	230	1,144	3,392	2,021	993	2,451	3,719	102	14,052
Total consumer gross charge-offs	—	—	—	—	—	2	2	—	4
Total loans	$1,686	$8,166	$12,354	$8,418	$4,664	$9,296	$12,909	$616	$58,109
Total gross charge-offs	$—	$1	$3	$1	$—	$2	$6	$1	$14

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2023
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2023	2022	2021	2020	2018	Prior			Total
Commercial:
Commercial and industrial
Pass	$2,654	$2,420	$1,204	$639	$494	$598	$7,973	$151	$16,133
Special Mention	8	98	34	2	20	37	103	—	302
Accruing Substandard	11	18	7	2	19	8	99	3	167
Nonaccrual	5	36	1	2	11	1	21	5	82
Total commercial and industrial	2,678	2,572	1,246	645	544	644	8,196	159	16,684
Gross charge-offs	1	10	6	—	—	2	24	2	45
Leasing
Pass	104	125	47	29	45	18	—	—	368
Special Mention	2	9	1	1	—	—	—	—	13
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	2	—	—	—	—	—	—	2
Total leasing	106	136	48	30	45	18	—	—	383
Gross charge-offs	—	—	—	—	—	—	—	—	—
Owner-occupied
Pass	1,080	1,945	2,020	1,002	721	1,907	212	52	8,939
Special Mention	2	5	17	5	17	15	—	—	61
Accruing Substandard	10	31	29	21	16	90	2	—	199
Nonaccrual	—	1	1	7	3	8	—	—	20
Total owner-occupied	1,092	1,982	2,067	1,035	757	2,020	214	52	9,219
Gross charge-offs	—	—	—	—	—	—	—	—	—
Municipal
Pass	601	1,080	1,069	623	382	512	—	3	4,270
Special Mention	7	—	—	—	—	6	—	—	13
Accruing Substandard	8	—	6	3	1	1	—	—	19
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	616	1,080	1,075	626	383	519	—	3	4,302
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total commercial	4,492	5,770	4,436	2,336	1,729	3,201	8,410	214	30,588
Total commercial gross charge-offs	1	10	6	—	—	2	24	2	45
Commercial real estate:
Construction and land development
Pass	553	938	355	56	7	4	518	127	2,558
Special Mention	—	—	29	30	—	—	—	—	59
Accruing Substandard	23	2	—	5	—	—	—	—	30
Nonaccrual	—	—	—	—	21	—	1	—	22
Total construction and land development	576	940	384	91	28	4	519	127	2,669
Gross charge-offs	—	—	—	—	1	—	—	—	1
Term
Pass	1,861	2,385	1,833	1,449	804	1,438	238	110	10,118
Special Mention	55	108	65	78	44	6	—	—	356
Accruing Substandard	79	18	12	16	5	24	—	35	189
Nonaccrual	—	26	—	—	3	10	—	—	39
Total term	1,995	2,537	1,910	1,543	856	1,478	238	145	10,702
Gross charge-offs	—	2	—	—	—	—	—	—	2
Total commercial real estate	2,571	3,477	2,294	1,634	884	1,482	757	272	13,371
Total commercial real estate gross charge-offs	—	2	—	—	1	—	—	—	3

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2023
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2023	2022	2021	2020	2018	Prior			Total
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	3,237	97	3,334
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	4	1	5
Nonaccrual	—	—	—	—	—	—	15	2	17
Total home equity credit line	—	—	—	—	—	—	3,256	100	3,356
Gross charge-offs	—	—	—	—	—	—	3	—	3
1-4 family residential
Pass	814	2,264	1,823	988	594	1,891	—	—	8,374
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	1	—	—	1
Nonaccrual	—	3	3	3	4	27	—	—	40
Total 1-4 family residential	814	2,267	1,826	991	598	1,919	—	—	8,415
Gross charge-offs	—	—	—	—	—	2	—	—	2
Construction and other consumer real estate
Pass	212	1,002	200	15	7	6	—	—	1,442
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	212	1,002	200	15	7	6	—	—	1,442
Gross charge-offs	—	—	—	—	—	—	—	—	—
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	471	1	472
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	—	—	—
Total bankcard and other revolving plans	—	—	—	—	—	—	473	1	474
Gross charge-offs	—	—	—	—	—	—	9	—	9
Other consumer
Pass	66	37	18	6	4	2	—	—	133
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	66	37	18	6	4	2	—	—	133
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total consumer	1,092	3,306	2,044	1,012	609	1,927	3,729	101	13,820
Total consumer gross charge-offs	—	—	—	—	—	2	12	—	14
Total loans	$8,155	$12,553	$8,774	$4,982	$3,222	$6,610	$12,896	$587	$57,779
Total gross charge-offs	$1	$12	$6	$—	$1	$4	$36	$2	$62
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
On an ongoing basis, we monitor the performance of all modified loans according to their modified terms. The amortized cost of modified loans that had a payment default during the three months ended March 31, 2024 and 2023, which were still in default at period end, and were within 12 months or less of being modified was approximately $18 million, primarily commercial real estate loans, and less than $1 million, respectively.
The amortized cost of loans to borrowers experiencing financial difficulty that were modified during the period, by loan class and modification type, is summarized in the following schedule:

	Three Months Ended March 31, 2024
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$26	$—	$—	$4	$30	0.2%
Owner-occupied	—	3	—	—	—	3	—
Total commercial	—	29	—	—	4	33	0.1
Commercial real estate:
Construction and land development	—	1	—	—	—	1	—
Term	—	83	—	—	—	83	0.8
Total commercial real estate	—	84	—	—	—	84	0.6
Consumer:
Home equity credit line	—	—	—	—	1	1	—
1-4 family residential	—	—	2	—	2	4	—
Bankcard and other revolving plans	—	—	—	—	—	—	—
Other	—	1	—	—	—	1	0.8
Total consumer loans	—	1	2	—	3	6	—
Total	$—	$114	$2	$—	$7	$123	0.2%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended March 31, 2023
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$36	$—	$—	$—	$36	0.2%
Owner-occupied	4	6	—	—	—	10	0.1
Total commercial	4	42	—	—	—	46	0.2
Commercial real estate:
Construction and land development	—	—	—	—	—	—	—
Term	—	49	—	—	—	49	0.5
Total commercial real estate	—	49	—	—	—	49	0.4
Consumer:
Home equity credit line	—	—	—	—	—	—	—
1-4 family residential	—	—	—	—	1	1	—
Bankcard and other revolving plans	—	1	—	—	—	1	0.2
Other	—	—	—	—	—	—	—
Total consumer loans	—	1	—	—	1	2	—
Total	$4	$92	$—	$—	1	$97	0.2%
1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $3 million and $8 million at March 31, 2024 and March 31, 2023, respectively.
3 Amounts less than 0.05% are rounded to zero.
The financial impact of loan modifications to borrowers experiencing financial difficulty is summarized in the following schedules:

	Three Months Ended March 31, 2024		Three Months Ended March 31, 2023
	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)
Commercial:
Commercial and industrial	0.1%	13	—%	10
Owner-occupied	—	58	4.4	5
Total commercial	0.1	17	4.4	9
Commercial real estate:
Construction and land development	—	14	—	6
Term	—	13	—	9
Total commercial real estate	—	13	—	9
Consumer: [1]
Home equity credit line	6.8	38	—	0
1-4 family residential	1.3	76	1.3	110
Bankcard and other revolving plans	—	0	—	65
Other	—	71	—	0
Total consumer loans	4.7	64	1.3	84
Total weighted average financial impact	1.3%	15	4.0%	10
1 Primarily relates to a small number of loans within each consumer loan class.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023 did not result in principal forgiveness for any class of loan for each respective period.
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after April 1, 2023 through March 31, 2024, presented by portfolio segment and loan class:

	March 31, 2024
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total amortized cost of loans
Commercial:
Commercial and industrial	$62	$—	$6	$6	$68
Owner-occupied	10	—	—	—	10
Municipal	8	—	—	—	8
Total commercial	80	—	6	6	86
Commercial real estate:
Construction and land development	23	1	1	2	25
Term	199	17	4	21	220
Total commercial real estate	222	18	5	23	245
Consumer:
Home equity credit line	2	—	—	—	2
1-4 family residential	2	—	2	2	4
Bankcard and other revolving plans	—	—	—	—	—
Other	1	—	—	—	1
Total consumer loans	5	—	2	2	7
Total	$307	$18	$13	$31	$338
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, the date we adopted ASU 2022-02, through March 31, 2023, presented by portfolio segment and loan class:

	March 31, 2023
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total amortized cost of loans
Commercial:
Commercial and industrial	$20	$16	$—	$16	$36
Owner-occupied	10	—	—	—	10
Municipal	—	—	—	—	—
Total commercial	30	16	—	16	46
Commercial real estate:
Construction and land development	—	—	—	—	—
Term	49	—	—	—	49
Total commercial real estate	49	—	—	—	49
Consumer:
Home equity credit line	—	—	—	—	—
1-4 family residential	—	1	—	1	1
Bankcard and other revolving plans	1	—	—	—	1
Other	—	—	—	—	—
Total consumer loans	1	1	—	1	2
Total	$80	$17	$—	$17	$97

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
Select information on loans for which the borrower is experiencing financial difficulties and repayment is expected to be provided substantially through the operation or sale of the underlying collateral, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

	March 31, 2024
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Owner-occupied	$7	Hospital	51%
Commercial real estate:
Construction and land development	1	Lots / Homes	107%
Term	31	Office Building	86%
Consumer:
Home equity credit line	3	Residential	21%
Total	$42

	December 31, 2023
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Owner-occupied	$7	Hospital	17%
Commercial real estate:
Construction and land development	22	Office Building	92%
Term	28	Office Building	87%
Consumer:
Home equity credit line	—
Total	$57
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
The balance of foreclosed residential real estate property was less than $1 million at March 31, 2024, compared with zero at December 31, 2023. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure was $11 million for both periods.
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Accounting
Our primary objective for using derivatives is to manage interest rate risk. We use derivatives to stabilize forecasted interest income from variable-rate assets and to modify the coupon or the duration of fixed-rate financial assets or liabilities. We also assist clients with their risk management needs through the use of derivatives. Cash receipts and payments from derivatives designated in qualifying hedging relationships are classified in the same category as the cash flows from the items being hedged in the statement of cash flows, and cash flows from undesignated derivatives are classified as operating activities. For a more detailed discussion of the use of and accounting policies regarding derivative instruments, see Note 7 of our 2023 Form 10-K.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
as fair value hedges of debt were offset by changes in the fair value of the hedged debt instruments as shown in the schedules on the following pages. The unamortized hedge basis adjustments resulting from the terminated hedging relationship will be amortized over the remaining life of the fixed-rate debt.
Fair Value Hedges of Assets – Fair value hedges of fixed-rate assets effectively convert the fixed interest income to a floating rate on the hedged portion of the assets. Changes in fair value of derivatives designated as fair value hedges of fixed-rate financial assets were largely offset by changes in the value of the hedged assets, as shown in the schedules on the following pages. At March 31, 2024, we had pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $3.6 billion designated as fair value hedges of fixed-rate AFS securities. We had an additional $1.0 billion of aggregate notional designated as hedges of fixed-rate commercial loans.
Cash Flow Hedges – Cash flow hedges of variable-rate assets and liabilities effectively convert the variable interest receipts and payments to fixed. At March 31, 2024, we had receive-fixed interest rate swaps with an aggregate notional amount of $850 million designated as cash flow hedges of pools of floating-rate commercial loans. Additionally, at March 31, 2024, we had one pay-fixed interest rate swap with a notional amount of $500 million designated as a cash flow hedge of the variability in the interest payments on certain FHLB advances. Changes in the fair value of qualifying cash flow hedges during the quarter were recorded in AOCI as shown in the schedule below. The amounts deferred in AOCI are reclassified into earnings in the periods in which the hedged interest receipts or payments occur (i.e., when the hedged forecasted transactions affect earnings). At March 31, 2024, there was $173 million of losses deferred in AOCI related to terminated cash flow hedges that are expected to be fully amortized by October 2027.
Collateral and Credit Risk
Exposure to credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. For more information on how we incorporate counterparty credit risk in derivative valuations, see Note 3 of our 2023 Form 10-K. For additional discussion of collateral and the associated credit risk related to our derivative contracts, see Note 7 of our 2023 Form 10-K.
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit risk-related feature were triggered, such as a downgrade of our credit rating. In past situations, counterparties have not generally demanded that additional collateral be pledged when provided for by the contractual terms. At March 31, 2024, the fair value of our derivative liabilities was $388 million, for which we were required to pledge cash collateral of less than $1 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s (“S&P”) or Moody’s at March 31, 2024, there would likely be no additional collateral required to be pledged.
Derivative Amounts
The following schedule presents information regarding notional amounts and recorded gross fair values at March 31, 2024 and December 31, 2023, and the related gain (loss) of derivative instruments:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	March 31, 2024			December 31, 2023
	Notional amount [1]	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets:
Receive-fixed interest rate swaps	$850	$—	$—	$1,450	$—	$—
Cash flow hedges of floating-rate liabilities:
Pay-fixed interest rate swaps	500	—	—	500	—	—
Fair value hedges:
Debt hedges: Receive-fixed interest rate swaps	—	—	—	—	—	—
Asset hedges: Pay-fixed interest rate swaps	4,570	89	—	4,571	78	—
Total derivatives designated as hedging instruments	5,920	89	—	6,521	78	—
Derivatives not designated as hedging instruments:
Customer interest rate derivatives [1]	14,694	389	387	14,375	337	330
Other interest rate derivatives	1,461	1	—	1,001	1	—
Foreign exchange derivatives	267	2	1	216	3	3
Purchased credit derivatives	—	—	—	35	1	—
Total derivatives not designated as hedging instruments	16,422	392	388	15,627	342	333
Total derivatives	$22,342	$481	$388	$22,148	$420	$333
1 Customer interest rate derivatives include both customer-facing derivatives as well as offsetting derivatives facing other dealer banks. The fair value of these derivatives include a net credit valuation adjustment of $9 million, reducing the fair value of the liability at both March 31, 2024, and December 31, 2023.
The amount of derivative gains (losses) from cash flow and fair value hedges that were deferred in other comprehensive income (“OCI”) or recognized in earnings for the three and three months ended March 31, 2024 and 2023 is presented in the schedules below.

	Three Months Ended March 31, 2024
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges of floating-rate assets:[1]
Interest rate swaps	(5)	(36)	—
Cash flow hedges of floating-rate liabilities:
Pay-fixed interest rate swaps	4	2	—
Fair value hedges:[2]
Debt hedges: Receive-fixed interest rate swaps	—	—	(2)
Asset hedges: Pay-fixed interest rate swaps	—	—	23
Total derivatives designated as hedging instruments	$(1)	$(34)	$21

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended March 31, 2023
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges of floating-rate assets:[1]
Interest rate swaps	38	(49)	—
Cash flow hedges of floating-rate liabilities:
Pay-fixed interest rate swaps	—	—	—
Fair value hedges: [2]
Debt hedges: Receive-fixed interest rate swaps	—	—	4
Asset hedges: Pay-fixed interest rate swaps	—	—	6
Total derivatives designated as hedging instruments	$38	$(49)	$10

1 For the 12 months following March 31, 2024, we estimate that $102 million of losses will be reclassified from AOCI into interest income, compared with an estimate of $156 million of losses at March 31, 2023.
2 At March 31, 2024, the total cumulative unamortized basis adjustment for terminated fair value hedges of debt was $45 million. We did not have any cumulative unamortized basis adjustment for terminated fair value hedges of debt at March 31, 2023. We had $3 million and $10 million of cumulative unamortized basis adjustments from terminated fair value hedges of assets at March 31, 2024 and 2023, respectively. Interest on fair value hedges presented above include the amortization of the remaining unamortized basis adjustments.
The amount of gains (losses) recognized from derivatives not designated as accounting hedges is summarized as follows:

	Other Noninterest Income/(Expense)
(In millions)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	$6	$1
Other interest rate derivatives	1	1
Foreign exchange derivatives	7	7
Purchased credit derivatives	—	—
Total derivatives not designated as hedging instruments	$14	$9
The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented:

	Gain/(loss) recorded in income
	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(In millions)	Derivatives [2]	Hedged items	Total income statement impact	Derivatives [2]	Hedged items	Total income statement impact

Debt: Receive-fixed interest rate swaps [1,2]	$—	$—	$—	$12	$(12)	$—
Assets: Pay-fixed interest rate swaps [1,2]	98	(98)	—	40	(40)	—

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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule provides information regarding basis adjustments for hedged items:

	Par value of hedged assets/(liabilities)		Carrying amount of the hedged assets/(liabilities) [1]		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item
(In millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023

Fixed-rate assets [2]	12,039	12,389	11,761	12,209	(278)	(180)
1 Carrying amounts exclude (1) issuance and purchase discounts or premiums, (2) unamortized issuance and acquisition costs, and (3) amounts related to terminated fair value hedges.
2 These amounts include the amortized cost basis of defined portfolios of AFS securities and commercial loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the defined portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2024, the amortized cost basis of the defined portfolios used in these hedging relationships was $11.0 billion; the cumulative basis adjustment associated with these hedging relationships was $50.5 million; and the notional amounts of the designated hedging instruments were $3.5 billion.
8. LEASES
We have operating and finance leases for branches, corporate offices, and data centers. At March 31, 2024, we had 408 branches, of which 278 are owned and 130 are leased. We lease our headquarters in Salt Lake City, Utah. The remaining maturities of our lease commitments range from the year 2024 to 2062, and some lease arrangements include options to extend or terminate the leases.
All leases with lease terms greater than twelve months are reported as a lease liability with a corresponding right-of-use (“ROU”) asset. We present ROU assets for operating leases and finance leases on the consolidated balance sheet in “Other assets,” and “Premises, equipment and software, net,” respectively. The corresponding liabilities for those leases are presented in “Other liabilities,” and “Long-term debt.” For more information about our lease policies, see Note 8 of our 2023 Form 10-K.
The following schedule presents ROU assets and lease liabilities with associated weighted average remaining life and discount rate:

(Dollar amounts in millions)	March 31, 2024	December 31, 2023
Operating leases
ROU assets, net of amortization	$168	$172
Lease liabilities	193	198
Finance leases
ROU assets, net of amortization	3	3
Lease liabilities	4	4
Weighted average remaining lease term (years)
Operating leases	8.6	8.7
Finance leases	16.2	16.5
Weighted average discount rate
Operating leases	3.4%	3.4%
Finance leases	3.1%	3.1%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents additional information related to lease expense:

	Three Months Ended March 31,
(In millions)	2024	2023
Lease expense:
Operating lease expense	$10	$11
Other expenses associated with operating leases [1]	15	15
Total lease expense	$25	$26

Related cash disbursements from operating leases	$11	$12
1 Other expenses primarily include property taxes and building and property maintenance.
The following schedule presents the total contractual undiscounted lease payments for operating lease liabilities by expected due date for each of the next five years:

(In millions)	Total undiscounted lease payments

2024 [1]	$32
2025	38
2026	33
2027	22
2028	18
Thereafter	85
Total	$228
1 Contractual maturities for the nine months remaining in 2024.
We enter into certain lease agreements where we are the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which we occupy portions of the building. Operating lease income was $3 million for both the first quarter of 2024 and 2023.
We originated equipment leases, considered to be sales-type leases or direct financing leases, totaling $388 million and $383 million at March 31, 2024 and December 31, 2023, respectively. We recorded income of $4 million on these leases for both the first quarter of 2024 and 2023.
9. LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
The long-term debt carrying values presented on the consolidated balance sheet represent the par value of the debt, adjusted for any unamortized premium or discount, unamortized debt issuance costs, and basis adjustments for interest rate swaps designated as fair value hedges.
The following schedule presents the components of our long-term debt:
LONG-TERM DEBT

(In millions)	March 31, 2024	December 31, 2023

Subordinated notes [1]	$540	$538
Finance lease obligations	4	4
Total	$544	$542
1 The change in the subordinated notes balance is primarily due to a fair value hedge accounting adjustment. See also Note 7.
Shareholders' Equity
Our common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. At March 31, 2024, there were 147.7 million shares of $0.001 par value common stock

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
outstanding. Common stock and additional paid-in capital decreased $26 million, or 2%, to $1.7 billion at March 31, 2024, from December 31, 2023, primarily due to common stock repurchases. During the first quarter of 2024, we repurchased 0.9 million common shares outstanding for $35 million at an average price of $39.32 per share.
The AOCI balance was a loss of $2.6 billion at March 31, 2024, and primarily reflects the decline in the fair value of fixed-rate investment securities as a result of higher interest rates, and includes $2.0 billion ($1.5 billion after tax) of unrealized losses on the securities previously transferred from AFS to HTM. The following schedule presents the changes in AOCI by major component:

(In millions)	Net unrealized gains/(losses) on investment securities	Net unrealized gains/(losses) on derivatives and other	Pension and post-retirement	Total
Three Months Ended March 31, 2024
Balance at December 31, 2023	$(2,526)	$(165)	$(1)	$(2,692)
Other comprehensive income (loss) before reclassifications, net of tax	12	(1)	—	11
Amounts reclassified from AOCI, net of tax	46	26	—	72
Other comprehensive income	58	25	—	83
Balance at March 31, 2024	$(2,468)	$(140)	$(1)	$(2,609)
Income tax expense included in OCI	$19	$8	$—	$27
Three Months Ended March 31, 2023
Balance at December 31, 2022	$(2,800)	$(311)	$(1)	$(3,112)
Other comprehensive income before reclassifications, net of tax	77	29	—	106
Amounts reclassified from AOCI, net of tax	49	37	—	86
Other comprehensive income	126	66	—	192
Balance at March 31, 2023	$(2,674)	$(245)	$(1)	$(2,920)
Income tax expense included in OCI	$41	$22	$—	$63

	Amounts reclassified from AOCI
(In millions)	Three Months Ended March 31,
AOCI components	2024	2023	Affected line item on statement of income

Net unrealized gains (losses) on investment securities	$(61)	$(65)	Securities gains (losses), net
Less: Income tax expense (benefit)	(15)	(16)
Total	$(46)	$(49)
Net unrealized gains (losses) on derivative instruments	$(34)	$(49)	Interest and fees on loans; Interest on short- and long-term borrowings
Less: Income tax expense (benefit)	(8)	(12)
Total	$(26)	$(37)

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
10. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES
Commitments and Guarantees
The following schedule presents the contractual amounts related to off-balance sheet financial instruments used to meet the financing needs of our customers:

(In millions)	March 31, 2024	December 31, 2023

Unfunded lending commitments [1]	$28,677	$28,940
Standby letters of credit:
Financial	576	548
Performance	218	206
Commercial letters of credit	19	22
Mortgage-backed security purchase agreements [2]	67	66
Total unfunded commitments	$29,557	$29,782
1 Net of participations.
2 Represents agreements with Farmer Mac to purchase securities backed by certain agricultural mortgage loans.
For more information about these commitments and guarantees including their terms and collateral requirements, see Note 16 of our 2023 Form 10-K.
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
At March 31, 2024, we were subject to the following material litigation:
•Two civil cases, Lifescan Inc. and Johnson & Johnson Health Care Services v. Jeffrey Smith, et. al., brought against us in the United States District Court for the District of New Jersey in December 2017, and Roche Diagnostics and Roche Diabetes Care Inc. v. Jeffrey C. Smith, et. al., brought against us in the United States District Court for the District of New Jersey in March 2019. In these cases, certain manufacturers and distributors of medical products seek to hold us liable for allegedly fraudulent practices of a borrower of the Bank who filed for bankruptcy protection in 2017. The cases are in the late stages of discovery. No trial has been set.
•Sipple v. Zions Bancorporation, N.A., brought against us in the District Court of Clark County, Nevada in February 2021 with respect to foreign transaction fees. This case is in the discovery phase and trial has been scheduled for October 2024. The parties are currently engaged in settlement discussions.
At least quarterly, we review outstanding and new legal matters, utilizing then-available information. In accordance with applicable accounting guidance, if we determine that a loss from a matter is probable and the amount of the loss can be reasonably estimated, we establish an accrual for the loss. In the absence of such a determination, no accrual is made. Once established, accruals are adjusted to reflect developments relating to the matters.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available at March 31, 2024, we estimated that the aggregate range of reasonably possible losses for those matters to be from zero to approximately $10 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
Based on our current knowledge, we believe that our estimated liability for litigation and other legal actions and claims, reflected in our accruals and determined in accordance with applicable accounting guidance, is adequate and that liabilities in excess of the amounts currently accrued, if any, arising from litigation and other legal actions and claims for which an estimate as previously described is possible, will not have a material impact on our financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved in these matters, and the very large or indeterminate damages sought in some of these matters, an adverse outcome in one or more of these matters could be material to our financial condition, results of operations, or cash flows for any given reporting period.
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
11. REVENUE RECOGNITION
We derive our revenue primarily from interest income on loans and securities. Only noninterest income is considered to be revenue from contracts with customers in scope of ASC 606. For more information about our revenue recognition from contracts, see Note 17 of our 2023 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Disaggregation of Revenue
The following schedule presents net revenue by operating business segment for the three months ended March 31, 2024 and 2023:

	Zions Bank		CB&T		Amegy
(In millions)	2024	2023	2024	2023	2024	2023

Commercial account fees	$13	$14	$7	$7	$15	$14
Card fees	12	13	5	5	8	8
Retail and business banking fees	5	5	3	3	3	3
Capital markets fees	—	—	—	—	—	—
Wealth management fees	6	6	1	1	4	4
Other customer-related fees	2	2	2	1	2	2
Total noninterest income from contracts with customers (ASC 606)	38	40	18	17	32	31
Other noninterest income (non-ASC 606 customer-related)	4	7	6	5	7	8
Total customer-related noninterest income	42	47	24	22	39	39
Other noncustomer-related noninterest income	1	3	2	2	3	2
Total noninterest income	43	50	26	24	42	41
Net interest income	166	185	140	160	113	124
Total net revenue	$209	$235	$166	$184	$155	$165

	NBAZ		NSB		Vectra
(In millions)	2024	2023	2024	2023	2024	2023

Commercial account fees	$3	$2	$3	$3	$2	$2
Card fees	4	4	4	4	2	2
Retail and business banking fees	2	2	3	3	1	1
Capital markets fees	—	—	—	—	—	—
Wealth management fees	1	1	1	1	—	—
Other customer-related fees	—	—	—	—	1	1
Total noninterest income from contracts with customers (ASC 606)	10	9	11	11	6	6
Other noninterest income (non-ASC 606 customer-related)	—	1	1	—	—	1
Total customer-related noninterest income	10	10	12	11	6	7
Other noncustomer-related noninterest income	—	—	—	—	—	—
Total noninterest income	10	10	12	11	6	7
Net interest income	60	64	47	51	37	41
Total net revenue	$70	$74	$59	$62	$43	$48

	TCBW		Other		Consolidated Bank
(In millions)	2024	2023	2024	2023	2024	2023

Commercial account fees	$1	$1	$—	$—	$44	$43
Card fees	1	1	(1)	(1)	35	36
Retail and business banking fees	—	—	(1)	(1)	16	16
Capital markets fees	—	—	1	1	1	1
Wealth management fees	—	—	1	—	14	13
Other customer-related fees	—	—	7	9	14	15
Total noninterest income from contracts with customers (ASC 606)	2	2	7	8	124	124
Other noninterest income (non-ASC 606 customer-related)	—	—	9	5	27	27
Total customer-related noninterest income	2	2	16	13	151	151
Other noncustomer-related noninterest income	—	—	(1)	2	5	9
Total noninterest income	2	2	15	15	156	160
Net interest income	15	16	8	38	586	679
Total net revenue	$17	$18	$23	$53	$742	$839

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in “Other assets” on the consolidated balance sheet. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is generally not significant.
12. INCOME TAXES
The effective income tax rate was 24.6% for the first quarter of 2024, compared with 27.7% for the first quarter of 2023. The higher effective tax rate in the first quarter of 2023 was the result of a change in a discrete item that affected the reserve for uncertain tax positions. The tax rates during both periods were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance (“BOLI”), and were increased by the nondeductibility of Federal Deposit Insurance Corporation (“FDIC”) premiums, certain executive compensation plans, and other fringe benefits. The FDIC insurance premiums are nondeductible, whereas the FDIC special assessments are tax deductible.
At both March 31, 2024 and December 31, 2023, we had a net deferred tax asset (“DTA”) totaling $1.0 billion. The net DTA or DTL is included in either “Other assets” or “Other liabilities,” respectively, on the consolidated balance sheet.
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
Based on this evaluation, we concluded that a valuation allowance was not required at both March 31, 2024 and December 31, 2023.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
13. NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

	Three Months Ended March 31,
(In millions, except shares and per share amounts)	2024	2023
Basic:
Net income	$153	$204
Less common and preferred dividends	71	67
Undistributed earnings	82	137
Less undistributed earnings applicable to nonvested shares	1	1
Undistributed earnings applicable to common shares	81	136
Distributed earnings applicable to common shares	60	61
Total earnings applicable to common shares	$141	$197
Weighted average common shares outstanding (in thousands)	147,338	148,015
Net earnings per common share	$0.96	$1.33
Diluted:
Total earnings applicable to common shares	$141	$197
Weighted average common shares outstanding (in thousands)	147,338	148,015
Dilutive effect of stock options (in thousands)	5	23
Weighted average diluted common shares outstanding (in thousands)	147,343	148,038
Net earnings per common share	$0.96	$1.33
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share:

	Three Months Ended March 31,
(In thousands)	2024	2023

Restricted stock and restricted stock units	1,543	1,334
Stock options	1,379	1,230
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
At March 31, 2024, Zions Bank operated 95 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. CB&T operated 75 branches in California. Amegy operated 75 branches in Texas. NBAZ operated 56 branches in

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Arizona. NSB operated 43 branches in Nevada. Vectra operated 34 branches in Colorado and one branch in New Mexico. TCBW operated two branches in Washington and one branch in Oregon.
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
The following schedule presents selected operating segment information for the three months ended March 31, 2024 and 2023:

	Zions Bank		CB&T		Amegy
(In millions)	2024	2023	2024	2023	2024	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$166	$185	$140	$160	$113	$124
Provision for credit losses	(11)	24	22	—	4	11
Net interest income after provision for credit losses	177	161	118	160	109	113
Noninterest income	43	50	26	24	42	41
Noninterest expense	144	135	101	92	113	98
Income (loss) before income taxes	$76	$76	$43	$92	$38	$56
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$14,726	$13,978	$14,165	$14,016	$13,115	$12,844
Total average deposits	20,735	20,953	14,406	14,644	14,871	13,287

	NBAZ		NSB		Vectra
(In millions)	2024	2023	2024	2023	2024	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$60	$64	$47	$51	$37	$41
Provision for credit losses	5	(1)	(5)	4	(6)	3
Net interest income after provision for credit losses	55	65	52	47	43	38
Noninterest income	10	10	12	11	6	7
Noninterest expense	48	47	43	41	34	33
Income (loss) before income taxes	$17	$28	$21	$17	$15	$12
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,651	$5,150	$3,506	$3,327	$4,039	$3,983
Total average deposits	6,859	7,179	7,200	6,972	3,450	3,707

	TCBW		Other		Consolidated Bank
(In millions)	2024	2023	2024	2023	2024	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$15	$16	$8	$38	$586	$679
Provision for credit losses	4	2	—	2	13	45
Net interest income after provision for credit losses	11	14	8	36	573	634
Noninterest income	2	2	15	15	156	160
Noninterest expense	8	6	35	60	526	512
Income (loss) before income taxes	$5	$10	$(12)	$(9)	$203	$282
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,728	$1,711	$977	$1,144	$57,907	$56,153
Total average deposits	1,123	1,383	4,714	2,031	73,358	70,156

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our most significant risks include interest rate and market risk, which are closely monitored by management as previously discussed. For more information regarding interest rate and market risk, see the “Interest Rate and Market Risk Management” section in this Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2024. There were no changes in our internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A. Risk Factors in our 2023 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following schedule summarizes our share repurchases for the first quarter of 2024:
SHARE REPURCHASES

Period	Total number of shares repurchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs

January	—	—	—
February	890,167	$39.32	890,167
March	—	—	—
First quarter 2024	890,167	39.32	890,167
1 Includes common shares acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options under provisions of an employee share-based compensation plan.
ITEM 5. OTHER INFORMATION
None of our directors or officers have adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement during the three months ended March 31, 2024. Our directors and officers participate in certain of our benefits plans such as our Omnibus Incentive Plan and Payshelter 401(k) and Employee Stock Ownership Plan, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options granted thereunder, which elections may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements as defined in Item 408(c) of Regulation S-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
a.Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

10.1	Zions Bancorporation 2024-2026 Value Sharing Plan (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in Inline XBRL (i) the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) the Consolidated Statements of Income for the three months ended March 31, 2024 and March 31, 2023, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and March 31, 2023, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2024 and March 31, 2023, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and March 31, 2023, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from this Quarterly Report on Form 10-Q, formatted as Inline XBRL.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION

/s/ Harris H. Simmons
Harris H. Simmons, Chairman and Chief Executive Officer

/s/ R. Ryan Richards
R. Ryan Richards, Executive Vice President and Chief Financial Officer
Date: May 8, 2024