Form 10-Q
period 2024-06-30
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2024-08-07
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
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
Number of common shares outstanding at July 31, 2024: 147,696,533 shares

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	HECL	Home Equity Credit Line
AFS	Available-for-Sale	HTM	Held-to-Maturity
ALLL	Allowance for Loan and Lease Losses	IPO	Initial Public Offering
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	LIHTC	Low-income Housing Tax Credit
AOCI	Accumulated Other Comprehensive Income or Loss	NASDAQ	National Association of Securities Dealers Automated Quotations
ASC	Accounting Standards Codification	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
ASU	Accounting Standards Update	NIM	Net Interest Margin
BOLI	Bank-Owned Life Insurance	NM	Not Meaningful
bps	Basis Points	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
BTFP	Bank Term Funding Program	OCC	Office of the Comptroller of the Currency
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	OCI	Other Comprehensive Income or Loss
CLTV	Combined Loan-to-Value Ratio	OREO	Other Real Estate Owned
CODM	Chief Operating Decision Maker	PAM	Proportional Amortization Method
CRE	Commercial Real Estate	PEI	Private Equity Investment
DTA	Deferred Tax Asset	PPNR	Pre-provision Net Revenue
DTL	Deferred Tax Liability	ROU	Right-of-Use
EaR	Earnings at Risk	RULC	Reserve for Unfunded Lending Commitments
EPS	Earnings per Share	S&P	Standard & Poor's
EVE	Economic Value of Equity	SBA	U.S. Small Business Administration
FASB	Financial Accounting Standards Board	SBIC	Small Business Investment Company
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
FICO	Fair Isaac Corporation	U.S.	United States
FRB	Federal Reserve Board	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
FTP	Funds Transfer Pricing	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association
GAAP	Generally Accepted Accounting Principles
GCF	General Collateral Funding

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
•Changes in general industry, political, and economic conditions, including elevated inflation, economic slowdown or recession, or other economic challenges; changes in interest and reference rates, which could adversely affect our revenue and expenses, the value of assets and liabilities, and the availability and cost of capital and liquidity; deterioration in economic conditions that may result in increased loan and leases losses;
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
•Our ability to develop and maintain technology, information security systems, and controls designed to guard against fraud, cybersecurity, and privacy risks;
•Our ability to provide adequate oversight of our suppliers to help us prevent or mitigate effects upon us and our customers of inadequate performance, systems failures, or cyber and other incidents by or affecting third parties upon whom we rely for the delivery of various products and services;
•Natural disasters, pandemics, catastrophic events and other emergencies and incidents and their impact on our and our customers’ operations and business and communities, including the increasing difficulty in, and the expense of, obtaining property, auto, business, and other insurance products;

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•Governmental and social responses to environmental, social, and governance issues, including those with respect to climate change;
•Securities and capital markets behavior, including volatility and changes in market liquidity and our ability to raise capital;
•The possibility that our recorded goodwill could become impaired, which may have an adverse impact on our earnings and shareholders’ equity;
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
Factors that could cause our actual results, performance or achievements, industry trends, or regulatory outcomes to differ materially from those expressed or implied in the forward-looking statements are discussed in our 2023 Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”), and are available on our website (www.zionsbancorporation.com) and from the SEC (www.sec.gov).
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
Second Quarter 2024 Financial Performance

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions) [1]	Efficiency Ratio [1]
1 For information on non-GAAP financial measures, see page 38.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Executive Summary
Our financial results in the second quarter of 2024 reflected continued improvement in our net interest margin (“NIM”), growth in customer deposits and loans, and low net charge-offs. Diluted earnings per share (“EPS”) was $1.28, compared with $1.11 in the second quarter of 2023, as higher net interest income and a lower provision for credit losses were partially offset by lower noninterest income.
•Net interest income increased $6 million, or 1%, relative to the prior year period, as higher earning asset yields were partially offset by higher funding costs. The net interest margin was 2.98%, compared with 2.92%.
◦Average interest-earning assets decreased slightly by $0.4 billion, as the decline in average securities exceeded the growth in average loans and leases and average money market investments.
◦Total loans and leases increased $1.5 billion, or 3%, primarily due to growth in the consumer 1-4 family residential mortgage and the term commercial real estate (“CRE”) loan portfolios.
◦Average interest-bearing liabilities increased $3.4 billion, or 7%, driven by an increase in average interest-bearing deposits, partially offset by a decline in average borrowed funds.
◦Total deposits decreased $0.6 billion, or 1%, as a decrease in noninterest-bearing demand deposits was partially offset by an increase in interest-bearing deposits. Customer deposits (excluding brokered deposits) increased $3.6 billion, or 5%, to $69.5 billion, compared with $65.9 billion.
•The provision for credit losses was $5 million, compared with $46 million in the prior year period.
•Customer-related noninterest income decreased $8 million, or 5%, driven largely by declines in capital markets fees, including loan syndications, swaps, and other related fees. Decreases in noncustomer-related noninterest income were due largely to higher gains in the prior year period associated with the sale of bank-owned property and higher dividends on Federal Home Loan Bank (“FHLB”) stock. During the current quarter, dividends and other income benefited from a $9 million gain on the sale of our Enterprise Retirement Solutions business and a $4 million gain on the sale of a bank-owned property.
•Noninterest expense remained relatively stable at $509 million. An increase in technology, telecom, and information processing expense, driven largely by increases in software amortization expenses associated with the replacement of our core loan and deposit banking systems, was partially offset by a decrease in salaries and employee benefits expense, primarily due to higher severance expense in the prior year period.
•Net loan and lease charge-offs totaled $15 million, or 0.10% of average loans, compared with $13 million, or 0.09%, in the prior year quarter. Classified loans totaled $1.3 billion, or 2.16%, compared with $768 million, or 1.35%, of total loans and leases, and nonperforming assets were $265 million, or 0.45%, compared with $164 million, or 0.29%, of total loans and leases. The increases in classified loans and nonperforming assets were primarily due to a small number of loans in the commercial and industrial and term commercial real estate portfolios.
•Total borrowed funds, consisting primarily of secured borrowings, increased $146 million, or 2%, from the prior year quarter, primarily due to an increase in short-term borrowings.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Net Interest Income and Net Interest Margin
NET INTEREST INCOME AND NET INTEREST MARGIN

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2024	2023			2024	2023

Interest and fees on loans [1]	$877	$791	$86	11%	$1,742	$1,517	$225	15%
Interest on money market investments	56	48	8	17	103	105	(2)	(2)
Interest on securities	140	138	2	1	282	275	7	3
Total interest income	1,073	977	96	10	2,127	1,897	230	12
Interest on deposits	390	220	170	77	766	302	464	NM
Interest on short- and long-term borrowings	86	166	(80)	(48)	178	325	(147)	(45)
Total interest expense	476	386	90	23	944	627	317	51
Net interest income	$597	$591	$6	1%	$1,183	$1,270	$(87)	(7)%

Average interest-earning assets	$82,098	$82,500	$(402)	—%	$81,856	$83,161	$(1,305)	(2)%
Average interest-bearing liabilities	$55,882	$52,453	$3,429	7%	$55,462	$50,742	$4,720	9%
			bps				bps
Yield on interest-earning assets [2]	5.31%	4.81%	50		5.28%	4.65%	63
Rate paid on total deposits and interest-bearing liabilities [2]	2.36%	1.88%	48		2.34%	1.54%	80
Cost of total deposits [2]	2.11%	1.27%	84		2.09%	0.87%	122
Net interest margin [2]	2.98%	2.92%	6		2.96%	3.13%	(17)
1 Includes interest income recoveries of $2 million for both the three months ended, and $4 million for both the six months ended June 30, 2024, and 2023, respectively.
2 Taxable-equivalent rates used where applicable.
Net interest income accounted for approximately 77% of our net revenue (net interest income plus noninterest income) for the current quarter and increased $6 million, or 1%, relative to the prior year quarter, as higher earning asset yields were partially offset by higher funding costs. The NIM was 2.98%, compared with 2.92%.
The yield on average interest-earning assets was 5.31% in the second quarter of 2024, an increase of 50 basis points (“bps”), reflecting higher interest rates and a favorable mix change to higher yielding assets, as average securities decreased while average loans increased. The yield on average loans and leases increased 46 bps to 6.11%, and the yield on average securities increased 34 bps to 2.90% in the second quarter of 2024.
The rate paid on total deposits and interest-bearing liabilities was 2.36%, compared with 1.88% in the prior year quarter, and the cost of total deposits was 2.11%, compared with 1.27%, reflecting the higher interest rate environment as well as reduced noninterest-bearing deposits.
Average interest-earning assets decreased slightly by $0.4 billion from the prior year quarter, as growth of $1.6 billion in average loans and leases and $0.2 billion in average money market investments, was more than offset by a decline of $2.2 billion in average securities. The decrease in average securities was primarily due to principal reductions.
Average interest-bearing liabilities increased $3.4 billion, or 7%, from the prior year quarter, driven by an increase of $9.2 billion in average interest-bearing deposits, primarily due to customer deposit growth as well as customers moving from noninterest-bearing to interest-bearing products in response to the higher interest rate environment. This increase was partially offset by a decrease of $5.8 billion in average borrowed funds.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following charts further illustrate the changes in average interest-earning assets and average interest-bearing liabilities:
Average loans and leases increased $1.6 billion, or 3%, to $58.3 billion, primarily due to growth in average consumer and commercial real estate loans. Average securities decreased $2.2 billion, or 10%, to $19.8 billion, primarily due to available-for-sale (“AFS”) securities principal reductions.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average deposits increased $4.5 billion, or 7%, to $74.2 billion at an average cost of 2.11%, from $69.7 billion at an average cost of 1.27% in the second quarter of 2023. Average noninterest-bearing deposits as a percentage of total deposits decreased to 34%, compared with 43% during the same prior year period. The loan-to-deposit ratio based on end-of-period balances was 79%, compared with 77% in the prior year quarter.
Average borrowed funds, consisting primarily of secured borrowings, decreased $5.8 billion, or 46%, to $6.8 billion, primarily due to a reduction in wholesale funding needs as a result of an increase in interest-bearing deposits.
For more information on our investment securities portfolio and borrowed funds and how we manage liquidity risk, refer to the “Investment Securities Portfolio” section on page 16 and the “Liquidity Risk Management” section on page 34. For further discussion of the effects of market rates on net interest income and how we manage interest rate risk, refer to the “Interest Rate and Market Risk Management” section on page 31.
The following schedule summarizes the average balances, the amount of interest earned or paid, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(Dollar amounts in millions)	Average balance	Interest	Yield/ Rate [1]	Average balance	Interest	Yield/ Rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$1,909	$26	5.57%	$2,899	$37	5.08%
Federal funds sold and securities purchased under agreements to resell	2,026	30	5.87	784	11	5.65
Total money market investments	3,935	56	5.72	3,683	48	5.20
Securities:
Held-to-maturity	10,120	57	2.25	10,833	60	2.24
Available-for-sale	9,670	86	3.57	11,180	80	2.85
Trading	39	—	4.74	52	1	4.78
Total securities	19,829	143	2.90	22,065	141	2.56
Loans held for sale	43	—	NM	73	1	NM
Loans and leases: [2]
Commercial	30,505	459	6.05	30,650	417	5.46
Commercial real estate	13,587	244	7.22	12,933	225	6.97
Consumer	14,199	182	5.17	13,096	156	4.80
Total loans and leases	58,291	885	6.11	56,679	798	5.65
Total interest-earning assets	82,098	1,084	5.31	82,500	988	4.81
Cash and due from banks	691			653
Allowance for credit losses on loans and debt securities	(697)			(619)
Goodwill and intangibles	1,056			1,063
Other assets	5,424			5,524
Total assets	$88,572			$89,121
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$38,331	$260	2.73%	$30,325	$113	1.49%
Time	10,744	130	4.87	9,494	107	4.55
Total interest-bearing deposits	49,075	390	3.20	39,819	220	2.22
Borrowed funds:
Federal funds and security repurchase agreements	1,166	16	5.38	4,423	57	5.11
Other short-term borrowings	5,097	62	4.95	7,575	100	5.28
Long-term debt	544	8	5.98	636	9	5.97
Total borrowed funds	6,807	86	5.10	12,634	166	5.26
Total interest-bearing liabilities	55,882	476	3.43	52,453	386	2.95
Noninterest-bearing demand deposits	25,153			29,830
Other liabilities	1,647			1,580
Total liabilities	82,682			83,863
Shareholders’ equity:
Preferred equity	440			440
Common equity	5,450			4,818
Total shareholders’ equity	5,890			5,258
Total liabilities and shareholders’ equity	$88,572			$89,121
Spread on average interest-bearing funds			1.88%			1.86%
Net impact of noninterest-bearing sources of funds			1.10%			1.06%
Net interest margin		$608	2.98%		$602	2.92%
Memo: total cost of deposits			2.11%			1.27%
Memo: total deposits and interest-bearing liabilities	$81,035	476	2.36%	$82,283	386	1.88%
1 Taxable-equivalent rates used where applicable.
2 Net of unamortized purchase premiums, discounts, and deferred loan fees and costs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(Dollar amounts in millions)	Average balance	Amount of interest [1]	Average yield/rate [1]	Average balance	Amount of interest [1]	Average yield/rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$1,678	$47	5.63%	$2,771	$68	4.98%
Federal funds sold and securities purchased under agreements to resell	1,926	56	5.88	1,428	37	5.19
Total money market investments	3,604	103	5.76	4,199	105	5.05
Securities:
Held-to-maturity	10,198	114	2.25	10,928	122	2.26
Available-for-sale [2]	9,869	172	3.51	11,500	156	2.73
Trading	36	1	4.52	78	1	2.14
Total securities	20,103	287	2.87	22,506	279	2.50
Loans held for sale	49	1	NM	39	1	NM
Loans and leases
Commercial	30,494	910	6.00	30,664	798	5.25
Commercial real estate	13,546	488	7.26	12,904	434	6.78
Consumer	14,060	359	5.14	12,849	300	4.71
Total loans and leases	58,100	1,757	6.08	56,417	1,532	5.48
Total interest-earning assets	81,856	2,148	5.28	83,161	1,917	4.65
Cash and due from banks	700			598
Allowance for credit losses on loans and debt securities	(691)			(597)
Goodwill and intangibles	1,057			1,064
Other assets	5,349			5,574
Total assets	$88,271			$89,800
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$38,187	$519	2.73%	$31,585	$175	1.12%
Time	10,261	247	4.84	6,232	127	4.11
Total interest-bearing deposits	48,448	766	3.18	37,817	302	1.61
Borrowed funds:
Federal funds and security repurchase agreements	1,457	39	5.38	5,015	121	4.85
Other short-term borrowings	5,014	123	4.96	7,266	184	5.09
Long-term debt	543	16	5.98	644	20	6.42
Total borrowed funds	7,014	178	5.13	12,925	325	5.07
Total interest-bearing liabilities	55,462	944	3.42	50,742	627	2.49
Noninterest-bearing demand deposits	25,345			32,084
Other liabilities	1,654			1,817
Total liabilities	82,461			84,643
Shareholders’ equity:
Preferred equity	440			440
Common equity	5,370			4,717
Total shareholders’ equity	5,810			5,157
Total liabilities and shareholders’ equity	$88,271			$89,800
Spread on average interest-bearing funds			1.86%			2.16%
Net impact of noninterest-bearing sources of funds			1.10%			0.97%
Net interest margin		$1,204	2.96%		$1,290	3.13%
Memo: total cost of deposits			2.09%			0.87%
Memo: total deposits and interest-bearing liabilities	$80,807	944	2.34%	$82,826	627	1.54%
1 Taxable-equivalent rates used where applicable.
2 Net of unamortized purchase premiums, discounts, and deferred loan fees and costs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The Allowance and Provision for Credit Losses
The allowance for credit losses (“ACL”) is the combination of both the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”). The ALLL represents the estimated current expected credit losses related to the loan and lease portfolio as of the balance sheet date. The RULC represents the estimated reserve for current expected credit losses associated with off-balance sheet commitments. Changes in the ALLL and RULC, net of charge-offs and recoveries, are recorded as the provision for loan and lease losses and the provision for unfunded lending commitments, respectively, on the consolidated statement of income. The ACL for debt securities is estimated separately from loans and is included in “Investment securities” on the consolidated balance sheet.
The ACL was $726 million at June 30, 2024, compared with $711 million at June 30, 2023. The year-over-year increase in the ACL primarily reflects incremental reserves associated with portfolio-specific risks including commercial real estate, declines in credit quality, and average loan growth of $1.6 billion, partially offset by improvements in economic forecasts, changes in our loan portfolio composition, and declines in unfunded lending commitments related to construction lending. The ratio of ACL to total loans and leases was 1.24% and 1.25% at June 30, 2024 and 2023, respectively.
The provision for credit losses, which is the combination of both the provision for loan and lease losses and the provision for unfunded lending commitments, was $5 million, compared with $46 million in the second quarter of 2023. The provision for securities losses was less than $1 million during both the second quarter of 2024 and 2023.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Changes in Allowance for Credit Losses (in millions)
$711
$(132)
$222
$(75)
$726
June 30, 2023
Economic Forecasts
Credit Quality and Portfolio-Specific Risks
Portfolio Composition
June 30, 2024

The bar chart above illustrates the broad categories of change in the ACL from the prior year period. To estimate current expected losses, we use econometric loss models that include multiple economic scenarios that reflect optimistic, baseline, and stressed economic conditions. The results derived using these economic scenarios are weighted to produce the credit loss estimate. Management may adjust the weights to reflect their assessment of current conditions and reasonable and supportable forecasts. The second bar represents changes in these economic forecasts and current economic conditions, including management's judgment of the weighting of the economic forecasts during the current quarter. These changes contributed to a $132 million decrease in the ACL from the prior year quarter.
The third bar represents changes in credit quality factors and includes risk grade migration, portfolio-specific risks, and specific reserves against loans, which, when combined, contributed to a $222 million increase in the ACL, driven largely by an increased focus on certain portfolio-specific risks, including commercial real estate.
The fourth bar represents changes in our loan portfolio composition, including changes in loan balances and mix, the aging of the portfolio, and other qualitative risk factors; all of which contributed to a $75 million decrease in the ACL.
See “Credit Risk Management” on page 21 and Note 6 in our 2023 Form 10-K for more information on how we determine the appropriate level of the ALLL and the RULC.
Noninterest Income
Noninterest income represents revenue earned from products and services that generally have no associated interest rate or yield and is classified as either customer-related or noncustomer-related. Customer-related noninterest income excludes items such as securities gains and losses, dividends, insurance-related income, and mark-to-market adjustments on certain derivatives.
Total noninterest income decreased $10 million, or 5%, relative to the prior year. Noninterest income accounted for approximately 23% and 24% of our net revenue (net interest income plus noninterest income) during the second quarter of 2024 and 2023, respectively. The following schedule presents a comparison of the major components of noninterest income:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NONINTEREST INCOME

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2024	2023			2024	2023

Commercial account fees	$45	$45	$—	—%	$89	$88	$1	1%
Card fees	25	25	—	—	48	49	(1)	(2)
Retail and business banking fees	16	16	—	—	32	32	—	—
Loan-related fees and income	18	19	(1)	(5)	33	40	(7)	(18)
Capital markets fees	21	27	(6)	(22)	45	44	1	2
Wealth management fees	15	14	1	7	30	29	1	3
Other customer-related fees	14	16	(2)	(13)	28	31	(3)	(10)
Customer-related noninterest income	154	162	(8)	(5)	305	313	(8)	(3)

Fair value and nonhedge derivative income	(1)	1	(2)	NM	—	(2)	2	NM
Dividends and other income (loss)	22	26	(4)	(15)	28	37	(9)	(24)
Securities gains (losses), net	4	—	4	NM	2	1	1	NM
Noncustomer-related noninterest income	25	27	(2)	(7)	30	36	(6)	(17)
Total noninterest income	$179	$189	$(10)	(5)%	$335	$349	$(14)	(4)%
Customer-related Noninterest Income
Customer-related noninterest income decreased $8 million, or 5%, compared with the prior year period. The decrease was driven primarily by declines in capital markets fees, including loan syndications, swaps, and other related fees.
Noncustomer-related Noninterest Income
Noncustomer-related noninterest income decreased $2 million from the prior year quarter. Dividends and other income decreased $4 million, largely due to a $13 million gain in the prior year period associated with the sale of bank-owned property and higher dividends on FHLB stock. During the current quarter, dividends and other income benefited from a $9 million gain on the sale of our Enterprise Retirement Solutions business and a $4 million gain on the sale of a bank-owned property. Fair value and nonhedge derivative income decreased $2 million, primarily due to credit valuation adjustments on client-related interest rate swaps. These decreases were partially offset by an increase of $4 million in net securities gains driven by valuation adjustments in our Small Business Investment Company (“SBIC”) investment portfolio.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Noninterest Expense
The following schedule presents a comparison of the major components of noninterest expense:
NONINTEREST EXPENSE

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2024	2023			2024	2023

Salaries and employee benefits	$318	$324	$(6)	(2)%	$649	$663	$(14)	(2)%
Technology, telecom, and information processing	66	58	8	14	128	113	15	13
Occupancy and equipment, net	40	40	—	—	79	80	(1)	(1)
Professional and legal services	17	16	1	6	33	29	4	14
Marketing and business development	13	13	—	—	23	25	(2)	(8)
Deposit insurance and regulatory expense	21	22	(1)	(5)	55	40	15	38
Credit-related expense	6	7	(1)	(14)	13	13	—	—
Other real estate expense, net	(1)	—	(1)	NM	(1)	—	(1)	NM
Other	29	28	1	4	56	57	(1)	(2)
Total noninterest expense	$509	$508	$1	—%	$1,035	$1,020	$15	1%
Adjusted noninterest expense (non-GAAP)	$506	$494	$12	2%	$1,017	$1,003	$14	1%
Total noninterest expense remained relatively stable at $509 million. Technology, telecom, and information processing expense increased $8 million, or 14%, primarily due to increases in software amortization expenses associated with the replacement of our core loan and deposit banking systems, as well as other related application software, license, and maintenance expenses. Salaries and employee benefits expense decreased $6 million, or 2%, primarily due to higher severance expense during the prior year period.
Adjusted noninterest expense increased $12 million, or 2%. The efficiency ratio was 64.5%, compared with 62.5% in the prior year period, primarily due to the increase in adjusted noninterest expense and a decrease in adjusted taxable-equivalent revenue, the latter of which was largely driven by a decline in customer-related fees. For information on non-GAAP financial measures, see page 38.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the composition of our technology spend:
TECHNOLOGY SPEND

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2024	2023			2024	2023

Technology, telecom, and information processing expense	$66	$58	$8	14%	$128	$113	$15	13%
Other technology-related expense	66	56	10	18	126	110	16	15
Technology investments	4	23	(19)	(83)	19	49	(30)	(61)
Less: related amortization and depreciation	(20)	(16)	(4)	25	(40)	(30)	(10)	33
Total technology spend	$116	$121	$(5)	(4)%	$233	$242	$(9)	(4)%
Total technology spend decreased $5 million, or 4%, relative to the prior year quarter, as an increase in other technology-related expense and the aforementioned increase in technology, telecom, and information processing expense was more than offset by a decrease in certain technology investments, as the final phase of our three-phase project to replace our core loan and deposit banking systems was completed in July 2024.
Income Taxes
The following schedule summarizes the income tax expense and effective tax rates for the periods presented:
INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in millions)	2024	2023	2024	2023

Income before income taxes	$262	$226	$465	$508
Income tax expense	61	51	111	129
Effective tax rate	23.3%	22.6%	23.9%	25.4%
The effective tax rate was 23.3% and 22.6% for the three months ended June 30, 2024 and 2023, respectively. See Note 12 of the Notes to Consolidated Financial Statements for more information about the factors that impacted the income tax rates, as well as information about deferred income tax assets and liabilities.
Preferred Stock Dividends
Preferred stock dividends totaled $11 million and $9 million for the second quarter of 2024 and 2023, respectively. The increase was primarily due to changes in the timing and rates of dividend payments for certain series of preferred stock.
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
Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk and to generate interest income. We primarily own securities that can readily provide us cash and liquidity through secured borrowing agreements without the need to sell the securities. Our fixed-rate securities portfolio helps balance the inherent interest rate mismatch between loans and deposits and protects the economic value of shareholders’ equity. At June 30, 2024, the estimated duration of our securities portfolio, which measures price sensitivity to interest rate changes, was 3.7 percent, compared with 3.6 percent at December 31, 2023.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
For information about our borrowing capacity associated with the investment securities portfolio and how we manage our liquidity risk, refer to the “Liquidity Risk Management” section on page 34. See also Note 3 and Note 5 of the Notes to Consolidated Financial Statements for more information on fair value measurements and the accounting for our investment securities portfolio.
The following schedule presents the major components of our investment securities portfolio:
INVESTMENT SECURITIES PORTFOLIO

	June 30, 2024			December 31, 2023
(In millions)	Par Value	Amortized cost	Fair value	Par Value	Amortized cost	Fair value
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$152	$152	$144	$93	$93	$87
Agency guaranteed mortgage-backed securities	11,490	9,583	9,437	11,966	9,935	10,041
Municipal securities	330	330	310	354	354	338
Total held-to-maturity	11,972	10,065	9,891	12,413	10,382	10,466
Available-for-sale
U.S. Treasury securities	570	570	461	585	585	492
U.S. Government agencies and corporations:
Agency securities	508	503	471	669	663	630
Agency guaranteed mortgage-backed securities	8,060	8,124	6,823	8,460	8,530	7,291
Small Business Administration loan-backed securities	484	516	493	535	571	546
Municipal securities	1,200	1,302	1,211	1,269	1,385	1,318
Other debt securities	25	25	24	25	25	23
Total available-for-sale	10,847	11,040	9,483	11,543	11,759	10,300
Total HTM and AFS investment securities	$22,819	$21,105	$19,374	$23,956	$22,141	$20,766
The amortized cost of total held-to-maturity (“HTM”) and AFS investment securities decreased $1.0 billion, or 5%, from December 31, 2023. Approximately 7% of the total HTM and AFS investment securities were floating-rate instruments at both June 30, 2024 and December 31, 2023. Additionally, at June 30, 2024, we had $3.6 billion of pay-fixed swaps designated as fair value hedges against fixed-rate AFS securities that effectively convert the fixed interest income to a floating rate on the hedged portion of the securities.
At June 30, 2024, our AFS investment securities portfolio included $193 million of net premium that was distributed across the various security categories. Total taxable-equivalent premium amortization for our total investment securities portfolio was $17 million for the second quarter of 2024, compared with $22 million for the same prior year period.
In addition to HTM and AFS securities, we also have a trading securities portfolio, comprised of municipal securities, which totaled $24 million at June 30, 2024, compared with $48 million at December 31, 2023.
Refer to the “Interest Rate Risk Management” section on page 31, the “Capital Management” section on page 36, and Note 5 of the Notes to Consolidated Financial Statements for more discussion regarding our investment securities portfolio, swaps, and related unrealized gains and losses.

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
The following schedule summarizes our total investments and extensions of credit to municipalities:
MUNICIPAL INVESTMENTS AND EXTENSIONS OF CREDIT

(In millions)	June 30, 2024	December 31, 2023

Loans and leases	$4,263	$4,302
Unfunded lending commitments	417	231
Held-to-maturity securities	330	354
Available-for-sale securities	1,211	1,318
Trading securities	24	48
Total	$6,245	$6,253
Our municipal loans and securities are primarily associated with municipalities located within our geographic footprint. The municipal loan and lease portfolio is primarily secured by general obligations of municipal entities, real estate, revenue pledges, or equipment. At June 30, 2024, we had $6 million of municipal loans on nonaccrual, and we had no municipal loans on nonaccrual at December 31, 2023.
Municipal securities are internally graded, similar to loans, using risk-grading systems which vary based on the size and type of credit risk exposure. The internal risk grades assigned to our municipal securities follow our definitions of Pass, Special Mention, and Substandard, which are consistent with published definitions of regulatory risk classifications. At June 30, 2024, all municipal securities were graded as Pass. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans and securities.
Loan and Lease Portfolio
We provide a wide range of lending products to commercial customers, generally small- and medium-sized businesses. We also provide various retail lending products and services to consumers and small businesses. The following schedule presents the composition of our loan and lease portfolio:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
LOAN AND LEASE PORTFOLIO

	June 30, 2024		December 31, 2023
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$16,622	28.5%	$16,684	28.9%
Leasing	390	0.7	383	0.7
Owner-occupied	9,236	15.8	9,219	16.0
Municipal	4,263	7.3	4,302	7.4
Total commercial	30,511	52.3	30,588	53.0
Commercial real estate:
Construction and land development	2,725	4.7	2,669	4.6
Term	10,824	18.5	10,702	18.5
Total commercial real estate	13,549	23.2	13,371	23.1
Consumer:
Home equity credit line	3,468	5.9	3,356	5.8
1-4 family residential	9,153	15.7	8,415	14.6
Construction and other consumer real estate	1,139	1.9	1,442	2.5
Bankcard and other revolving plans	466	0.8	474	0.8
Other	129	0.2	133	0.2
Total consumer	14,355	24.5	13,820	23.9
Total loans and leases	$58,415	100.0%	$57,779	100.0%
During the first six months of 2024, the loan and lease portfolio increased $636 million, or 1%, to $58.4 billion at June 30, 2024. Loan growth was primarily in the consumer 1-4 family residential mortgage and term commercial real estate loan portfolios. At June 30, 2024 and December 31, 2023, the ratio of loans and leases to total assets was 67% and 66%, respectively. The largest loan category was commercial and industrial loans, which constituted 29% of our total loan portfolio for both time periods.
Other Noninterest-Bearing Investments
Other noninterest-bearing investments are equity investments that are held primarily for capital appreciation, dividends, or for certain regulatory requirements. The following schedule summarizes our related investments:
OTHER NONINTEREST-BEARING INVESTMENTS

(Dollar amounts in millions)	June 30, 2024	December 31, 2023	Amount change	Percent change

Bank-owned life insurance	$558	$553	$5	1%
Federal Home Loan Bank stock	104	79	25	32
Federal Reserve stock	64	65	(1)	(2)
Farmer Mac stock	26	24	2	8
SBIC investments	198	190	8	4
Other	37	39	(2)	(5)
Total other noninterest-bearing investments	$987	$950	$37	4%
Other noninterest-bearing investments increased $37 million, or 4%, during the first six months of 2024, primarily due to a $25 million increase in FHLB stock, and an $8 million increase in SBIC investments. We are required to invest approximately 4% of our FHLB borrowings in FHLB stock to maintain our borrowing capacity. The increase in period-end FHLB activity stock was due to an increase in short-term FHLB borrowings.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Premises, Equipment, and Software
We have been investing in technology to modernize our financial systems. In July 2024, we successfully completed the final phase of our multi-year project to replace our core loan and deposit banking systems. We have now transitioned substantially all of our commercial, commercial real estate, and consumer loans, as well as our deposit accounts to a modern, integrated core system, which will allow us to deliver improved experiences to our customers and gain incremental operational efficiencies.
The following schedule summarizes the capitalized costs associated with our core system replacement project, which are amortized using a useful life of ten years:
CAPITALIZED COSTS ASSOCIATED WITH THE CORE SYSTEM REPLACEMENT PROJECT

	June 30, 2024
(In millions)	Phase 1	Phase 2	Phase 3	Total

Total amount of capitalized costs, less accumulated amortization	$18	$40	$222	$280
End of scheduled amortization period	Q2 2027	Q1 2029	Q2 2033
Deposits
Deposits are our primary funding source. The following schedule presents the composition of our deposit portfolio:
DEPOSIT PORTFOLIO

	June 30, 2024		December 31, 2023
(Dollar amounts in millions)	Amount	% of total deposits	Amount	% of total deposits
Deposits by type
Noninterest-bearing demand	$24,731	33.5%	$26,244	35.0%
Interest-bearing:
Savings and money market	38,560	52.3	38,663	51.6
Time	6,189	8.4	5,619	7.5
Brokered	4,290	5.8	4,435	5.9
Total deposits	$73,770	100.0%	$74,961	100.0%
Deposit-related metrics
Estimated amount of insured deposits	$41,660	56%	$41,777	56%
Estimated amount of uninsured deposits	32,110	44%	33,184	44%
Estimated amount of collateralized deposits [1]	3,443	5%	3,979	5%
Loan-to-deposit ratio	79%		77%
1 Includes both insured and uninsured deposits.
Total deposits decreased $1.2 billion, or 2%, to $73.8 billion, from December 31, 2023. At June 30, 2024 and December 31, 2023, customer deposits (excluding brokered deposits) were $69.5 billion and $70.5 billion, and included approximately $7.3 billion and $6.8 billion, respectively, of reciprocal deposits.
At June 30, 2024, the estimated total amount of uninsured deposits was $32.1 billion, or 44%, of total deposits, compared with $33.2 billion, or 44%, at December 31, 2023, respectively. Our loan-to-deposit ratio was 79%, compared with 77% for the same respective time periods. See “Liquidity Risk Management” on page 34 for additional information on liquidity, including the ratio of available liquidity to uninsured deposits.
RISK MANAGEMENT
Risk management is an integral part of our operations and is a key determinant of our overall performance. We employ various strategies to prudently manage the risks to which our operations are exposed, including credit risk, market and interest rate risk, liquidity risk, strategic and business risk, operational risk, technology risk, cybersecurity risk, capital/financial reporting risk, legal/compliance risk (including regulatory risk), and reputational

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
risk. These risks are overseen by various management committees, including the Enterprise Risk Management Committee. For a more comprehensive discussion of these risks, see “Risk Factors” in our 2023 Form 10-K.
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
U.S. Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration (“SBA”), Federal Housing Authority, U.S. Department of Veterans Affairs, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At June 30, 2024, $555 million of related loans were guaranteed, primarily by the SBA. The following schedule presents the composition of U.S. government agency guaranteed loans:
U.S. GOVERNMENT AGENCY GUARANTEED LOANS

(Dollar amounts in millions)	June 30, 2024	Percent guaranteed	December 31, 2023	Percent guaranteed

Commercial	$673	79%	$664	80%
Commercial real estate	25	76	24	79
Consumer	4	100	4	100
Total loans	$702	79%	$692	80%
Commercial Lending
The following schedule presents the composition of our commercial lending portfolio:
COMMERCIAL LENDING PORTFOLIO

	June 30, 2024		December 31, 2023
(Dollar amounts in millions)	Amount	% of total commercial loans	Amount	% of total commercial loans	Amount change	Percent change
Commercial:
Commercial and industrial	$16,622	54.4%	$16,684	54.5%	$(62)	(0.4)%
Leasing	390	1.3	383	1.3	7	1.8
Owner-occupied	9,236	30.3	9,219	30.1	17	0.2
Municipal	4,263	14.0	4,302	14.1	(39)	(0.9)
Total commercial	$30,511	100.0%	$30,588	100.0%	$(77)	(0.3)%
Our commercial loans span various industries and generally mature within a one-to-five-year period with applicable amortization based on the underlying collateral and guarantees. Commercial loans are typically structured as seasonal, term, working capital, or bridge loans in the form of revolving and non-revolving lines of credit, amortizing term loans, guidance facilities, and single-payment loans. These loans include covenants requiring borrowers to provide regular financial reporting to measure leverage, debt service coverage, and liquidity. At June

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
30, 2024, approximately 69% of our commercial lending portfolio was variable-rate, and approximately 10% of these variable-rate loans were swapped with our customers to a fixed rate.
Underwriting of commercial loans is primarily based on analyses of management, financial performance, industry, sponsorship (if applicable), and transaction structure, with credit enhancements typically provided by collateral and guarantees from the owners or sponsors. Prospective cash flows are subjected to various downside scenario analyses, including revenue decline, margin compression, and interest rate movements.
The following schedule presents the geography distribution of our commercial lending portfolio. For commercial loans, geographies are based on the location of the primary borrower.
COMMERCIAL LENDING BY GEOGRAPHY

	June 30, 2024			December 31, 2023
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Commercial
Arizona	$2,236	7.3%	$5	$2,237	7.3%	$7
California	6,024	19.8	42	6,106	20.0	50
Colorado	1,934	6.3	2	1,970	6.4	3
Nevada	1,325	4.3	10	1,230	4.0	11
Texas	7,454	24.4	66	7,070	23.1	13
Utah/Idaho	6,208	20.4	11	6,353	20.8	12
Washington/Oregon	1,214	4.0	5	1,339	4.4	8
Other	4,116	13.5	6	4,283	14.0	—
Total commercial	$30,511	100.0%	$147	$30,588	100.0%	$104
The following schedule presents an industry distribution of our commercial lending portfolio. Industry classification is based on the North American Industry Classification System.
COMMERCIAL LENDING BY INDUSTRY

	June 30, 2024			December 31, 2023
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Retail trade	$3,035	10.0%	$21	$2,995	9.8%	$2
Real estate, rental and leasing	2,982	9.8	2	2,946	9.6	1
Finance and insurance	2,840	9.3	—	2,918	9.5	—
Healthcare and social assistance	2,436	8.0	18	2,527	8.3	8
Manufacturing	2,296	7.5	14	2,190	7.2	15
Public Administration	2,223	7.3	—	2,279	7.5	—
Wholesale trade	1,993	6.6	2	1,850	6.0	3
Transportation and warehousing	1,471	4.8	5	1,499	4.9	3
Utilities [1]	1,341	4.4	9	1,409	4.6	10
Educational services	1,261	4.1	—	1,298	4.2	—
Construction	1,271	4.1	28	1,355	4.4	7
Hospitality and food services	1,271	4.1	1	1,180	3.9	1
Mining, quarrying, and oil and gas extraction	1,151	3.8	—	1,133	3.7	—
Professional, scientific, and technical services	1,036	3.4	10	1,010	3.3	10
Other Services (except Public Administration)	1,045	3.4	3	1,047	3.4	2
Other [2]	2,859	9.4	34	2,952	9.7	42
Total	$30,511	100.0%	$147	$30,588	100.0%	$104
1 Includes primarily utilities, power, and renewable energy.
2 No other industry group exceeds 3.4%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Real Estate Lending
The following schedule presents the composition of our commercial real estate lending portfolio:
COMMERCIAL REAL ESTATE LENDING PORTFOLIO

	June 30, 2024		December 31, 2023
(Dollar amounts in millions)	Amount	% of total CRE loans	Amount	% of total CRE loans	Amount change	Percent change
Commercial real estate:
Construction and land development	$2,725	20.1%	$2,669	20.0%	$56	2.1%
Term	10,824	79.9	10,702	80.0	122	1.1
Total commercial real estate	$13,549	100.0%	$13,371	100.0%	$178	1.3%
Term CRE loans generally mature within a three- to seven-year period and consist of full, partial, and non-recourse guarantee structures. Typical term CRE loan structures include annually tested operating covenants that require loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value tests. Construction and land development loans generally mature in 18 to 36 months and contain full or partial recourse guarantee structures with one- to five-year extension options or roll-to-perm options that often result in term loans. At June 30, 2024, approximately 85% of our CRE loan portfolio was variable-rate, and approximately 21% of these variable-rate loans were swapped with our customers to a fixed rate.
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
The following schedule presents the geography distribution of our commercial real estate lending portfolio. Geographies are based on the location of the primary collateral.
COMMERCIAL REAL ESTATE LENDING BY GEOGRAPHY

	June 30, 2024			December 31, 2023
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Commercial real estate
Arizona	$1,787	13.2%	$—	$1,726	12.9%	$1
California	3,710	27.4	27	3,865	28.9	50
Colorado	710	5.2	—	709	5.3	—
Nevada	1,096	8.1	1	1,072	8.0	—
Texas	2,494	18.4	9	2,385	17.8	10
Utah/Idaho	2,226	16.4	—	2,214	16.6	—
Washington/Oregon	1,093	8.1	—	1,004	7.5	—
Other	433	3.2	—	396	3.0	—
Total commercial real estate	$13,549	100.0%	$37	$13,371	100.0%	$61

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents our commercial real estate lending portfolio by the type of collateral:
COMMERCIAL REAL ESTATE LENDING BY COLLATERAL TYPE

	June 30, 2024			December 31, 2023
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans
Commercial property
Multi-family	$3,858	28.5%	$1	$3,709	27.7%	$1
Industrial	3,073	22.7	1	3,062	22.9	1
Office	1,910	14.1	23	1,984	14.8	48
Retail	1,533	11.3	2	1,503	11.2	1
Hospitality	673	5.0	8	688	5.2	9
Land	221	1.6	—	211	1.6	—
Other [1]	1,655	12.2	—	1,682	12.6	—
Residential property [2]
Single family	295	2.2	2	287	2.1	1
Land	95	0.7	—	90	0.7	—
Condo/Townhome	49	0.4	—	37	0.3	—
Other [1]	187	1.3	—	118	0.9	—
Total	$13,549	100.0%	$37	$13,371	100.0%	$61
1 Included in the total amount of the “Other” commercial and residential categories was approximately $310 million and $202 million of unsecured loans at June 30, 2024 and December 31, 2023, respectively.
2 Residential property consists primarily of loans provided to commercial homebuilders for land, lot, and single-family housing developments.
As previously discussed, our commercial real estate lending portfolio is diversified across geography and collateral type, with the largest concentration in multi-family. We provide additional analysis of our multi-family and office CRE portfolios below in view of increased investor interest in those collateral types in recent periods.
Multi-family CRE
At June 30, 2024 and December 31, 2023, our multi-family CRE loan portfolio totaled $3.9 billion and $3.7 billion, representing 29% and 28% of the total CRE loan portfolio, respectively. Approximately 33% of the multi-family CRE loan portfolio is scheduled to mature in the next 12 months. The following schedule presents the composition of our multi-family CRE loan portfolio and other related credit quality metrics:
MULTI-FAMILY CRE LOAN PORTFOLIO

(Dollar amounts in millions)	June 30, 2024	December 31, 2023
Multi-family CRE
Construction and land development	$1,023	$902
Term	2,835	2,807
Total multi-family CRE	$3,858	$3,709
Credit quality metrics
Criticized loan ratio	11.1%	6.1%
Classified loan ratio	1.5%	0.5%
Nonaccrual loan ratio	—%	—%
Delinquency ratio	0.3%	—%
Net charge-offs, annualized	—%	—%
Ratio of allowance for credit losses to multi-family CRE loans, at period end	2.20%	1.70%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedules present our multi-family CRE loan portfolio by collateral location for the periods presented:
MULTI-FAMILY CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

(Dollar amounts in millions)	June 30, 2024
	Collateral Location
Loan type	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total
Multi-family CRE
Construction and land development	$159	$175	$87	$79	$355	$66	$102	$—	$1,023
Term	302	908	89	177	673	352	271	63	2,835
Total Multi-family CRE	$461	$1,083	$176	$256	$1,028	$418	$373	$63	$3,858
% of total	12.0%	28.1%	4.6%	6.6%	26.6%	10.8%	9.7%	1.6%	100.0%

(Dollar amounts in millions)	December 31, 2023
	Collateral Location
Loan type	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total
Multi-family CRE
Construction and land development	$118	$183	$46	$40	$359	$44	$112	$—	$902
Term	322	994	90	188	578	345	228	62	2,807
Total Multi-family CRE	$440	$1,177	$136	$228	$937	$389	$340	$62	$3,709
% of total	11.9%	31.7%	3.7%	6.1%	25.3%	10.4%	9.2%	1.7%	100.0%
1 Other included $55 million of multi-family loans with collateral located in New Mexico at both June 30, 2024 and December 31, 2023.
Office CRE
At June 30, 2024 and December 31, 2023, our office CRE loan portfolio totaled $1.9 billion and $2.0 billion, representing 14% and 15% of the total CRE loan portfolio, respectively. Approximately 39% of the office CRE loan portfolio is scheduled to mature in the next 12 months. The following schedule presents the composition of our office CRE loan portfolio and other related credit quality metrics:
OFFICE CRE LOAN PORTFOLIO

(Dollar amounts in millions)	June 30, 2024	December 31, 2023
Office CRE
Construction and land development	$105	$191
Term	1,805	1,793
Total office CRE	$1,910	$1,984
Credit quality metrics
Criticized loan ratio	9.8%	11.9%
Classified loan ratio	6.3%	8.9%
Nonaccrual loan ratio	1.2%	2.4%
Delinquency ratio	2.6%	2.3%
Net charge-offs, annualized	0.3%	0.2%
Ratio of allowance for credit losses to office CRE loans, at period end	3.82%	3.80%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedules present our office CRE loan portfolio by collateral location for the periods presented:
OFFICE CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

(Dollar amounts in millions)	June 30, 2024
	Collateral Location
Loan type	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total
Office CRE
Construction and land development	$—	$44	$—	$9	$5	$33	$14	$—	$105
Term	275	366	68	78	206	483	300	29	1,805
Total Office CRE	$275	$410	$68	$87	$211	$516	$314	$29	$1,910
% of total	14.4%	21.4%	3.6%	4.6%	11.1%	27.0%	16.4%	1.5%	100.0%

(Dollar amounts in millions)	December 31, 2023
	Collateral Location
Loan type	Arizona	California	Colorado	Nevada	Texas	Utah/ Idaho	Wash-ington	Other [1]	Total
Office CRE
Construction and land development	$—	$64	$—	$2	$22	$29	$74	$—	$191
Term	281	412	92	86	179	488	226	29	1,793
Total Office CRE	$281	$476	$92	$88	$201	$517	$300	$29	$1,984
% of total	14.2%	24.0%	4.6%	4.4%	10.1%	26.1%	15.1%	1.5%	100.0%
1 Other included $17 million of office CRE loans with collateral located in Georgia at both June 30, 2024 and December 31, 2023.
Consumer Lending
The following schedule presents the composition of our consumer lending portfolio:
CONSUMER LENDING PORTFOLIO

	June 30, 2024		December 31, 2023
(Dollar amounts in millions)	Amount	% of total consumer loans	Amount	% of total consumer loans	Amount change	Percent change
Consumer:
Home equity credit line	$3,468	24.2%	$3,356	24.3%	$112	3.3%
1-4 family residential	9,153	63.8	8,415	60.9	738	8.8
Construction and other consumer real estate	1,139	7.9	1,442	10.4	(303)	(21.0)
Bankcard and other revolving plans	466	3.2	474	3.4	(8)	(1.7)
Other	129	0.9	133	1.0	(4)	(3.0)
Total consumer	$14,355	100.0%	$13,820	100.0%	$535	3.9%
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
We also originate home equity credit lines (“HECLs”). At June 30, 2024 and December 31, 2023, our HECL portfolio totaled $3.5 billion and $3.4 billion, respectively. Approximately 37% and 39% of our HECLs are secured by first liens for the same respective time periods.
At June 30, 2024, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value (“CLTV”) ratios above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with a Fair Isaac Corporation (“FICO”) credit score greater than 700.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Approximately 91% of our HECL portfolio is still in the draw period, and about 20% of those loans are scheduled to begin amortizing within the next five years. We believe the risk of loss and borrower default in the event of a loan becoming fully amortizing and the effect of significant interest rate changes is low, given the rate shock analysis performed at origination. The ratio of HECL net charge-offs (recoveries) for the trailing twelve months to average balances at June 30, 2024 and December 31, 2023, was 0.06% and 0.05%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of the HECL portfolio.
The following schedule presents the geography distribution of our consumer lending portfolio. Geographies are based on the location of the primary borrower.
CONSUMER LENDING BY GEOGRAPHY

	June 30, 2024			December 31, 2023
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Consumer
Arizona	$1,282	8.9%	$5	$1,208	8.7%	$4
California	2,850	19.9	16	2,683	19.4	13
Colorado	1,328	9.2	9	1,292	9.3	7
Nevada	1,256	8.7	7	1,204	8.7	5
Texas	3,675	25.6	23	3,698	26.9	17
Utah/Idaho	3,339	23.3	12	3,188	23.1	10
Washington/Oregon	201	1.4	—	211	1.5	—
Other	424	3.0	5	336	2.4	1
Total consumer	$14,355	100.0%	$77	$13,820	100.0%	$57
Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned (“OREO”) or foreclosed properties. The following schedule presents our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	June 30, 2024	December 31, 2023

Nonaccrual loans [1]	$261	$222
Other real estate owned [2]	4	6
Total nonperforming assets	$265	$228
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned [2]	0.45%	0.39%
Accruing loans past due 90 days or more	$6	$3
Ratio of accruing loans past due 90 days or more to loans and leases [1]	0.01%	0.01%
Nonaccrual loans[1] and accruing loans past due 90 days or more	$267	$225
Ratio of nonperforming assets[1] and accruing loans past due 90 days or more to loans and leases[1] and other real estate owned [2]	0.46%	0.40%
Nonaccrual loans[1] current as to principal and interest payments	64.4%	48.8%
1 Includes loans held for sale.
2 Does not include banking premises held for sale.
Nonperforming assets as a percentage of loans and leases and OREO increased to 0.45% at June 30, 2024, compared with 0.39% at December 31, 2023. Total nonaccrual loans at June 30, 2024 increased to $261 million from $222 million at December 31, 2023, primarily due to a small number of loans in the commercial and industrial and term commercial real estate portfolios. See Note 6 of the Notes to Consolidated Financial Statements for more information on nonaccrual loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Loan Modifications
Loans may be modified in the normal course of business for competitive reasons or to strengthen our collateral position. Loan modifications may also occur when the borrower experiences financial difficulty and needs temporary or permanent relief from the original contractual terms of the loan. For the first six months of 2024 and 2023, loans that have been modified to accommodate a borrower experiencing financial difficulties totaled $177 million, and $148 million, respectively.
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
ACCRUING AND NONACCRUING MODIFIED LOANS TO BORROWERS EXPERIENCING FINANCIAL DIFFICULTY

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023

Modified loans – accruing	$44	$96	$165	$137
Modified loans – nonaccruing	3	7	12	11
Total	$47	$103	$177	$148
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the changes in and allocation of the ACL and certain credit-related ratios:
CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

(Dollar amounts in millions)	Six Months Ended June 30, 2024	Twelve Months Ended December 31, 2023	Six Months Ended June 30, 2023

Loans and leases outstanding	$58,415	$57,779	$56,917
Average loans and leases outstanding:
Commercial	30,494	30,519	30,664
Commercial real estate	13,546	13,023	12,904
Consumer	14,060	13,198	12,849
Total average loans and leases outstanding	$58,100	$56,740	$56,417
Allowance for loan and lease losses:
Balance at beginning of period	$684	$572	$572
Provision for loan losses	33	148	92
Charge-offs:
Commercial	18	45	23
Commercial real estate	11	3	—
Consumer	6	14	6
Total	35	62	29
Recoveries:
Commercial	10	20	12
Commercial real estate	1	—	—
Consumer	3	6	4
Total	14	26	16
Net loan and lease charge-offs	21	36	13
Balance at end of period	$696	$684	$651
Reserve for unfunded lending commitments:
Balance at beginning of period	$45	$61	$61
Provision for unfunded lending commitments	(15)	(16)	(1)
Balance at end of period	$30	$45	$60
Total allowance for credit losses:
Allowance for loan and lease losses	$696	$684	$651
Reserve for unfunded lending commitments	30	45	60
Total allowance for credit losses	$726	$729	$711

Ratio of allowance for credit losses to net loans and leases, at period end	1.24%	1.26%	1.25%
Ratio of allowance for credit losses to nonaccrual loans, at period end	278%	328%	439%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	272%	324%	421%
Ratio of total net charge-offs to average loans and leases [1]	0.07%	0.06%	0.05%
Ratio of commercial net charge-offs to average commercial loans [1]	0.05%	0.08%	0.07%
Ratio of commercial real estate net charge-offs to average commercial real estate loans [1]	0.15%	0.02%	—%
Ratio of consumer net charge-offs to average consumer loans [1]	0.04%	0.06%	0.03%
1 Ratios are annualized for the periods presented except for the period representing the full twelve months.
During the first six months of 2024, the total ACL decreased to $726 million from $729 million. The slight decrease in the ACL primarily reflects improvements in economic forecasts, changes in our loan portfolio composition, and declines in unfunded lending commitments related to construction lending, partially offset by declines in credit quality, incremental reserves associated with portfolio-specific risks including commercial real estate, and loan

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
growth. See Note 6 of the Notes to Consolidated Financial Statements for additional information related to the ACL and credit trends experienced in each portfolio segment.
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
We generally have granular deposit funding, and much of this funding is in the form of demand deposits with no maturity, which contractually can be withdrawn at any time. Rather than using contractual maturities, our interest rate risk model uses dynamically modeled behavioral assumptions based on historical behavior and future projections. Because many deposits from household and business accounts have proven to be stable over time and less sensitive to rate changes, their duration is generally longer than the duration of our loan portfolio. As such, we have historically been “asset-sensitive” — meaning that our assets are expected to reprice faster or more significantly than our liabilities. We regularly use interest rate swaps, investment in fixed-rate securities, and funding strategies to manage our interest rate risk. These strategies collectively have muted the expected sensitivity of net interest income to changes in interest rates. Asset sensitivity measures depend upon the assumptions we use for deposit runoff and repricing behavior. As interest rates rise, we expect some customers to move balances from demand deposits to interest-bearing accounts such as money market, savings, or certificates of deposit. Our models are particularly sensitive to the assumption about the rate of such migration.
We also assume a correlation, referred to as a “deposit beta,” with respect to interest-bearing deposits, wherein the rates paid to customers change at a different pace when compared with changes in average benchmark interest rates. Generally, certificates of deposit are assumed to have a high correlation, while interest-bearing checking accounts are assumed to have a lower correlation.
The following schedule presents deposit duration assumptions discussed previously:
DEPOSIT ASSUMPTIONS

	June 30, 2024		December 31, 2023
Product	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	3.0%	2.8%	3.5%	3.2%
Money market	1.4%	1.3%	1.5%	1.4%
Savings and interest-bearing checking	2.1%	1.7%	2.2%	1.9%
The effective duration of the deposits has shortened considerably due to faster deposit repricing.
As noted previously, we utilize derivatives to manage interest rate risk. The following schedule presents derivatives that are designated in qualifying hedging relationships at June 30, 2024. Included are the average outstanding derivative notional amounts for each period presented and the weighted average fixed-rate paid or received for each

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
category of cash flow and fair value hedge. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the impact of these hedging relationships on interest income and expense.
DERIVATIVES DESIGNATED IN QUALIFYING HEDGING RELATIONSHIPS

	2024		2025				2026		3Q26 - 2Q27	3Q27 - 2Q28
(Dollar amounts in millions)	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Cash flow hedges
Cash flow hedges of assets [1]
Average outstanding notional	$350	$350	$350	$350	$350	$300	$133	$100	$100	$—
Weighted-average fixed-rate received	2.34%	2.34%	2.34%	2.34%	2.34%	2.13%	1.67%	1.65%	1.65%	—%
Cash flow hedges of liabilities [2]
Average outstanding notional	$500	$500	$500	$500	$—	$—	$—	$—	$—	$—
Weighted-average fixed-rate paid	3.67%	3.67%	3.67%	3.67%	—%	—%	—%	—%	—%	—%
	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033
Fair value hedges
Fair value hedges of assets [3]
Average outstanding notional	$4,468	$4,558	$4,562	$4,558	$2,428	$1,049	$1,044	$1,037	$1,001	$973
Weighted-average fixed-rate paid	3.23%	3.21%	3.21%	3.21%	2.47%	1.84%	1.83%	1.83%	1.83%	1.82%
1 Cash flow hedges of assets consist of receive-fixed swaps hedging pools of floating-rate loans. The longest dated cash flow hedge matures in February 2027. Amounts for 2027 have not been prorated to reflect this hedge maturing during the period.
2 Cash flow hedges of liabilities consist of a pay-fixed swap hedging rolling FHLB advances. This swap matures in May 2025.
3 Fair value asset hedges consist of pay-fixed swaps hedging fixed-rate AFS securities and fixed-rate commercial loans, as further discussed in Note 7 of the Notes to Consolidated Financial Statements. Increasing notional amounts in 2025 are due to forward starting swaps.
At June 30, 2024, we had $154 million of net losses deferred in accumulated other comprehensive income (loss) (“AOCI”) related to terminated cash flow hedges. Amounts deferred in AOCI from terminated cash flow hedges will be amortized into interest income on a straight-line basis through the original maturity dates of the hedges as long as the hedged forecasted transactions continue to be expected to occur. For more information on amounts deferred in AOCI related to terminated cash flow hedges, see “Interest Rate and Market Risk Management” in our 2023 Form 10-K.
Earnings at Risk (EaR) and Economic Value of Equity (EVE)
Incorporating our deposit assumptions and the impact of derivatives in qualifying hedging relationships previously discussed, the following schedule presents earnings at risk (“EaR”), or the percentage change in 12-month forward-looking net interest income, and our estimated percentage change in EVE. Both EaR and EVE are based on a static balance sheet size under parallel interest rate changes ranging from -200 bps to +200 bps. These measures highlight the sensitivity to changes in interest rates across various scenarios; the outcomes are not intended to be forecasts of expected net interest income.
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME AND CHANGE IN ECONOMIC VALUE OF EQUITY

	June 30, 2024					December 31, 2023
	Parallel shift in rates (in bps) [1]					Parallel shift in rates (in bps) [1]
Repricing scenario	-200	-100	0	+100	+200	-200	-100	0	+100	+200
Earnings at Risk (EaR)	(5.2)%	(2.5)%	—%	2.8%	5.7%	(5.6)%	(2.5)%	—%	2.4%	4.9%
Economic Value of Equity (EVE)	5.9%	3.4%	—%	(2.3)%	(4.5)%	6.6%	2.8%	—%	(1.4)%	(3.3)%
1 Assumes rates cannot go below zero in the negative rate shifts.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The asset sensitivity, as measured by EaR, increased during the first six months of 2024, due to securities redemptions, swap maturities, and assumption changes that reduced the projected runoff of noninterest-bearing deposits. Under our current deposit assumptions, interest rate risk remains within policy limits. For interest-bearing deposits with indeterminable maturities, the weighted average modeled beta is 54%.
Prepayment assumptions are an important factor in how we manage interest rate risk. Certain assets in our portfolio, such as 1-4 family residential mortgages and mortgage-backed securities, can be prepaid at any time by the borrower, which may significantly affect our expected cash flows. At June 30, 2024, lifetime prepayment speeds were estimated to be 13.2% for loans, which reflects an acceleration of prepayments upon rate reset for adjustable rate loans, and 7.1% for mortgage-backed securities.
The EaR analysis focuses on parallel rate shocks across the term structure of benchmark interest rates. In a non-parallel rate scenario, where short-term rates decline 200 bps, but long-term rates are unchanged, the EaR is comparable to the parallel rate scenario of similar rate shock.
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
Latent interest rate sensitivity refers to future changes in net interest income based upon past rate movements that have yet to be fully recognized in revenue but will be recognized over the near term. We expect latent sensitivity to increase net interest income by 8.3% in the second quarter of 2025, compared with the second quarter of 2024.
Emergent interest rate sensitivity refers to future changes in net interest income based upon future interest rate movements and is measured from the latent level of net interest income. If interest rates decline consistent with the forward curve at June 30, 2024, we expect emergent sensitivity to reduce net interest income by approximately 2.0% from the latent sensitivity level, for a cumulative 6.3% increase in net interest income. For a -100 bps and +100 bps parallel interest rate shock to the implied forward rate path, the cumulative net interest income sensitivity would be between 4.6% and 7.7%, respectively.
Our focus on business banking also plays a significant role in determining the nature of our asset-liability management posture. At June 30, 2024, $27.1 billion of our commercial lending and CRE loan balances were scheduled to reprice in the next six months. For these variable-rate loans, we have executed $550 million of cash flow hedges by receiving fixed rates on interest rate swaps. At June 30, 2024, we also had $4.0 billion of variable-rate consumer loans scheduled to reprice in the next six months. The impact on asset sensitivity from commercial or consumer loans with floors has become insignificant as rates have risen. See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
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
Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. For more discussion regarding investment securities and AOCI, see the “Capital Management” section on page 36. See also Note 5 of the Notes to Consolidated Financial Statements for further information regarding the accounting for investment securities.
Equity Investments
Through our equity investment activities, we own equity securities that are publicly traded. In addition, we own equity securities in governmental entities and companies, e.g., Federal Reserve (“FRB”) and the FHLB, that are not

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds as a strategy to provide beneficial financing, growth, and expansion opportunities to diverse businesses generally in communities within our geographic footprint. Our equity exposure to these investments was approximately $198 million and $190 million at June 30, 2024 and December 31, 2023, respectively. On occasion, some of the companies within our SBIC investment may issue an initial public offering (“IPO”). In this case, the fund is generally subject to a lockout period before we can liquidate the investment, which can introduce additional market risk. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the valuation of our SBIC investments.
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
Additionally, we have pledged collateral to the FRB’s primary credit facility (or discount window) and to the Bank Term Funding Program (“BTFP”), which provide additional contingent funding sources outside the normal operating hours of the FHLB and the GCF program. The BTFP offered loans of up to one year in length to eligible depository institutions pledging U.S. Treasuries, agency debt and government mortgage-backed securities, and other qualifying assets as collateral. The availability of advances under the program ended in mid-March 2024. At June 30, 2024, our outstanding borrowings under the BTFP were $3.0 billion, with $1.5 billion maturing on

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
December 31, 2024, and another $1.5 billion maturing on January 15, 2025. These advances may be prepaid at any time without penalty. For more information on our liquidity risk management practices, see “Liquidity Risk Management” in our 2023 Form 10-K.
For the first six months of 2024, the primary sources of cash came from an increase in short-term borrowings, a decrease in investment securities, and net cash provided by operating activities. Uses of cash during the same period primarily included a decrease in deposits, an increase in money market investments, and an increase in loans and leases. Cash payments for interest reflected in operating expenses were $940 million and $546 million for the first six months of 2024 and 2023, respectively.
The FHLB and FRB have been, and continue to be, a significant source of back-up liquidity and funding. We are a member of the FHLB of Des Moines, which allows member banks to borrow against eligible loans and securities to satisfy liquidity and funding requirements. We are required to invest in FHLB and FRB stock to maintain our borrowing capacity. At June 30, 2024, our total investment in FHLB and FRB stock was $104 million and $64 million, respectively, compared with $79 million and $65 million at December 31, 2023.
At June 30, 2024, loans with a carrying value of $23.0 billion and $16.3 billion, compared with $24.8 billion and $11.5 billion at December 31, 2023, were pledged at the FHLB and FRB, respectively, as collateral for current and potential borrowings.
At June 30, 2024 and December 31, 2023, investment securities with a carrying value of $18.9 billion and $20.5 billion, respectively, were pledged as collateral for potential borrowings. For the same time periods, these pledged securities included $9.0 billion and $9.5 billion for available use through the GCF repo program, $5.4 billion and $5.5 billion to the FRB and FHLB, and $4.5 billion and $5.5 billion to secure collateralized public and trust deposits, advances, and for other purposes.
A large portion of these pledged assets are unencumbered, but are pledged to provide immediate access to contingency sources of funds. The following schedule presents our total available liquidity including unused collateralized borrowing capacity:
AVAILABLE LIQUIDITY

	June 30, 2024					December 31, 2023
(Dollar amounts in billions)	FHLB	FRB [1]	GCF	BTFP	Total	FHLB	FRB [1]	GCF	BTFP	Total

Total borrowing capacity	$15.4	$15.2	$8.9	$3.0	$42.5	$16.6	$9.8	$9.6	$5.8	$41.8
Borrowings outstanding	2.2	—	—	3.0	5.2	1.6	—	1.8	—	3.4
Remaining capacity, at period end	$13.2	$15.2	$8.9	$—	$37.3	$15.0	$9.8	$7.8	$5.8	$38.4

Cash and due from banks					0.7					0.7
Interest-bearing deposits [2]					2.3					1.5
Total available liquidity					$40.3					$40.6
Ratio of available liquidity to uninsured deposits					125%					122%
1 Represents borrowing capacity and borrowings outstanding at the Federal Reserve Bank discount window.
2 Represents funds deposited by the Bank primarily at the Federal Reserve Bank.
At June 30, 2024 and December 31, 2023, our total available liquidity was $40.3 billion, compared with $40.6 billion, respectively. At June 30, 2024, we had sources of liquidity that exceeded our uninsured deposits without the need to sell any investment securities.

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
as of July 31, 2024:
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
SHAREHOLDERS' EQUITY

(Dollar amounts in millions)	June 30, 2024	December 31, 2023	Amount change	Percent change
Shareholders’ equity:
Preferred stock	$440	$440	$—	—%
Common stock and additional paid-in capital	1,713	1,731	(18)	(1)
Retained earnings	6,421	6,212	209	3
Accumulated other comprehensive loss	(2,549)	(2,692)	143	5
Total shareholders' equity	$6,025	$5,691	$334	6%
Total shareholders’ equity increased $334 million, or 6%, to $6.0 billion at June 30, 2024, compared with $5.7 billion at December 31, 2023. Common stock and additional paid-in capital decreased $18 million, primarily due to common stock repurchases during the first quarter of 2024.
The AOCI balance was a loss of $2.5 billion at June 30, 2024, and primarily reflects the decline in the fair value of fixed-rate investment securities as a result of higher interest rates, and includes $2.0 billion ($1.5 billion after tax) of unrealized losses on the securities previously transferred from AFS to HTM. During the second quarter of 2024, AOCI improved $60 million, driven largely by $50 million in unrealized loss amortization associated with the securities transferred from AFS to HTM. Absent any sales or credit impairment of the AFS securities, the unrealized losses will not be recognized in earnings. We do not intend to sell any securities with unrealized losses. Although changes in AOCI are reflected in shareholders’ equity, they are excluded from regulatory capital, and therefore do

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
not impact our regulatory ratios. For more discussion on our investment securities portfolio and related unrealized gains and losses, see Note 5 of the Notes to Consolidated Financial Statements.
CAPITAL DISTRIBUTIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except share amounts)	2024	2023	2024	2023
Capital distributions:
Preferred dividends paid	$11	$9	$21	$15
Total capital distributed to preferred shareholders	11	9	21	15
Common dividends paid	61	61	122	122
Bank common stock repurchased [1]	—	—	35	50
Total capital distributed to common shareholders	61	61	157	172
Total capital distributed to preferred and common shareholders	$72	$70	$178	$187
Weighted average diluted common shares outstanding (in thousands)	147,120	147,696	147,231	147,865
Common shares outstanding, at period end (in thousands)	147,684	148,144	147,684	148,144
1 Includes amounts related to the common shares acquired from our publicly announced plans and those acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options.
Pursuant to the OCC’s “Earnings Limitation Rule,” our dividend payments are restricted to an amount equal to the sum of the total of (1) our net income for that year, and (2) retained earnings for the preceding two years, unless the OCC approves the declaration and payment of dividends in excess of such amount. As of July 1, 2024, we had $1.3 billion of retained net profits available for distribution.
During the second quarter of 2024, we paid dividends on preferred stock of $11 million and dividends on common stock of $61 million, or $0.41 per share. In August 2024, the Board declared a regular quarterly dividend of $0.41 per common share, payable on August 22, 2024 to shareholders of record on August 15, 2024. See Note 9 of the Notes to Consolidated Financial Statements for additional information about our capital management actions.
Basel III
We are subject to Basel III capital requirements that include certain minimum regulatory capital ratios. At June 30, 2024, we exceeded all capital adequacy requirements under the Basel III capital rules. Based on our internal stress testing and other assessments of capital adequacy, we believe we hold capital sufficiently in excess of internal and regulatory requirements for well-capitalized banks. See “Supervision and Regulation” and Note 15 of our 2023 Form 10-K for more information about our compliance with the Basel III capital requirements. The following schedule presents our capital amounts, capital ratios, and other selected performance ratios:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CAPITAL AMOUNTS AND RATIOS

(Dollar amounts in millions)	June 30, 2024	December 31, 2023	June 30, 2023
Basel III risk-based capital amounts:
Common equity tier 1 capital	$7,057	$6,863	$6,692
Tier 1 risk-based	7,496	7,303	7,131
Total risk-based	8,747	8,553	8,378
Risk-weighted assets	66,885	66,934	66,917
Basel III risk-based capital ratios:
Common equity tier 1 capital ratio	10.6%	10.3%	10.0%
Tier 1 risk-based ratio	11.2	10.9	10.7
Total risk-based ratio	13.1	12.8	12.5
Tier 1 leverage ratio	8.5	8.3	8.0
Other ratios:
Average equity to average assets (three months ended)	6.6%	6.2%	5.9%
Return on average common equity (three months ended)	14.0	9.2	13.8
Return on average tangible common equity (three months ended) [1]	17.5	11.8	17.8
Tangible equity ratio [1]	5.7	5.4	4.9
Tangible common equity ratio [1]	5.2	4.9	4.4
1 See “Non-GAAP Financial Measures” on page 38 for more information regarding these ratios.
During the third quarter of 2023, federal bank regulators issued a proposal to implement the Basel Committee on Banking Supervision’s finalization of the post-crisis bank regulatory capital reforms. The proposal, commonly referred to as the “Basel III Endgame,” would significantly revise the capital requirements applicable to large banking organizations, defined as those with total assets of $100 billion or more, and would potentially impact our current and future capital planning, including share repurchase activity. At June 30, 2024, we had $87.6 billion in total assets and do not currently qualify as a large banking organization. We continue to evaluate the potential impact of the proposal, as we expect it is more likely than not we would become subject to this proposal in the future, were it to be finalized in its current form.
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
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		June 30, 2024	March 31, 2024	June 30, 2023

Net earnings applicable to common shareholders (GAAP)		$190	$143	$166
Adjustment, net of tax:
Amortization of core deposit and other intangibles		1	1	1
Net earnings applicable to common shareholders, net of tax	(a)	$191	$144	$167
Average common equity (GAAP)		$5,450	$5,289	$4,818
Average goodwill and intangibles		(1,056)	(1,058)	(1,063)
Average tangible common equity (non-GAAP)	(b)	$4,394	$4,231	$3,755
Number of days in quarter	(c)	91	91	91
Number of days in year	(d)	366	366	365
Return on average tangible common equity (non-GAAP) [1]	(a/b/c)*d	17.5%	13.7%	17.8%
1 Excluding the effect of AOCI from average tangible common equity would result in associated returns of 10.9%, 8.4%, and 10.0% for the periods presented, respectively.
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except shares and per share amounts)		June 30, 2024	March 31, 2024	June 30, 2023

Total shareholders’ equity (GAAP)		$6,025	$5,829	$5,283
Goodwill and intangibles		(1,055)	(1,057)	(1,062)
Tangible equity (non-GAAP)	(a)	4,970	4,772	4,221
Preferred stock		(440)	(440)	(440)
Tangible common equity (non-GAAP)	(b)	$4,530	$4,332	$3,781
Total assets (GAAP)		$87,606	$87,060	$87,230
Goodwill and intangibles		(1,055)	(1,057)	(1,062)
Tangible assets (non-GAAP)	(c)	$86,551	$86,003	$86,168
Common shares outstanding (in thousands)	(d)	147,684	147,653	148,144
Tangible equity ratio (non-GAAP)	(a/c)	5.7%	5.5%	4.9%
Tangible common equity ratio (non-GAAP)	(b/c)	5.2%	5.0%	4.4%
Tangible book value per common share (non-GAAP)	(b/d)	$30.67	$29.34	$25.52

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
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Six Months Ended		Year Ended
(Dollar amounts in millions)		June 30, 2024	March 31, 2024	June 30, 2023	June 30, 2024	June 30, 2023	December 31, 2023

Noninterest expense (GAAP)	(a)	$509	$526	$508	$1,035	$1,020	$2,097
Adjustments:
Severance costs		1	—	13	1	14	14
Other real estate expense, net		(1)	—	—	(1)	—	—
Amortization of core deposit and other intangibles		1	2	1	3	3	6
Restructuring costs		—	—	—	—	—	1
SBIC investment success fee accrual		1	—	—	1	—	—
FDIC special assessment		1	13	—	14	—	90
Total adjustments	(b)	3	15	14	18	17	111
Adjusted noninterest expense (non-GAAP)	(c)=(a-b)	$506	$511	$494	$1,017	$1,003	$1,986
Net interest income (GAAP)	(d)	$597	$586	$591	$1,183	$1,270	$2,438
Fully taxable-equivalent adjustments	(e)	11	10	11	21	20	41
Taxable-equivalent net interest income (non-GAAP)	(f)=(d+e)	608	596	602	1,204	1,290	2,479
Noninterest income (GAAP)	g	179	156	189	335	349	677
Combined income (non-GAAP)	(h)=(f+g)	787	752	791	1,539	1,639	3,156
Adjustments:
Fair value and nonhedge derivative gains		(1)	1	1	—	(2)	(4)
Securities gains (losses), net		4	(2)	—	2	1	4
Total adjustments	(i)	3	(1)	1	2	(1)	—
Adjusted taxable-equivalent revenue (non-GAAP)	(j)=(h-i)	$784	$753	$790	$1,537	$1,640	$3,156
Pre-provision net revenue (non-GAAP)	(h)-(a)	$278	$226	$283	$504	$619	$1,059
Adjusted PPNR (non-GAAP)	(j)-(c)	278	242	296	520	637	1,170
Efficiency ratio (non-GAAP) [1]	(c/j)	64.5%	67.9%	62.5%	66.2%	61.2%	62.9%
1 Excluding both the $9 million gain on sale of our Enterprise Retirement Solutions business and the $4 million gain on sale of a bank-owned property (recorded in dividends and other income), the efficiency ratio for the three months and six months ended June 30, 2024 would have been 65.6% and 66.7%, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 1.    FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$717	$716
Money market investments:
Interest-bearing deposits	2,276	1,488
Federal funds sold and securities purchased under agreements to resell	936	937
Investment securities:
Held-to-maturity, at amortized cost (fair value: $9,891 and $10,466)	10,065	10,382
Available-for-sale, at fair value	9,483	10,300
Trading, at fair value	24	48
Total investment securities	19,572	20,730
Loans held for sale (includes $58 and $43 of loans carried at fair value)	112	53
Loans and leases, net of unearned income and fees	58,415	57,779
Less allowance for loan and lease losses	696	684
Loans held for investment, net of allowance	57,719	57,095
Other noninterest-bearing investments	987	950
Premises, equipment and software, net	1,383	1,400
Goodwill and intangibles	1,055	1,059
Other real estate owned	4	6
Other assets	2,845	2,769
Total assets	$87,606	$87,203
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$24,731	$26,244
Interest-bearing:
Savings and money market	38,596	38,721
Time	10,443	9,996
Total deposits	73,770	74,961
Federal funds and other short-term borrowings	5,651	4,379
Long-term debt	546	542
Reserve for unfunded lending commitments	30	45
Other liabilities	1,584	1,585
Total liabilities	81,581	81,512
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	440	440
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 147,684 and 148,153 shares) and additional paid-in capital	1,713	1,731
Retained earnings	6,421	6,212
Accumulated other comprehensive income (loss)	(2,549)	(2,692)
Total shareholders’ equity	6,025	5,691
Total liabilities and shareholders’ equity	$87,606	$87,203
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except shares and per share amounts)	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$877	$791	$1,742	$1,517
Interest on money market investments	56	48	103	105
Interest on securities	140	138	282	275
Total interest income	1,073	977	2,127	1,897
Interest expense:
Interest on deposits	390	220	766	302
Interest on short- and long-term borrowings	86	166	178	325
Total interest expense	476	386	944	627
Net interest income	597	591	1,183	1,270
Provision for credit losses:
Provision for loan and lease losses	12	46	33	92
Provision for unfunded lending commitments	(7)	—	(15)	(1)
Total provision for credit losses	5	46	18	91
Net interest income after provision for credit losses	592	545	1,165	1,179
Noninterest income:
Commercial account fees	45	45	89	88
Card fees	25	25	48	49
Retail and business banking fees	16	16	32	32
Loan-related fees and income	18	19	33	40
Capital markets fees	21	27	45	44
Wealth management fees	15	14	30	29
Other customer-related fees	14	16	28	31
Customer-related noninterest income	154	162	305	313
Fair value and nonhedge derivative income	(1)	1	—	(2)
Dividends and other income (loss)	22	26	28	37
Securities gains (losses), net	4	—	2	1
Total noninterest income	179	189	335	349
Noninterest expense:
Salaries and employee benefits	318	324	649	663
Technology, telecom, and information processing	66	58	128	113
Occupancy and equipment, net	40	40	79	80
Professional and legal services	17	16	33	29
Marketing and business development	13	13	23	25
Deposit insurance and regulatory expense	21	22	55	40
Credit-related expense	6	7	13	13
Other real estate expense, net	(1)	—	(1)	—
Other	29	28	56	57
Total noninterest expense	509	508	1,035	1,020
Income before income taxes	262	226	465	508
Income taxes	61	51	111	129
Net income	201	175	354	379
Preferred stock dividends	(11)	(9)	(21)	(15)
Net earnings applicable to common shareholders	$190	$166	$333	$364
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	147,115	147,692	147,227	147,852
Diluted shares (in thousands)	147,120	147,696	147,231	147,865
Net earnings per common share:
Basic	$1.28	$1.11	$2.24	$2.44
Diluted	1.28	1.11	2.24	2.44
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023

Net income for the period	$201	$175	$354	$379
Other comprehensive income (loss), net of tax:
Net unrealized holding losses on investment securities	(14)	(86)	(2)	(9)
Unrealized loss amortization associated with the securities transferred from AFS to HTM	50	54	96	103
Net unrealized gains on other noninterest-bearing investments	1	—	1	—
Net unrealized holding gains (losses) on derivative instruments	—	(8)	(1)	21
Reclassification adjustment for decrease in interest income recognized in earnings on derivative instruments	23	30	49	67
Other comprehensive income (loss), net of tax	60	(10)	143	182
Comprehensive income	$261	$165	$497	$561
See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock shares (in thousands)	Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

Balance at March 31, 2024	$440	147,653	$1,705	$6,293	$(2,609)	$5,829
Net income for the period				201		201
Other comprehensive income, net of tax					60	60
Net activity under employee plans and related tax benefits		31	8			8
Dividends on preferred stock				(11)		(11)
Dividends on common stock, $0.41 per share				(61)		(61)
Change in deferred compensation				(1)		(1)
Balance at June 30, 2024	$440	147,684	$1,713	$6,421	$(2,549)	$6,025

Balance at March 31, 2023	$440	148,100	$1,715	$5,949	$(2,920)	$5,184
Net income for the period				175		175
Other comprehensive loss, net of tax					(10)	(10)
Net activity under employee plans and related tax benefits		44	7			7
Dividends on preferred stock				(9)		(9)
Dividends on common stock, $0.41 per share				(61)		(61)
Change in deferred compensation				(3)		(3)
Balance at June 30, 2023	$440	148,144	$1,722	$6,051	$(2,930)	$5,283

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions, except shares and per share amounts)	Preferred stock	Common stock shares (in thousands)	Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

Balance at December 31, 2023	$440	148,153	$1,731	$6,212	$(2,692)	$5,691
Net income for the period				354		354
Other comprehensive income, net of tax					143	143
Bank common stock repurchased		(890)	(35)			(35)
Net activity under employee plans and related tax benefits		421	17			17
Dividends on preferred stock				(21)		(21)
Dividends on common stock, $0.82 per share				(122)		(122)
Change in deferred compensation				(2)		(2)
Balance at June 30, 2024	$440	147,684	$1,713	$6,421	$(2,549)	$6,025

Balance at December 31, 2022	$440	148,664	$1,754	$5,811	$(3,112)	$4,893
Net income for the period				379		379
Other comprehensive income, net of tax					182	182
Cumulative effect adjustment, due to adoption of ASU 2022-02, net of tax				2		2
Bank common stock repurchased		(953)	(50)			(50)
Net activity under employee plans and related tax benefits		433	18			18
Dividends on preferred stock				(15)		(15)
Dividends on common stock, $0.82 per share				(122)		(122)
Change in deferred compensation				(4)		(4)
Balance at June 30, 2023	$440	148,144	$1,722	$6,051	$(2,930)	$5,283
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$354	$379
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	18	91
Depreciation and amortization	63	72
Share-based compensation	24	24
Deferred income tax expense (benefit)	17	(13)
Net decrease in trading securities	24	433
Net decrease (increase) in loans held for sale	5	(25)
Change in other liabilities	(17)	(363)
Change in other assets	38	164
Other, net	(14)	57
Net cash provided by operating activities	512	819
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in money market investments	(786)	1,454
Proceeds from maturities and paydowns of investment securities held-to-maturity	501	526
Purchases of investment securities held-to-maturity	(60)	(21)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	1,051	1,328
Purchases of investment securities available-for-sale	(350)	(301)
Net change in loans and leases	(690)	(1,311)
Purchases and sales of other noninterest-bearing investments	(33)	176
Purchases of premises and equipment	(47)	(53)
Other, net	7	(18)
Net cash provided by (used in) investing activities	(407)	1,780
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(1,191)	2,671
Net change in short-term borrowed funds	1,271	(4,904)
Redemption of long-term debt	—	(128)
Proceeds from the issuance of common stock	—	2
Dividends paid on common and preferred stock	(143)	(138)
Bank common stock repurchased	(35)	(50)
Other, net	(6)	(8)
Net cash used in financing activities	(104)	(2,555)
Net increase in cash and due from banks	1	44
Cash and due from banks at beginning of period	716	657
Cash and due from banks at end of period	$717	$701
Cash paid for interest	$940	$546
Net cash paid for income taxes	90	231
Noncash activities:
Loans held for investment reclassified to loans held for sale, net	100	49
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2024
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Zions Bancorporation, National Association and its majority-owned subsidiaries (collectively “Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. References to GAAP, including standards promulgated by the Financial Accounting Standards Board (“FASB”), are made according to sections of the Accounting Standards Codification (“ASC”).
The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying Notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and accompanying footnotes included in our 2023 Form 10-K.
We evaluated events that occurred between June 30, 2024 and the date the accompanying financial statements were issued, and determined that there were no material events that would require adjustments to our consolidated financial statements or significant disclosure in the accompanying Notes.
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

Standards not yet adopted by the Bank as of June 30, 2024

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

Standards adopted by the Bank during 2024

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
Fair Value Hierarchy
The following schedule presents assets and liabilities measured at fair value on a recurring basis:

(In millions)	June 30, 2024
	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	$461	$7,787	$—	$8,248
Municipal securities		1,211		1,211
Other debt securities		24		24
Total available-for-sale	461	9,022	—	9,483
Trading securities		24		24
Loans held for sale		58		58
Other noninterest-bearing investments:
Bank-owned life insurance		558		558
Private equity investments [1]	3		101	104
Other assets:
Agriculture loan servicing			20	20
Deferred compensation plan assets	133			133
Derivatives		481		481
Total assets	$597	$10,143	$121	$10,861
LIABILITIES
Securities sold, not yet purchased	$25	$—	$—	$25
Other liabilities:
Derivatives		382		382
Total liabilities	$25	$382	$—	$407
1 The Level 1 private equity investments (“PEIs”) generally relate to the portion of our Small Business Investment Company (“SBIC”) investments and other similar investments that are publicly traded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	December 31, 2023
	Level 1	Level 2	Level 3	Total
ASSETS
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	$492	$8,467	$—	$8,959
Municipal securities		1,318		1,318
Other debt securities		23		23
Total available-for-sale	492	9,808	—	10,300
Trading securities		48		48
Loans held for sale		43		43
Other noninterest-bearing investments:
Bank-owned life insurance		553		553
Private equity investments [1]	3		92	95
Other assets:
Agriculture loan servicing			19	19
Deferred compensation plan assets	124			124
Derivatives		420		420
Total assets	$619	$10,872	$111	$11,602
LIABILITIES
Securities sold, not yet purchased	$65	$—	$—	$65
Other liabilities:
Derivatives		333		333
Total liabilities	$65	$333	$—	$398
1 The Level 1 PEIs generally relate to the portion of our SBIC investments and other similar investments that are publicly traded.
Fair Value Option for Certain Loans Held for Sale
We have elected the fair value option for certain commercial real estate (“CRE”) loans that are intended for sale to a third-party conduit for securitization and are hedged with derivative instruments. Electing the fair value option reduces the accounting volatility that would otherwise result from the asymmetry created by accounting for the loans held for sale at the lower of cost or fair value and the derivatives at fair value, without the complexity of applying hedge accounting. These loans are included in “Loans held for sale” on the consolidated balance sheet, and associated fair value gains and losses are included in “Capital markets fees” on the consolidated statement of income, while accrued interest is included in “Interest and fees on loans.” At June 30, 2024 and December 31, 2023, we had $58 million and $43 million of loans measured at fair value ($57 million and $43 million par value), respectively. During the first six months of 2024 and 2023, we recognized approximately $6 million and $2 million of net gains from valuation adjustments of loans carried at fair value and the associated derivatives, respectively.
Level 3 Valuations
Our Level 3 financial instruments include PEIs and agriculture loan servicing. For additional information regarding our Level 3 financial instruments, including the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2023 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Roll-forward of Level 3 Fair Value Measurements
The following schedule presents a roll-forward of assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended				Six Months Ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
(In millions)	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing

Balance at beginning of period	$98	$19	$82	$18	$92	$19	$81	$14
Unrealized securities gains (losses), net	2	—	(3)	—	2	—	(3)	—
Other noninterest income (expense)	—	1	—	(1)	—	1	—	3
Purchases	2	—	5	—	9	—	6	—
Cost of investments sold	(1)	—	—	—	(2)	—	—	—
Transfers out	—	—	—	—	—	—	—	—
Balance at end of period	$101	$20	$84	$17	$101	$20	$84	$17
The roll-forward of Level 3 instruments includes the following realized gains and losses recognized in “Securities gains (losses), net” on the consolidated statement of income for the periods presented:

(In millions)	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Securities gains (losses), net	$(1)	$—	$1	$—
Nonrecurring Fair Value Measurements
Certain assets and liabilities may be measured at fair value on a nonrecurring basis, including impaired loans that have been measured based on the fair value of the underlying collateral, other real estate owned (“OREO”), and equity investments without readily determinable fair values. Nonrecurring fair value adjustments generally include changes in value resulting from observable price changes for equity investments without readily determinable fair values, write-downs of individual assets, or the application of lower of cost or fair value accounting. At June 30, 2024, we had $26 million of collateral-dependent loans classified in Level 2, and we recognized $8 million of losses from fair value changes related to these loans. For additional information regarding assets and liabilities measured at fair value on a nonrecurring basis, see Note 3 of our 2023 Form 10-K.

Fair Value of Certain Financial Instruments
The following schedule presents the carrying values and estimated fair values of certain financial instruments:

	June 30, 2024			December 31, 2023
(In millions)	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Financial assets:
Held-to-maturity investment securities	$10,065	$9,891	2	$10,382	$10,466	2
Loans and leases (including loans held for sale), net of allowance	57,831	55,592	3	57,148	54,832	3
Financial liabilities:
Time deposits	10,443	10,419	2	9,996	9,964	2
Long-term debt	546	507	2	542	494	2
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
4. OFFSETTING ASSETS AND LIABILITIES
The following schedules present gross and net information for selected financial instruments on the balance sheet:

	June 30, 2024
				Gross amounts not offset on the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset on the balance sheet	Net amounts presented on the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$936	$—	$936	$—	$—	$936
Derivatives (included in other assets)	481	—	481	(13)	(450)	18
Total assets	$1,417	$—	$1,417	$(13)	$(450)	$954
Liabilities:
Federal funds and other short-term borrowings	$5,651	$—	$5,651	$—	$—	$5,651
Derivatives (included in other liabilities)	382	—	382	(13)	—	369
Total liabilities	$6,033	$—	$6,033	$(13)	$—	$6,020

	December 31, 2023
				Gross amounts not offset on the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset on the balance sheet	Net amounts presented on the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$1,170	$(233)	$937	$—	$—	$937
Derivatives (included in other assets)	420	—	420	(31)	(357)	32
Total assets	$1,590	$(233)	$1,357	$(31)	$(357)	$969
Liabilities:
Federal funds and other short-term borrowings	$4,612	$(233)	$4,379	$—	$—	$4,379
Derivatives (included in other liabilities)	333	—	333	(31)	(1)	301
Total liabilities	$4,945	$(233)	$4,712	$(31)	$(1)	$4,680
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The carrying values of our securities do not include accrued interest receivables of $61 million and $65 million at June 30, 2024 and December 31, 2023, respectively. These receivables are included in “Other assets” on the consolidated balance sheet.
When a security is transferred from AFS to HTM, the difference between its amortized cost basis and fair value at the date of transfer is amortized as a yield adjustment through interest income, and the fair value at the date of transfer results in either a premium or discount to the amortized cost basis of the HTM securities. The amortization of unrealized gains or losses reported in AOCI will offset the effect of the amortization of the premium or discount in interest income that is created by the transfer. The discount associated with securities previously transferred from AFS to HTM was $2.0 billion ($1.5 billion after tax) and $2.1 billion ($1.5 billion after tax) at June 30, 2024 and December 31, 2023, respectively.
See Notes 3 and 5 of our 2023 Form 10-K for more information regarding our process to estimate the fair value and accounting for our investment securities, respectively. The following schedule presents the amortized cost and estimated fair values of our HTM and AFS securities:

	June 30, 2024
(In millions)	Amortized cost	Gross unrealized gains [1]	Gross unrealized losses	Estimated fair value
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$152	$—	$8	$144
Agency guaranteed mortgage-backed securities	9,583	2	148	9,437
Municipal securities	330	—	20	310
Total held-to-maturity	10,065	2	176	9,891
Available-for-sale
U.S. Treasury securities	570	—	109	461
U.S. Government agencies and corporations:
Agency securities	503	—	32	471
Agency guaranteed mortgage-backed securities	8,124	1	1,302	6,823
Small Business Administration loan-backed securities	516	—	23	493
Municipal securities	1,302	—	91	1,211
Other debt securities	25	—	1	24
Total available-for-sale	11,040	1	1,558	9,483
Total HTM and AFS investment securities	$21,105	$3	$1,734	$19,374

	December 31, 2023
(In millions)	Amortized cost	Gross unrealized gains [1]	Gross unrealized losses	Estimated fair value
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$93	$—	$6	$87
Agency guaranteed mortgage-backed securities	9,935	156	50	10,041
Municipal securities	354	—	16	338
Total held-to-maturity	10,382	156	72	10,466
Available-for-sale
U.S. Treasury securities	585	—	93	492
U.S. Government agencies and corporations:
Agency securities	663	—	33	630
Agency guaranteed mortgage-backed securities	8,530	—	1,239	7,291
Small Business Administration loan-backed securities	571	—	25	546
Municipal securities	1,385	—	67	1,318
Other debt securities	25	—	2	23
Total available-for-sale	11,759	—	1,459	10,300
Total HTM and AFS investment securities	$22,141	$156	$1,531	$20,766
1 Gross unrealized gains for the respective AFS security categories were individually less than $1 million.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Maturities
The following schedule presents the amortized cost and weighted average yields of debt securities by contractual maturity of principal payments at June 30, 2024. This schedule does not reflect the duration of the portfolio, which would incorporate amortization, expected prepayments, interest rate resets, and fair value hedges; the effects of which result in measured durations shorter than contractual maturities.

	June 30, 2024
	Total debt securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollar amounts in millions)	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$152	4.18%	$—	—%	$—	—%	$—	—%	$152	4.18%
Agency guaranteed mortgage-backed securities	9,583	1.85	—	—	—	—	43	1.92	9,540	1.85
Municipal securities [1]	330	3.17	33	2.61	127	2.91	155	3.48	15	3.46
Total held-to-maturity securities	10,065	1.93	33	2.61	127	2.91	198	3.14	9,707	1.89
Available-for-sale
U.S. Treasury securities	570	3.20	168	5.26	—	—	—	—	402	2.35
U.S. Government agencies and corporations:
Agency securities	503	3.04	38	3.94	106	2.86	209	2.95	150	3.07
Agency guaranteed mortgage-backed securities	8,124	2.03	13	1.13	116	1.78	1,373	2.14	6,622	2.01
Small Business Administration loan-backed securities	516	5.50	1	3.57	16	6.50	133	4.35	366	5.87
Municipal securities [1]	1,302	2.22	145	2.79	409	2.62	688	1.86	60	2.29
Other debt securities	25	8.76	—	—	10	9.52	—	—	15	8.26
Total available-for-sale securities	11,040	2.35	365	3.99	657	2.71	2,403	2.25	7,615	2.25
Total HTM and AFS investment securities	$21,105	2.14%	$398	3.88%	$784	2.74%	$2,601	2.32%	$17,322	2.05%
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents gross unrealized losses for AFS securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	June 30, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$—	$10	$109	$293	$109	$303
U.S. Government agencies and corporations:
Agency securities	—	1	32	458	32	459
Agency guaranteed mortgage-backed securities	—	19	1,302	6,681	1,302	6,700
Small Business Administration loan-backed securities	—	1	23	438	23	439
Municipal securities	1	25	90	1,143	91	1,168
Other	—	—	1	14	1	14
Total available-for-sale investment securities	$1	$56	$1,557	$9,027	$1,558	$9,083

	December 31, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$—	$—	$93	$308	$93	$308
U.S. Government agencies and corporations:
Agency securities	—	5	33	605	33	610
Agency guaranteed mortgage-backed securities	71	312	1,168	6,902	1,239	7,214
Small Business Administration loan-backed securities	—	4	25	484	25	488
Municipal securities	2	229	65	1,061	67	1,290
Other	—	—	2	13	2	13
Total available-for-sale investment securities	$73	$550	$1,386	$9,373	$1,459	$9,923
At June 30, 2024 and December 31, 2023, approximately 2,811 and 2,998 AFS investment securities were in an unrealized loss position, respectively.
Impairment
On a quarterly basis, we review our investment securities portfolio for the presence of impairment on an individual security basis. For additional information on our policy and impairment evaluation process for investment securities, see Note 5 of our 2023 Form 10-K.
AFS Impairment
We did not recognize any impairment on our AFS investment securities portfolio during the first six months of both 2024 and 2023. Unrealized losses primarily relate to higher interest rates subsequent to the purchase of securities and are not attributable to credit; as such, absent any future sales, we would expect to receive the full principal value at maturity. At June 30, 2024, we had not initiated any sales of AFS securities, nor did we have an intent to sell any identified securities with unrealized losses. We do not believe it is more likely than not that we would be required to sell such securities before recovery of their amortized cost basis.
HTM Impairment
For HTM securities, the allowance for credit losses (“ACL”) is assessed consistent with the approach described in Note 6 for loans and leases measured at amortized cost. At June 30, 2024, the ACL on HTM securities was less than $1 million, all HTM securities were risk-graded as “Pass” in terms of credit quality, and none were considered past due.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Securities Gains and Losses Recognized in Income
The following schedule presents securities gains and losses recognized in income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Available-for-sale	$—	$—	$71	$71	$—	$—	$72	$73
Trading	1	1	7	7	11	10	10	9
Other noninterest-bearing investments	14	10	10	10	20	19	13	12
Total gains	15	11	88	88	31	29	95	94
Net gains (losses) [1]		$4		$—		$2		$1
1 Net gains (losses) were included in “Securities gains (losses), net” on the consolidated statement of income.
The following schedule presents interest income by security type:

	Three Months Ended June 30,
	2024			2023
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$55	$1	$56	$59	$1	$60
Available-for-sale	75	8	83	69	8	77
Trading	—	1	1	—	1	1
Total securities	$130	$10	$140	$128	$10	$138

	Six Months Ended June 30,
	2024			2023
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total
Investment securities:
Held-to-maturity	$111	$2	$113	$120	$2	$122
Available-for-sale	152	16	168	138	14	152
Trading	—	1	1	—	1	1
Total securities	$263	$19	$282	$258	$17	$275

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
6. LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
Loans and leases are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	June 30, 2024	December 31, 2023

Loans held for sale	$112	$53
Commercial:
Commercial and industrial	$16,622	$16,684
Leasing	390	383
Owner-occupied	9,236	9,219
Municipal	4,263	4,302
Total commercial	30,511	30,588
Commercial real estate:
Construction and land development	2,725	2,669
Term	10,824	10,702
Total commercial real estate	13,549	13,371
Consumer:
Home equity credit line	3,468	3,356
1-4 family residential	9,153	8,415
Construction and other consumer real estate	1,139	1,442
Bankcard and other revolving plans	466	474
Other	129	133
Total consumer	14,355	13,820
Total loans and leases	$58,415	$57,779
Loans and leases are measured and presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $29 million and $37 million at June 30, 2024 and December 31, 2023, respectively. Amortized cost basis does not include accrued interest receivables of $301 million and $299 million at June 30, 2024 and December 31, 2023, respectively. These receivables are included in “Other assets” on the consolidated balance sheet.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $224 million at June 30, 2024 and $219 million at December 31, 2023.
Loans with a carrying value of $39.3 billion at June 30, 2024 and $36.3 billion at December 31, 2023 have been pledged at the Federal Reserve (“FRB”) and the Federal Home Loan Bank (“FHLB”) of Des Moines as collateral for current and potential borrowings.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023

Loans added to held for sale	$270	$220	$399	$306
Loans sold from held for sale	171	188	341	277
Occasionally, we have continuing involvement in the sold loans in the form of servicing rights or guarantees. The principal balance of sold loans for which we retain servicing was $0.5 billion and $0.4 billion at June 30, 2024 and December 31, 2023, respectively. Income from sold loans, excluding servicing, was $2 million and $3 million for the three and six months ended June 30, 2024, and $2 million and $7 million for the three and six months ended June 30, 2023, respectively. Other income from loans sold includes fair value adjustments on loans that are included in “Capital markets fees” on the consolidated statement of income.
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
Changes in the ACL are summarized as follows:

	Three Months Ended June 30, 2024
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$296	$299	$104	$699
Provision for loan losses	10	12	(10)	12
Gross loan and lease charge-offs	8	11	2	21
Recoveries	4	—	2	6
Net loan and lease charge-offs (recoveries)	4	11	—	15
Balance at end of period	$302	$300	$94	$696
Reserve for unfunded lending commitments
Balance at beginning of period	$19	$10	$8	$37
Provision for unfunded lending commitments	(3)	(3)	(1)	(7)
Balance at end of period	$16	$7	$7	$30
Total allowance for credit losses at end of period
Allowance for loan losses	$302	$300	$94	$696
Reserve for unfunded lending commitments	16	7	7	30
Total allowance for credit losses	$318	$307	$101	$726

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2024
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at December 31, 2023	$302	$241	$141	$684
Provision for loan losses	8	69	(44)	33
Gross loan and lease charge-offs	18	11	6	35
Recoveries	10	1	3	14
Net loan and lease charge-offs (recoveries)	8	10	3	21
Balance at end of period	$302	$300	$94	$696
Reserve for unfunded lending commitments
Balance at beginning of period	$19	$17	$9	$45
Provision for unfunded lending commitments	(3)	(10)	(2)	(15)
Balance at end of period	$16	$7	$7	$30
Total allowance for credit losses at end of period
Allowance for loan losses	$302	$300	$94	$696
Reserve for unfunded lending commitments	16	7	7	30
Total allowance for credit losses	$318	$307	$101	$726

	Three Months Ended June 30, 2023
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$313	$160	$145	$618
Provision for loan losses	24	21	1	46
Gross loan and lease charge-offs	20	—	2	22
Recoveries	6	—	3	9
Net loan and lease charge-offs (recoveries)	14	—	(1)	13
Balance at end of period	$323	$181	$147	$651
Reserve for unfunded lending commitments
Balance at beginning of period	$19	$28	$13	$60
Provision for unfunded lending commitments	1	1	(2)	—
Balance at end of period	$20	$29	$11	$60
Total allowance for credit losses at end of period
Allowance for loan losses	$323	$181	$147	$651
Reserve for unfunded lending commitments	20	29	11	60
Total allowance for credit losses	$343	$210	$158	$711

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2023
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at December 31, 2022	$300	$156	$119	$575
Adjustment for change in accounting standard	—	(4)	1	(3)
Balance at beginning of period	$300	$152	$120	$572
Provision for loan losses	34	29	29	92
Gross loan and lease charge-offs	23	—	6	29
Recoveries	12	—	4	16
Net loan and lease charge-offs (recoveries)	11	—	2	13
Balance at end of period	$323	$181	$147	$651
Reserve for unfunded lending commitments
Balance at beginning of period	$16	$33	$12	$61
Provision for unfunded lending commitments	4	(4)	(1)	(1)
Balance at end of period	$20	$29	$11	$60
Total allowance for credit losses at end of period
Allowance for loan losses	$323	$181	$147	$651
Reserve for unfunded lending commitments	20	29	11	60
Total allowance for credit losses	$343	$210	$158	$711
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amortized cost basis of nonaccrual loans is summarized as follows:

	June 30, 2024
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Commercial:
Commercial and industrial	$23	$88	$111	$38
Leasing	—	2	2	1
Owner-occupied	10	18	28	2
Municipal	3	3	6	—
Total commercial	36	111	147	41
Commercial real estate:
Construction and land development	—	2	2	—
Term	33	2	35	1
Total commercial real estate	33	4	37	1
Consumer:
Home equity credit line	5	24	29	5
1-4 family residential	9	37	46	4
Bankcard and other revolving plans	—	1	1	1
Other	—	1	1	—
Total consumer	14	63	77	10
Total	$83	$178	$261	$52

	December 31, 2023
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance
Commercial:
Commercial and industrial	$11	$71	$82	$30
Leasing	—	2	2	1
Owner-occupied	12	8	20	1
Total commercial	23	81	104	32
Commercial real estate:
Construction and land development	22	—	22	—
Term	37	2	39	1
Total commercial real estate	59	2	61	1
Consumer:
Home equity credit line	1	16	17	5
1-4 family residential	8	32	40	5
Total consumer	9	48	57	10
Total	$91	$131	$222	$43
For accruing loans, interest is accrued and interest payments are recognized into interest income according to the contractual loan agreement. For nonaccruing loans, the accrual of interest is discontinued, any uncollected or accrued interest is reversed from interest income in a timely manner (generally within one month), and any payments received on these loans are not recognized into interest income, but are applied as a reduction to the principal outstanding. When the collectability of the amortized cost basis for a nonaccrual loan is no longer in doubt, then interest payments may be recognized in interest income on a cash basis. For the three and six months ended June 30, 2024 and 2023, there was no interest income recognized on a cash basis during the period the loans were on nonaccrual.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amount of accrued interest receivables reversed from interest income during the periods presented is summarized by loan portfolio segment as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023

Commercial	$4	$3	$6	$5
Commercial real estate	1	—	3	—
Consumer	1	1	2	1
Total	$6	$4	$11	$6
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
Past due loans (accruing and nonaccruing) are summarized as follows:

	June 30, 2024
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$16,577	$30	$15	$45	$16,622	$4	$98
Leasing	388	—	2	2	390	—	—
Owner-occupied	9,223	10	3	13	9,236	1	22
Municipal	4,248	15	—	15	4,263	—	6
Total commercial	30,436	55	20	75	30,511	5	126
Commercial real estate:
Construction and land development	2,723	—	2	2	2,725	—	—
Term	10,761	38	25	63	10,824	—	10
Total commercial real estate	13,484	38	27	65	13,549	—	10
Consumer:
Home equity credit line	3,440	18	10	28	3,468	—	13
1-4 family residential	9,112	17	24	41	9,153	—	17
Construction and other consumer real estate	1,139	—	—	—	1,139	—	—
Bankcard and other revolving plans	463	2	1	3	466	1	1
Other	128	1	—	1	129	—	1
Total consumer	14,282	38	35	73	14,355	1	32
Total	$58,202	$131	$82	$213	$58,415	$6	$168

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2023
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$16,631	$38	$15	$53	$16,684	$1	$65
Leasing	381	2	—	2	383	—	—
Owner-occupied	9,206	11	2	13	9,219	1	18
Municipal	4,301	1	—	1	4,302	—	—
Total commercial	30,519	52	17	69	30,588	2	83
Commercial real estate:
Construction and land development	2,645	2	22	24	2,669	—	—
Term	10,661	14	27	41	10,702	—	3
Total commercial real estate	13,306	16	49	65	13,371	—	3
Consumer:
Home equity credit line	3,334	17	5	22	3,356	—	9
1-4 family residential	8,375	17	23	40	8,415	—	13
Construction and other consumer real estate	1,442	—	—	—	1,442	—	—
Bankcard and other revolving plans	468	5	1	6	474	1	—
Other	132	1	—	1	133	—	—
Total consumer	13,751	40	29	69	13,820	1	22
Total	$57,576	$108	$95	$203	$57,779	$3	$108
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
There were no loans classified as Doubtful at both June 30, 2024 and December 31, 2023. For consumer loans and for CRE loans with commitments greater than $1 million, we generally assign internal risk grades similar to those described previously based on automated rules that depend on refreshed credit scores, payment performance, and other risk indicators. These are generally assigned either a Pass, Special Mention, or Substandard grade, and are reviewed as we identify information that might warrant a grade change. The following schedule presents the amortized cost basis of loans and leases categorized by year of origination and by credit quality classification as monitored by management. The schedule also presents the current quarter gross charge-offs by year of origination.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	June 30, 2024
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Commercial and industrial
Pass	$943	$2,411	$1,938	$1,014	$524	$854	$8,172	$150	$16,006
Special Mention	1	14	54	19	3	3	34	2	130
Accruing Substandard	27	57	85	32	3	23	145	3	375
Nonaccrual	—	16	34	1	2	11	42	5	111
Total commercial and industrial	971	2,498	2,111	1,066	532	891	8,393	160	16,622
Gross charge-offs	—	1	1	1	—	3	2	—	8
Leasing
Pass	63	89	110	37	23	51	—	—	373
Special Mention	—	2	8	1	1	—	—	—	12
Accruing Substandard	1	1	—	1	—	—	—	—	3
Nonaccrual	—	—	2	—	—	—	—	—	2
Total leasing	64	92	120	39	24	51	—	—	390
Gross charge-offs	—	—	—	—	—	—	—	—	—
Owner-occupied
Pass	543	1,115	1,770	1,852	956	2,350	213	50	8,849
Special Mention	5	3	16	15	1	24	11	—	75
Accruing Substandard	1	25	55	40	30	124	4	5	284
Nonaccrual	4	—	2	1	—	15	6	—	28
Total owner-occupied	553	1,143	1,843	1,908	987	2,513	234	55	9,236
Gross charge-offs	—	—	—	—	—	—	—	—	—
Municipal
Pass	207	552	1,048	959	592	831	1	48	4,238
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	13	—	6	—	—	—	—	19
Nonaccrual	3	—	—	—	—	3	—	—	6
Total municipal	210	565	1,048	965	592	834	1	48	4,263
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total commercial	1,798	4,298	5,122	3,978	2,135	4,289	8,628	263	30,511
Total commercial gross charge-offs	—	1	1	1	—	3	2	—	8
Commercial real estate:
Construction and land development
Pass	247	660	838	142	36	10	590	57	2,580
Special Mention	—	—	44	74	—	—	—	—	118
Accruing Substandard	1	19	—	5	—	—	—	—	25
Nonaccrual	—	—	—	—	—	—	2	—	2
Total construction and land development	248	679	882	221	36	10	592	57	2,725
Gross charge-offs	—	—	—	—	—	—	—	—	—
Term
Pass	783	1,576	2,276	1,601	1,180	1,973	308	183	9,880
Special Mention	134	19	253	98	81	26	—	—	611
Accruing Substandard	44	65	80	19	17	29	—	44	298
Nonaccrual	—	2	22	—	—	11	—	—	35
Total term	961	1,662	2,631	1,718	1,278	2,039	308	227	10,824
Gross charge-offs	—	7	4	—	—	—	—	—	11
Total commercial real estate	1,209	2,341	3,513	1,939	1,314	2,049	900	284	13,549
Total commercial real estate gross charge-offs	—	7	4	—	—	—	—	—	11

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	June 30, 2024
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	3,336	96	3,432
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	6	1	7
Nonaccrual	—	—	—	—	—	—	23	6	29
Total home equity credit line	—	—	—	—	—	—	3,365	103	3,468
Gross charge-offs	—	—	—	—	—	—	—	—	—
1-4 family residential
Pass	439	820	2,659	1,898	956	2,335	—	—	9,107
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	1	7	6	2	30	—	—	46
Total 1-4 family residential	439	821	2,666	1,904	958	2,365	—	—	9,153
Gross charge-offs	—	—	—	—	—	—	—	—	—
Construction and other consumer real estate
Pass	38	280	727	77	9	8	—	—	1,139
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	38	280	727	77	9	8	—	—	1,139
Gross charge-offs	—	—	—	—	—	—	—	—	—
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	463	1	464
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	1	—	1
Nonaccrual	—	—	—	—	—	—	—	1	1
Total bankcard and other revolving plans	—	—	—	—	—	—	464	2	466
Gross charge-offs	—	—	—	—	—	—	2	—	2
Other consumer
Pass	36	44	29	12	4	3	—	—	128
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	1	—	—	—	—	—	—	1
Total other consumer	36	45	29	12	4	3	—	—	129
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total consumer	513	1,146	3,422	1,993	971	2,376	3,829	105	14,355
Total consumer gross charge-offs	—	—	—	—	—	—	2	—	2
Total loans	$3,520	$7,785	$12,057	$7,910	$4,420	$8,714	$13,357	$652	$58,415
Total gross charge-offs	$—	$8	$5	$1	$—	$3	$4	$—	$21

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2023
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2023	2022	2021	2020	2019	Prior			Total
Commercial:
Commercial and industrial
Pass	$2,654	$2,420	$1,204	$639	$494	$598	$7,973	$151	$16,133
Special Mention	8	98	34	2	20	37	103	—	302
Accruing Substandard	11	18	7	2	19	8	99	3	167
Nonaccrual	5	36	1	2	11	1	21	5	82
Total commercial and industrial	2,678	2,572	1,246	645	544	644	8,196	159	16,684
Gross charge-offs	1	10	6	—	—	2	24	2	45
Leasing
Pass	104	125	47	29	45	18	—	—	368
Special Mention	2	9	1	1	—	—	—	—	13
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	2	—	—	—	—	—	—	2
Total leasing	106	136	48	30	45	18	—	—	383
Gross charge-offs	—	—	—	—	—	—	—	—	—
Owner-occupied
Pass	1,080	1,945	2,020	1,002	721	1,907	212	52	8,939
Special Mention	2	5	17	5	17	15	—	—	61
Accruing Substandard	10	31	29	21	16	90	2	—	199
Nonaccrual	—	1	1	7	3	8	—	—	20
Total owner-occupied	1,092	1,982	2,067	1,035	757	2,020	214	52	9,219
Gross charge-offs	—	—	—	—	—	—	—	—	—
Municipal
Pass	601	1,080	1,069	623	382	512	—	3	4,270
Special Mention	7	—	—	—	—	6	—	—	13
Accruing Substandard	8	—	6	3	1	1	—	—	19
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	616	1,080	1,075	626	383	519	—	3	4,302
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total commercial	4,492	5,770	4,436	2,336	1,729	3,201	8,410	214	30,588
Total commercial gross charge-offs	1	10	6	—	—	2	24	2	45
Commercial real estate:
Construction and land development
Pass	553	938	355	56	7	4	518	127	2,558
Special Mention	—	—	29	30	—	—	—	—	59
Accruing Substandard	23	2	—	5	—	—	—	—	30
Nonaccrual	—	—	—	—	21	—	1	—	22
Total construction and land development	576	940	384	91	28	4	519	127	2,669
Gross charge-offs	—	—	—	—	1	—	—	—	1
Term
Pass	1,861	2,385	1,833	1,449	804	1,438	238	110	10,118
Special Mention	55	108	65	78	44	6	—	—	356
Accruing Substandard	79	18	12	16	5	24	—	35	189
Nonaccrual	—	26	—	—	3	10	—	—	39
Total term	1,995	2,537	1,910	1,543	856	1,478	238	145	10,702
Gross charge-offs	—	2	—	—	—	—	—	—	2
Total commercial real estate	2,571	3,477	2,294	1,634	884	1,482	757	272	13,371
Total commercial real estate gross charge-offs	—	2	—	—	1	—	—	—	3

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2023
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2023	2022	2021	2020	2019	Prior			Total
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	3,237	97	3,334
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	4	1	5
Nonaccrual	—	—	—	—	—	—	15	2	17
Total home equity credit line	—	—	—	—	—	—	3,256	100	3,356
Gross charge-offs	—	—	—	—	—	—	3	—	3
1-4 family residential
Pass	814	2,264	1,823	988	594	1,891	—	—	8,374
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	1	—	—	1
Nonaccrual	—	3	3	3	4	27	—	—	40
Total 1-4 family residential	814	2,267	1,826	991	598	1,919	—	—	8,415
Gross charge-offs	—	—	—	—	—	2	—	—	2
Construction and other consumer real estate
Pass	212	1,002	200	15	7	6	—	—	1,442
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	212	1,002	200	15	7	6	—	—	1,442
Gross charge-offs	—	—	—	—	—	—	—	—	—
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	471	1	472
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	—	—	—
Total bankcard and other revolving plans	—	—	—	—	—	—	473	1	474
Gross charge-offs	—	—	—	—	—	—	9	—	9
Other consumer
Pass	66	37	18	6	4	2	—	—	133
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	66	37	18	6	4	2	—	—	133
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total consumer	1,092	3,306	2,044	1,012	609	1,927	3,729	101	13,820
Total consumer gross charge-offs	—	—	—	—	—	2	12	—	14
Total loans	$8,155	$12,553	$8,774	$4,982	$3,222	$6,610	$12,896	$587	$57,779
Total gross charge-offs	$1	$12	$6	$—	$1	$4	$36	$2	$62
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
On an ongoing basis, we monitor the performance of all modified loans according to their modified terms. The amortized cost of modified loans that had a payment default during the three and six months ended June 30, 2024, which were still in default at period end, and were within 12 months or less of being modified was approximately $3 million and $27 million, respectively, primarily commercial real estate loans, and zero for both the three and six months ended June 30, 2023, respectively.
The amortized cost of loans to borrowers experiencing financial difficulty that were modified during the period, by loan class and modification type, is summarized in the following schedule:

	Three Months Ended June 30, 2024
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$27	$—	$—	$1	$28	0.2%
Owner-occupied	—	2	—	—	—	2	—
Total commercial	—	29	—	—	1	30	0.1
Commercial real estate:
Term	—	16	—	—	—	16	0.1
Total commercial real estate	—	16	—	—	—	16	0.1
Consumer:
1-4 family residential	—	—	1	—	—	1	—
Total consumer	—	—	1	—	—	1	—
Total	$—	$45	$1	$—	$1	$47	0.1%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2024
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$55	$—	$1	$4	$60	0.4%
Owner-occupied	—	2	—	—	2	4	—
Municipal	—	3	—	—	—	3	0.1
Total commercial	—	60	—	1	6	67	0.2
Commercial real estate:
Construction and land development	—	2	—	—	—	2	0.1
Term	—	103	—	—	—	103	1.0
Total commercial real estate	—	105	—	—	—	105	0.8
Consumer:
Home equity credit line	—	—	—	—	1	1	—
1-4 family residential	—	—	2	—	2	4	—
Total consumer	—	—	2	—	3	5	—
Total	$—	$165	$2	$1	9	$177	0.3%

	Three Months Ended June 30, 2023
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$1	$27	$—	$—	$—	$28	0.2%
Owner-occupied	—	20	—	—	—	20	0.2
Total commercial	1	47	—	—	—	48	0.2
Commercial real estate:
Construction and land development	—	18	—	—	—	18	0.7
Term	—	34	—	—	—	34	0.3
Total commercial real estate	—	52	—	—	—	52	0.4
Consumer:
1-4 family residential	—	—	1	—	1	2	—
Bankcard and other revolving plans	—	1	—	—	—	1	0.2
Total consumer	—	1	1	—	1	3	—
Total	$1	$100	$1	$—	$1	$103	0.2%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2023
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$1	$42	$—	$—	$—	$43	0.3%
Owner-occupied	4	22	—	—	—	26	0.3
Total commercial	5	64	—	—	—	69	0.2
Commercial real estate:
Construction and land development	—	18	—	—	—	18	0.7
Term	—	58	—	—	—	58	0.6
Total commercial real estate	—	76	—	—	—	76	0.6
Consumer:
1-4 family residential	—	—	1	—	1	2	—
Bankcard and other revolving plans	—	1	—	—	—	1	0.2
Total consumer	—	1	1	—	1	3	—
Total	$5	$141	$1	$—	1	$148	0.3%
1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $10 million at both June 30, 2024 and June 30, 2023.
3 Amounts less than 0.05% are rounded to zero.
The financial impact of loan modifications to borrowers experiencing financial difficulty is summarized in the following schedules:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)
Commercial:
Commercial and industrial	0.6%	3	0.1%	8
Owner-occupied	—	1	0.1	4
Municipal	—	0	—	61
Total commercial	0.6	3	0.1	10
Commercial real estate:
Construction and land development	—	5	—	14
Term	—	3	—	11
Total commercial real estate	—	3	—	11
Consumer:
Home equity credit line	—	0	6.8	42
1-4 family residential	—	0	1.3	78
Other	—	0	—	71
Total consumer	—	0	4.8	67
Total weighted average financial impact	0.6%	3	1.0%	12

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)
Commercial:
Commercial and industrial	1.0%	8	1.0%	9
Owner-occupied	—	7	4.4	7
Total commercial	1.0	8	3.7	8
Commercial real estate:
Construction and land development	—	6	—	6
Term	—	18	—	17
Total commercial real estate	—	14	—	15
Consumer: [1]
1-4 family residential	1.3	110	1.3	110
Bankcard and other revolving plans	—	65	—	61
Total consumer	1.3	87	1.3	87
Total weighted average financial impact	1.1%	12	3.4%	13
1 Primarily relates to a small number of loans within each consumer loan class.
Loan modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023 resulted in less than $1 million of principal forgiveness for each respective period.
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after July 1, 2023 through June 30, 2024, presented by portfolio segment and loan class:

	June 30, 2024
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total amortized cost of loans
Commercial:
Commercial and industrial	$83	$1	$4	$5	$88
Owner-occupied	8	—	—	—	8
Municipal	11	—	—	—	11
Total commercial	102	1	4	5	107
Commercial real estate:
Construction and land development	19	—	2	2	21
Term	156	26	2	28	184
Total commercial real estate	175	26	4	30	205
Consumer:
Home equity credit line	1	—	—	—	1
1-4 family residential	4	—	—	—	4
Other	1	—	—	—	1
Total consumer	6	—	—	—	6
Total	$283	$27	$8	$35	$318
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, the date we adopted ASU 2022-02, through June 30, 2023, presented by portfolio segment and loan class:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	June 30, 2023
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total amortized cost of loans
Commercial:
Commercial and industrial	$40	$3	$—	$3	$43
Owner-occupied	25	—	1	1	26
Total commercial	65	3	1	4	69
Commercial real estate:
Construction and land development	18	—	—	—	18
Term	58	—	—	—	58
Total commercial real estate	76	—	—	—	76
Consumer:
1-4 family residential	2	—	—	—	2
Bankcard and other revolving plans	1	—	—	—	1
Total consumer	3	—	—	—	3
Total	$144	$3	$1	$4	$148
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
Select information on loans for which the borrower is experiencing financial difficulties and repayment is expected to be provided substantially through the operation or sale of the underlying collateral, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

	June 30, 2024
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial real estate:
Construction and land development	$2	Lots / Homes	128%
Term	25	Office Building	82%
Total commercial real estate	27
Consumer:
Home equity credit line	7	Single Family Residential	56%
1-4 family residential	3	Single Family Residential	35%
Total consumer	10
Total	$37

	December 31, 2023
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Owner-occupied	$7	Hospital	17%
Commercial real estate:
Construction and land development	22	Office Building	92%
Term	28	Office Building	87%
Total commercial real estate	50
Total	$57
1 The fair value is based on the most recent appraisal or other collateral evaluation.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Foreclosed Residential Real Estate
The balance of foreclosed residential real estate property was $3 million at June 30, 2024, compared with zero at December 31, 2023. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure was $8 million and $11 million for the same periods, respectively.
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
Fair Value Hedges of Assets — Fair value hedges of fixed-rate assets effectively convert the fixed interest income to a floating rate on the hedged portion of the assets. Changes in fair value of derivatives designated as fair value hedges of fixed-rate financial assets were largely offset by changes in the value of the hedged assets, as shown in the schedules on the following pages. At June 30, 2024, we had pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $3.6 billion designated as fair value hedges of fixed-rate AFS securities. We had an additional $1.0 billion of aggregate notional designated as hedges of fixed-rate commercial loans.
Cash Flow Hedges — Cash flow hedges of variable-rate assets and liabilities effectively convert the variable interest receipts and payments to fixed. At June 30, 2024, we had receive-fixed interest rate swaps with an aggregate notional amount of $550 million designated as cash flow hedges of pools of floating-rate commercial loans. Additionally, at June 30, 2024, we had one pay-fixed interest rate swap with a notional amount of $500 million designated as a cash flow hedge of the variability in the interest payments on certain FHLB advances. Changes in the fair value of qualifying cash flow hedges during the quarter were recorded in AOCI as shown in the schedule below. The amounts deferred in AOCI are reclassified into earnings in the periods in which the hedged interest receipts or payments occur (i.e., when the hedged forecasted transactions affect earnings). At June 30, 2024, there was $145 million of losses deferred in AOCI related to terminated cash flow hedges that are expected to be fully amortized by October 2027.
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
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit risk-related feature were triggered, such as a downgrade of our credit rating. In past situations, counterparties

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
have not generally demanded that additional collateral be pledged when provided for by the contractual terms. At June 30, 2024, the fair value of our derivative liabilities was $382 million, for which we were required to pledge cash collateral of less than $1 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s (“S&P”) or Moody’s at June 30, 2024, there would likely be no additional collateral required to be pledged.
Derivative Amounts
The following schedule presents information regarding notional amounts and recorded gross fair values at June 30, 2024 and December 31, 2023, and the related gain (loss) of derivative instruments:

	June 30, 2024			December 31, 2023
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets:
Receive-fixed interest rate swaps	$550	$—	$—	$1,450	$—	$—
Cash flow hedges of floating-rate liabilities:
Pay-fixed interest rate swaps	500	—	—	500	—	—
Fair value hedges:
Debt hedges: Receive-fixed interest rate swaps	—	—	—	—	—	—
Asset hedges: Pay-fixed interest rate swaps	4,569	92	—	4,571	78	—
Total derivatives designated as hedging instruments	5,619	92	—	6,521	78	—
Derivatives not designated as hedging instruments:
Customer interest rate derivatives [1]	14,786	384	380	14,375	337	330
Other interest rate derivatives	1,043	2	—	1,001	1	—
Foreign exchange derivatives	414	2	2	216	3	3
Purchased credit derivatives	22	1	—	35	1	—
Total derivatives not designated as hedging instruments	16,265	389	382	15,627	342	333
Total derivatives	$21,884	$481	$382	$22,148	$420	$333
1 Customer interest rate derivatives include both customer-facing derivatives as well as offsetting derivatives facing other dealer banks. The fair value of these derivatives include a net credit valuation adjustment of $9 million, reducing the fair value of the liability at both June 30, 2024, and December 31, 2023.
The amount of derivative gains (losses) from cash flow and fair value hedges that were deferred in other comprehensive income (“OCI”) or recognized in earnings for the three and six months ended June 30, 2024 and 2023 is presented in the schedules below.

	Three Months Ended June 30, 2024
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges of floating-rate assets:[1]
Receive-fixed interest rate swaps	$(1)	$(33)	$—
Cash flow hedges of floating-rate liabilities:
Pay-fixed interest rate swaps	1	2	—
Fair value hedges:[2]
Debt hedges: Receive-fixed interest rate swaps	—	—	(2)
Asset hedges: Pay-fixed interest rate swaps	—	—	24
Total derivatives designated as hedging instruments	$—	$(31)	$22

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2024
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges of floating-rate assets: [1]
Receive-fixed interest rate swaps	$(6)	$(69)	$—
Cash flow hedges of floating-rate liabilities:
Pay-fixed interest rate swaps	5	4	—
Fair value hedges: [2]
Debt hedges: Receive-fixed interest rate swaps	—	—	(3)
Asset hedges: Pay-fixed interest rate swaps	—	—	46
Total derivatives designated as hedging instruments	$(1)	$(65)	$43

	Three Months Ended June 30, 2023
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges of floating-rate assets:[1]
Receive-fixed interest rate swaps	$(21)	$(41)	$—
Cash flow hedges of floating-rate liabilities:
Pay-fixed interest rate swaps	11	1	—
Fair value hedges: [2]
Debt hedges: Receive-fixed interest rate swaps	—	—	(9)
Asset hedges: Pay-fixed interest rate swaps	—	—	9
Total derivatives designated as hedging instruments	$(10)	$(40)	$—

	Six Months Ended June 30, 2023
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges of floating-rate assets: [1]
Receive-fixed interest rate swaps	$17	$(90)	$—
Cash flow hedges of floating-rate liabilities:
Pay-fixed interest rate swaps	11	1	—
Fair value hedges: [2]
Debt hedges: Receive-fixed interest rate swaps	—	—	(6)
Asset hedges: Pay-fixed interest rate swaps	—	—	16
Total derivatives designated as hedging instruments	$28	$(89)	$10
1 For the 12 months following June 30, 2024, we estimate that $88 million of losses will be reclassified from AOCI into interest income, compared with an estimate of $106 million of losses at June 30, 2023.
2 We had total cumulative unamortized basis adjustments from terminated fair value hedges of debt of $43 million and $50 million at June 30, 2024 and 2023, respectively. We had $3 million of cumulative unamortized basis adjustments from terminated fair value hedges of assets at both June 30, 2024 and 2023. Interest on fair value hedges presented above includes the amortization of the remaining unamortized basis adjustments.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amount of gains (losses) recognized from derivatives not designated as accounting hedges is summarized as follows:

	Other Noninterest Income/(Expense)
(In millions)	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	$6	$12	$10	$11
Other interest rate derivatives	—	1	3	3
Foreign exchange derivatives	7	15	7	15
Purchased credit derivatives	—	—	(1)	(1)
Total derivatives not designated as hedging instruments	$13	$28	$19	$28
The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented:

	Gain/(loss) recorded in income
	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(In millions)	Derivatives	Hedged items	Total income statement impact	Derivatives	Hedged items	Total income statement impact

Debt: Receive-fixed interest rate swaps [1,2]	$—	$—	$—	$2	$(2)	$—
Assets: Pay-fixed interest rate swaps [1,2]	20	(20)	—	66	(67)	(1)

	Gain/(loss) recorded in income
	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(In millions)	Derivatives	Hedged items	Total income statement impact	Derivatives	Hedged items	Total income statement impact

Debt: Receive-fixed interest rate swaps [1,2]	$—	$—	$—	$14	$(14)	$—
Assets: Pay-fixed interest rate swaps [1,2]	118	(118)	—	26	(27)	(1)
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
The following schedule provides information regarding basis adjustments for hedged items:

	Par value of hedged assets		Carrying amount of the hedged assets [1]		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item
(In millions)	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023

Fixed-rate assets [2]	$11,885	$12,389	$11,587	$12,209	$(299)	$(180)
1 Carrying amounts exclude (1) issuance and purchase discounts or premiums, (2) unamortized issuance and acquisition costs, and (3) amounts related to terminated fair value hedges.
2 These amounts include the amortized cost basis of defined portfolios of AFS securities and commercial loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the defined portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2024, the amortized cost basis of the defined portfolios used in these hedging relationships was $10.8 billion; the cumulative basis adjustment associated with these hedging relationships was $61 million; and the notional amounts of the designated hedging instruments were $3.5 billion.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
8. LEASES
We have operating and finance leases for branches, corporate offices, and data centers. At June 30, 2024, we had 408 branches, of which 278 are owned and 130 are leased. We lease our headquarters in Salt Lake City, Utah. The remaining maturities of our lease commitments range from the year 2024 to 2062, and some lease arrangements include options to extend or terminate the leases.
All leases with lease terms greater than twelve months are reported as a lease liability with a corresponding right-of-use (“ROU”) asset. We include ROU assets for operating leases and finance leases in “Other assets” and “Premises, equipment and software, net” on the consolidated balance sheet, respectively. The corresponding liabilities for those leases are included in “Other liabilities” and “Long-term debt.” For more information about our lease policies, see Note 8 of our 2023 Form 10-K.
The following schedule presents ROU assets and lease liabilities with associated weighted average remaining life and discount rate:

(Dollar amounts in millions)	June 30, 2024	December 31, 2023
Operating leases
ROU assets, net of amortization	$166	$172
Lease liabilities	190	198
Finance leases
ROU assets, net of amortization	3	3
Lease liabilities	4	4
Weighted average remaining lease term (years)
Operating leases	8.7	8.7
Finance leases	16.0	16.5
Weighted average discount rate
Operating leases	3.5%	3.4%
Finance leases	3.2%	3.1%
The following schedule presents additional information related to lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Lease expense:
Operating lease expense	$10	$11	$20	$22
Other expenses associated with operating leases [1]	15	16	30	30
Total lease expense	$25	$27	$50	$52

Related cash disbursements from operating leases	$11	$12	$22	$24
1 Other expenses primarily include property taxes and building and property maintenance.
The following schedule presents the total contractual undiscounted lease payments for operating lease liabilities by expected due date for each of the next five years:

(In millions)	Total undiscounted lease payments

2024 [1]	$21
2025	38
2026	34
2027	24
2028	19
Thereafter	91
Total	$227
1 Contractual maturities for the six months remaining in 2024.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We enter into certain lease agreements where we are the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which we occupy portions of the building. Operating lease income was $4 million for both the second quarter of 2024 and 2023, and $7 million and $8 million for the first six months of 2024 and 2023, respectively.
We originated equipment leases, considered to be sales-type leases or direct financing leases, totaling $390 million and $383 million at June 30, 2024 and December 31, 2023, respectively. We recorded income of $5 million and $4 million on these leases for the second quarter of 2024 and 2023, respectively, and $9 million and $8 million for the first six months of 2024 and 2023, respectively.
9. LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
The long-term debt carrying values presented on the consolidated balance sheet represent the par value of the debt, adjusted for any unamortized premium or discount, unamortized debt issuance costs, and basis adjustments for interest rate swaps designated as fair value hedges.
The following schedule presents the components of our long-term debt:
LONG-TERM DEBT

(In millions)	June 30, 2024	December 31, 2023

Subordinated notes [1]	$542	$538
Finance lease obligations	4	4
Total	$546	$542
1 The change in the subordinated notes balance is primarily due to a fair value hedge accounting adjustment. See also Note 7.
Shareholders' Equity
Our common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. At June 30, 2024, there were 147.7 million shares of $0.001 par value common stock outstanding. Common stock and additional paid-in capital was $1.7 billion at both June 30, 2024 and December 31, 2023.
The AOCI balance was a loss of $2.5 billion at June 30, 2024, and primarily reflects the decline in the fair value of fixed-rate investment securities as a result of higher interest rates, and includes $2.0 billion ($1.5 billion after tax) of unrealized losses on the securities previously transferred from AFS to HTM. The following schedule presents the changes in AOCI by major component:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	Net unrealized gains/(losses) on investment securities	Net unrealized gains/(losses) on derivatives and other	Pension and post-retirement	Total
Six Months Ended June 30, 2024
Balance at December 31, 2023	$(2,526)	$(165)	$(1)	$(2,692)
Other comprehensive income (loss) before reclassifications, net of tax	(2)	—	—	(2)
Amounts reclassified from AOCI, net of tax	96	49	—	145
Other comprehensive income	94	49	—	143
Balance at June 30, 2024	$(2,432)	$(116)	$(1)	$(2,549)
Income tax expense included in OCI	$31	$16	$—	$47
Six Months Ended June 30, 2023
Balance at December 31, 2022	$(2,800)	$(311)	$(1)	$(3,112)
Other comprehensive income (loss) before reclassifications, net of tax	(9)	21	—	12
Amounts reclassified from AOCI, net of tax	103	67	—	170
Other comprehensive income	94	88	—	182
Balance at June 30, 2023	$(2,706)	$(223)	$(1)	$(2,930)
Income tax expense included in OCI	$31	$28	$—	$59

	Amounts reclassified from AOCI
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
AOCI components	2024	2023	2024	2023	Affected line item on statement of income

Net unrealized gains (losses) on investment securities	$(67)	$(72)	$(128)	$(137)	Securities gains (losses), net
Less: Income tax expense (benefit)	(17)	(18)	(32)	(34)
Total	$(50)	$(54)	$(96)	$(103)
Net unrealized gains (losses) on derivative instruments	$(31)	$(40)	$(65)	$(89)	Interest and fees on loans; Interest on short- and long-term borrowings
Less: Income tax expense (benefit)	(8)	(10)	(16)	(22)
Total	$(23)	$(30)	$(49)	$(67)
10. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES
Commitments and Guarantees
The following schedule presents the contractual amounts related to off-balance sheet financial instruments used to meet the financing needs of our customers:

(In millions)	June 30, 2024	December 31, 2023

Unfunded lending commitments [1]	$28,295	$28,940
Standby letters of credit:
Financial	564	548
Performance	237	206
Commercial letters of credit	26	22
Mortgage-backed security purchase agreements [2]	—	66
Total unfunded commitments	$29,122	$29,782
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
At June 30, 2024, we were subject to the following material litigation:
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
•In the matter of Streck and Ariza v. Zions Bancorporation, N.A., an arbitration matter pending before the American Arbitration Association, related to an employment dispute brought by two former employees alleging damages arising from claims of alleged gender discrimination, retaliation, and constructive discharge. The case is in the dispositive motion phase.
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
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available at June 30, 2024, we estimated that the aggregate range of reasonably possible losses for those matters to be from zero to approximately $10 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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
Disaggregation of Revenue
The following schedule presents net revenue by operating business segment for the three months ended June 30, 2024 and 2023:

	Zions Bank		CB&T		Amegy
(In millions)	2024	2023	2024	2023	2024	2023

Commercial account fees	$14	$14	$8	$8	$14	$14
Card fees	13	13	4	5	8	8
Retail and business banking fees	5	5	3	3	3	4
Capital markets fees	—	—	—	—	—	—
Wealth management fees	5	6	1	1	5	4
Other customer-related fees	2	2	2	2	2	2
Total noninterest income from contracts with customers (ASC 606)	39	40	18	19	32	32
Other noninterest income (non-ASC 606 customer-related)	6	6	10	14	7	8
Total customer-related noninterest income	45	46	28	33	39	40
Other noncustomer-related noninterest income	2	3	2	2	3	15
Total noninterest income	47	49	30	35	42	55
Other real estate owned gain from sale	1	—	—	—	—	—
Net interest income	171	178	144	152	119	116
Total net revenue	$219	$227	$174	$187	$161	$171

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2024	2023	2024	2023	2024	2023

Commercial account fees	$3	$2	$4	$3	$2	$2
Card fees	4	4	4	4	3	2
Retail and business banking fees	2	2	2	3	1	1
Capital markets fees	—	—	—	—	—	—
Wealth management fees	1	1	2	1	—	1
Other customer-related fees	—	—	—	—	1	1
Total noninterest income from contracts with customers (ASC 606)	10	9	12	11	7	7
Other noninterest income (non-ASC 606 customer-related)	1	1	—	—	—	—
Total customer-related noninterest income	11	10	12	11	7	7
Other noncustomer-related noninterest income	(1)	1	4	—	—	—
Total noninterest income	10	11	16	11	7	7
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	59	64	49	49	36	38
Total net revenue	$69	$75	$65	$60	$43	$45

	TCBW		Other		Consolidated Bank
(In millions)	2024	2023	2024	2023	2024	2023

Commercial account fees	$1	$1	$(1)	$1	$45	$45
Card fees	1	1	—	—	37	37
Retail and business banking fees	—	—	—	(2)	16	16
Capital markets fees	—	—	1	1	1	1
Wealth management fees	—	—	(1)	—	13	14
Other customer-related fees	—	—	7	8	14	15
Total noninterest income from contracts with customers (ASC 606)	2	2	6	8	126	128
Other noninterest income (non-ASC 606 customer-related)	—	—	4	5	28	34
Total customer-related noninterest income	2	2	10	13	154	162
Other noncustomer-related noninterest income	—	—	15	6	25	27
Total noninterest income	2	2	25	19	179	189
Other real estate owned gain from sale	—	—	—	—	1	—
Net interest income	15	15	4	(21)	597	591
Total net revenue	$17	$17	$29	$(2)	$777	$780
The following schedule presents net revenue by operating business segment for the six months ended June 30, 2024 and 2023:

	Zions Bank		CB&T		Amegy
(In millions)	2024	2023	2024	2023	2024	2023

Commercial account fees	$28	$28	$15	$15	$29	$28
Card fees	25	26	10	10	15	16
Retail and business banking fees	9	9	6	6	7	7
Capital markets fees	—	—	—	—	—	—
Wealth management fees	11	12	2	2	9	8
Other customer-related fees	4	4	4	4	3	3
Total noninterest income from contracts with customers (ASC 606)	77	79	37	37	63	62
Other noninterest income (non-ASC 606 customer-related)	10	13	16	19	15	17
Total customer-related noninterest income	87	92	53	56	78	79
Other noncustomer-related noninterest income	3	7	3	3	5	17
Total noninterest income	90	99	56	59	83	96
Other real estate owned gain from sale	1	—	—	—	—	—
Net interest income	336	363	284	311	232	240
Total net revenue	$427	$462	$340	$370	$315	$336

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2024	2023	2024	2023	2024	2023

Commercial account fees	$5	$5	$7	$7	$3	$3
Card fees	8	7	8	8	5	4
Retail and business banking fees	4	4	5	5	2	2
Capital markets fees	—	—	—	—	—	—
Wealth management fees	2	2	3	3	1	1
Other customer-related fees	1	1	—	—	2	2
Total noninterest income from contracts with customers (ASC 606)	20	19	23	23	13	12
Other noninterest income (non-ASC 606 customer-related)	1	1	1	—	—	1
Total customer-related noninterest income	21	20	24	23	13	13
Other noncustomer-related noninterest income	(1)	1	4	—	—	—
Total noninterest income	20	21	28	23	13	13
Other real estate owned gain from sale	—	—	—	—	—	—
Net interest income	119	129	96	99	73	79
Total net revenue	$139	$150	$124	$122	$86	$92

	TCBW		Other		Consolidated Bank
(In millions)	2024	2023	2024	2023	2024	2023

Commercial account fees	$1	$1	$1	$1	$89	$88
Card fees	1	1	—	—	72	72
Retail and business banking fees	—	—	—	(1)	33	32
Capital markets fees	—	—	2	2	2	2
Wealth management fees	—	—	(1)	(1)	27	27
Other customer-related fees	—	1	14	15	28	30
Total noninterest income from contracts with customers (ASC 606)	2	3	16	16	251	251
Other noninterest income (non-ASC 606 customer-related)	1	—	10	11	54	62
Total customer-related noninterest income	3	3	26	27	305	313
Other noncustomer-related noninterest income	—	—	16	8	30	36
Total noninterest income	3	3	42	35	335	349
Other real estate owned gain from sale	—	—	—	—	1	—
Net interest income	29	31	14	18	1,183	1,270
Total net revenue	$32	$34	$56	$53	$1,519	$1,619
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in “Other assets” on the consolidated balance sheet. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is generally not significant.
12. INCOME TAXES
The effective income tax rate was 23.3% for the second quarter of 2024, compared with 22.6% for the second quarter of 2023. The effective tax rates for the first six months of 2024 and 2023 were 23.9% and 25.4%, respectively. The tax rates during both periods were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance (“BOLI”), and were increased by the nondeductibility of Federal Deposit Insurance Corporation (“FDIC”) premiums, certain executive compensation plans, and other fringe benefits. The FDIC insurance premiums are nondeductible, whereas the FDIC special assessments are tax deductible.
At June 30, 2024 and December 31, 2023, we had a net deferred tax asset (“DTA”) totaling $0.9 billion and $1.0 billion, respectively. The net DTA or deferred tax liability (“DTL”) is included in either “Other assets” or “Other liabilities,” respectively, on the consolidated balance sheet.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We evaluate DTAs on a regular basis to determine whether a valuation allowance is required. In conducting this evaluation, we consider all available evidence, both positive and negative, based on the more-likely-than-not criteria that such assets will be realized. This evaluation includes, but is not limited to, the following:
•Future reversals of existing DTLs — These DTLs have a reversal pattern generally consistent with DTAs and are used to realize the DTAs.
•Tax planning strategies — We have considered prudent and feasible tax planning strategies that we would implement to preserve the value of the DTAs, if necessary.
•Future projected taxable income — We expect future taxable income will offset the reversal of remaining net DTAs.
Based on this evaluation, we concluded that a valuation allowance was not required at both June 30, 2024 and December 31, 2023.
13. NET EARNINGS PER COMMON SHARE
Basic and diluted net earnings per common share based on the weighted average outstanding shares are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except shares and per share amounts)	2024	2023	2024	2023
Basic:
Net income	$201	$175	$354	$379
Less common and preferred dividends	72	70	143	138
Undistributed earnings	129	105	211	241
Less undistributed earnings applicable to nonvested shares	1	1	2	2
Undistributed earnings applicable to common shares	128	104	209	239
Distributed earnings applicable to common shares	61	61	121	121
Total earnings applicable to common shares	$189	$165	$330	$360
Weighted average common shares outstanding (in thousands)	147,115	147,692	147,227	147,852
Net earnings per common share	$1.28	$1.11	$2.24	$2.44
Diluted:
Total earnings applicable to common shares	$189	$165	$330	$360
Weighted average common shares outstanding (in thousands)	147,115	147,692	147,227	147,852
Dilutive effect of stock options (in thousands)	5	4	4	13
Weighted average diluted common shares outstanding (in thousands)	147,120	147,696	147,231	147,865
Net earnings per common share	$1.28	$1.11	$2.24	$2.44
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023

Restricted stock and restricted stock units	1,715	1,421	1,629	1,378
Stock options	1,334	1,449	1,356	1,381
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
At June 30, 2024, Zions Bank operated 95 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. CB&T operated 75 branches in California. Amegy operated 75 branches in Texas. NBAZ operated 56 branches in Arizona. NSB operated 43 branches in Nevada. Vectra operated 34 branches in Colorado and one branch in New Mexico. TCBW operated two branches in Washington and one branch in Oregon.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information for the three months ended June 30, 2024 and 2023:

	Zions Bank		CB&T		Amegy
(In millions)	2024	2023	2024	2023	2024	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$171	$178	$144	$152	$119	$116
Provision for credit losses	(7)	7	(5)	15	14	12
Net interest income after provision for credit losses	178	171	149	137	105	104
Noninterest income	47	49	30	35	42	55
Noninterest expense	151	138	103	94	116	100
Income (loss) before income taxes	$74	$82	$76	$78	$31	$59
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$14,893	$14,250	$14,127	$14,152	$13,345	$12,880
Total average deposits	20,906	19,191	14,539	13,333	14,612	11,873

	NBAZ		NSB		Vectra
(In millions)	2024	2023	2024	2023	2024	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$59	$64	$49	$49	$36	$38
Provision for credit losses	(1)	4	7	7	—	2
Net interest income after provision for credit losses	60	60	42	42	36	36
Noninterest income	10	11	16	11	7	7
Noninterest expense	51	45	45	42	36	34
Income (loss) before income taxes	$19	$26	$13	$11	$7	$9
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,595	$5,243	$3,547	$3,427	$4,088	$3,998
Total average deposits	6,929	6,873	7,207	6,630	3,475	3,271

	TCBW		Other		Consolidated Bank
(In millions)	2024	2023	2024	2023	2024	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$15	$15	$4	$(21)	$597	$591
Provision for credit losses	(1)	—	(2)	(1)	5	46
Net interest income after provision for credit losses	16	15	6	(20)	592	545
Noninterest income	2	2	25	19	179	189
Noninterest expense	8	6	(1)	49	509	508
Income (loss) before income taxes	$10	$11	$32	$(50)	$262	$226
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,755	$1,689	$941	$1,040	$58,291	$56,679
Total average deposits	1,108	1,099	5,452	7,379	74,228	69,649

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information for the six months ended June 30, 2024 and 2023:

	Zions Bank		CB&T		Amegy
(In millions)	2024	2023	2024	2023	2024	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$336	$363	$284	$311	$232	$240
Provision for credit losses	(18)	31	17	15	18	23
Net interest income after provision for credit losses	354	332	267	296	214	217
Noninterest income	90	99	56	59	83	96
Noninterest expense	291	273	204	186	229	198
Income (loss) before income taxes	$153	$158	$119	$169	$68	$115
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$14,808	$14,115	$14,146	$14,084	$13,230	$12,862
Total average deposits	20,820	20,067	14,473	13,985	14,742	12,576

	NBAZ		NSB		Vectra
(In millions)	2024	2023	2024	2023	2024	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$119	$129	$96	$99	$73	$79
Provision for credit losses	5	4	2	11	(6)	6
Net interest income after provision for credit losses	114	125	94	88	79	73
Noninterest income	20	21	28	23	13	13
Noninterest expense	99	92	89	82	70	67
Income (loss) before income taxes	$35	$54	$33	$29	$22	$19
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$3,527	$5,197	$3,527	$3,377	$4,063	$3,990
Total average deposits	7,203	7,025	7,203	6,800	3,463	3,488

	TCBW		Other		Consolidated Bank
(In millions)	2024	2023	2024	2023	2024	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$29	$31	$14	$18	$1,183	$1,270
Provision for credit losses	3	2	(3)	(1)	18	91
Net interest income after provision for credit losses	26	29	17	19	1,165	1,179
Noninterest income	3	3	42	35	335	349
Noninterest expense	17	13	36	109	1,035	1,020
Income (loss) before income taxes	$12	$19	$23	$(55)	$465	$508
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,741	$1,700	$962	$1,092	$58,100	$56,417
Total average deposits	1,115	1,240	5,083	4,720	73,793	69,901
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2024. There were no changes in our internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 5. OTHER INFORMATION
None of our directors or officers have adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement during the three months ended June 30, 2024. Our directors and officers participate in certain of our benefits plans such as our Omnibus Incentive Plan and Payshelter 401(k) and Employee Stock Ownership Plan, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options granted thereunder, which elections may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements as defined in Item 408(c) of Regulation S-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
a.Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

10.1	Amendment to the Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Appendix I of Zions Bancorporation's Proxy Statement on Schedule 14A, filed with the Securities and Exchange Commission on March 14, 2024 and approved by shareholders at the Bank's annual meeting of shareholders on April 26, 2024.	*

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in Inline XBRL (i) the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2024 and June 30, 2023, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and June 30, 2023, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2024 and June 30, 2023, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and June 30, 2023, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: August 7, 2024