Form 10-Q
period 2024-09-30
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2024-11-07
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
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
Number of common shares outstanding at October 31, 2024: 147,711,218 shares

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	HECL	Home Equity Credit Line
AFS	Available-for-Sale	HTM	Held-to-Maturity
ALLL	Allowance for Loan and Lease Losses	IPO	Initial Public Offering
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	LIHTC	Low-income Housing Tax Credit
AOCI	Accumulated Other Comprehensive Income or Loss	LTV	Loan-to-Value
ASU	Accounting Standards Update	NASDAQ	National Association of Securities Dealers Automated Quotations
BOLI	Bank-Owned Life Insurance	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
bps	Basis Points	NIM	Net Interest Margin
BTFP	Bank Term Funding Program	NM	Not Meaningful
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
CLTV	Combined Loan-to-Value Ratio	OCC	Office of the Comptroller of the Currency
CODM	Chief Operating Decision Maker	OCI	Other Comprehensive Income or Loss
CRE	Commercial Real Estate	OREO	Other Real Estate Owned
DTA	Deferred Tax Asset	PAM	Proportional Amortization Method
DTL	Deferred Tax Liability	PEI	Private Equity Investment
EaR	Earnings at Risk	PPNR	Pre-provision Net Revenue
EPS	Earnings per Share	ROU	Right-of-Use
EVE	Economic Value of Equity	RULC	Reserve for Unfunded Lending Commitments
FASB	Financial Accounting Standards Board	S&P	Standard & Poor's
FDIC	Federal Deposit Insurance Corporation	SBA	U.S. Small Business Administration
FHLB	Federal Home Loan Bank	SBIC	Small Business Investment Company
FICO	Fair Isaac Corporation	SEC	Securities and Exchange Commission
FRB	Federal Reserve Board	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
FTP	Funds Transfer Pricing	U.S.	United States
GAAP	Generally Accepted Accounting Principles	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
GCF	General Collateral Funding	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
PART I.    FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
This quarterly report includes “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and assumptions regarding future events or determinations, all of which are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements, industry trends, and results or regulatory outcomes to differ materially from those expressed or implied. Forward-looking statements include, among others:
•Statements with respect to the beliefs, plans, objectives, goals, targets, commitments, designs, guidelines, expectations, anticipations, and future financial condition, results of operations, and performance of Zions Bancorporation, National Association and its subsidiaries (collectively “Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”); and
•Statements preceded or followed by, or that include the words “may,” “might,” “can,” “continue,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “forecasts,” “expect,” “intend,” “target,” “commit,” “design,” “plan,” “projects,” “will,” and the negative thereof and similar words and expressions.
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
•Changes in general industry, political, and economic conditions, including elevated inflation, economic slowdown or recession, or other economic challenges; changes in interest and reference rates, which could adversely affect our revenue and expenses, the value of assets and liabilities, and the availability and cost of capital and liquidity; deterioration in economic conditions that may result in increased loan and lease losses;
•The effects of newly enacted and proposed regulations affecting us and the banking industry, as well as changes and uncertainties in applicable laws, and fiscal, monetary, regulatory, trade, and tax policies, and actions taken by governments, agencies, central banks, and similar organizations, including those that result in decreases in revenue; increases in bank fees, insurance assessments, and capital standards; and other regulatory requirements;
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
•Our ability to provide adequate oversight of our suppliers to help us prevent or mitigate effects upon us and our customers of inadequate performance, systems failures, or cyber and other incidents by, or affecting, third parties upon whom we rely for the delivery of various products and services;
•Natural disasters, pandemics, catastrophic events, and other emergencies and incidents, and their impact on our and our customers’ operations, business, and communities, including the increasing difficulty in, and the expense of, obtaining property, auto, business, and other insurance products;

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
RESULTS OF OPERATIONS
Comparisons noted below are calculated for the current quarter compared with the same prior year period unless otherwise specified. Reasons for changes in the current year-to-date period compared with the same prior year period are generally consistent with the quarter-to-date comparisons unless otherwise specified. Growth rates of 100% or more are considered not meaningful (“NM”) as they generally reflect a low starting point.
Third Quarter 2024 Financial Performance

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions) [1]	Efficiency Ratio [1]
1 For information on non-GAAP financial measures, see page 38.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Executive Summary
Our financial results in the third quarter of 2024 reflected continued improvement in our net interest margin (“NIM”), low net charge-offs, growth in customer deposits and loans, a record quarter for capital markets fee income, and deterioration in certain credit quality metrics. Diluted earnings per share (“EPS”) was $1.37, compared with $1.13 in the third quarter of 2023, as higher net interest income and a lower provision for credit losses were partially offset by lower noninterest income.
•Net interest income increased $35 million, or 6%, relative to the prior year period, as higher earning asset yields were partially offset by higher funding costs. Net interest income was also impacted by growth in average interest-earning assets. The net interest margin was 3.03%, compared with 2.93%.
◦Average interest-earning assets increased $2.2 billion, or 3%, as growth in average money market investments and average loans and leases, was partially offset by a decline in average securities.
◦Average interest-bearing liabilities increased $4.3 billion, or 8%, driven by increases in average interest-bearing deposits and average borrowed funds.
◦Total loans and leases increased $2.0 billion, or 3%, primarily due to growth in the consumer 1-4 family residential mortgage and commercial and industrial loan portfolios.
◦Total deposits increased $319 million, as an increase in interest-bearing deposits was partially offset by a decrease in noninterest-bearing demand deposits. Customer deposits (excluding brokered deposits) increased $1.7 billion, or 2%, to $70.5 billion, compared with $68.8 billion.
•The provision for credit losses was $13 million, compared with $41 million in the prior year period.
•Customer-related noninterest income increased $4 million, or 3%, driven largely by increases in capital markets fees and commercial account fees, partially offset by a decline in loan-related fees and income. Decreases in noncustomer-related noninterest income were primarily due to credit valuation adjustments on client-related interest rate swaps, and a decline in dividends on Federal Home Loan Bank (“FHLB”) stock.
•Noninterest expense increased $6 million, or 1%. Salaries and employee benefits expense increased primarily due to a decline in capitalized salaries related to reduced software development activities, and technology, telecom, and information processing expense increased primarily due to higher application software, license, and maintenance expenses. These increases were partially offset by decreases in other expenses, including professional and legal services and occupancy and equipment expenses.
•Net loan and lease charge-offs totaled $3 million, or 0.02%, of average loans and leases, compared with $14 million, or 0.10%, in the prior year quarter. The ratio of allowance for credit losses (“ACL”) to total loans and leases was 1.25%, compared with 1.30%.
•Nonperforming assets totaled $368 million, or 0.62%, of total loans and leases and other real estate owned, compared with $219 million, or 0.38%. The increase was primarily due to a small number of loans in the commercial and industrial and term commercial real estate (“CRE”) portfolios.
•Classified loans totaled $2.1 billion, or 3.55%, of total loans and leases, compared with $769 million, or 1.35%. The increase was primarily in the multifamily CRE loan portfolio, largely due to a change in approach to risk grading that places more emphasis on current cash flow, which is the primary source of repayment, and less emphasis on the adequacy of collateral values and the strength of guarantors and sponsors. The increase in classified loans was also attributable to weaker performance, particularly for 2021 and 2022 construction loan vintages, as borrowers missed projections due to lower-than-anticipated leasing, rent concessions, elevated costs, and higher interest rates.
•Total borrowed funds, consisting primarily of secured borrowings, decreased $1.4 billion, or 29%, from the prior year quarter, primarily due to a decrease in security repurchase agreements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Net Interest Income and Net Interest Margin
NET INTEREST INCOME AND NET INTEREST MARGIN

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2024	2023			2024	2023

Interest and fees on loans [1]	$899	$831	$68	8%	$2,641	$2,348	$293	12%
Interest on money market investments	67	35	32	91	170	140	30	21
Interest on securities	138	144	(6)	(4)	420	419	1	—
Total interest income	1,104	1,010	94	9	3,231	2,907	324	11
Interest on deposits	403	366	37	10	1,169	668	501	75
Interest on short- and long-term borrowings	81	59	22	37	259	384	(125)	(33)
Total interest expense	484	425	59	14	1,428	1,052	376	36
Net interest income	$620	$585	$35	6	$1,803	$1,855	$(52)	(3)

Average interest-earning assets	$82,894	$80,678	$2,216	3%	$82,204	$82,325	$(121)	—%
Average interest-bearing liabilities	$56,628	$52,312	$4,316	8	$55,854	$51,271	$4,583	9
			bps				bps
Yield on interest-earning assets [2]	5.35%	5.02%	33		5.30%	4.77%	53
Rate paid on total deposits and interest-bearing liabilities [2]	2.36%	2.10%	26		2.34%	1.75%	59
Cost of total deposits [2]	2.14%	1.92%	22		2.10%	1.24%	86
Net interest margin [2]	3.03%	2.93%	10		2.98%	3.06%	(8)
1 Includes interest income recoveries of $1 million for both the three months ended, and $5 million for both the nine months ended September 30, 2024, and 2023, respectively.
2 Taxable-equivalent rates used where applicable.
Net interest income accounted for approximately 78% and 76% of our net revenue (net interest income plus noninterest income) during the third quarter of 2024 and 2023, respectively, and increased $35 million, or 6%, relative to the prior year quarter, as the repricing of interest-earning assets outpaced the increase in funding costs. Net interest income was also impacted by growth in average interest-earning assets. The NIM was 3.03%, compared with 2.93%.
The yield on average interest-earning assets was 5.35% in the third quarter of 2024, an increase of 33 basis points (“bps”), reflecting higher interest rates and a favorable mix change to higher yielding assets, as average securities decreased, and average loans and average money market investments increased. The yield on average loans and leases increased 31 bps to 6.15%, and the yield on average securities increased 13 bps to 2.86% in the third quarter of 2024.
The rate paid on total deposits and interest-bearing liabilities was 2.36%, compared with 2.10% in the prior year quarter, and the cost of total deposits was 2.14%, compared with 1.92%, reflecting the higher interest rate environment and reduced noninterest-bearing deposits.
Average interest-earning assets increased $2.2 billion, or 3% from the prior year quarter, as growth of $2.3 billion in average money market investments and $1.7 billion in average loans and leases, was partially offset by a decline of $1.8 billion in average securities. The decrease in average securities was primarily due to principal reductions.
Average interest-bearing liabilities increased $4.3 billion, or 8%, from the prior year quarter, driven by increases of $2.5 billion in average interest-bearing deposits, primarily due to customer deposit growth, and $1.8 billion in average borrowed funds, primarily due to increased short-term borrowings.
For the nine months ended September 30, 2024, net interest income decreased $52 million, or 3%, relative to the same prior year period, as higher funding costs more than offset higher earning asset yields.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following charts further illustrate the changes in average interest-earning assets and average interest-bearing liabilities:
Average loans and leases increased $1.7 billion, or 3%, to $58.7 billion, primarily due to growth in average consumer and commercial real estate loans. Average securities decreased $1.8 billion, or 9%, to $19.4 billion, primarily due to principal reductions.
Average deposits decreased $0.7 billion, or 1%, to $75.0 billion at an average cost of 2.14%, from $75.7 billion at an average cost of 1.92% in the third quarter of 2023. Average noninterest-bearing deposits decreased $3.2 billion, or 11%, relative to the prior year quarter, and were relatively flat compared with the ending balance at June 30, 2024, reflecting stabilization during the current quarter. Average noninterest-bearing deposits decreased to 33% of total deposits, compared with 37% during the same prior year period.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average borrowed funds, consisting primarily of secured borrowings, increased $1.8 billion, or 39%, to $6.3 billion, primarily due to increased short-term borrowings, including advances under the Bank Term Funding Program (“BTFP”).
For more information on our investment securities portfolio and borrowed funds and how we manage liquidity risk, refer to the “Investment Securities Portfolio” section on page 17 and the “Liquidity Risk Management” section on page 34. For further discussion of the effects of market rates on net interest income and how we manage interest rate risk, refer to the “Interest Rate and Market Risk Management” section on page 31.
The following schedule summarizes the average balances, the amount of interest earned or paid, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(Dollar amounts in millions)	Average balance	Interest	Yield/ Rate [1]	Average balance	Interest	Yield/ Rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$2,457	$34	5.53%	$1,539	$21	5.52%
Federal funds sold and securities purchased under agreements to resell	2,258	33	5.82	874	14	6.13
Total money market investments	4,715	67	5.67	2,413	35	5.74
Trading securities	32	1	4.18	20	—	4.65
Investment securities:
Available-for-sale	9,442	84	3.53	10,606	87	3.24
Held-to-maturity	9,936	55	2.22	10,625	59	2.21
Total investment securities	19,378	139	2.86	21,231	146	2.73
Loans held for sale	104	2	NM	46	1	NM
Loans and leases: [2]
Commercial	30,671	473	6.14	30,535	438	5.69
Commercial real estate	13,523	245	7.23	13,016	234	7.14
Consumer	14,471	189	5.18	13,417	167	4.92
Total loans and leases	58,665	907	6.15	56,968	839	5.84
Total interest-earning assets	82,894	1,116	5.35	80,678	1,021	5.02
Cash and due from banks	703			712
Allowance for credit losses on loans and debt securities	(699)			(651)
Goodwill and intangibles	1,054			1,061
Other assets	5,218			5,523
Total assets	$89,170			$87,323
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$39,031	$266	2.72%	$35,346	$215	2.42%
Time	11,275	137	4.81	12,424	151	4.81
Total interest-bearing deposits	50,306	403	3.19	47,770	366	3.04
Borrowed funds:
Federal funds and security repurchase agreements	1,072	14	5.33	1,770	24	5.31
Other short-term borrowings	4,704	58	4.89	2,233	27	4.95
Long-term debt	546	9	5.91	539	8	5.37
Total borrowed funds	6,322	81	5.06	4,542	59	5.14
Total interest-bearing liabilities	56,628	484	3.40	52,312	425	3.22
Noninterest-bearing demand deposits	24,723			27,873
Other liabilities	1,641			1,760
Total liabilities	82,992			81,945
Shareholders’ equity:
Preferred equity	440			440
Common equity	5,738			4,938
Total shareholders’ equity	6,178			5,378
Total liabilities and shareholders’ equity	$89,170			$87,323
Spread on average interest-bearing funds			1.95%			1.80%
Net impact of noninterest-bearing sources of funds			1.08%			1.13%
Net interest margin		$632	3.03%		$596	2.93%
Memo: cost of total deposits			2.14%			1.92%
Memo: total deposits and interest-bearing liabilities	$81,351	484	2.36%	$80,185	425	2.10%
1 Taxable-equivalent rates used where applicable.
2 Net of unamortized purchase premiums, discounts, and deferred loan fees and costs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(Dollar amounts in millions)	Average balance	Interest	Yield/ Rate [1]	Average balance	Interest	Yield/ Rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$1,940	$81	5.59%	$2,356	$90	5.10%
Federal funds sold and securities purchased under agreements to resell	2,037	89	5.86	1,242	50	5.41
Total money market investments	3,977	170	5.72	3,598	140	5.21
Trading securities	35	1	4.42	58	1	2.43
Investment securities:
Available-for-sale	9,725	256	3.52	11,199	243	2.89
Held-to-maturity	10,110	169	2.24	10,826	181	2.24
Total investment securities	19,835	425	2.87	22,025	424	2.57
Loans held for sale	68	3	NM	41	2	NM
Loans and leases
Commercial	30,553	1,383	6.05	30,620	1,236	5.40
Commercial real estate	13,538	734	7.24	12,942	668	6.90
Consumer	14,198	548	5.15	13,041	467	4.78
Total loans and leases	58,289	2,665	6.11	56,603	2,371	5.60
Total interest-earning assets	82,204	3,264	5.30	82,325	2,938	4.77
Cash and due from banks	701			636
Allowance for credit losses on loans and debt securities	(693)			(615)
Goodwill and intangibles	1,056			1,063
Other assets	5,305			5,556
Total assets	$88,573			$88,965
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$38,471	$785	2.73%	$32,852	$390	1.59%
Time	10,601	384	4.83	8,319	278	4.46
Total interest-bearing deposits	49,072	1,169	3.18	41,171	668	2.17
Borrowed funds:
Federal funds and security repurchase agreements	1,328	53	5.37	3,921	145	4.92
Other short-term borrowings	4,910	181	4.94	5,570	211	5.07
Long-term debt	544	25	5.96	609	28	6.10
Total borrowed funds	6,782	259	5.11	10,100	384	5.08
Total interest-bearing liabilities	55,854	1,428	3.41	51,271	1,052	2.74
Noninterest-bearing demand deposits	25,136			30,665
Other liabilities	1,650			1,798
Total liabilities	82,640			83,734
Shareholders’ equity:
Preferred equity	440			440
Common equity	5,493			4,791
Total shareholders’ equity	5,933			5,231
Total liabilities and shareholders’ equity	$88,573			$88,965
Spread on average interest-bearing funds			1.89%			2.03%
Net impact of noninterest-bearing sources of funds			1.09%			1.03%
Net interest margin		$1,836	2.98%		$1,886	3.06%
Memo: cost of total deposits			2.10%			1.24%
Memo: total deposits and interest-bearing liabilities	$80,990	1,428	2.34%	$81,936	1,052	1.75%
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
The ACL was $736 million at September 30, 2024, and was relatively flat compared with $738 million at September 30, 2023. The slight decrease in the ACL primarily reflects improvements in economic forecasts and declines in unfunded lending commitments related to construction lending, partially offset by increases associated with declines in credit quality, incremental reserves associated with portfolio-specific risks including CRE, average loan growth of $1.7 billion, and changes in our loan portfolio composition. The ratio of ACL to total loans and leases was 1.25% at September 30, 2024, compared with 1.30% at September 30, 2023.
The provision for credit losses, which is the combination of both the provision for loan and lease losses and the provision for unfunded lending commitments, was $13 million, compared with $41 million in the third quarter of 2023. The provision for securities losses was less than $1 million during both the third quarter of 2024 and 2023.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Changes in Allowance for Credit Losses (in millions)
$738
$(199)
$163
$34
$736
September 30, 2023
Economic Forecasts
Credit Quality and Portfolio-Specific Risks
Portfolio Composition
September 30, 2024

The bar chart above illustrates the broad categories of change in the ACL from the prior year period. To estimate current expected losses, we use econometric loss models that include multiple economic scenarios that reflect optimistic, baseline, and stressed economic conditions. The results derived using these economic scenarios are weighted to produce the credit loss estimate. Management may adjust the weights to reflect their assessment of current conditions and reasonable and supportable forecasts. The second bar represents changes in these economic forecasts and current economic conditions, including management's judgment of the weighting of the economic forecasts during the current quarter. These changes contributed to a $199 million decrease in the ACL from the prior year quarter.
The third bar represents changes in credit quality factors and includes risk grade migration, portfolio-specific risks, and specific reserves against loans, which, when combined, contributed to a $163 million increase in the ACL, driven largely by declines in credit quality and an increased focus on certain portfolio-specific risks, including commercial real estate.
The fourth bar represents changes in our loan portfolio composition, including changes in loan balances and mix, the aging of the portfolio, and other qualitative risk factors; all of which contributed to a $34 million increase in the ACL.
See “Credit Risk Management” on page 21 and Note 6 in our 2023 Form 10-K for more information on how we determine the appropriate level of the ALLL and the RULC.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Noninterest Income
Noninterest income represents revenue earned from products and services that generally have no associated interest rate or yield and is classified as either customer-related or noncustomer-related. Customer-related noninterest income excludes items such as securities gains and losses, dividends, insurance-related income, and mark-to-market adjustments on certain derivatives.
Noninterest income accounted for approximately 22% and 24% of our net revenue (net interest income plus noninterest income) during the third quarter of 2024 and 2023, respectively, and decreased $8 million, or 4%, relative to the prior year quarter. The following schedule presents a comparison of the major components of noninterest income:
NONINTEREST INCOME

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2024	2023			2024	2023

Commercial account fees	$46	$43	$3	7%	$135	$131	$4	3%
Card fees	24	26	(2)	(8)	72	75	(3)	(4)
Retail and business banking fees	18	17	1	6	50	49	1	2
Loan-related fees and income	17	23	(6)	(26)	50	63	(13)	(21)
Capital markets fees	28	18	10	56	73	62	11	18
Wealth management fees	14	15	(1)	(7)	44	44	—	—
Other customer-related fees	14	15	(1)	(7)	42	46	(4)	(9)
Customer-related noninterest income	161	157	4	3	466	470	(4)	(1)

Fair value and nonhedge derivative income	(3)	7	(10)	NM	(3)	5	(8)	NM
Dividends and other income (loss)	5	12	(7)	(58)	33	49	(16)	(33)
Securities gains (losses), net	9	4	5	NM	11	5	6	NM
Noncustomer-related noninterest income	11	23	(12)	(52)	41	59	(18)	(31)
Total noninterest income	$172	$180	$(8)	(4)	$507	$529	$(22)	(4)
Customer-related Noninterest Income
Customer-related noninterest income increased $4 million, or 3%, compared with the prior year period. Capital markets fees increased $10 million, largely due to increased swap fees, loan syndication fees, and expanded real estate capital markets activity, and commercial account fees increased $3 million. These increases were partially offset by a $6 million decrease in loan-related fees and income, primarily due to higher gains on loan sales in the prior year period and a decline in loan servicing income resulting from the sale of associated mortgage servicing rights in the third quarter of 2023.
Noncustomer-related Noninterest Income
Noncustomer-related noninterest income decreased $12 million from the prior year quarter. Fair value and nonhedge derivative income decreased $10 million, primarily due to credit valuation adjustments on client-related interest rate swaps, and dividends and other income decreased $7 million, primarily due to a decline in dividends on FHLB stock. These decreases were partially offset by an increase of $5 million in net securities gains, largely due to valuation adjustments in our Small Business Investment Company (“SBIC”) investment portfolio.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Noninterest Expense
The following schedule presents a comparison of the major components of noninterest expense:
NONINTEREST EXPENSE

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2024	2023			2024	2023

Salaries and employee benefits	$317	$311	$6	2%	$966	$974	$(8)	(1)%
Technology, telecom, and information processing	66	62	4	6	194	175	19	11
Occupancy and equipment, net	40	42	(2)	(5)	119	122	(3)	(2)
Professional and legal services	14	16	(2)	(13)	47	45	2	4
Marketing and business development	12	10	2	20	35	35	—	—
Deposit insurance and regulatory expense	19	20	(1)	(5)	74	60	14	23
Credit-related expense	6	6	—	—	19	19	—	—
Other real estate expense, net	—	—	—	NM	(1)	—	(1)	NM
Other	28	29	(1)	(3)	84	86	(2)	(2)
Total noninterest expense	$502	$496	$6	1	$1,537	$1,516	$21	1
Adjusted noninterest expense (non-GAAP)	$499	$493	$6	1%	$1,516	$1,496	$20	1%
Total noninterest expense increased $6 million, or 1%, relative to the prior year quarter. Salaries and employee benefits expense increased $6 million, or 2%, primarily due to a decline in capitalized salaries related to reduced software development activities, as well as higher benefits accruals, and an additional business day during the current quarter. Technology, telecom, and information processing expense increased $4 million, or 6%, primarily due to increases in application software, license, and maintenance expenses. These increases were partially offset by decreases in other expenses including professional and legal services associated with reduced technology-related consulting services and occupancy and equipment expenses.
Adjusted noninterest expense increased $6 million, or 1%. The efficiency ratio was 62.5%, compared with 64.4%, due to an increase in adjusted taxable-equivalent revenue. For information on non-GAAP financial measures, see page 38.
For the nine months ended September 30, 2024, noninterest expense increased $21 million, or 1%, relative to the same prior year period. Technology, telecom, and information processing expense increased $19 million, or 11%, primarily due to increases in software amortization expenses associated with the replacement of substantially all of our in-scope core loan and deposit banking systems. Deposit insurance and regulatory expense increased $14 million, or 23%, driven largely by a $13 million accrual associated with an updated special assessment estimate by the Federal Deposit Insurance Corporation (“FDIC”) during the first quarter of 2024. These increases were partially offset by a decrease of $8 million, or 1%, in salaries and employee benefits expense, primarily due to higher severance expense and incentive compensation accruals in the prior year period.
Technology Spend
Consistent with our strategic objectives, we invest in technologies that will make us more efficient and enable us to remain competitive. We generally consider these investments as technology spend, which represents expenditures associated with technology-related investments, operations, systems, and infrastructure, and includes current period expenses presented on the consolidated statement of income, as well as capitalized investments, net of related amortization and depreciation, presented on the consolidated balance sheet. Technology spend is reported as a combination of the following:
•Technology, telecom, and information processing expense — includes expenses related to application software, licensing, and maintenance; related amortization; telecommunications; and data processing;

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•Other technology-related expense — includes related noncapitalized salaries and employee benefits, occupancy and equipment, and professional and legal services; and
•Technology investments — includes capitalized technology infrastructure equipment, hardware, and purchased or internally developed software, less related amortization or depreciation.
The following schedule presents the composition of our technology spend:
TECHNOLOGY SPEND

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2024	2023			2024	2023

Technology, telecom, and information processing expense	$66	$62	$4	6%	$194	$175	$19	11%
Other technology-related expense	62	59	3	5	188	169	19	11
Technology investments	7	22	(15)	(68)	26	71	(45)	(63)
Less: related amortization and depreciation	(19)	(21)	2	(10)	(59)	(51)	(8)	16
Total technology spend	$116	$122	$(6)	(5)	$349	$364	$(15)	(4)
Total technology spend decreased $6 million, or 5%, relative to the prior year quarter, as the aforementioned increase in technology, telecom, and information processing expense and an increase in other technology-related expense was more than offset by a decrease in certain technology investments, as the final phase of our multi-year project to replace substantially all of our in-scope core loan and deposit banking systems was completed in July 2024.
Income Taxes
The following schedule summarizes the income tax expense and effective tax rates for the periods presented:
INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in millions)	2024	2023	2024	2023

Income before income taxes	$277	$228	$742	$736
Income tax expense	63	53	174	182
Effective tax rate	22.7%	23.2%	23.5%	24.7%
The effective tax rate was 22.7% and 23.2% for the three months ended September 30, 2024 and 2023, respectively. See Note 12 of the Notes to Consolidated Financial Statements for more information about the factors that impacted the income tax rates, as well as information about deferred income tax assets and liabilities.
Preferred Stock Dividends
Preferred stock dividends totaled $10 million and $7 million for the third quarter of 2024 and 2023, respectively. The increase was primarily due to changes in the timing and rates of dividend payments for certain series of preferred stock.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Investment Securities Portfolio
We invest in securities to actively manage liquidity and interest rate risk and to generate interest income. We primarily own securities that can readily provide us cash and liquidity through secured borrowing agreements without the need to sell the securities. Our fixed-rate securities portfolio helps balance the inherent interest rate mismatch between loans and deposits and protects the economic value of shareholders’ equity. At both September 30, 2024 and December 31, 2023, the estimated duration of our investment securities portfolio, which measures price sensitivity to interest rate changes, was 3.6 percent.
For information about our borrowing capacity associated with our investment securities portfolio and how we manage our liquidity risk, refer to the “Liquidity Risk Management” section on page 34. See also Note 3 and Note 5 of the Notes to Consolidated Financial Statements for more information on fair value measurements and the accounting for our investment securities portfolio.
The following schedule presents the major components of our investment securities portfolio:
INVESTMENT SECURITIES PORTFOLIO

	September 30, 2024			December 31, 2023
(In millions)	Par Value	Amortized cost	Fair value	Par Value	Amortized cost	Fair value
Available-for-sale
U.S. Treasury securities	$580	$580	$490	$585	$585	$492
U.S. Government agencies and corporations:
Agency securities	483	478	458	669	663	630
Agency guaranteed mortgage-backed securities	7,854	7,914	6,869	8,460	8,530	7,291
Small Business Administration loan-backed securities	453	483	465	535	571	546
Municipal securities	1,155	1,251	1,189	1,269	1,385	1,318
Other debt securities	25	25	24	25	25	23
Total available-for-sale	10,550	10,731	9,495	11,543	11,759	10,300
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	149	149	144	93	93	87
Agency guaranteed mortgage-backed securities	11,226	9,384	9,570	11,966	9,935	10,041
Municipal securities	324	324	310	354	354	338
Total held-to-maturity	11,699	9,857	10,024	12,413	10,382	10,466
Total investment securities	$22,249	$20,588	$19,519	$23,956	$22,141	$20,766
The amortized cost of total investment securities decreased $1.6 billion, or 7%, from December 31, 2023, largely due to principal reductions. Approximately 7% of the total investment securities were floating-rate instruments at both September 30, 2024 and December 31, 2023. Additionally, at September 30, 2024, we had $3.6 billion of pay-fixed swaps designated as fair value hedges against fixed-rate available-for-sale (“AFS”) securities that effectively convert the fixed interest income to a floating rate on the hedged portion of the securities.
At September 30, 2024, our AFS investment securities portfolio included $181 million of net premium that was distributed across the various security categories. Total taxable-equivalent premium amortization for our total investment securities portfolio was $17 million for the third quarter of 2024, compared with $20 million for the same prior year period.
Refer to the “Interest Rate Risk Management” section on page 31, the “Capital Management” section on page 35, and Note 5 of the Notes to Consolidated Financial Statements for more discussion regarding our investment securities portfolio, swaps, and related unrealized gains and losses.

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
The following schedule summarizes our total investments and extensions of credit to municipalities:
MUNICIPAL INVESTMENTS AND EXTENSIONS OF CREDIT

(In millions)	September 30, 2024	December 31, 2023

Loans and leases	$4,270	$4,302
Unfunded lending commitments	438	231
Trading securities	68	48
Available-for-sale securities	1,189	1,318
Held-to-maturity securities	324	354
Total	$6,289	$6,253
Our municipal loans and securities are primarily associated with municipalities located within our geographic footprint. The municipal loan and lease portfolio is primarily secured by general obligations of municipal entities, real estate, revenue pledges, or equipment. At September 30, 2024, we had a small number of municipal loans on nonaccrual totaling $11 million; we had no municipal loans on nonaccrual at December 31, 2023. These loans were to private commercial entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Municipal securities are internally graded, similar to loans, using risk-grading systems which vary based on the size and type of credit risk exposure. The internal risk grades assigned to our municipal securities follow our definitions of Pass, Special Mention, and Substandard, which are consistent with published definitions of regulatory risk classifications. At September 30, 2024, all municipal securities were graded as Pass. See Notes 5 and 6 of the Notes to Consolidated Financial Statements for additional information about the credit quality of these municipal loans and securities.
Loan and Lease Portfolio
We provide a wide range of lending products to commercial customers, generally small- and medium-sized businesses, as well as other products secured by commercial real estate. We also provide various retail banking products and services to consumers and small businesses. The following schedule presents the composition of our loan and lease portfolio:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
LOAN AND LEASE PORTFOLIO

	September 30, 2024		December 31, 2023
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$16,757	28.5%	$16,684	28.9%
Leasing	377	0.6	383	0.7
Owner-occupied	9,381	15.9	9,219	16.0
Municipal	4,270	7.3	4,302	7.4
Total commercial	30,785	52.3	30,588	53.0
Commercial real estate:
Construction and land development	2,833	4.8	2,669	4.6
Term	10,650	18.1	10,702	18.5
Total commercial real estate	13,483	22.9	13,371	23.1
Consumer:
Home equity credit line	3,543	6.0	3,356	5.8
1-4 family residential	9,489	16.1	8,415	14.6
Construction and other consumer real estate	997	1.7	1,442	2.5
Bankcard and other revolving plans	461	0.8	474	0.8
Other	126	0.2	133	0.2
Total consumer	14,616	24.8	13,820	23.9
Total loans and leases	$58,884	100.0%	$57,779	100.0%
During the first nine months of 2024, the loan and lease portfolio increased $1.1 billion, or 2%, to $58.9 billion at September 30, 2024. Loan growth was primarily in the consumer 1-4 family residential mortgage portfolio. At September 30, 2024 and December 31, 2023, the ratio of loans and leases to total assets was 68% and 66%, respectively. The largest loan category was commercial and industrial loans, which constituted 29% of our total loan portfolio for both time periods.
Other Noninterest-Bearing Investments
Other noninterest-bearing investments are equity investments that are held primarily for capital appreciation, dividends, or for certain regulatory requirements. The following schedule summarizes our related investments:
OTHER NONINTEREST-BEARING INVESTMENTS

(Dollar amounts in millions)	September 30, 2024	December 31, 2023	Amount change	Percent change

Bank-owned life insurance	$560	$553	$7	1%
Federal Home Loan Bank stock	56	79	(23)	(29)
Federal Reserve stock	65	65	—	—
Farmer Mac stock	27	24	3	13
SBIC investments	202	190	12	6
Other	36	39	(3)	(8)
Total other noninterest-bearing investments	$946	$950	$(4)	—
Other noninterest-bearing investments decreased $4 million during the first nine months of 2024, primarily due to a decrease in FHLB stock, partially offset by higher valuation adjustments in our SBIC investment portfolio. We are required to invest approximately 4% of our FHLB borrowings in FHLB stock to maintain our borrowing capacity. The decrease in period-end FHLB activity stock was due to a decline in short-term FHLB borrowings.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Premises, Equipment, and Software
We continue to invest in technology to modernize our financial systems. In July 2024, we successfully completed the final phase of our multi-year project to replace our core loan and deposit banking systems. We have now transitioned substantially all of our commercial, commercial real estate, and consumer loans, as well as our deposit accounts to a modern, integrated core system, which allows us to deliver improved experiences to our customers and gain incremental operational efficiencies.
The following schedule summarizes the capitalized costs associated with our core system replacement project, which are amortized using a useful life of ten years:
CAPITALIZED COSTS ASSOCIATED WITH THE CORE SYSTEM REPLACEMENT PROJECT

	September 30, 2024
(In millions)	Phase 1	Phase 2	Phase 3	Total

Total amount of capitalized costs, less accumulated amortization	$16	$39	$216	$271
End of scheduled amortization period	Q2 2027	Q1 2029	Q2 2033
Deposits
Deposits are our primary funding source. The following schedule presents the composition of our deposit portfolio:
DEPOSIT PORTFOLIO

	September 30, 2024		December 31, 2023
(Dollar amounts in millions)	Amount	% of total deposits	Amount	% of total deposits
Deposits by type
Noninterest-bearing demand	$24,973	33.0%	$26,244	35.0%
Interest-bearing:
Savings and money market	39,215	51.8	38,663	51.6
Time	6,333	8.3	5,619	7.5
Brokered	5,197	6.9	4,435	5.9
Total deposits	$75,718	100.0%	$74,961	100.0%
Deposit-related metrics
Estimated amount of insured deposits	$42,656	56%	$41,777	56%
Estimated amount of uninsured deposits	33,062	44	33,184	44
Estimated amount of collateralized deposits [1]	2,762	4	3,979	5
Loan-to-deposit ratio	78%		77%
1 Includes both insured and uninsured deposits.
Total deposits increased $757 million, or 1%, from December 31, 2023, as a $2.0 billion increase in interest-bearing deposits was partially offset by a $1.3 billion decrease in noninterest-bearing demand deposits. At both September 30, 2024 and December 31, 2023, customer deposits (excluding brokered deposits) totaled $70.5 billion, and included approximately $7.3 billion and $6.8 billion, respectively, of reciprocal deposits.
At September 30, 2024, the estimated total amount of uninsured deposits was $33.1 billion, or 44%, of total deposits, compared with $33.2 billion, or 44%, at December 31, 2023. Our loan-to-deposit ratio was 78%, compared with 77% for the same respective time periods. See “Liquidity Risk Management” on page 34 for additional information on liquidity, including the ratio of available liquidity to uninsured deposits.
RISK MANAGEMENT
Risk management is an integral part of our operations and is a key determinant of our overall performance. We employ various strategies to prudently manage the risks to which our operations are exposed, including credit risk, market and interest rate risk, liquidity risk, strategic and business risk, operational risk, technology risk,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
U.S. Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the Small Business Administration (“SBA”), Federal Housing Authority, U.S. Department of Veterans Affairs, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At September 30, 2024, $548 million of related loans were guaranteed, primarily by the SBA. The following schedule presents the composition of U.S. government agency guaranteed loans:
U.S. GOVERNMENT AGENCY GUARANTEED LOANS

(Dollar amounts in millions)	September 30, 2024	Percent guaranteed	December 31, 2023	Percent guaranteed

Commercial	$670	78%	$664	80%
Commercial real estate	24	79	24	79
Consumer	4	100	4	100
Total loans	$698	79	$692	80
Commercial Lending
The following schedule presents the composition of our commercial lending portfolio:
COMMERCIAL LENDING PORTFOLIO

	September 30, 2024		December 31, 2023
(Dollar amounts in millions)	Amount	% of total commercial loans	Amount	% of total commercial loans	Amount change	Percent change
Commercial:
Commercial and industrial	$16,757	54.4%	$16,684	54.5%	$73	0.4%
Leasing	377	1.2	383	1.3	(6)	(1.6)
Owner-occupied	9,381	30.5	9,219	30.1	162	1.8
Municipal	4,270	13.9	4,302	14.1	(32)	(0.7)
Total commercial	$30,785	100.0%	$30,588	100.0%	$197	0.6
Our commercial loans span various industries and generally mature within a one-to-five-year period with applicable amortization based on the underlying collateral and guarantees. Commercial loans are typically structured as seasonal, term, working capital, or bridge loans in the form of revolving and non-revolving lines of credit, amortizing term loans, guidance facilities, and single-payment loans. These loans include covenants requiring borrowers to provide regular financial reporting to measure leverage, debt service coverage, and liquidity. At

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
September 30, 2024, approximately 70% of our commercial lending portfolio was variable rate, and approximately 10% of these variable-rate loans were swapped with our customers to a fixed rate.
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
COMMERCIAL LENDING BY GEOGRAPHY

	September 30, 2024			December 31, 2023
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Commercial
Arizona	$2,277	7.4%	$5	$2,237	7.3%	$7
California	6,091	19.8	57	6,106	20.0	50
Colorado	1,935	6.3	23	1,970	6.4	3
Nevada	1,339	4.4	12	1,230	4.0	11
Texas	7,233	23.5	75	7,070	23.1	13
Utah/Idaho	6,294	20.4	6	6,353	20.8	12
Washington/Oregon	1,428	4.6	32	1,339	4.4	8
Other [1]	4,188	13.6	5	4,283	14.0	—
Total commercial	$30,785	100.0%	$215	$30,588	100.0%	$104
1 No other geography exceeds 2.7% for September 30, 2024 and December 31, 2023, respectively.
The following schedule presents an industry distribution of our commercial lending portfolio. Industry classification is based on the North American Industry Classification System.
COMMERCIAL LENDING BY INDUSTRY

	September 30, 2024			December 31, 2023
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Real estate, rental and leasing	$3,003	9.7%	$7	$2,946	9.6%	$1
Retail trade	2,913	9.5	39	2,995	9.8	2
Finance and insurance	2,863	9.3	1	2,918	9.5	—
Healthcare and social assistance	2,453	8.0	35	2,527	8.3	8
Manufacturing	2,304	7.5	8	2,190	7.2	15
Public Administration	2,115	6.9	—	2,279	7.5	—
Wholesale trade	1,992	6.5	2	1,850	6.0	3
Transportation and warehousing	1,515	4.9	7	1,499	4.9	3
Utilities [1]	1,406	4.6	6	1,409	4.6	10
Educational services	1,301	4.2	—	1,298	4.2	—
Construction	1,280	4.2	27	1,355	4.4	7
Hospitality and food services	1,267	4.1	1	1,180	3.9	1
Other services (except Public Administration)	1,103	3.6	3	1,047	3.4	2
Mining, quarrying, and oil and gas extraction	1,094	3.5	15	1,133	3.7	—
Professional, scientific, and technical services	1,084	3.5	30	1,010	3.3	10
Other [2]	3,092	10.0	34	2,952	9.7	42
Total	$30,785	100.0%	$215	$30,588	100.0%	$104
1 Includes primarily utilities, power, and renewable energy.
2 No other industry group exceeds 3.5% and 3.3% for September 30, 2024 and December 31, 2023, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Real Estate Lending
The following schedule presents the composition of our commercial real estate lending portfolio:
COMMERCIAL REAL ESTATE LENDING PORTFOLIO

	September 30, 2024		December 31, 2023
(Dollar amounts in millions)	Amount	% of total CRE loans	Amount	% of total CRE loans	Amount change	Percent change
Commercial real estate:
Construction and land development	$2,833	21.0%	$2,669	20.0%	$164	6.1%
Term	10,650	79.0	10,702	80.0	(52)	(0.5)
Total commercial real estate	$13,483	100.0%	$13,371	100.0%	$112	0.8
Term CRE loans generally mature within a three- to seven-year period and consist of full, partial, and non-recourse guarantee structures. Typical term CRE loan structures include annually tested operating covenants that require loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value (“LTV”) tests. Construction and land development loans generally mature in 18 to 36 months and contain full or partial recourse guarantee structures with one- to five-year extension options or roll-to-perm options that often result in term loans. At September 30, 2024, approximately 86% of our CRE loan portfolio was variable-rate, and approximately 21% of these variable-rate loans were swapped with our customers to a fixed rate.
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
Real estate appraisals are performed in accordance with regulatory guidelines. In some cases, reports from automated valuation services are used or internal evaluations are performed. An appraisal is ordered and reviewed prior to loan closing, and a new appraisal or evaluation is generally ordered when market conditions indicate a potential decline in the value of the collateral, or when the loan is either modified, renewed, or deteriorates to a certain level of credit weakness. CRE LTVs are calculated by dividing the outstanding loan balance by the estimated collateral value from the most current appraisal. At September 30, 2024, the weighted average LTV ratio for our term CRE portfolio was less than 60%.
For a more comprehensive discussion of CRE loans and our underwriting, see “Commercial Real Estate Loans” in our 2023 Form 10-K. The following schedule presents the geography distribution of our commercial real estate lending portfolio. Geographies are based on the location of the primary collateral.
COMMERCIAL REAL ESTATE LENDING BY GEOGRAPHY

	September 30, 2024			December 31, 2023
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Commercial real estate
Arizona	$1,808	13.4%	$—	$1,726	12.9%	$1
California	3,609	26.7	59	3,865	28.9	50
Colorado	724	5.4	—	709	5.3	—
Nevada	1,155	8.6	—	1,072	8.0	—
Texas	2,539	18.8	10	2,385	17.8	10
Utah/Idaho	2,129	15.8	—	2,214	16.6	—
Washington/Oregon	1,088	8.1	—	1,004	7.5	—
Other	431	3.2	—	396	3.0	—
Total commercial real estate	$13,483	100.0%	$69	$13,371	100.0%	$61
The following schedule presents our commercial real estate lending portfolio by the type of collateral:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
COMMERCIAL REAL ESTATE LENDING BY COLLATERAL TYPE

	September 30, 2024			December 31, 2023
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans
Commercial property
Multifamily	$3,904	29.0%	$1	$3,709	27.7%	$1
Industrial	3,027	22.4	—	3,062	22.9	1
Office	1,867	13.9	58	1,984	14.8	48
Retail	1,524	11.3	—	1,503	11.2	1
Hospitality	642	4.8	8	688	5.2	9
Land	236	1.7	—	211	1.6	—
Other [1]	1,613	11.9	—	1,682	12.6	—
Residential property [2]
Single family	327	2.4	2	287	2.1	1
Land	100	0.8	—	90	0.7	—
Condo/Townhome	26	0.2	—	37	0.3	—
Other [1]	217	1.6	—	118	0.9	—
Total	$13,483	100.0%	$69	$13,371	100.0%	$61
1 Included in the total amount of the “Other” commercial and residential categories was approximately $356 million and $202 million of unsecured loans at September 30, 2024 and December 31, 2023, respectively.
2 Residential property consists primarily of loans provided to commercial homebuilders for land, lot, and single-family housing developments.
As previously discussed, our commercial real estate lending portfolio is diversified across geography and collateral type, with the largest concentration in multifamily. We provide additional analysis of our multifamily and office CRE portfolios below in view of increased investor interest in those collateral types in recent periods.
Multifamily CRE
At September 30, 2024 and December 31, 2023, our multifamily CRE loan portfolio totaled $3.9 billion and $3.7 billion, representing 29% and 28% of the total CRE loan portfolio, respectively. Approximately 33% of the multifamily CRE loan portfolio is scheduled to mature in the next 12 months. We believe that most of these borrowers will be able to refinance at maturity through the Bank, or other lenders, as a result of the cash flows from the properties, acceptable LTVs, equity levels, and guarantor support. The following schedule presents the composition of our multifamily CRE loan portfolio and other related credit quality metrics:
MULTIFAMILY CRE LOAN PORTFOLIO

(Dollar amounts in millions)	September 30, 2024	December 31, 2023
Multifamily CRE
Construction and land development	$1,128	$902
Term	2,776	2,807
Total multifamily CRE	$3,904	$3,709
Credit quality metrics
Criticized loan ratio	17.2%	6.1%
Classified loan ratio [1]	12.8%	0.5%
Nonaccrual loan ratio	—%	—%
Delinquency ratio	0.1%	—%
Annualized ratio of multifamily CRE net charge-offs (recoveries) to average loans	—%	—%
Ratio of allowance for credit losses to multifamily CRE loans, at period end	2.38%	1.70%
Weighted average LTV for multifamily term CRE loans	57%	61%
1 For the first nine months of 2024, multifamily CRE classified loan balances significantly increased. See the “Classified Loans” section below on page 29 for more information about changes in these related balances.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedules present our multifamily CRE loan portfolio by collateral location for the periods presented:
MULTIFAMILY CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

	September 30, 2024
	Loan Type
(Dollar amounts in millions)	Construction and land development	Term	Total	% of total	Nonaccrual loans
Multifamily CRE
Arizona	$196	$284	$480	12.3%	$—
California	145	931	1,076	27.6	1
Colorado	112	59	171	4.4	—
Nevada	112	173	285	7.3	—
Texas	357	720	1,077	27.6	—
Utah/Idaho	92	312	404	10.3	—
Washington/Oregon	114	234	348	8.9	—
Other [1]	—	63	63	1.6	—
Total multifamily CRE	$1,128	$2,776	$3,904	100.0%	$1

	December 31, 2023
	Loan Type
(Dollar amounts in millions)	Construction and land development	Term	Total	% of total	Nonaccrual loans
Multifamily CRE
Arizona	$118	$322	$440	11.9%	$—
California	183	994	1,177	31.7	1
Colorado	46	90	136	3.7	—
Nevada	40	188	228	6.1	—
Texas	359	578	937	25.3	—
Utah/Idaho	44	345	389	10.4	—
Washington/Oregon	112	228	340	9.2	—
Other [1]	—	62	62	1.7	—
Total multifamily CRE	$902	$2,807	$3,709	100.0%	$1
1 Other included $55 million of multifamily loans with collateral located in New Mexico at both September 30, 2024 and December 31, 2023.
Office CRE
At September 30, 2024 and December 31, 2023, our office CRE loan portfolio totaled $1.9 billion and $2.0 billion, representing 14% and 15% of the total CRE loan portfolio, respectively. Approximately 39% of the office CRE loan portfolio is scheduled to mature in the next 12 months. We believe that most of these borrowers will be able to refinance at maturity through the Bank, or other lenders, as a result of the cash flows from the properties, acceptable LTVs, equity levels, and guarantor support. The following schedule presents the composition of our office CRE loan portfolio and other related credit quality metrics:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
OFFICE CRE LOAN PORTFOLIO

(Dollar amounts in millions)	September 30, 2024	December 31, 2023
Office CRE
Construction and land development	$112	$191
Term	1,755	1,793
Total office CRE	$1,867	$1,984
Credit quality metrics
Criticized loan ratio	9.7%	11.9%
Classified loan ratio	7.7%	8.9%
Nonaccrual loan ratio	3.1%	2.4%
Delinquency ratio	1.2%	2.3%
Annualized ratio of office CRE net charge-offs (recoveries) to average loans	—%	0.2%
Ratio of allowance for credit losses to office CRE loans, at period end	3.91%	3.80%
Weighted average LTV for office term CRE loans	56%	53%
The following schedules present our office CRE loan portfolio by collateral location for the periods presented:
OFFICE CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

	September 30, 2024
	Loan Type
(Dollar amounts in millions)	Construction and land development	Term	Total	% of total	Nonaccrual loans
Office CRE
Arizona	$—	$274	$274	14.7%	$—
California	38	343	381	20.4	57
Colorado	—	58	58	3.1	—
Nevada	11	78	89	4.8	—
Texas	6	205	211	11.3	1
Utah/Idaho	34	481	515	27.6	—
Washington/Oregon	23	287	310	16.6	—
Other [1]	—	29	29	1.5	—
Total office CRE	$112	$1,755	$1,867	100.0%	$58

	December 31, 2023
	Loan Type
(Dollar amounts in millions)	Construction and land development	Term	Total	% of total	Nonaccrual loans
Office CRE
Arizona	$—	$281	$281	14.2%	$—
California	64	412	476	24.0	48
Colorado	—	92	92	4.6	—
Nevada	2	86	88	4.4	—
Texas	22	179	201	10.1	—
Utah/Idaho	29	488	517	26.1	—
Washington/Oregon	74	226	300	15.1	—
Other [1]	—	29	29	1.5	—
Total office CRE	$191	$1,793	$1,984	100.0%	$48
1 Other included $17 million of office CRE loans with collateral located in Georgia at both September 30, 2024 and December 31, 2023.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Consumer Lending
The following schedule presents the composition of our consumer lending portfolio:
CONSUMER LENDING PORTFOLIO

	September 30, 2024		December 31, 2023
(Dollar amounts in millions)	Amount	% of total consumer loans	Amount	% of total consumer loans	Amount change	Percent change
Consumer:
Home equity credit line	$3,543	24.2%	$3,356	24.3%	$187	5.6%
1-4 family residential	9,489	64.9	8,415	60.9	1,074	12.8
Construction and other consumer real estate	997	6.8	1,442	10.4	(445)	(30.9)
Bankcard and other revolving plans	461	3.2	474	3.4	(13)	(2.7)
Other	126	0.9	133	1.0	(7)	(5.3)
Total consumer	$14,616	100.0%	$13,820	100.0%	$796	5.8
1-4 Family Residential Mortgages
We originate first-lien residential home mortgage loans considered to be of prime quality. At September 30, 2024, our 1-4 family residential mortgage loan portfolio totaled $9.5 billion, or 65%, of our total consumer loan portfolio, compared with $8.4 billion, or 61%, at December 31, 2023. Approximately 91% and 93% of our 1-4 family residential mortgage loan portfolio was variable-rate for the same respective time periods. We generally hold variable-rate loans in our portfolio and sell “conforming” fixed-rate loans to third parties, including Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, for which we make representations and warranties that the loans meet certain underwriting and collateral documentation standards.
Home Equity Credit Lines
We also originate home equity credit lines (“HECLs”). At September 30, 2024 and December 31, 2023, our HECL portfolio totaled $3.5 billion and $3.4 billion, respectively. Approximately 37% and 39% of our HECLs were secured by first liens for the same respective time periods.
At September 30, 2024, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value (“CLTV”) ratios above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with a Fair Isaac Corporation (“FICO”) credit score greater than 700.
Approximately 92% of our HECL portfolio is still in the draw period, and about 21% of those loans are scheduled to begin amortizing within the next five years. We believe the risk of loss and borrower default in the event of a loan becoming fully amortizing and the effect of significant interest rate changes is low, given the rate shock analysis performed at origination. The ratio of HECL net charge-offs (recoveries) for the trailing twelve months to average balances at September 30, 2024 and December 31, 2023, was (0.01)% and 0.05%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of the HECL portfolio.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the geography distribution of our consumer lending portfolio. Geographies are based on the location of the primary borrower.
CONSUMER LENDING BY GEOGRAPHY

	September 30, 2024			December 31, 2023
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans
Consumer
Arizona	$1,323	9.1%	$5	$1,208	8.7%	$4
California	2,980	20.4	15	2,683	19.4	13
Colorado	1,356	9.3	9	1,292	9.3	7
Nevada	1,277	8.7	8	1,204	8.7	5
Texas	3,701	25.3	23	3,698	26.9	17
Utah/Idaho	3,413	23.4	14	3,188	23.1	10
Washington/Oregon	210	1.4	—	211	1.5	—
Other	356	2.4	5	336	2.4	1
Total consumer	$14,616	100.0%	$79	$13,820	100.0%	$57
Credit Quality
We monitor credit quality by analyzing various factors, including (among others) nonperforming status, internal risk grades, and net charge-offs, all of which are used in our overall evaluation of the adequacy of our ACL. See Note 6 of the Notes to Consolidated Financial Statements for more information on these factors and the ACL.
Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned (“OREO”), or foreclosed properties. The following schedule presents our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	September 30, 2024	December 31, 2023

Nonaccrual loans [1]	$363	$222
Other real estate owned [2]	5	6
Total nonperforming assets	$368	$228
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned [2]	0.62%	0.39%
Accruing loans past due 90 days or more	$7	$3
Ratio of accruing loans past due 90 days or more to loans and leases [1]	0.01%	0.01%
Nonaccrual loans[1] and accruing loans past due 90 days or more	$370	$225
Ratio of nonperforming assets[1] and accruing loans past due 90 days or more to loans and leases[1] and other real estate owned [2]	0.64%	0.40%
Accruing loans past due 30-89 days	$89	$86
1 Includes loans held for sale.
2 Does not include banking premises held for sale.
Nonperforming assets totaled $368 million, or 0.62%, of total loans and leases and other real estate owned at September 30, 2024, compared with $228 million, or 0.39%, at December 31, 2023. The increase was primarily due to a small number of loans in the commercial and industrial and term CRE portfolios.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Classified Loans
Classified loans are considered loans with well-defined weaknesses and are assigned using our internal risk grade definitions of substandard and doubtful, which are consistent with regulatory risk classifications. The following schedule presents our classified loans by loan segment:
CLASSIFIED LOANS

(Dollar amounts in millions)	September 30, 2024	December 31, 2023

Commercial	$964	$482
Commercial real estate	1,042	280
Consumer	87	63
Total classified loans	$2,093	$825
Ratio of classified loans to total loans and leases	3.55%	1.43%
Classified loans totaled $2.1 billion, or 3.55%, of total loans and leases, at September 30, 2024, compared with $825 million, or 1.43%, at December 31, 2023. The increase was primarily in the multifamily CRE loan portfolio, largely due to a change in approach to risk grading that places more emphasis on current cash flow, which is the primary source of repayment, and less emphasis on the adequacy of collateral values and the strength of guarantors and sponsors. The increase in classified loans was also attributable to weaker performance, particularly for 2021 and 2022 construction loan vintages, as borrowers missed projections due to lower-than-anticipated leasing, rent concessions, elevated costs, and higher interest rates. Our CRE loan portfolio continues to benefit from strong underwriting, supported by high borrower equity and guarantor support.
Allowance for Credit Losses
The ACL, which consists of the ALLL and the RULC, represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date.
We estimate current expected credit losses, which include considerations of historical credit loss experience, current conditions, and standard economic forecasts, all of which inform the quantitative portion of our ACL. We also consider qualitative and environmental factors that may indicate losses may differ from levels estimated by our quantitative models. The impact of these factors on our ACL may change from quarter to quarter.
During recent quarters, the qualitative portion of the ACL has increased primarily due to (1) economic uncertainty, which caused us to increase the weights on recessionary economic forecasts, and (2) portfolio-specific risks, which caused us to use stressed economic forecasts for certain portfolios, particularly CRE.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the changes in the ACL and certain credit-related metrics:
CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

(Dollar amounts in millions)	Nine Months Ended September 30, 2024	Twelve Months Ended December 31, 2023	Nine Months Ended September 30, 2023

Loans and leases outstanding	$58,884	$57,779	$56,893
Average loans and leases outstanding:
Commercial	30,553	30,519	30,620
Commercial real estate	13,538	13,023	12,942
Consumer	14,198	13,198	13,041
Total average loans and leases outstanding	$58,289	$56,740	$56,603
Allowance for loan and lease losses:
Balance at beginning of period	$684	$572	$572
Provision for loan losses	34	148	136
Charge-offs:
Commercial	30	45	35
Commercial real estate	11	3	3
Consumer	9	14	11
Total	50	62	49
Recoveries:
Commercial	19	20	17
Commercial real estate	3	—	—
Consumer	4	6	5
Total	26	26	22
Net loan and lease charge-offs	24	36	27
Balance at end of period	$694	$684	$681
Reserve for unfunded lending commitments:
Balance at beginning of period	$45	$61	$61
Provision for unfunded lending commitments	(3)	(16)	(4)
Balance at end of period	$42	$45	$57
Total allowance for credit losses:
Allowance for loan and lease losses	$694	$684	$681
Reserve for unfunded lending commitments	42	45	57
Total allowance for credit losses	$736	$729	$738

Ratio of allowance for credit losses to net loans and leases, at period end	1.25%	1.26%	1.30%
Ratio of allowance for credit losses to nonaccrual loans, at period end	203%	328%	371%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	199%	324%	343%
Ratio of total net charge-offs to average loans and leases [1]	0.05%	0.06%	0.06%
Ratio of commercial net charge-offs to average commercial loans [1]	0.05%	0.08%	0.08%
Ratio of commercial real estate net charge-offs to average commercial real estate loans [1]	0.08%	0.02%	0.03%
Ratio of consumer net charge-offs to average consumer loans [1]	0.05%	0.06%	0.06%
1 Ratios are annualized for the periods presented except for the period representing the full twelve months.
See “The Allowance and Provision for Credit Losses” section on page 12 for more discussion on changes in the ACL, and see Note 6 of the Notes to Consolidated Financial Statements for additional information related to the ACL and credit trends experienced in each portfolio segment.

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
We strive to position the Bank for interest rate changes and manage the balance sheet sensitivity to reduce the volatility of both net interest income and economic value of equity (“EVE”). With the recent higher interest rate environment, customer deposit behavior has deviated from the trends observed during the relatively low interest rate period over the prior 15 years. As a result, customers have been more inclined to (1) move deposits to nonbanking products, such as money market mutual funds, that offer higher interest rates, and (2) reduce their balances in noninterest-bearing accounts. Observed changes in deposit behavior have been incorporated into our deposit models used in managing interest rate risk, giving more weight to the recently observed behavior, and increased both the deposit beta for interest-bearing products and the percentage of noninterest-bearing deposits assumed to migrate to interest-bearing products. Changes to models are independently reviewed by our Model Risk Management function.
We generally have granular deposit funding, and much of this funding is in the form of demand deposits with no maturity, which contractually can be withdrawn at any time. Rather than using contractual maturities, our interest rate risk model uses dynamically modeled behavioral assumptions based on historical behavior and future projections. Because many deposits from household and business accounts have proven to be stable over time and less sensitive to rate changes, their duration is generally longer than the duration of our loan portfolio. As such, we have historically been “asset-sensitive” — meaning that our assets are expected to reprice faster or more significantly than our liabilities. We regularly use interest rate swaps, investment in fixed-rate securities, and funding strategies to manage our interest rate risk. These strategies collectively have muted the expected sensitivity of net interest income to changes in interest rates. Asset sensitivity measures depend upon the assumptions we use for deposit runoff and repricing behavior. Our models are particularly sensitive to these assumptions about the rate of such behavior.
We also assume a correlation, referred to as a “deposit beta,” with respect to interest-bearing deposits, wherein the rates paid to customers change at a different pace when compared with changes in average benchmark interest rates. Generally, certificates of deposit are assumed to have a high correlation, while interest-bearing checking accounts are assumed to have a lower correlation.
The following schedule presents deposit duration assumptions discussed previously:
DEPOSIT ASSUMPTIONS

	September 30, 2024			December 31, 2023
Product	Effective duration (-200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (-200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	4.4%	3.1%	2.8%	4.0%	3.5%	3.2%
Money market	3.2%	1.5%	1.4%	3.0%	1.5%	1.4%
Savings and interest-bearing checking	2.5%	2.1%	1.8%	2.7%	2.2%	1.9%
The effective duration of the deposits increases as market rates decline due to the inability to reprice as deposits approach their floor.
As noted previously, we utilize derivatives to manage interest rate risk. The following schedule presents derivatives that are designated in qualifying hedging relationships at September 30, 2024. Included are the average outstanding derivative notional amounts for each period presented and the weighted average fixed-rate paid or received for each category of cash flow and fair value hedge. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the impact of these hedging relationships on interest income and expense.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
DERIVATIVES DESIGNATED IN QUALIFYING HEDGING RELATIONSHIPS

	2024	2025				2026			4Q26 - 1Q27	4Q27 - 3Q28
(Dollar amounts in millions)	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Cash flow hedges
Cash flow hedges of assets [1]
Average outstanding notional	$350	$350	$350	$350	$300	$133	$100	$100	$100	$—
Weighted-average fixed-rate received	2.34%	2.34%	2.34%	2.34%	2.13%	1.67%	1.65%	1.65%	1.65%	—%
Cash flow hedges of liabilities [2]
Average outstanding notional	$500	$500	$500	$—	$—	$—	$—	$—	$—	$—
Weighted-average fixed-rate paid	3.67%	3.67%	3.67%	—%	—%	—%	—%	—%	—%	—%

	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033
Fair value hedges
Fair value hedges of assets [3]
Average outstanding notional	$4,468	$4,558	$4,562	$4,558	$2,428	$1,049	$1,044	$1,037	$1,001	$973
Weighted-average fixed-rate paid	3.23%	3.21%	3.21%	3.21%	2.47%	1.84%	1.83%	1.83%	1.83%	1.82%
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
At September 30, 2024, we had $117 million of net losses deferred in accumulated other comprehensive income (loss) (“AOCI”) related to terminated cash flow hedges. Amounts deferred in AOCI from terminated cash flow hedges will be amortized into interest income on a straight-line basis through the original maturity dates of the hedges as long as the hedged forecasted transactions continue to be expected to occur. For more information on amounts deferred in AOCI related to terminated cash flow hedges, see “Interest Rate and Market Risk Management” in our 2023 Form 10-K.
Earnings at Risk (EaR) and Economic Value of Equity (EVE)
Incorporating our deposit assumptions and the impact of derivatives in qualifying hedging relationships previously discussed, the following schedule presents earnings at risk (“EaR”), or the percentage change in 12-month forward-looking net interest income, and our estimated percentage change in EVE. Both EaR and EVE are based on a static balance sheet size under instantaneous parallel interest rate changes ranging from -200 bps to +200 bps. These measures highlight the sensitivity to changes in interest rates across various scenarios; the outcomes are not intended to be forecasts of expected net interest income.
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME AND CHANGE IN ECONOMIC VALUE OF EQUITY

	September 30, 2024					December 31, 2023
	Parallel shift in rates (in bps) [1]					Parallel shift in rates (in bps) [1]
Repricing scenario	-200	-100	0	+100	+200	-200	-100	0	+100	+200

Earnings at Risk (EaR)	(5.7)%	(2.7)%	—%	2.5%	5.1%	(5.6)%	(2.5)%	—%	2.4%	4.9%
Economic Value of Equity (EVE)	8.7%	2.9%	—%	(1.9)%	(4.4)%	6.6%	2.8%	—%	(1.4)%	(3.3)%
1 Assumes rates cannot go below zero in the negative rate shifts.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The asset sensitivity, as measured by EaR, increased during the first nine months of 2024, due to securities redemptions, swap maturities, and assumption changes that reduced the projected runoff of noninterest-bearing deposits. Under our current deposit assumptions, interest rate risk remains within policy limits. For interest-bearing deposits with indeterminable maturities, the weighted average modeled beta is 55%.
Prepayment assumptions are an important factor in how we manage interest rate risk. Certain assets in our portfolio, such as 1-4 family residential mortgages and mortgage-backed securities, can be prepaid at any time by the borrower, which may significantly affect our expected cash flows. At September 30, 2024, lifetime prepayment speeds were estimated to be 15.8% for loans, which reflects an acceleration of prepayments upon rate reset for adjustable rate loans, and 7.1% for mortgage-backed securities.
The EaR analysis focuses on parallel rate shocks across the term structure of benchmark interest rates. In a non-parallel rate scenario, where short-term rates decline 200 bps, but long-term rates are unchanged, the EaR is comparable to the parallel rate scenario of similar rate shock.
If interest rates were to follow the rate path implied by the forward curve at September 30, 2024, modeled net interest income would increase in the third quarter of 2025 by an additional 1.4%, when compared to the third quarter of 2024. For a -100 bps and +100 bps parallel interest rate shock to the implied forward rate path, the cumulative net interest income sensitivity would be between (0.8)% and 3.1%, respectively.
Our focus on business banking also plays a significant role in determining the nature of our asset-liability management posture. At September 30, 2024, $27.4 billion of our commercial and CRE loans were scheduled to reprice in the next six months. For these variable-rate loans, we have executed $350 million of cash flow hedges by receiving fixed rates on interest rate swaps. At September 30, 2024, we also had $4.0 billion of variable-rate consumer loans scheduled to reprice in the next six months. The impact on asset sensitivity from commercial or consumer loans with floors has become insignificant as rates have risen. See Notes 3 and 7 of the Notes to Consolidated Financial Statements for additional information regarding derivative instruments.
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
Changes in the fair value of AFS securities and in interest rate swaps that qualify as cash flow hedges are included in AOCI for each financial reporting period. For more discussion regarding investment securities and AOCI, see the “Capital Management” section on page 35. See also Note 5 of the Notes to Consolidated Financial Statements for further information regarding the accounting for investment securities.
Equity Investments
Through our equity investment activities, we own equity securities that are publicly traded. In addition, we own equity securities in governmental entities and companies, e.g., Federal Reserve (“FRB”) and the FHLB, that are not publicly traded. For more information regarding our equity investments, see “Interest Rate and Market Risk Management” in our 2023 Form 10-K.
We hold both direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds as a strategy to provide beneficial financing, growth, and expansion opportunities to diverse businesses generally in communities within our geographic footprint. Our equity exposure to these investments was approximately $202 million and $190 million at September 30, 2024 and December 31, 2023, respectively. On occasion, some of the companies within our SBIC investment may issue an initial public offering (“IPO”). In this case, the fund is generally subject to a lockout period before we can liquidate the investment, which can introduce additional market risk. See Note 3 of the Notes to Consolidated Financial Statements for additional information regarding the valuation of our SBIC investments.

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
We have pledged collateral to the FRB’s primary credit facility (or discount window) and to the BTFP, which provide additional contingent funding sources outside the normal operating hours of the FHLB and the General Collateral Funding (“GCF”) program. The BTFP offered loans of up to one year in length to eligible depository institutions pledging U.S. Treasuries, agency debt and government mortgage-backed securities, and other qualifying assets as collateral. The availability of advances under the program ended in mid-March 2024.
For the first nine months of 2024, the primary sources of cash came from a decrease in investment securities, an increase in deposits, and net cash provided by operating activities. Uses of cash during the same period primarily included a decrease in short-term borrowings, an increase in loans and leases, and dividends paid on common and preferred stock. Cash payments for interest reflected in operating expenses were $1.4 billion and $913 million for the first nine months of 2024 and 2023, respectively.
The FHLB and FRB have been, and continue to be, a significant source of back-up liquidity and funding. We are a member of the FHLB of Des Moines, which allows member banks to borrow against eligible loans and securities to satisfy liquidity and funding requirements. We are required to invest in FHLB and FRB stock to maintain our borrowing capacity. At September 30, 2024, our total investment in FHLB and FRB stock was $56 million and $65 million, respectively, compared with $79 million and $65 million at December 31, 2023.
At September 30, 2024, loans with a carrying value of $23.3 billion and $17.3 billion, compared with $24.8 billion and $11.5 billion at December 31, 2023, were pledged at the FHLB and FRB, respectively, as collateral for current and potential borrowings.
At September 30, 2024 and December 31, 2023, investment securities with a carrying value of $18.6 billion and $20.5 billion, respectively, were pledged as collateral for potential borrowings. For the same time periods, these pledged securities included $8.9 billion and $9.5 billion for available use through the GCF and other repo programs, $5.2 billion and $5.5 billion to the FRB and FHLB, and $4.5 billion and $5.5 billion to secure collateralized public and trust deposits, advances, and for other purposes.
A large portion of these pledged assets are unencumbered, but are pledged to provide immediate access to contingency sources of funds. The following schedule presents our total available liquidity including unused collateralized borrowing capacity:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
AVAILABLE LIQUIDITY

	September 30, 2024					December 31, 2023
(Dollar amounts in billions)	FHLB	FRB [1]	GCF [2]	BTFP	Total	FHLB	FRB [1]	GCF	BTFP	Total

Total borrowing capacity	$15.5	$17.2	$9.1	$1.5	$43.3	$16.6	$9.8	$9.6	$5.8	$41.8
Borrowings outstanding	1.1	—	—	1.5	2.6	1.6	—	1.8	—	3.4
Remaining capacity, at period end	14.4	17.2	9.1	—	40.7	15.0	9.8	7.8	5.8	38.4

Cash and due from banks					1.1					0.7
Interest-bearing deposits [3]					1.3					1.5
Total available liquidity					$43.1					$40.6
Ratio of available liquidity to uninsured deposits					130%					122%
1 Represents borrowing capacity and borrowings outstanding at the Federal Reserve Bank discount window.
2 Includes $42 million pledged for available use through other repo programs.
3 Represents funds deposited by the Bank primarily at the Federal Reserve Bank.
At September 30, 2024 and December 31, 2023, our total available liquidity was $43.1 billion, compared with $40.6 billion, respectively. At September 30, 2024, we had sources of liquidity that exceeded our uninsured deposits without the need to sell any investment securities.
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
as of October 31, 2024:
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
SHAREHOLDERS' EQUITY

(Dollar amounts in millions)	September 30, 2024	December 31, 2023	Amount change	Percent change
Shareholders’ equity:
Preferred stock	$440	$440	$—	—%
Common stock and additional paid-in capital	1,717	1,731	(14)	(1)
Retained earnings	6,564	6,212	352	6
Accumulated other comprehensive loss	(2,336)	(2,692)	356	13
Total shareholders' equity	$6,385	$5,691	$694	12
Total shareholders’ equity increased $694 million, or 12%, to $6.4 billion at September 30, 2024, compared with $5.7 billion at December 31, 2023. The AOCI balance was a loss of $2.3 billion at September 30, 2024, and largely reflects a decline in the fair value of fixed-rate AFS securities as a result of changes in interest rates, and includes $1.9 billion ($1.4 billion after tax) of unrealized losses on the securities previously transferred from AFS to held-to-maturity (“HTM”). When compared to December 31, 2023, AOCI improved $356 million, primarily due to $147 million in unrealized loss amortization associated with the securities transferred from AFS to HTM, and $137 million primarily related to paydowns on AFS securities. AOCI was also impacted by a $72 million decrease in unrealized losses and other adjustments associated with derivative instruments used for risk management purposes.
Absent any sales or credit impairment of the AFS securities, the unrealized losses will not be recognized in earnings. We do not intend to sell any securities with unrealized losses. Although changes in AOCI are reflected in shareholders’ equity, they are currently excluded from regulatory capital, and therefore do not impact our regulatory ratios. For more discussion on our investment securities portfolio and related unrealized gains and losses, see Note 5 of the Notes to Consolidated Financial Statements.
CAPITAL DISTRIBUTIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except share amounts)	2024	2023	2024	2023
Capital distributions:
Preferred dividends paid	$10	$7	$31	$22
Total capital distributed to preferred shareholders	10	7	31	22
Common dividends paid	61	61	184	184
Bank common stock repurchased [1]	—	—	35	50
Total capital distributed to common shareholders	61	61	219	234
Total capital distributed to preferred and common shareholders	$71	$68	$250	$256
Weighted average diluted common shares outstanding (in thousands)	147,150	147,653	147,202	147,794
Common shares outstanding, at period end (in thousands)	147,699	148,146	147,699	148,146
1 Includes amounts related to the common shares acquired from our publicly announced plans and those acquired in connection with our stock compensation plan. Shares were acquired from employees to pay for their payroll taxes and stock option exercise cost upon the exercise of stock options.
Pursuant to the OCC’s “Earnings Limitation Rule,” our dividend payments are restricted to an amount equal to the sum of the total of (1) our net income for that year, and (2) retained earnings for the preceding two years, unless the OCC approves the declaration and payment of dividends in excess of such amount. As of October 1, 2024, we had $1.4 billion of retained net profits available for distribution.
During the third quarter of 2024, we paid dividends on preferred stock of $10 million and dividends on common stock of $61 million, or $0.41 per share. In November 2024, the Board declared a regular quarterly dividend of $0.43 per common share, payable on November 21, 2024 to shareholders of record on November 14, 2024. See Note 9 of the Notes to Consolidated Financial Statements for additional information about our capital management actions.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Basel III
We are subject to Basel III capital requirements that include certain minimum regulatory capital ratios. At September 30, 2024, we exceeded all capital adequacy requirements under the Basel III capital rules. Based on our internal stress testing and other assessments of capital adequacy, we believe we hold capital sufficiently in excess of internal and regulatory requirements for well-capitalized banks. See “Supervision and Regulation” and Note 15 of our 2023 Form 10-K for more information about our compliance with the Basel III capital requirements. The following schedule presents our capital amounts, capital ratios, and other selected performance ratios:
CAPITAL AMOUNTS AND RATIOS

(Dollar amounts in millions)	September 30, 2024	December 31, 2023	September 30, 2023
Basel III risk-based capital amounts:
Common equity tier 1 capital	$7,206	$6,863	$6,803
Tier 1 risk-based	7,646	7,303	7,242
Total risk-based	8,890	8,553	8,500
Risk-weighted assets	67,305	66,934	66,615
Basel III risk-based capital ratios:
Common equity tier 1 capital ratio	10.7%	10.3%	10.2%
Tier 1 risk-based ratio	11.4	10.9	10.9
Total risk-based ratio	13.2	12.8	12.8
Tier 1 leverage ratio	8.6	8.3	8.3
Other ratios:
Average equity to average assets (three months ended)	6.9%	6.2%	6.2%
Return on average common equity (three months ended)	14.1	9.2	13.5
Return on average tangible common equity (three months ended) [1]	17.4	11.8	17.3
Tangible equity ratio [1]	6.2	5.4	4.9
Tangible common equity ratio [1]	5.7	4.9	4.4
1 See “Non-GAAP Financial Measures” on page 38 for more information regarding these ratios.
Estimated common equity tier 1 (“CET1”) capital was $7.2 billion, an increase of 6%, compared with $6.8 billion in the prior year period. The estimated CET1 capital ratio was 10.7%, compared with 10.2%. Our tangible common equity ratio increased to 5.7%, compared with 4.4%, primarily due to an increase in retained earnings and reduced unrealized losses in AOCI. For more information on non-GAAP financial measures, see page 38.
Recent Regulatory Developments
During the third quarter of 2023, federal bank regulators issued a proposal to implement the Basel Committee on Banking Supervision’s finalization of the post-crisis bank regulatory capital reforms. The proposal, commonly referred to as the “Basel III Endgame,” would significantly revise the capital requirements applicable to large banking organizations, defined as those with total assets of $100 billion or more, and would potentially impact our current and future capital planning, including share repurchase activity. At September 30, 2024, we had $87.0 billion in total assets and do not currently qualify as a large banking organization. We continue to evaluate the potential impact of the proposal, as we expect it is more likely than not we would become subject to this proposal in the future, were it to be finalized in its current form.
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
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		September 30, 2024	June 30, 2024	September 30, 2023

Net earnings applicable to common shareholders (GAAP)		$204	$190	$168
Adjustment, net of tax:
Amortization of core deposit and other intangibles		1	1	1
Net earnings applicable to common shareholders, net of tax	(a)	$205	$191	$169
Average common equity (GAAP)		$5,738	$5,450	$4,938
Average goodwill and intangibles		(1,054)	(1,056)	(1,061)
Average tangible common equity (non-GAAP)	(b)	$4,684	$4,394	$3,877
Number of days in quarter	(c)	92	91	92
Number of days in year	(d)	366	366	365
Return on average tangible common equity (non-GAAP) [1]	(a/b/c)*d	17.4%	17.5%	17.3%
1 Excluding the effect of AOCI from average tangible common equity would result in associated returns of 11.4%, 10.9%, and 9.9% for the periods presented, respectively.
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except shares and per share amounts)		September 30, 2024	June 30, 2024	September 30, 2023

Total shareholders’ equity (GAAP)		$6,385	$6,025	$5,315
Goodwill and intangibles		(1,053)	(1,055)	(1,060)
Tangible equity (non-GAAP)	(a)	5,332	4,970	4,255
Preferred stock		(440)	(440)	(440)
Tangible common equity (non-GAAP)	(b)	$4,892	$4,530	$3,815
Total assets (GAAP)		$87,032	$87,606	$87,269
Goodwill and intangibles		(1,053)	(1,055)	(1,060)
Tangible assets (non-GAAP)	(c)	$85,979	$86,551	$86,209
Common shares outstanding (in thousands)	(d)	147,699	147,684	148,146
Tangible equity ratio (non-GAAP)	(a/c)	6.2%	5.7%	4.9%
Tangible common equity ratio (non-GAAP)	(b/c)	5.7%	5.2%	4.4%
Tangible book value per common share (non-GAAP)	(b/d)	$33.12	$30.67	$25.75

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
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Nine Months Ended		Year Ended
(Dollar amounts in millions)		September 30, 2024	June 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	December 31, 2023

Noninterest expense (GAAP)	(a)	$502	$509	$496	$1,537	$1,516	$2,097
Adjustments:
Severance costs		1	1	—	2	14	14
Other real estate expense, net		—	(1)	—	(1)	—	—
Amortization of core deposit and other intangibles		2	1	2	5	5	6
Restructuring costs		—	—	1	—	1	1
SBIC investment success fee accrual		—	1	—	1	—	—
FDIC special assessment		—	1	—	14	—	90
Total adjustments	(b)	3	3	3	21	20	111
Adjusted noninterest expense (non-GAAP)	(c)=(a-b)	$499	$506	$493	$1,516	$1,496	$1,986
Net interest income (GAAP)	(d)	$620	$597	$585	$1,803	$1,855	$2,438
Fully taxable-equivalent adjustments	(e)	12	11	11	33	31	41
Taxable-equivalent net interest income (non-GAAP)	(f)=(d+e)	632	608	596	1,836	1,886	2,479
Noninterest income (GAAP)	g	172	179	180	507	529	677
Combined income (non-GAAP)	(h)=(f+g)	804	787	776	2,343	2,415	3,156
Adjustments:
Fair value and nonhedge derivative gains (losses)		(3)	(1)	7	(3)	5	(4)
Securities gains (losses), net		9	4	4	11	5	4
Total adjustments	(i)	6	3	11	8	10	—
Adjusted taxable-equivalent revenue (non-GAAP)	(j)=(h-i)	$798	$784	$765	$2,335	$2,405	$3,156
Pre-provision net revenue (non-GAAP)	(h)-(a)	$302	$278	$280	$806	$899	$1,059
Adjusted PPNR (non-GAAP)	(j)-(c)	299	278	272	819	909	1,170
Efficiency ratio (non-GAAP) [1]	(c/j)	62.5%	64.5%	64.4%	64.9%	62.2%	62.9%
1 Excluding both the $9 million gain on sale of our Enterprise Retirement Solutions business and the $4 million gain on sale of a bank-owned property (recorded in dividends and other income), the efficiency ratio for the three months ended June 30, 2024 would have been 65.6%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 1.    FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$1,114	$716
Money market investments:
Interest-bearing deposits	1,253	1,488
Federal funds sold and securities purchased under agreements to resell	986	937
Trading securities, at fair value	68	48
Investment securities:
Available-for-sale, at fair value	9,495	10,300
Held-to-maturity, at amortized cost (fair value: $10,024 and $10,466)	9,857	10,382
Total investment securities	19,352	20,682
Loans held for sale (includes $58 and $43 of loans carried at fair value)	97	53
Loans and leases, net of unearned income and fees	58,884	57,779
Less allowance for loan and lease losses	694	684
Loans held for investment, net of allowance	58,190	57,095
Other noninterest-bearing investments	946	950
Premises, equipment and software, net	1,372	1,400
Goodwill and intangibles	1,053	1,059
Other real estate owned	5	6
Other assets	2,596	2,769
Total assets	$87,032	$87,203
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$24,973	$26,244
Interest-bearing:
Savings and money market	39,242	38,721
Time	11,503	9,996
Total deposits	75,718	74,961
Federal funds and other short-term borrowings	2,919	4,379
Long-term debt	548	542
Reserve for unfunded lending commitments	42	45
Other liabilities	1,420	1,585
Total liabilities	80,647	81,512
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	440	440
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 147,699 and 148,153 shares) and additional paid-in capital	1,717	1,731
Retained earnings	6,564	6,212
Accumulated other comprehensive income (loss)	(2,336)	(2,692)
Total shareholders’ equity	6,385	5,691
Total liabilities and shareholders’ equity	$87,032	$87,203
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except shares and per share amounts)	2024	2023	2024	2023
Interest income:
Interest and fees on loans	$899	$831	$2,641	$2,348
Interest on money market investments	67	35	170	140
Interest on securities	138	144	420	419
Total interest income	1,104	1,010	3,231	2,907
Interest expense:
Interest on deposits	403	366	1,169	668
Interest on short- and long-term borrowings	81	59	259	384
Total interest expense	484	425	1,428	1,052
Net interest income	620	585	1,803	1,855
Provision for credit losses:
Provision for loan and lease losses	1	44	34	136
Provision for unfunded lending commitments	12	(3)	(3)	(4)
Total provision for credit losses	13	41	31	132
Net interest income after provision for credit losses	607	544	1,772	1,723
Noninterest income:
Commercial account fees	46	43	135	131
Card fees	24	26	72	75
Retail and business banking fees	18	17	50	49
Loan-related fees and income	17	23	50	63
Capital markets fees	28	18	73	62
Wealth management fees	14	15	44	44
Other customer-related fees	14	15	42	46
Customer-related noninterest income	161	157	466	470
Fair value and nonhedge derivative income	(3)	7	(3)	5
Dividends and other income (loss)	5	12	33	49
Securities gains (losses), net	9	4	11	5
Total noninterest income	172	180	507	529
Noninterest expense:
Salaries and employee benefits	317	311	966	974
Technology, telecom, and information processing	66	62	194	175
Occupancy and equipment, net	40	42	119	122
Professional and legal services	14	16	47	45
Marketing and business development	12	10	35	35
Deposit insurance and regulatory expense	19	20	74	60
Credit-related expense	6	6	19	19
Other real estate expense, net	—	—	(1)	—
Other	28	29	84	86
Total noninterest expense	502	496	1,537	1,516
Income before income taxes	277	228	742	736
Income taxes	63	53	174	182
Net income	214	175	568	554
Preferred stock dividends	(10)	(7)	(31)	(22)
Net earnings applicable to common shareholders	$204	$168	$537	$532
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	147,138	147,648	147,197	147,784
Diluted shares (in thousands)	147,150	147,653	147,202	147,794
Net earnings per common share:
Basic	$1.37	$1.13	$3.61	$3.57
Diluted	1.37	1.13	3.61	3.57
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023

Net income for the period	$214	$175	$568	$554
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	139	(161)	137	(170)
Unrealized loss amortization associated with the securities transferred from AFS to HTM	51	56	147	159
Net unrealized gains on other noninterest-bearing investments	—	1	1	1
Net unrealized holding gains (losses) on derivative instruments	2	(6)	1	15
Reclassification adjustment for decrease in interest income recognized in earnings on derivative instruments	21	32	70	99
Other comprehensive income (loss), net of tax	213	(78)	356	104
Comprehensive income	$427	$97	$924	$658
See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock shares (in thousands)	Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

Balance at June 30, 2024	$440	147,684	$1,713	$6,421	$(2,549)	$6,025
Net income for the period				214		214
Other comprehensive income, net of tax					213	213
Bank common stock repurchased		(3)				—
Net activity under employee plans and related tax benefits		18	4			4
Dividends on preferred stock				(10)		(10)
Dividends on common stock, $0.41 per share				(61)		(61)
Balance at September 30, 2024	$440	147,699	$1,717	$6,564	$(2,336)	$6,385

Balance at June 30, 2023	$440	148,144	$1,722	$6,051	$(2,930)	$5,283
Net income for the period				175		175
Other comprehensive loss, net of tax					(78)	(78)
Net activity under employee plans and related tax benefits		2	4			4
Dividends on preferred stock				(7)		(7)
Dividends on common stock, $0.41 per share				(61)		(61)
Change in deferred compensation				(1)		(1)
Balance at September 30, 2023	$440	148,146	$1,726	$6,157	$(3,008)	$5,315

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions, except shares and per share amounts)	Preferred stock	Common stock shares (in thousands)	Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

Balance at December 31, 2023	$440	148,153	$1,731	$6,212	$(2,692)	$5,691
Net income for the period				568		568
Other comprehensive income, net of tax					356	356
Bank common stock repurchased		(893)	(35)			(35)
Net activity under employee plans and related tax benefits		439	21			21
Dividends on preferred stock				(31)		(31)
Dividends on common stock, $1.23 per share				(184)		(184)
Change in deferred compensation				(1)		(1)
Balance at September 30, 2024	$440	147,699	$1,717	$6,564	$(2,336)	$6,385

Balance at December 31, 2022	$440	148,664	$1,754	$5,811	$(3,112)	$4,893
Net income for the period				554		554
Other comprehensive income, net of tax					104	104
Cumulative effect adjustment, due to adoption of ASU 2022-02, net of tax				2		2
Bank common stock repurchased		(953)	(50)			(50)
Net activity under employee plans and related tax benefits		435	22			22
Dividends on preferred stock				(22)		(22)
Dividends on common stock, $1.23 per share				(184)		(184)
Change in deferred compensation				(4)		(4)
Balance at September 30, 2023	$440	148,146	$1,726	$6,157	$(3,008)	$5,315
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$568	$554
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	31	132
Depreciation and amortization	95	108
Share-based compensation	28	28
Deferred income tax expense	3	21
Net (increase) decrease in trading securities	(20)	434
Net decrease (increase) in loans held for sale	2	(10)
Change in other liabilities	(188)	(260)
Change in other assets	136	74
Other, net	(24)	49
Net cash provided by operating activities	631	1,130
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in money market investments	186	636
Proceeds from maturities and paydowns of investment securities held-to-maturity	776	811
Purchases of investment securities held-to-maturity	(62)	(40)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	1,527	1,846
Purchases of investment securities available-for-sale	(528)	(484)
Net change in loans and leases	(1,130)	(1,241)
Purchases and sales of other noninterest-bearing investments	21	207
Purchases of premises and equipment	(69)	(84)
Other, net	5	(19)
Net cash provided by investing activities	726	1,632
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	757	3,747
Net change in short-term borrowed funds	(1,460)	(6,071)
Redemption of long-term debt	—	(128)
Proceeds from the issuance of common stock	1	2
Dividends paid on common and preferred stock	(215)	(211)
Bank common stock repurchased	(35)	(50)
Other, net	(7)	(8)
Net cash used in financing activities	(959)	(2,719)
Net increase in cash and due from banks	398	43
Cash and due from banks at beginning of period	716	657
Cash and due from banks at end of period	$1,114	$700
Cash paid for interest	$1,423	$913
Net cash paid for income taxes	131	233
Noncash activities:
Loans held for investment reclassified to loans held for sale, net	144	67
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2024
1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Zions Bancorporation, National Association and its majority-owned subsidiaries (collectively “Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”) have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. References to GAAP, including standards promulgated by the Financial Accounting Standards Board (“FASB”), are made according to sections of the Accounting Standards Codification.
The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying Notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and accompanying footnotes included in our 2023 Form 10-K.
We evaluated events that occurred between September 30, 2024 and the date the accompanying financial statements were issued, and determined that there were no material events that would require adjustments to our consolidated financial statements or significant disclosure in the accompanying Notes.
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

Standards not yet adopted by the Bank as of September 30, 2024

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
Fair Value Hierarchy
The following schedule presents assets and liabilities measured at fair value on a recurring basis:

(In millions)	September 30, 2024
	Level 1	Level 2	Level 3	Total
ASSETS
Trading securities	$—	$68	$—	$68
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	490	7,792		8,282
Municipal securities		1,189		1,189
Other debt securities		24		24
Total available-for-sale	490	9,005	—	9,495
Loans held for sale		58		58
Other noninterest-bearing investments:
Bank-owned life insurance		560		560
Private equity investments [1]	3		105	108
Other assets:
Agriculture loan servicing			19	19
Deferred compensation plan assets	139			139
Derivatives		382		382
Total assets	$632	$10,073	$124	$10,829
LIABILITIES
Securities sold, not yet purchased	$4	$—	$—	$4
Other liabilities:
Derivatives		295		295
Total liabilities	$4	$295	$—	$299
1 The Level 1 private equity investments (“PEIs”) generally relate to the portion of our Small Business Investment Company (“SBIC”) investments and other similar investments that are publicly traded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	December 31, 2023
	Level 1	Level 2	Level 3	Total
ASSETS
Trading securities	$—	$48	$—	$48
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	492	8,467		8,959
Municipal securities		1,318		1,318
Other debt securities		23		23
Total available-for-sale	492	9,808	—	10,300
Loans held for sale		43		43
Other noninterest-bearing investments:
Bank-owned life insurance		553		553
Private equity investments [1]	3		92	95
Other assets:
Agriculture loan servicing			19	19
Deferred compensation plan assets	124			124
Derivatives		420		420
Total assets	$619	$10,872	$111	$11,602
LIABILITIES
Securities sold, not yet purchased	$65	$—	$—	$65
Other liabilities:
Derivatives		333		333
Total liabilities	$65	$333	$—	$398
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
At September 30, 2024 and December 31, 2023, we had $58 million and $43 million of loans measured at fair value ($58 million and $43 million par value), respectively. During the first nine months of 2024 and 2023, we recognized approximately $10 million and $3 million of net gains from loan sales and valuation adjustments of loans carried at fair value and the associated derivatives, respectively.
Level 3 Valuations
Our Level 3 financial instruments include PEIs and agriculture loan servicing. For additional information regarding our Level 3 financial instruments, including the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2023 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Roll-forward of Level 3 Fair Value Measurements
The following schedule presents a roll-forward of assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended				Nine Months Ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
(In millions)	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing

Balance at beginning of period	$101	$20	$84	$17	$92	$19	$81	$14
Unrealized securities gains (losses), net	5	—	2	—	7	—	(1)	—
Other noninterest income (expense)	—	(1)	—	—	—	—	—	4
Purchases	1	—	3	—	10	—	9	(1)
Cost of investments sold	(2)	—	—	—	(4)	—	—	—
Transfers out	—	—	—	—	—	—	—	—
Balance at end of period	$105	$19	$89	$17	$105	$19	$89	$17
The roll-forward of Level 3 instruments includes the following realized gains and losses recognized in “Securities gains (losses), net” on the consolidated statement of income for the periods presented:

(In millions)	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Securities gains (losses), net	$(2)	$—	$(1)	$—
Nonrecurring Fair Value Measurements
Certain assets and liabilities may be measured at fair value on a nonrecurring basis, including impaired loans that have been measured based on the fair value of the underlying collateral, other real estate owned (“OREO”), and equity investments without readily determinable fair values. Nonrecurring fair value adjustments generally include changes in value resulting from observable price changes for equity investments without readily determinable fair values, write-downs of individual assets, or the application of lower of cost or fair value accounting. At September 30, 2024, we had approximately $1 million of collateral-dependent loans marked to fair value and classified in Level 2. During the third quarter of 2024, we recognized $1 million of losses from fair value changes related to these loans. For additional information regarding assets and liabilities measured at fair value on a nonrecurring basis, see Note 3 of our 2023 Form 10-K.

Fair Value of Certain Financial Instruments
The following schedule presents the carrying values and estimated fair values of certain financial instruments:

	September 30, 2024			December 31, 2023
(In millions)	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Financial assets:
Held-to-maturity investment securities	$9,857	$10,024	2	$10,382	$10,466	2
Loans and leases (including loans held for sale), net of allowance	58,287	55,905	3	57,148	54,832	3
Financial liabilities:
Time deposits	11,503	11,497	2	9,996	9,964	2
Long-term debt	548	533	2	542	494	2
The preceding schedule does not include certain financial instruments that are recorded at fair value on a recurring basis, as well as certain financial assets and liabilities for which the carrying value approximates fair value. For

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2023 Form 10-K.
4. OFFSETTING ASSETS AND LIABILITIES
The following schedules present gross and net information for selected financial instruments on the balance sheet:

	September 30, 2024
				Gross amounts not offset on the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset on the balance sheet	Net amounts presented on the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$986	$—	$986	$—	$—	$986
Derivatives (included in other assets)	382	—	382	(92)	(192)	98
Total assets	$1,368	$—	$1,368	$(92)	$(192)	$1,084
Liabilities:
Federal funds and other short-term borrowings	$2,919	$—	$2,919	$—	$—	$2,919
Derivatives (included in other liabilities)	295	—	295	(92)	(3)	200
Total liabilities	$3,214	$—	$3,214	$(92)	$(3)	$3,119

	December 31, 2023
				Gross amounts not offset on the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset on the balance sheet	Net amounts presented on the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$1,170	$(233)	$937	$—	$—	$937
Derivatives (included in other assets)	420	—	420	(31)	(357)	32
Total assets	$1,590	$(233)	$1,357	$(31)	$(357)	$969
Liabilities:
Federal funds and other short-term borrowings	$4,612	$(233)	$4,379	$—	$—	$4,379
Derivatives (included in other liabilities)	333	—	333	(31)	(1)	301
Total liabilities	$4,945	$(233)	$4,712	$(31)	$(1)	$4,680
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
5. INVESTMENT SECURITIES
Investment securities are classified as available-for-sale (“AFS”) or held-to-maturity (“HTM”). AFS securities are carried at fair value, and changes in fair value (unrealized gains and losses) are reported as net increases or decreases to accumulated other comprehensive income (“AOCI”), net of related taxes. HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. The amortized cost represents the original cost of the investment, adjusted for related amortization or accretion of any purchase premiums or discounts, and for any impairment losses, including credit-related impairment.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The carrying values of our investment securities do not include accrued interest receivables of $54 million and $65 million at September 30, 2024 and December 31, 2023, respectively. These receivables are included in “Other assets” on the consolidated balance sheet.
When a security is transferred from AFS to HTM, the difference between its amortized cost basis and fair value at the date of transfer is amortized as a yield adjustment through interest income, and the fair value at the date of transfer results in either a premium or discount to the amortized cost basis of the HTM securities. The amortization of unrealized gains or losses reported in AOCI will offset the effect of the amortization of the premium or discount in interest income that is created by the transfer. The discount associated with securities previously transferred from AFS to HTM was $1.9 billion ($1.4 billion after tax) at September 30, 2024, compared with $2.1 billion ($1.5 billion after tax) at December 31, 2023.
See Notes 3 and 5 of our 2023 Form 10-K for more information regarding our process to estimate the fair value and accounting for our investment securities, respectively. The following schedule presents the amortized cost and estimated fair values of our AFS and HTM securities:

	September 30, 2024
(In millions)	Amortized cost	Gross unrealized gains [1]	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$580	$—	$90	$490
U.S. Government agencies and corporations:
Agency securities	478	—	20	458
Agency guaranteed mortgage-backed securities	7,914	2	1,047	6,869
Small Business Administration loan-backed securities	483	—	18	465
Municipal securities	1,251	—	62	1,189
Other debt securities	25	—	1	24
Total available-for-sale	10,731	2	1,238	9,495
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	149	—	5	144
Agency guaranteed mortgage-backed securities	9,384	215	29	9,570
Municipal securities	324	—	14	310
Total held-to-maturity	9,857	215	48	10,024
Total investment securities	$20,588	$217	$1,286	$19,519

	December 31, 2023
(In millions)	Amortized cost	Gross unrealized gains [1]	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$585	$—	$93	$492
U.S. Government agencies and corporations:
Agency securities	663	—	33	630
Agency guaranteed mortgage-backed securities	8,530	—	1,239	7,291
Small Business Administration loan-backed securities	571	—	25	546
Municipal securities	1,385	—	67	1,318
Other debt securities	25	—	2	23
Total available-for-sale	11,759	—	1,459	10,300
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	93	—	6	87
Agency guaranteed mortgage-backed securities	9,935	156	50	10,041
Municipal securities	354	—	16	338
Total held-to-maturity	10,382	156	72	10,466
Total investment securities	$22,141	$156	$1,531	$20,766
1 Gross unrealized gains for the respective AFS security categories without values were individually less than $1 million.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Maturities
The following schedule presents the amortized cost and weighted average yields of debt securities by remaining contractual maturity of principal payments at September 30, 2024, and does not incorporate interest rate resets and fair value hedges. The remaining contractual principal maturities do not reflect the duration of the portfolio, which would incorporate amortization and expected prepayments; the effects of which result in measured durations shorter than contractual maturities.

	September 30, 2024
	Total debt securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollar amounts in millions)	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
Available-for-sale
U.S. Treasury securities	$580	3.16%	$179	4.98%	$—	—%	$—	—%	$401	2.35%
U.S. Government agencies and corporations:
Agency securities	478	3.10	43	3.59	107	3.10	194	2.96	134	3.14
Agency guaranteed mortgage-backed securities	7,914	2.03	16	1.17	108	1.92	1,372	2.11	6,418	2.02
Small Business Administration loan-backed securities	483	5.23	1	6.02	12	6.38	133	4.26	337	5.57
Municipal securities [1]	1,251	2.25	166	2.99	362	2.61	682	1.87	41	2.31
Other debt securities	25	8.78	—	—	10	9.51	—	—	15	8.29
Total available-for-sale securities	10,731	2.32	405	3.87	599	2.77	2,381	2.23	7,346	2.23
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	149	4.19	—	—	—	—	—	—	149	4.19
Agency guaranteed mortgage-backed securities	9,384	1.85	—	—	—	—	42	1.90	9,342	1.85
Municipal securities [1]	324	3.20	33	3.23	136	3.01	140	3.31	15	3.92
Total held-to-maturity securities	9,857	1.93	33	3.23	136	3.01	182	2.98	9,506	1.89
Total investment securities	$20,588	2.13	$438	3.82	$735	2.81	$2,563	2.28	$16,852	2.04
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents gross unrealized losses for AFS securities and the estimated fair value by length of time the securities have been in an unrealized loss position:

	September 30, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$—	$—	$90	$311	$90	$311
U.S. Government agencies and corporations:
Agency securities	—	1	20	445	20	446
Agency guaranteed mortgage-backed securities	—	2	1,047	6,579	1,047	6,581
Small Business Administration loan-backed securities	—	4	18	412	18	416
Municipal securities	—	27	62	1,071	62	1,098
Other	—	—	1	14	1	14
Total available-for-sale investment securities	$—	$34	$1,238	$8,832	$1,238	$8,866

	December 31, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$—	$—	$93	$308	$93	$308
U.S. Government agencies and corporations:
Agency securities	—	5	33	605	33	610
Agency guaranteed mortgage-backed securities	71	312	1,168	6,902	1,239	7,214
Small Business Administration loan-backed securities	—	4	25	484	25	488
Municipal securities	2	229	65	1,061	67	1,290
Other	—	—	2	13	2	13
Total available-for-sale investment securities	$73	$550	$1,386	$9,373	$1,459	$9,923
At September 30, 2024 and December 31, 2023, approximately 2,589 and 2,998 AFS investment securities were in an unrealized loss position, respectively.
Impairment
On a quarterly basis, we review our investment securities portfolio for the presence of impairment on an individual security basis. For additional information on our policy and impairment evaluation process for investment securities, see Note 5 of our 2023 Form 10-K.
AFS Impairment
We did not recognize any impairment on our AFS investment securities portfolio during the first nine months of both 2024 and 2023. Unrealized losses primarily relate to higher interest rates subsequent to the purchase of securities and are not attributable to credit; as such, absent any future sales, we would expect to receive the full principal value at maturity. At September 30, 2024, we had not initiated any sales of AFS securities, nor did we have an intent to sell any identified securities with unrealized losses. We do not believe it is more likely than not that we would be required to sell such securities before recovery of their amortized cost basis.
HTM Impairment
For HTM securities, the allowance for credit losses (“ACL”) is assessed consistent with the approach described in Note 6 for loans and leases measured at amortized cost. At September 30, 2024, the ACL on HTM securities was less than $1 million, all HTM securities were risk-graded as “Pass” in terms of credit quality, and none were considered past due.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Investment Securities Gains and Losses Recognized in Income
The following schedule presents investment securities gains and losses recognized in income:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Available-for-sale	$—	$—	$—	$—	$—	$—	$72	$73
The following schedule presents interest income by investment security type:

	Three Months Ended September 30,
	2024			2023
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total

Available-for-sale	$75	$8	$83	$76	$9	$85
Held-to-maturity	54	1	55	58	1	59
Total investment securities	$129	$9	$138	$134	$10	$144

	Nine Months Ended September 30,
	2024			2023
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total

Available-for-sale	$227	$24	$251	$214	$23	$237
Held-to-maturity	165	3	168	178	3	181
Total investment securities	$392	$27	$419	$392	$26	$418
6. LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
Loans and leases are summarized as follows according to major portfolio segment and specific loan class:

(In millions)	September 30, 2024	December 31, 2023

Loans held for sale	$97	$53
Commercial:
Commercial and industrial	$16,757	$16,684
Leasing	377	383
Owner-occupied	9,381	9,219
Municipal	4,270	4,302
Total commercial	30,785	30,588
Commercial real estate:
Construction and land development	2,833	2,669
Term	10,650	10,702
Total commercial real estate	13,483	13,371
Consumer:
Home equity credit line	3,543	3,356
1-4 family residential	9,489	8,415
Construction and other consumer real estate	997	1,442
Bankcard and other revolving plans	461	474
Other	126	133
Total consumer	14,616	13,820
Total loans and leases	$58,884	$57,779

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Loans and leases are measured and presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $35 million and $37 million at September 30, 2024 and December 31, 2023, respectively. Amortized cost basis does not include accrued interest receivables of $289 million and $299 million at September 30, 2024 and December 31, 2023, respectively. These receivables are included in “Other assets” on the consolidated balance sheet.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $233 million at September 30, 2024 and $219 million at December 31, 2023.
Loans with a carrying value of $40.6 billion at September 30, 2024 and $36.3 billion at December 31, 2023 have been pledged at the Federal Reserve (“FRB”) and the Federal Home Loan Bank (“FHLB”) of Des Moines as collateral for current and potential borrowings.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023

Loans added to held for sale	$289	$183	$688	$489
Loans sold from held for sale	304	204	644	480
Occasionally, we have continuing involvement in the sold loans in the form of servicing rights or guarantees. The principal balance of sold loans for which we retain servicing was $582 million and $431 million at September 30, 2024 and December 31, 2023, respectively. Income from sold loans, excluding servicing, was $2 million and $5 million for the three and nine months ended September 30, 2024, and $8 million and $15 million for the three and nine months ended September 30, 2023, respectively. Other income from loans sold includes fair value adjustments on loans that are included in “Capital markets fees” on the consolidated statement of income.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Changes in the ACL are summarized as follows:

	Three Months Ended September 30, 2024
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$302	$300	$94	$696
Provision for loan losses	7	(13)	7	1
Gross loan and lease charge-offs	12	—	3	15
Recoveries	9	2	1	12
Net loan and lease charge-offs (recoveries)	3	(2)	2	3
Balance at end of period	$306	$289	$99	$694
Reserve for unfunded lending commitments
Balance at beginning of period	$16	$7	$7	$30
Provision for unfunded lending commitments	4	5	3	12
Balance at end of period	$20	$12	$10	$42
Total allowance for credit losses at end of period
Allowance for loan losses	$306	$289	$99	$694
Reserve for unfunded lending commitments	20	12	10	42
Total allowance for credit losses	$326	$301	$109	$736

	Nine Months Ended September 30, 2024
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$302	$241	$141	$684
Provision for loan losses	15	56	(37)	34
Gross loan and lease charge-offs	30	11	9	50
Recoveries	19	3	4	26
Net loan and lease charge-offs (recoveries)	11	8	5	24
Balance at end of period	$306	$289	$99	$694
Reserve for unfunded lending commitments
Balance at beginning of period	$19	$17	$9	$45
Provision for unfunded lending commitments	1	(5)	1	(3)
Balance at end of period	$20	$12	$10	$42
Total allowance for credit losses at end of period
Allowance for loan losses	$306	$289	$99	$694
Reserve for unfunded lending commitments	20	12	10	42
Total allowance for credit losses	$326	$301	$109	$736

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended September 30, 2023
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$323	$181	$147	$651
Provision for loan losses	3	44	(3)	44
Gross loan and lease charge-offs	12	3	5	20
Recoveries	5	—	1	6
Net loan and lease charge-offs (recoveries)	7	3	4	14
Balance at end of period	$319	$222	$140	$681
Reserve for unfunded lending commitments
Balance at beginning of period	$20	$29	$11	$60
Provision for unfunded lending commitments	1	(1)	(3)	(3)
Balance at end of period	$21	$28	$8	$57
Total allowance for credit losses at end of period
Allowance for loan losses	$319	$222	$140	$681
Reserve for unfunded lending commitments	21	28	8	57
Total allowance for credit losses	$340	$250	$148	$738

	Nine Months Ended September 30, 2023
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at December 31, 2022	$300	$156	$119	$575
Adjustment for change in accounting standard	—	(4)	1	(3)
Balance at beginning of period	300	152	120	572
Provision for loan losses	37	73	26	136
Gross loan and lease charge-offs	35	3	11	49
Recoveries	17	—	5	22
Net loan and lease charge-offs (recoveries)	18	3	6	27
Balance at end of period	$319	$222	$140	$681
Reserve for unfunded lending commitments
Balance at beginning of period	$16	$33	$12	$61
Provision for unfunded lending commitments	5	(5)	(4)	(4)
Balance at end of period	$21	$28	$8	$57
Total allowance for credit losses at end of period
Allowance for loan losses	$319	$222	$140	$681
Reserve for unfunded lending commitments	21	28	8	57
Total allowance for credit losses	$340	$250	$148	$738
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amortized cost basis of nonaccrual loans is summarized as follows:

	September 30, 2024
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Commercial:
Commercial and industrial	$27	$146	$173	$25
Leasing	—	2	2	—
Owner-occupied	13	16	29	1
Municipal	5	6	11	2
Total commercial	45	170	215	28
Commercial real estate:
Construction and land development	—	2	2	—
Term	38	29	67	2
Total commercial real estate	38	31	69	2
Consumer:
Home equity credit line	4	26	30	6
1-4 family residential	12	35	47	4
Bankcard and other revolving plans	—	1	1	1
Other	—	1	1	—
Total consumer	16	63	79	11
Total	$99	$264	$363	$41

	December 31, 2023
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance
Commercial:
Commercial and industrial	$11	$71	$82	$30
Leasing	—	2	2	1
Owner-occupied	12	8	20	1
Total commercial	23	81	104	32
Commercial real estate:
Construction and land development	22	—	22	—
Term	37	2	39	1
Total commercial real estate	59	2	61	1
Consumer:
Home equity credit line	1	16	17	5
1-4 family residential	8	32	40	5
Total consumer	9	48	57	10
Total	$91	$131	$222	$43
For accruing loans, interest is accrued and interest payments are recognized into interest income according to the contractual loan agreement. For nonaccruing loans, the accrual of interest is discontinued, any uncollected or accrued interest is reversed from interest income in a timely manner (generally within one month), and any payments received on these loans are not recognized into interest income, but are applied as a reduction to the principal outstanding. When the collectability of the amortized cost basis for a nonaccrual loan is no longer in doubt, then interest payments may be recognized in interest income on a cash basis. For the three and nine months ended September 30, 2024 and 2023, there was no interest income recognized on a cash basis during the period the loans were on nonaccrual.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amount of accrued interest receivables reversed from interest income during the periods presented is summarized by loan portfolio segment as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023

Commercial	$5	$2	$10	$7
Commercial real estate	1	2	4	2
Consumer	1	—	3	1
Total	$7	$4	$17	$10
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
Past due loans (accruing and nonaccruing) are summarized as follows:

	September 30, 2024
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$16,691	$35	$31	$66	$16,757	$6	$140
Leasing	376	1	—	1	377	—	1
Owner-occupied	9,359	15	7	22	9,381	—	17
Municipal	4,243	27	—	27	4,270	—	11
Total commercial	30,669	78	38	116	30,785	6	169
Commercial real estate:
Construction and land development	2,828	3	2	5	2,833	—	—
Term	10,616	3	31	34	10,650	—	37
Total commercial real estate	13,444	6	33	39	13,483	—	37
Consumer:
Home equity credit line	3,521	12	10	22	3,543	—	15
1-4 family residential	9,450	10	29	39	9,489	—	15
Construction and other consumer real estate	996	1	—	1	997	—	—
Bankcard and other revolving plans	457	3	1	4	461	1	—
Other	125	1	—	1	126	—	1
Total consumer	14,549	27	40	67	14,616	1	31
Total	$58,662	$111	$111	$222	$58,884	$7	$237

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2023
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$16,631	$38	$15	$53	$16,684	$1	$65
Leasing	381	2	—	2	383	—	—
Owner-occupied	9,206	11	2	13	9,219	1	18
Municipal	4,301	1	—	1	4,302	—	—
Total commercial	30,519	52	17	69	30,588	2	83
Commercial real estate:
Construction and land development	2,645	2	22	24	2,669	—	—
Term	10,661	14	27	41	10,702	—	3
Total commercial real estate	13,306	16	49	65	13,371	—	3
Consumer:
Home equity credit line	3,334	17	5	22	3,356	—	9
1-4 family residential	8,375	17	23	40	8,415	—	13
Construction and other consumer real estate	1,442	—	—	—	1,442	—	—
Bankcard and other revolving plans	468	5	1	6	474	1	—
Other	132	1	—	1	133	—	—
Total consumer	13,751	40	29	69	13,820	1	22
Total	$57,576	$108	$95	$203	$57,779	$3	$108
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
The amount of loans classified as Doubtful totaled $20 million at September 30, 2024; we had no loans classified as Doubtful at December 31, 2023.
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

	September 30, 2024
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Commercial and industrial
Pass	$1,707	$2,281	$1,741	$918	$473	$752	$8,000	$135	$16,007
Special Mention	16	12	38	18	3	16	72	3	178
Accruing Substandard	29	58	138	20	2	22	127	3	399
Nonaccrual	5	13	47	18	1	8	77	4	173
Total commercial and industrial	1,757	2,364	1,964	974	479	798	8,276	145	16,757
Leasing
Pass	73	85	104	33	18	47	—	—	360
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	1	3	8	2	1	—	—	—	15
Nonaccrual	—	—	2	—	—	—	—	—	2
Total leasing	74	88	114	35	19	47	—	—	377
Owner-occupied
Pass	934	1,080	1,715	1,789	923	2,220	253	51	8,965
Special Mention	—	1	17	8	1	11	17	—	55
Accruing Substandard	5	26	73	50	28	142	3	5	332
Nonaccrual	5	1	1	1	—	15	6	—	29
Total owner-occupied	944	1,108	1,806	1,848	952	2,388	279	56	9,381
Municipal
Pass	443	486	949	979	578	789	4	18	4,246
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	13	—	—	—	—	—	—	13
Nonaccrual	3	—	—	5	—	3	—	—	11
Total municipal	446	499	949	984	578	792	4	18	4,270
Total commercial	3,221	4,059	4,833	3,841	2,028	4,025	8,559	219	30,785
Commercial real estate:
Construction and land development
Pass	289	732	729	52	1	10	660	67	2,540
Special Mention	13	—	9	37	—	—	—	—	59
Accruing Substandard	11	19	102	100	—	—	—	—	232
Nonaccrual	—	—	—	—	—	—	2	—	2
Total construction and land development	313	751	840	189	1	10	662	67	2,833
Term
Pass	1,108	1,360	2,271	1,460	1,113	1,843	274	163	9,592
Special Mention	72	14	64	30	46	24	—	—	250
Accruing Substandard	189	66	274	153	13	35	1	10	741
Nonaccrual	—	—	22	—	—	11	—	34	67
Total term	1,369	1,440	2,631	1,643	1,172	1,913	275	207	10,650
Total commercial real estate	1,682	2,191	3,471	1,832	1,173	1,923	937	274	13,483

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	September 30, 2024
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	3,412	96	3,508
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	5	—	5
Nonaccrual	—	—	—	—	—	—	23	7	30
Total home equity credit line	—	—	—	—	—	—	3,440	103	3,543
1-4 family residential
Pass	697	842	2,810	1,884	944	2,264	—	—	9,441
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	1	—	—	1
Nonaccrual	—	3	8	7	2	27	—	—	47
Total 1-4 family residential	697	845	2,818	1,891	946	2,292	—	—	9,489
Construction and other consumer real estate
Pass	95	251	583	57	8	3	—	—	997
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	95	251	583	57	8	3	—	—	997
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	457	1	458
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	460	1	461
Other consumer
Pass	46	39	25	10	3	2	—	—	125
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	1	—	—	—	—	—	—	1
Total other consumer	46	40	25	10	3	2	—	—	126
Total consumer	838	1,136	3,426	1,958	957	2,297	3,900	104	14,616
Total loans	$5,741	$7,386	$11,730	$7,631	$4,158	$8,245	$13,396	$597	$58,884

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2023
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2023	2022	2021	2020	2019	Prior			Total
Commercial:
Commercial and industrial
Pass	$2,654	$2,420	$1,204	$639	$494	$598	$7,973	$151	$16,133
Special Mention	8	98	34	2	20	37	103	—	302
Accruing Substandard	11	18	7	2	19	8	99	3	167
Nonaccrual	5	36	1	2	11	1	21	5	82
Total commercial and industrial	2,678	2,572	1,246	645	544	644	8,196	159	16,684
Leasing
Pass	104	125	47	29	45	18	—	—	368
Special Mention	2	9	1	1	—	—	—	—	13
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	2	—	—	—	—	—	—	2
Total leasing	106	136	48	30	45	18	—	—	383
Owner-occupied
Pass	1,080	1,945	2,020	1,002	721	1,907	212	52	8,939
Special Mention	2	5	17	5	17	15	—	—	61
Accruing Substandard	10	31	29	21	16	90	2	—	199
Nonaccrual	—	1	1	7	3	8	—	—	20
Total owner-occupied	1,092	1,982	2,067	1,035	757	2,020	214	52	9,219
Municipal
Pass	601	1,080	1,069	623	382	512	—	3	4,270
Special Mention	7	—	—	—	—	6	—	—	13
Accruing Substandard	8	—	6	3	1	1	—	—	19
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	616	1,080	1,075	626	383	519	—	3	4,302
Total commercial	4,492	5,770	4,436	2,336	1,729	3,201	8,410	214	30,588
Commercial real estate:
Construction and land development
Pass	553	938	355	56	7	4	518	127	2,558
Special Mention	—	—	29	30	—	—	—	—	59
Accruing Substandard	23	2	—	5	—	—	—	—	30
Nonaccrual	—	—	—	—	21	—	1	—	22
Total construction and land development	576	940	384	91	28	4	519	127	2,669
Term
Pass	1,861	2,385	1,833	1,449	804	1,438	238	110	10,118
Special Mention	55	108	65	78	44	6	—	—	356
Accruing Substandard	79	18	12	16	5	24	—	35	189
Nonaccrual	—	26	—	—	3	10	—	—	39
Total term	1,995	2,537	1,910	1,543	856	1,478	238	145	10,702
Total commercial real estate	2,571	3,477	2,294	1,634	884	1,482	757	272	13,371

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2023
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2023	2022	2021	2020	2019	Prior			Total
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	3,237	97	3,334
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	4	1	5
Nonaccrual	—	—	—	—	—	—	15	2	17
Total home equity credit line	—	—	—	—	—	—	3,256	100	3,356
1-4 family residential
Pass	814	2,264	1,823	988	594	1,891	—	—	8,374
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	1	—	—	1
Nonaccrual	—	3	3	3	4	27	—	—	40
Total 1-4 family residential	814	2,267	1,826	991	598	1,919	—	—	8,415
Construction and other consumer real estate
Pass	212	1,002	200	15	7	6	—	—	1,442
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	212	1,002	200	15	7	6	—	—	1,442
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	471	1	472
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	—	—	—
Total bankcard and other revolving plans	—	—	—	—	—	—	473	1	474
Other consumer
Pass	66	37	18	6	4	2	—	—	133
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	66	37	18	6	4	2	—	—	133
Total consumer	1,092	3,306	2,044	1,012	609	1,927	3,729	101	13,820
Total loans	$8,155	$12,553	$8,774	$4,982	$3,222	$6,610	$12,896	$587	$57,779

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedules present gross charge-offs by year of loan origination for the periods presented.

	Three Months Ended September 30, 2024
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Commercial and industrial	$—	$1	$4	$—	$—	$1	$4	$1	$11
Owner-occupied	—	—	1	—	—	—	—	—	1
Total commercial	—	1	5	—	—	1	4	1	12
Consumer:
Home equity credit line	—	—	—	—	—	—	1	—	1
Bankcard and other revolving plans	—	—	—	—	—	—	2	—	2
Total consumer	—	—	—	—	—	—	3	—	3
Total gross charge-offs	$—	$1	$5	$—	$—	$1	$7	$1	$15

	Nine Months Ended September 30, 2024
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Commercial and industrial	$—	$3	$8	$2	$—	$4	$10	$2	$29
Owner-occupied	—	—	1	—	—	—	—	—	1
Total commercial	—	3	9	2	—	4	10	2	30
Commercial real estate:
Term	—	7	4	—	—	—	—	—	11
Consumer:
Home equity credit line	—	—	—	—	—	—	1	—	1
1-4 family residential	—	—	—	—	—	1	—	—	1
Bankcard and other revolving plans	—	—	—	—	—	—	6	—	6
Other	—	—	—	—	—	1	—	—	1
Total consumer	—	—	—	—	—	2	7	—	9
Total gross charge-offs	$—	$10	$13	$2	$—	$6	$17	$2	$50

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended September 30, 2023
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2023	2022	2021	2020	2019	Prior			Total
Commercial:
Commercial and industrial	$1	$4	$—	$—	$—	$—	$7	$—	$12
Commercial real estate:
Construction and land development	—	—	—	—	1	—	—	—	1
Term	—	2	—	—	—	—	—	—	2
Total commercial real estate	—	2	—	—	1	—	—	—	3
Consumer:
Home equity credit line	—	—	—	—	—	—	3	—	3
Bankcard and other revolving plans	—	—	—	—	—	—	2	—	2
Total consumer	—	—	—	—	—	—	5	—	5
Total gross charge-offs	$1	$6	$—	$—	$1	$—	$12	$—	$20

	Nine Months Ended September 30, 2023
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2023	2022	2021	2020	2019	Prior			Total
Commercial:
Commercial and industrial	$1	$10	$5	$—	$—	$1	$16	$2	$35
Commercial real estate:
Construction and land development	—	—	—	—	1	—	—	—	1
Term	—	2	—	—	—	—	—	—	2
Total commercial real estate	—	2	—	—	1	—	—	—	3
Consumer:
Home equity credit line	—	—	—	—	—	—	3	—	3
1-4 family residential	—	—	—	—	—	2	—	—	2
Bankcard and other revolving plans	—	—	—	—	—	—	6	—	6
Total consumer	—	—	—	—	—	2	9	—	11
Total gross charge-offs	$1	$12	$5	$—	$1	$3	$25	$2	$49

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
On an ongoing basis, we monitor the performance of all modified loans according to their modified terms. The amortized cost of modified loans that had a payment default during the three and nine months ended September 30, 2024, which were still in default at period end, and were within 12 months or less of being modified was approximately $5 million for both periods, primarily commercial real estate loans, and less than $1 million for both the three and nine months ended September 30, 2023, respectively.
The amortized cost of loans to borrowers experiencing financial difficulty that were modified during the period, by loan class and modification type, is summarized in the following schedule:

	Three Months Ended September 30, 2024
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$9	$11	$—	$1	$13	$34	0.2%
Commercial real estate:
Construction and land development	—	5	—	—	—	5	0.2
Term	—	33	—	—	36	69	0.6
Total commercial real estate	—	38	—	—	36	74	0.5
Total	$9	$49	$—	$1	$49	$108	0.2

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2024
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$9	$44	$—	$2	$22	$77	0.5%
Owner-occupied	—	1	—	—	—	1	—
Municipal	—	3	—	—	—	3	0.1
Total commercial	9	48	—	2	22	81	0.3
Commercial real estate:
Construction and land development	—	7	—	—	—	7	0.2
Term	—	110	—	—	36	146	1.4
Total commercial real estate	—	117	—	—	36	153	1.1
Consumer:
Home equity credit line	—	—	—	—	1	1	—
1-4 family residential	—	—	2	—	2	4	—
Other	—	1	—	—	—	1	0.8
Total consumer	—	1	2	—	3	6	—
Total	$9	$166	$2	$2	$61	$240	0.4

	Three Months Ended September 30, 2023
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$35	$—	$1	$—	$36	0.2%
Owner-occupied	—	3	—	—	—	3	—
Total commercial	—	38	—	1	—	39	0.1
Commercial real estate:
Construction and land development	—	—	—	—	—	—	—
Term	—	83	—	—	—	83	0.8
Total commercial real estate	—	83	—	—	—	83	0.6
Consumer:
1-4 family residential	—	—	—	—	1	1	—
Total	$—	$121	$—	$1	$1	$123	0.2

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2023
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$63	$—	$1	$—	$64	0.4%
Owner-occupied	4	8	—	—	—	12	0.1
Total commercial	4	71	—	1	—	76	0.3
Commercial real estate:
Construction and land development	—	23	—	—	—	23	0.9
Term	—	141	—	—	—	141	1.3
Total commercial real estate	—	164	—	—	—	164	1.2
Consumer:
1-4 family residential	—	—	1	—	1	2	—
Bankcard and other revolving plans	—	1	—	—	—	1	0.2
Total consumer	—	1	1	—	1	3	—
Total	$4	$236	$1	$1	$1	$243	0.4
1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $8 million and $10 million at September 30, 2024 and September 30, 2023, respectively.
3 Amounts less than 0.05% are rounded to zero.
The financial impact of loan modifications to borrowers experiencing financial difficulty is summarized in the following schedules:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)
Commercial:
Commercial and industrial	0.3%	5	0.4%	7
Owner-occupied	—	0	—	3
Municipal	—	0	—	61
Total commercial	0.3	5	0.4	9
Commercial real estate:
Construction and land development	—	8	—	1
Term	0.2	3	0.2	10
Total commercial real estate	0.2	8	0.2	10
Consumer:
Home equity credit line	—	0	6.8	44
1-4 family residential	—	0	1.3	78
Other	—	0	—	71
Total consumer	—	0	8.0	67
Total weighted average financial impact	0.3	7	0.4	11

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)
Commercial:
Commercial and industrial	—%	16	—%	12
Owner-occupied	—	2	4.4	13
Total commercial	—	14	4.4	12
Commercial real estate:
Construction and land development	—	0	—	5
Term	—	21	—	17
Total commercial real estate	—	21	—	16
Consumer: [1]
1-4 family residential	—	217	—	153
Bankcard and other revolving plans	—	0	—	63
Total consumer	—	217	—	117
Total weighted average financial impact	—	19	4.4	16
1 Primarily relates to a small number of loans within each consumer loan class.
Loan modifications to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023 resulted in less than $1 million of principal forgiveness for each respective period.
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after October 1, 2023 through September 30, 2024, presented by portfolio segment and loan class:

	September 30, 2024
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total amortized cost of loans
Commercial:
Commercial and industrial	$76	$4	$3	$7	$83
Owner-occupied	6	—	—	—	6
Municipal	3	8	—	8	11
Total commercial	85	12	3	15	100
Commercial real estate:
Construction and land development	24	—	2	2	26
Term	170	—	5	5	175
Total commercial real estate	194	—	7	7	201
Consumer:
Home equity credit line	1	—	—	—	1
1-4 family residential	4	—	—	—	4
Other	1	—	—	—	1
Total consumer	6	—	—	—	6
Total	$285	$12	$10	$22	$307

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after January 1, 2023, the date we adopted ASU 2022-02, through September 30, 2023, presented by portfolio segment and loan class:

	September 30, 2023
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total amortized cost of loans
Commercial:
Commercial and industrial	$64	$—	$—	$—	$64
Owner-occupied	9	3	—	3	12
Total commercial	73	3	—	3	76
Commercial real estate:
Construction and land development	23	—	—	—	23
Term	128	13	—	13	141
Total commercial real estate	151	13	—	13	164
Consumer:
1-4 family residential	2	—	—	—	2
Bankcard and other revolving plans	1	—	—	—	1
Total consumer	3	—	—	—	3
Total	$227	$16	$—	$16	$243
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
Select information on loans for which the borrower is experiencing financial difficulties and repayment is expected to be provided substantially through the operation or sale of the underlying collateral, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

	September 30, 2024
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Commercial and industrial	$12	Accounts Receivable	61%
Owner-occupied	4	Retail Facility	82
Municipal	5	Multifamily Apartments	177
Total commercial	21
Commercial real estate:
Construction and land development	2	Lots / Homes	122
Term	57	Office Building	92
Total commercial real estate	59
Consumer:
Home equity credit line	3	Single Family Residential	38
Total	$83

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2023
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Owner-occupied	$7	Hospital	17%
Commercial real estate:
Construction and land development	22	Office Building	92
Term	28	Office Building	87
Total commercial real estate	50
Total	$57
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
At September 30, 2024, the amount of foreclosed residential real estate property totaled $2 million; we had no foreclosed residential real estate property at December 31, 2023. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure was $8 million and $11 million for the same periods, respectively.
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
Fair Value Hedges of Liabilities — During the second quarter of 2023, we terminated our remaining receive-fixed interest rate swap with a notional amount of $500 million that had been designated in a qualifying fair value hedge relationship of fixed-rate debt. The receive-fixed interest rate swap effectively converted the interest on our fixed-rate debt to floating until it was terminated. Prior to termination, changes in the fair value of derivatives designated as fair value hedges of debt were offset by changes in the fair value of the hedged debt instruments. The unamortized hedge basis adjustments resulting from the terminated hedging relationship are being amortized over the remaining life of the fixed-rate debt.
Fair Value Hedges of Assets — Fair value hedges of fixed-rate assets effectively convert the fixed interest income to a floating rate on the hedged portion of the assets. Changes in fair value of derivatives designated as fair value hedges of fixed-rate financial assets were largely offset by changes in the value of the hedged assets, as shown in the schedules on the following pages. At September 30, 2024, we had pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $3.6 billion designated as fair value hedges of fixed-rate AFS securities. We had pay-fixed swaps with an additional $1.0 billion of aggregate notional designated as hedges of fixed-rate commercial loans.
Cash Flow Hedges — Cash flow hedges of variable-rate assets and liabilities effectively convert the variable interest receipts and payments to fixed. At September 30, 2024, we had receive-fixed, pay-floating interest rate swaps with an aggregate notional amount of $350 million designated as cash flow hedges of pools of floating-rate commercial loans. Additionally, at September 30, 2024, we had one pay-fixed, receive-floating interest rate swap with a notional amount of $500 million designated as a cash flow hedge of the variability in the interest payments on certain FHLB advances. Changes in the fair value of qualifying cash flow hedges during the quarter were recorded in AOCI as shown in the schedule below. The amounts deferred in AOCI are reclassified into earnings in the periods in which

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
the hedged interest receipts or payments occur (i.e., when the hedged forecasted transactions affect earnings). At September 30, 2024, there was $117 million of losses deferred in AOCI related to terminated cash flow hedges that are expected to be fully reclassified into earnings by October 2027.
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
Our derivative contracts require us to pledge collateral for derivatives that are in a net liability position at a given balance sheet date. Certain of these derivative contracts contain credit risk-related contingent features that include the requirement to maintain a minimum debt credit rating. We may be required to pledge additional collateral if a credit risk-related feature were triggered, such as a downgrade of our credit rating. In past situations, counterparties have not generally required that additional collateral be pledged when provided for by the contractual terms. At September 30, 2024, the fair value of our derivative liabilities was $295 million, for which we were required to pledge cash collateral of $4 million in the normal course of business. If our credit rating were downgraded one notch by either Standard & Poor’s (“S&P”) or Moody’s at September 30, 2024, there would likely be no additional collateral required to be pledged.
Derivative Amounts
The following schedule presents information regarding notional amounts and recorded gross fair values at September 30, 2024 and December 31, 2023, and the related gain (loss) of derivative instruments:

	September 30, 2024			December 31, 2023
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets:
Receive-fixed interest rate swaps	$350	$—	$—	$1,450	$—	$—
Cash flow hedges of floating-rate liabilities:
Pay-fixed interest rate swaps	500	—	—	500	—	—
Fair value hedges:
Asset hedges: Pay-fixed interest rate swaps	4,568	69	—	4,571	78	—
Total derivatives designated as hedging instruments	5,418	69	—	6,521	78	—
Derivatives not designated as hedging instruments:
Customer interest rate derivatives [1]	15,950	308	292	14,375	337	330
Other interest rate derivatives	1,030	1	—	1,001	1	—
Foreign exchange derivatives	260	3	3	216	3	3
Purchased credit derivatives	53	1	—	35	1	—
Total derivatives not designated as hedging instruments	17,293	313	295	15,627	342	333
Total derivatives	$22,711	$382	$295	$22,148	$420	$333
1 Customer interest rate derivatives include both customer-facing derivatives as well as offsetting derivatives facing other dealer banks. The fair value of these derivatives include a net credit valuation adjustment of $5 million and $9 million, reducing the fair value of the liability at September 30, 2024, and December 31, 2023, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The amount of derivative gains/(losses) from cash flow and fair value hedges that were deferred in other comprehensive income (“OCI”) or recognized in earnings for the three and nine months ended September 30, 2024 and 2023 is presented in the schedules below.

	Three Months Ended September 30, 2024
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness/AOCI reclass due to missed forecast
Cash flow hedges of floating-rate assets:[1]
Receive-fixed interest rate swaps	$5	$(30)	$—	$—
Cash flow hedges of floating-rate liabilities:
Pay-fixed interest rate swaps	(2)	2	—	—
Fair value hedges:[2]
Debt hedges: Receive-fixed interest rate swaps	—	—	(2)	—
Asset hedges: Pay-fixed interest rate swaps	—	—	24	—
Total derivatives designated as hedging instruments	$3	$(28)	$22	$—

	Nine Months Ended September 30, 2024
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness/AOCI reclass due to missed forecast
Cash flow hedges of floating-rate assets: [1]
Receive-fixed interest rate swaps	$(2)	$(99)	$—	$—
Cash flow hedges of floating-rate liabilities:
Pay-fixed interest rate swaps	3	6	—	—
Fair value hedges: [2]
Debt hedges: Receive-fixed interest rate swaps	—	—	(5)	—
Asset hedges: Pay-fixed interest rate swaps	—	—	70	—
Total derivatives designated as hedging instruments	$1	$(93)	$65	$—

	Three Months Ended September 30, 2023
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness/AOCI reclass due to missed forecast
Cash flow hedges of floating-rate assets:[1]
Receive-fixed interest rate swaps	$7	$(41)	$—	$—
Cash flow hedges of floating-rate liabilities:
Pay-fixed interest rate swaps	(3)	2	—	—
Fair value hedges: [2]
Debt hedges: Receive-fixed interest rate swaps	—	—	(2)	—
Asset hedges: Pay-fixed interest rate swaps	—	—	20	(1)
Total derivatives designated as hedging instruments	$4	$(39)	$18	$(1)

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2023
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness/AOCI reclass due to missed forecast
Cash flow hedges of floating-rate assets: [1]
Receive-fixed interest rate swaps	$24	$(131)	$—	$—
Cash flow hedges of floating-rate liabilities:
Pay-fixed interest rate swaps	8	3	—	—
Fair value hedges: [2]
Debt hedges: Receive-fixed interest rate swaps	—	—	(8)	—
Asset hedges: Pay-fixed interest rate swaps	—	—	36	(1)
Total derivatives designated as hedging instruments	$32	$(128)	$28	$(1)
1 For the 12 months following September 30, 2024, we estimate that $73 million of losses will be reclassified from AOCI into interest income, compared with an estimate of $133 million of losses at September 30, 2023.
2 We had total cumulative unamortized basis adjustments from terminated fair value hedges of debt of $41 million and $48 million at September 30, 2024 and 2023, respectively. We had $3 million of cumulative unamortized basis adjustments from terminated fair value hedges of assets at both September 30, 2024 and 2023. Interest on fair value hedges presented above includes the amortization of the remaining unamortized basis adjustments.
The amount of gains/(losses) recognized from derivatives not designated as accounting hedges is summarized as follows:

	Other Noninterest Income/(Expense)
(In millions)	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	$4	$17	$11	$22
Other interest rate derivatives	(2)	(1)	1	4
Foreign exchange derivatives	8	22	8	22
Purchased credit derivatives	—	—	—	(1)
Total derivatives not designated as hedging instruments	$10	$38	$20	$47
The following schedule presents derivatives used in fair value hedge accounting relationships, as well as pre-tax gains/(losses) recorded on such derivatives and the related hedged items for the periods presented:

Gains/(losses) recorded in income
	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
(In millions)	Derivatives	Hedged items	Total income statement impact	Derivatives	Hedged items	Total income statement impact

Debt: Receive-fixed interest rate swaps [1,2]	$—	$—	$—	$—	$—	$—
Assets: Pay-fixed interest rate swaps [1,2]	(166)	166	—	144	(145)	(1)

	Gains/(losses) recorded in income
	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
(In millions)	Derivatives	Hedged items	Total income statement impact	Derivatives	Hedged items	Total income statement impact

Debt: Receive-fixed interest rate swaps [1,2]	$—	$—	$—	$14	$(14)	$—
Assets: Pay-fixed interest rate swaps [1,2]	(47)	47	—	171	(172)	(1)
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule provides information regarding basis adjustments for hedged items:

	Par value of hedged assets		Carrying amount of the hedged assets [1]		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged item
(In millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023

Fixed-rate assets [2]	$11,489	$12,389	$11,190	$12,209	$299	$(180)
1 Carrying amounts exclude (1) issuance and purchase discounts or premiums, (2) unamortized issuance and acquisition costs, and (3) amounts related to terminated fair value hedges.
2 These amounts include the amortized cost basis of defined portfolios of AFS securities and commercial loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the defined portfolio anticipated to be outstanding for the designated hedged period. At September 30, 2024, the amortized cost basis of the defined portfolios used in these hedging relationships was $10.4 billion; the cumulative basis adjustment associated with these hedging relationships was $48 million; and the notional amounts of the designated hedging instruments were $3.5 billion.
8. LEASES
We have operating and finance leases for branches, corporate offices, and data centers. At September 30, 2024, we had 409 branches, of which 279 are owned and 130 are leased. We lease our headquarters in Salt Lake City, Utah. The remaining maturities of our lease commitments range from the year 2024 to 2062, and some lease arrangements include options to extend or terminate the leases.
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
The following schedule presents ROU assets and lease liabilities with the associated weighted average remaining life and discount rate:

(Dollar amounts in millions)	September 30, 2024	December 31, 2023
Operating leases
ROU assets, net of amortization	$164	$172
Lease liabilities	187	198
Finance leases
ROU assets, net of amortization	3	3
Lease liabilities	4	4
Weighted average remaining lease term (years)
Operating leases	8.6	8.7
Finance leases	15.8	16.5
Weighted average discount rate
Operating leases	3.6%	3.4%
Finance leases	3.1	3.1

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents additional information related to lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Lease expense:
Operating lease expense	$10	$11	$30	$32
Other expenses associated with operating leases [1]	16	16	46	46
Total lease expense	$26	$27	$76	$78

Related cash disbursements from operating leases	$11	$11	$33	$36
1 Other expenses primarily include property taxes and building and property maintenance.
The following schedule presents the total contractual undiscounted lease payments for operating lease liabilities by expected due date for each of the next five years:

(In millions)	Total undiscounted lease payments

2024 [1]	$11
2025	39
2026	35
2027	25
2028	20
Thereafter	93
Total	$223
1 Contractual maturities for the three months remaining in 2024.
We enter into certain lease agreements where we are the lessor of real estate. Real estate leases are made from bank-owned and subleased property to generate cash flow from the property, including from leasing vacant suites in which we occupy portions of the building. Operating lease income was $3 million for both the third quarter of 2024 and 2023, and $10 million and $11 million for the first nine months of 2024 and 2023, respectively.
We originated equipment leases, considered to be sales-type leases or direct financing leases, totaling $377 million and $383 million at September 30, 2024 and December 31, 2023, respectively. We recorded income of $5 million and $4 million on these leases for the third quarter of 2024 and 2023, respectively, and $14 million and $12 million for the first nine months of 2024 and 2023, respectively.
9. LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
The long-term debt carrying values presented on the consolidated balance sheet represent the par value of the debt, adjusted for any unamortized premium or discount, unamortized debt issuance costs, and basis adjustments for interest rate swaps designated as fair value hedges.
The following schedule presents the components of our long-term debt:
LONG-TERM DEBT

(In millions)	September 30, 2024	December 31, 2023

Subordinated notes [1]	$544	$538
Finance lease obligations	4	4
Total	$548	$542
1 The change in the subordinated notes balance is primarily due to a fair value hedge accounting adjustment. See also Note 7.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Shareholders' Equity
Our common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. At September 30, 2024, there were 147.7 million shares of $0.001 par value common stock outstanding. Common stock and additional paid-in capital was $1.7 billion at both September 30, 2024 and December 31, 2023.
The AOCI balance was a loss of $2.3 billion at September 30, 2024, and largely reflects a decline in the fair value of fixed-rate AFS securities as a result of changes in interest rates, and includes $1.9 billion ($1.4 billion after tax) of unrealized losses on the securities previously transferred from AFS to HTM. The following schedule presents the changes in AOCI by major component:

(In millions)	Net unrealized gains/(losses) on investment securities	Net unrealized gains/(losses) on derivatives and other	Pension and post-retirement	Total
Nine Months Ended September 30, 2024
Balance at December 31, 2023	$(2,526)	$(165)	$(1)	$(2,692)
Other comprehensive income before reclassifications, net of tax	137	2	—	139
Amounts reclassified from AOCI, net of tax	147	70	—	217
Other comprehensive income	284	72	—	356
Balance at September 30, 2024	$(2,242)	$(93)	$(1)	$(2,336)
Income tax expense included in OCI	$93	$24	$—	$117
Nine Months Ended September 30, 2023
Balance at December 31, 2022	$(2,800)	$(311)	$(1)	$(3,112)
Other comprehensive income (loss) before reclassifications, net of tax	(170)	19	—	(151)
Amounts reclassified from AOCI, net of tax	159	96	—	255
Other comprehensive income (loss)	(11)	115	—	104
Balance at September 30, 2023	$(2,811)	$(196)	$(1)	$(3,008)
Income tax expense (benefit) included in OCI (loss)	$(4)	$38	$—	$34

	Amounts reclassified from AOCI
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
AOCI components	2024	2023	2024	2023	Affected line item on statement of income

Net unrealized gains (losses) on investment securities	$(67)	$(74)	$(195)	$(210)	Securities gains (losses), net
Less: Income tax expense (benefit)	(16)	(18)	(48)	(51)
Total	$(51)	$(56)	$(147)	$(159)
Net unrealized gains (losses) on derivative instruments	$(28)	$(39)	$(93)	$(128)	Interest and fees on loans; Interest on short- and long-term borrowings
Less: Income tax expense (benefit)	(7)	(10)	(23)	(32)
Total	$(21)	$(29)	$(70)	$(96)

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
10. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES
Commitments and Guarantees
The following schedule presents the contractual amounts related to off-balance sheet financial instruments used to meet the financing needs of our customers:

(In millions)	September 30, 2024	December 31, 2023

Unfunded lending commitments [1]	$28,306	$28,940
Standby letters of credit:
Financial	552	548
Performance	245	206
Commercial letters of credit	18	22
Mortgage-backed security purchase agreements [2]	—	66
Total unfunded commitments	$29,121	$29,782
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
At September 30, 2024, we were subject to the following material litigation:
•Two civil cases, Lifescan, Inc. and Johnson & Johnson Health Care Services v. Jeffrey Smith, et. al., brought against us in the United States District Court for the District of New Jersey in December 2017, and Roche Diagnostics and Roche Diabetes Care Inc. v. Jeffrey C. Smith, et. al., brought against us in the United States District Court for the District of New Jersey in March 2019. In these cases, certain manufacturers and distributors of medical products seek to hold us liable for allegedly fraudulent practices of a borrower of the Bank who filed for bankruptcy protection in 2017. No trial has been set.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters in which we are unable to determine that the likelihood of a loss is remote. Because of the difficulty of predicting the outcome of legal matters, discussed subsequently, we are able to meaningfully estimate such a range only for a limited number of matters. Based on information available at September 30, 2024, we estimated that the aggregate range of reasonably possible losses for those matters to be from zero to approximately $10 million in excess of amounts accrued. The matters underlying the estimated range will change from time to time, and actual results may vary significantly from this estimate. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this estimated range does not represent our maximum loss exposure.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
11. REVENUE FROM CONTRACTS WITH CUSTOMERS
We recognize noninterest income from certain contracts with customers when the contractual performance obligations are satisfied. See Note 17 of our 2023 Form 10-K for more information about our revenue from contracts with customers.
Disaggregation of Revenue
The following schedule presents revenue from contracts with customers and a reconciliation to total noninterest income by operating business segment for the three months ended September 30, 2024 and 2023:

	Zions Bank		CB&T		Amegy
(In millions)	2024	2023	2024	2023	2024	2023

Commercial account fees	$15	$14	$8	$8	$15	$14
Card fees	12	13	5	5	8	8
Retail and business banking fees	5	5	3	3	4	3
Capital markets fees	—	—	—	—	—	—
Wealth management fees	5	7	1	1	4	4
Other customer-related fees	2	2	2	2	1	2
Total noninterest income from contracts with customers	39	41	19	19	32	31
Customer-related noninterest income from other sources	7	6	10	7	10	12
Total customer-related noninterest income	46	47	29	26	42	43
Noncustomer-related noninterest income	—	2	2	2	2	3
Total noninterest income	$46	$49	$31	$28	$44	$46

	NBAZ		NSB		Vectra
(In millions)	2024	2023	2024	2023	2024	2023

Commercial account fees	$3	$2	$3	$3	$2	$2
Card fees	4	4	4	4	2	3
Retail and business banking fees	2	2	3	3	1	1
Capital markets fees	—	—	—	—	—	—
Wealth management fees	1	1	2	1	1	—
Other customer-related fees	—	—	—	—	1	1
Total noninterest income from contracts with customers	10	9	12	11	7	7
Customer-related noninterest income from other sources	1	1	—	1	—	1
Total customer-related noninterest income	11	10	12	12	7	8
Noncustomer-related noninterest income	—	—	—	—	—	—
Total noninterest income	$11	$10	$12	$12	$7	$8

	TCBW		Other		Consolidated Bank
(In millions)	2024	2023	2024	2023	2024	2023

Commercial account fees	$1	$1	$(1)	$(1)	$46	$43
Card fees	—	1	1	(1)	36	37
Retail and business banking fees	—	—	(1)	—	17	17
Capital markets fees	—	—	2	1	2	1
Wealth management fees	—	—	(1)	—	13	14
Other customer-related fees	—	—	8	7	14	14
Total noninterest income from contracts with customers	1	2	8	6	128	126
Customer-related noninterest income from other sources	1	—	4	3	33	31
Total customer-related noninterest income	2	2	12	9	161	157
Noncustomer-related noninterest income	—	—	7	16	11	23
Total noninterest income	$2	$2	$19	$25	$172	$180

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents revenue from contracts with customers and a reconciliation to total noninterest income by operating business segment for the nine months ended September 30, 2024 and 2023:

	Zions Bank		CB&T		Amegy
(In millions)	2024	2023	2024	2023	2024	2023

Commercial account fees	$42	$42	$23	$24	$44	$42
Card fees	38	39	14	15	23	24
Retail and business banking fees	14	14	9	8	10	10
Capital markets fees	—	—	—	—	—	—
Wealth management fees	16	19	3	3	13	13
Other customer-related fees	7	6	6	6	5	5
Total noninterest income from contracts with customers	117	120	55	56	95	94
Customer-related noninterest income from other sources	16	19	26	26	25	29
Total customer-related noninterest income	133	139	81	82	120	123
Noncustomer-related noninterest income	3	9	6	5	8	20
Total noninterest income	$136	$148	$87	$87	$128	$143

	NBAZ		NSB		Vectra
(In millions)	2024	2023	2024	2023	2024	2023

Commercial account fees	$8	$7	$10	$9	$5	$5
Card fees	11	11	12	12	8	7
Retail and business banking fees	6	6	7	7	3	3
Capital markets fees	—	—	—	—	—	—
Wealth management fees	3	3	4	4	1	1
Other customer-related fees	1	1	1	1	3	3
Total noninterest income from contracts with customers	29	28	34	33	20	19
Customer-related noninterest income from other sources	2	2	1	1	—	2
Total customer-related noninterest income	31	30	35	34	20	21
Noncustomer-related noninterest income	—	1	5	—	—	—
Total noninterest income	$31	$31	$40	$34	$20	$21

	TCBW		Other		Consolidated Bank
(In millions)	2024	2023	2024	2023	2024	2023

Commercial account fees	$2	$2	$1	$—	$135	$131
Card fees	1	1	1	1	108	110
Retail and business banking fees	—	—	1	1	50	49
Capital markets fees	—	—	4	2	4	2
Wealth management fees	—	—	—	(2)	40	41
Other customer-related fees	1	1	17	22	41	45
Total noninterest income from contracts with customers	4	4	24	24	378	378
Customer-related noninterest income from other sources	2	1	16	12	88	92
Total customer-related noninterest income	6	5	40	36	466	470
Noncustomer-related noninterest income	—	—	19	24	41	59
Total noninterest income	$6	$5	$59	$60	$507	$529
Revenue from contracts with customers did not generate significant contract assets and liabilities. Contract receivables are included in “Other assets” on the consolidated balance sheet. Payment terms vary by services offered, and the timing between completion of performance obligations and payment is generally not significant.
12. INCOME TAXES
The effective income tax rate was 22.7% for the third quarter of 2024, compared with 23.2% for the third quarter of 2023. The effective tax rates for the first nine months of 2024 and 2023 were 23.5% and 24.7%, respectively. The tax rates during both periods were reduced by nontaxable municipal interest income and nontaxable income from

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
certain bank-owned life insurance (“BOLI”), and were increased by the nondeductibility of Federal Deposit Insurance Corporation (“FDIC”) premiums, certain executive compensation plans, and other fringe benefits. The FDIC insurance premiums are nondeductible, whereas the FDIC special assessments are tax deductible.
At September 30, 2024 and December 31, 2023, we had a net deferred tax asset (“DTA”) totaling $879 million and $1.0 billion, respectively. The net DTA or deferred tax liability (“DTL”) is included in either “Other assets” or “Other liabilities,” respectively, on the consolidated balance sheet.
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
Based on this evaluation, we concluded that a valuation allowance was not required at both September 30, 2024 and December 31, 2023.
13. NET EARNINGS PER COMMON SHARE
The following schedule presents basic and diluted net earnings per common share based on the weighted average outstanding shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except shares and per share amounts)	2024	2023	2024	2023
Basic:
Net income	$214	$175	$568	$554
Less common and preferred dividends	71	68	215	206
Undistributed earnings	143	107	353	348
Less undistributed earnings applicable to nonvested shares	2	1	4	3
Undistributed earnings applicable to common shares	141	106	349	345
Distributed earnings applicable to common shares	61	61	182	182
Total earnings applicable to common shares	$202	$167	$531	$527
Weighted average common shares outstanding (in thousands)	147,138	147,648	147,197	147,784
Net earnings per common share	$1.37	$1.13	$3.61	$3.57
Diluted:
Total earnings applicable to common shares	$202	$167	$531	$527
Weighted average common shares outstanding (in thousands)	147,138	147,648	147,197	147,784
Dilutive effect of stock options (in thousands)	12	5	5	10
Weighted average diluted common shares outstanding (in thousands)	147,150	147,653	147,202	147,794
Net earnings per common share	$1.37	$1.13	$3.61	$3.57
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023

Restricted stock and restricted stock units	1,696	1,398	1,652	1,385
Stock options	1,065	1,441	1,338	1,401

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
At September 30, 2024, Zions Bank operated 95 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. CB&T operated 75 branches in California. Amegy operated 76 branches in Texas. NBAZ operated 56 branches in Arizona. NSB operated 43 branches in Nevada. Vectra operated 34 branches in Colorado and one branch in New Mexico. TCBW operated two branches in Washington and one branch in Oregon.
On September 23, 2024, we announced that we have entered into an agreement to purchase four FirstBank Coachella Valley, California branches and their associated deposit and loan accounts. These branches will be operated by our CB&T affiliate bank. In addition to the four branches, the purchase includes approximately $700 million in deposits and $400 million in commercial and consumer loans. These amounts are subject to change. The transaction is expected to be completed in the first quarter of 2025, subject to customary closing conditions and regulatory approval.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information for the three months ended September 30, 2024 and 2023:

	Zions Bank		CB&T		Amegy
(In millions)	2024	2023	2024	2023	2024	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$178	$167	$150	$143	$130	$107
Provision for credit losses	11	1	—	24	4	7
Net interest income after provision for credit losses	167	166	150	119	126	100
Noninterest income	46	49	31	28	44	46
Noninterest expense	140	130	100	91	111	93
Income (loss) before income taxes	$73	$85	$81	$56	$59	$53
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$14,762	$14,382	$14,315	$14,195	$13,531	$12,892
Total average deposits	21,386	20,041	14,643	14,335	14,633	13,997

	NBAZ		NSB		Vectra
(In millions)	2024	2023	2024	2023	2024	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$62	$66	$51	$46	$38	$36
Provision for credit losses	7	3	(14)	7	2	(1)
Net interest income after provision for credit losses	55	63	65	39	36	37
Noninterest income	11	10	12	12	7	8
Noninterest expense	49	44	44	40	34	32
Income (loss) before income taxes	$17	$29	$33	$11	$9	$13
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,647	$5,364	$3,520	$3,420	$4,106	$4,011
Total average deposits	6,904	7,002	7,156	7,059	3,531	3,463

	TCBW		Other		Consolidated Bank
(In millions)	2024	2023	2024	2023	2024	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$16	$15	$(5)	$5	$620	$585
Provision for credit losses	2	2	1	(2)	13	41
Net interest income after provision for credit losses	14	13	(6)	7	607	544
Noninterest income	2	2	19	25	172	180
Noninterest expense	8	6	16	60	502	496
Income (loss) before income taxes	$8	$9	$(3)	$(28)	$277	$228
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,833	$1,697	$951	$1,007	$58,665	$56,968
Total average deposits	1,148	1,138	5,628	8,608	75,029	75,643

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information for the nine months ended September 30, 2024 and 2023:

	Zions Bank		CB&T		Amegy
(In millions)	2024	2023	2024	2023	2024	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$514	$530	$434	$454	$362	$346
Provision for credit losses	(7)	32	17	39	22	30
Net interest income after provision for credit losses	521	498	417	415	340	316
Noninterest income	136	148	87	87	128	143
Noninterest expense	432	403	304	277	340	291
Income (loss) before income taxes	$225	$243	$200	$225	$128	$168
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$14,792	$14,205	$14,203	$14,122	$13,331	$12,872
Total average deposits	21,010	20,058	14,530	14,103	14,705	13,055

	NBAZ		NSB		Vectra
(In millions)	2024	2023	2024	2023	2024	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$181	$194	$147	$145	$111	$115
Provision for credit losses	11	7	(12)	18	(3)	5
Net interest income after provision for credit losses	170	187	159	127	114	110
Noninterest income	31	31	40	34	20	21
Noninterest expense	147	136	133	123	104	99
Income (loss) before income taxes	$54	$82	$66	$38	$30	$32
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,631	$5,253	$3,525	$3,392	$4,078	$3,997
Total average deposits	6,897	7,018	7,187	6,887	3,486	3,479

	TCBW		Other		Consolidated Bank
(In millions)	2024	2023	2024	2023	2024	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$46	$46	$8	$25	$1,803	$1,855
Provision for credit losses	6	4	(3)	(3)	31	132
Net interest income after provision for credit losses	40	42	11	28	1,772	1,723
Noninterest income	6	5	59	60	507	529
Noninterest expense	24	18	53	169	1,537	1,516
Income (loss) before income taxes	$22	$29	$17	$(81)	$742	$736
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,772	$1,699	$957	$1,063	$58,289	$56,603
Total average deposits	1,126	1,206	5,267	6,030	74,208	71,836
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2024. There were no changes in our internal control over financial reporting during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A. Risk Factors in our 2023 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plan (in millions)

July	2,706	$49.60	—	$—
August	93	50.24	—	—
September	—	—	—	—
Third quarter 2024	2,799	49.62	—	—
1 Includes common shares acquired in connection with our stock compensation plan. Shares were acquired from employees to         pay for their payroll taxes and stock option exercise cost upon the exercise of stock options under provisions of an employee share-based compensation plan.
ITEM 5. OTHER INFORMATION
None of our directors or officers have adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement during the three months ended September 30, 2024. Our directors and officers participate in certain of our benefits plans such as our Omnibus Incentive Plan and Payshelter 401(k) and Employee Stock Ownership Plan, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options granted thereunder, which elections may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements as defined in Item 408(c) of Regulation S-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
a.Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

10.1	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, Restated and Amended effective August 23, 2024 (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in Inline XBRL (i) the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2024 and September 30, 2023, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and September 30, 2023, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2024 and September 30, 2023, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: November 7, 2024