Form 10-K
period 2024-12-31
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2025-02-25
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
•If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
•Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate Market Value of Common Stock Held by Non-affiliates at June 30, 2024: $6,277,918,765
Number of Common Shares Outstanding at February 3, 2025: 147,891,781 shares
Number of Registered Common Shareholders at February 3, 2025: 3,427 shareholders
Documents Incorporated by Reference:
Part III: Items 10-14 — Proxy Statement for the 2025 Annual Meeting of Shareholders to be held May 2, 2025.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	FRB	Federal Reserve Board
AFS	Available-for-Sale	FTP	Funds Transfer Pricing
ALCO	Asset Liability Committee	GAAP	Generally Accepted Accounting Principles
ALLL	Allowance for Loan and Lease Losses	GCF	General Collateral Funding
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	GDP	Gross Domestic Product
AOCI	Accumulated Other Comprehensive Income	GHG	Greenhouse Gas
ASC	Accounting Standards Codification	HECL	Home Equity Credit Line
ASU	Accounting Standards Update	HTM	Held-to-Maturity
ATM	Automated Teller Machine	IPO	Initial Public Offering
BOLI	Bank-Owned Life Insurance	ISDA	International Swaps and Derivative Association
bps	Basis Points	KBW	Keefe, Bruyette & Woods, Inc.
BSA	Bank Secrecy Act	KRX	KBW Regional Bank Index
BTFP	Bank Term Funding Program	LIHTC	Low-Income Housing Tax Credit
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	LTV	Loan-to-Value
CET1	Common Equity Tier 1 (Basel III)	MD&A	Management’s Discussion and Analysis
CFPB	Consumer Financial Protection Bureau	NASDAQ	National Association of Securities Dealers Automated Quotations
CISO	Chief Information Security Officer	NAV	Net Asset Value
CLTV	Combined Loan-to-Value Ratio	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
CMBS	Commercial Mortgage-Backed Security	NIM	Net Interest Margin
CMC	Capital Management Committee	NM	Not Meaningful
CODM	Chief Operating Decision Maker	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OCC	Office of the Comptroller of the Currency
CRA	Community Reinvestment Act	OCI	Other Comprehensive Income
CRE	Commercial Real Estate	OFAC	Office of Foreign Assets Control
CSA	Credit Support Annex	OREO	Other Real Estate Owned
CSV	Cash Surrender Value	PAM	Proportional Amortization Method
CTOO	Chief Technology and Operations Officer	PCAOB	Public Company Accounting Oversight Board
CVA	Credit Valuation Adjustment	PEI	Private Equity Investment
DTA	Deferred Tax Asset	PPNR	Pre-provision Net Revenue
DTL	Deferred Tax Liability	ROC	Risk Oversight Committee
EaR	Earnings at Risk	ROU	Right-of-Use
EPS	Earnings per Share	RSU	Restricted Stock Unit
ERM	Enterprise Risk Management	RULC	Reserve for Unfunded Lending Commitments
ERMC	Enterprise Risk Management Committee	S&P	Standard and Poor’s
ETO	Enterprise and Technology Operations	SBA	U.S. Small Business Administration
EVE	Economic Value of Equity at Risk	SBIC	Small Business Investment Company
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	SEC	Securities and Exchange Commission
FASB	Financial Accounting Standards Board	SOFR	Secured Overnight Financing Rate
FDIC	Federal Deposit Insurance Corporation	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
FDICIA	Federal Deposit Insurance Corporation Improvement Act	U.S.	United States
FHLB	Federal Home Loan Bank	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
FICO	Fair Isaac Corporation	VIE	Variable Interest Entity
FINRA	Financial Industry Regulatory Authority	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association
Fintech	Financial Technology Company

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
Forward-looking statements are not guarantees, nor should they be relied upon as representing management’s views as of any subsequent date. Actual results and outcomes may differ materially from those presented. Although the following list is not comprehensive, key factors that may cause material differences include:
•The quality and composition of our loan and investment securities portfolios and the quality and composition of our deposits;
•Changes in general industry, political, and economic conditions, including elevated inflation, economic slowdown or recession, or other economic challenges; imposition of tariffs; changes in interest and reference rates, which could adversely affect our revenue and expenses, the value of assets and liabilities, and the availability and cost of capital and liquidity; and deterioration in economic conditions that may result in increased loan and lease losses;
•Political developments, including transitions in administration and shifts in congressional control that result in significant changes in the size, scope, and effectiveness of government agencies and services;
•The effects of newly enacted and proposed regulations affecting us and the banking industry, as well as changes and uncertainties in the interpretation, enforcement, and applicability of laws and fiscal, monetary, regulatory, trade, and tax policies;
•Actions taken by governments, agencies, central banks, and similar organizations, including those that result in decreases in revenue, increases in regulatory bank fees, insurance assessments, and capital standards; and other regulatory requirements;
•Judicial, regulatory and administrative inquiries, investigations, examinations or proceedings and the outcomes thereof that create uncertainty for, or are adverse to us or, the banking industry;
•Changes in our credit ratings;
•Our ability to innovate and otherwise address competitive pressures and other factors that may affect aspects of our business, such as pricing, relevance of, and demand for, our products and services, and our ability to recruit and retain talent;
•The potential for both positive and disruptive impacts of technological advancements, such as digital currencies and commerce, blockchain, artificial intelligence, quantum and cloud computing, and other innovations affecting us and the banking industry;
•Our ability to complete projects and initiatives and execute our strategic plans, manage our risks, control compensation and other expenses, and achieve our business objectives;
•Our ability to develop and maintain technology, information security systems, and controls designed to guard against fraud, cybersecurity, and privacy risks and related incidents;

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•Our ability to provide adequate oversight of our suppliers to help us prevent or mitigate effects upon us and our customers of inadequate performance, systems failures, or cyber and other incidents by, or affecting, third parties upon whom we rely for the delivery of various products and services;
•The effects of wars, international trade policies and disputes, geopolitical conflicts, and other local, national, or international disasters, crises, or conflicts that may occur in the future;
•Natural disasters, pandemics, wildfires, catastrophic events, and other emergencies and incidents, and their impact on our and our customers’ operations, business, and communities, including the increasing difficulty in, and the expense of, obtaining property, auto, business, and other insurance products;
•Governmental and social responses to environmental, social, and governance issues, including those with respect to climate change and diversity;
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
•Protracted congressional negotiations regarding government funding and other issues, including those that add to the national debt, increase the possibility of government shutdowns, downgrades in United States (“U.S.”) credit ratings, or other economic disruptions; and
•Other assumptions, risks, or uncertainties described in this annual report, including in Part I, Item 1A. Risk Factors, and other SEC filings.
We caution against undue reliance on forward-looking statements, which reflect our views only as of their date of issuance. Except as required by law, we specifically disclaim any obligation to update any factors or publicly announce revisions to forward-looking statements to reflect future events or developments.
ITEM 1. BUSINESS
DESCRIPTION OF BUSINESS
Zions Bancorporation, National Association (“Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”) is a bank headquartered in Salt Lake City, Utah with annual net revenue (net interest income and noninterest income) of $3.1 billion in 2024, and total assets of approximately $89 billion at December 31, 2024. We provide a wide range of banking products and related services, primarily in the states of Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. We had more than one million customers at year-end 2024, served by 404 branches and various online, mobile, and digital offerings. We had 9,406 full-time equivalent employees at December 31, 2024.
We conduct our operations primarily through seven separately managed and geographically defined bank divisions, which we refer to as “affiliates,” or “affiliate banks,” each with its own local branding and management teams. These affiliate banks constitute our primary business segments as referenced throughout this document. We emphasize local authority, responsibility, pricing, and customization of certain products to maximize customer satisfaction and strengthen community relations. Our affiliate banks are supported by an enterprise operating segment (referred to as the “Other” segment) that provides governance and risk management, allocates capital, establishes strategic objectives, and includes centralized technology, back-office functions, and certain lines of business not operated through our affiliate banks.
For more information about our segments, see “Business Segment Results” in Management’s Discussion and Analysis (“MD&A”) on page 43 and Note 22 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
PRODUCTS AND SERVICES
We strive to develop long-lasting relationships with our customers by providing competitive products and high-quality service. Building and sustaining these relationships is essential to understanding and meeting our customers’ needs. Some of the products and services we provide, whether delivered digitally or by other means, include:
Commercial and Small Business Banking
We serve a wide range of commercial customers, generally small- and medium-sized businesses. Products and services we provide to our commercial and small business banking customers include:
•Commercial and industrial and owner-occupied lending and leasing;
•Municipal and public finance services;
•Depository account and cash management services;
•Commercial and small business cards, as well as merchant processing services;
•Corporate trust services; and
•Correspondent banking and international lending services.
Capital Markets and Investment Banking
We provide customized financing solutions to help our customers raise capital efficiently, execute strategic transactions, and manage exposure to financial markets. Capital markets products and services include:
•Loan syndications;
•Interest rate derivatives and foreign exchange services;
•Fixed income securities underwriting;
•Advisory and capital raising;
•Commercial mortgage-backed security (“CMBS”) conduit lending; and
•Power and project financing.
Commercial Real Estate Lending
We provide lending products secured by commercial real estate to borrowers that include:
•Term and construction/land development financing, including the following collateral types:
◦Commercial multifamily, industrial, and office; and
◦Residential single family, community development, and affordable housing.
Retail Banking
We provide quality retail banking products and services to our customers that include:
•Residential mortgages;
•Home equity lines of credit;
•Personal lines of credit and installment consumer loans;
•Depository account services;
•Consumer cards; and
•Personal trust services.
Wealth Management
We offer various wealth management products and services to customers. Our planning-driven offerings, combined with high-touch service and sophisticated asset management capabilities, have resulted in continued growth in assets under management. Additional offerings to our wealth management customers include:
•Investment management services;
•Fiduciary and estate services; and
•Advanced business succession and estate planning services.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
COMPETITION
We operate in a highly competitive environment. Our primary competition for loans, deposits, and other banking services generally comes from commercial banks, credit unions, financial technology companies (“fintechs”), and private credit or debt funds. Some of these financial institutions do not have a physical presence in our market footprint, but solicit business via the internet and other means. We also compete with finance companies, mutual fund companies, insurance companies, brokerage firms, securities dealers, investment banking companies, other nontraditional lending and banking companies, and various other types of companies. Some of our competitors may face fewer regulatory constraints, and have greater capabilities to develop, implement, and offer innovative financial services and technologies. They may also benefit from lower cost structures, taxes, and regulatory burdens.
Our key differentiators include the quality of service delivered, our local community knowledge, the convenience of branch and office locations, the wide range of products and services offered, and the overall relationships with our customers. We strive to compete effectively in all these areas to remain successful.
SUPERVISION AND REGULATION
The banking and financial services business in which we operate is highly regulated. These regulations are designed to promote the safety, soundness, and stability of banking and financial institutions, and to protect the interests of customers, depositors, communities, the Deposit Insurance Fund, and the banking and financial system as a whole. Generally, these regulations are not intended to protect shareholders, investors, or non-depositor creditors. Banking laws and regulations have granted federal banking regulators expanded powers over many aspects of the financial services industry, which have reduced, and may continue to reduce, returns earned by shareholders. Additionally, changes in applicable laws or regulations, and in their application by regulatory agencies, are unpredictable and may have a material effect on our business and results.
General
We are governed by the provisions of the National Bank Act and other statutes applicable to national banks, as well as the rules and regulations of the Office of the Comptroller of the Currency (“OCC”), the Consumer Financial Protection Bureau (“CFPB”), and the Federal Deposit Insurance Corporation (“FDIC”). Additionally, we and some of our subsidiaries are subject to regulation by other federal and state agencies. These regulatory agencies may exert considerable influence over our activities through their supervisory and examination roles. Our brokerage and investment advisory subsidiaries are regulated by the Securities and Exchange Commission (“SEC”), Financial Industry Regulatory Authority (“FINRA”), and state securities regulators.
The National Bank Act
Our corporate affairs are governed by the National Bank Act, with related regulations administered by the OCC. In terms of securities matters, we are not subject to the Securities Act of 1933 (“Securities Act”), but are subject to OCC regulations governing securities offerings. Our common stock and certain other securities are registered under the Securities and Exchange Act of 1934 (“Exchange Act”), which grants the OCC the authority to administer and enforce certain sections of the Exchange Act applicable to national banks. Despite this, we continue to make filings required by the Exchange Act with the SEC as a voluntary filer. The statutory and regulatory frameworks applicable to us as a national bank are not as well developed as the corporate and securities law frameworks that apply to many other publicly held companies.
Capital Standards – Basel Framework
At December 31, 2024, we exceeded all capital adequacy requirements under the Basel III capital rules, which include specific risk-based capital and leverage ratio requirements prescribed by the OCC. The Basel III capital rules define the components of capital and other factors, such as risk weights, which affect banking institutions’ regulatory capital ratios.
The Basel III capital rules require us to maintain certain minimum capital ratios, as well as a 2.5% “capital conservation buffer,” designed to absorb losses during periods of economic stress. This buffer is composed entirely

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
of common equity Tier 1 (“CET1”). Financial institutions with a CET1 to risk-weighted assets ratio above the minimum, but below the capital conservation buffer, face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The severity of these constraints depends on the shortfall amount and the institution’s “eligible retained income,” defined as the greater of (1) net income for the four preceding quarters, net of distributions and associated tax effects not reflected in net income, or (2) average net income over the preceding four quarters.
For more information about our capital ratios, see “Capital Management” in MD&A on page 77.
Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires each federal banking agency to take prompt corrective action to address identified issues in insured depository institutions, particularly those that fall below one or more prescribed minimum capital ratios. Under FDICIA, the FDIC has established regulations defining five categories for insured depository institutions based on their capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.
According to the prompt corrective action provisions of FDICIA, as modified by the Basel III capital rules, an insured depository institution is generally classified as well capitalized if it has a CET1 ratio of at least 6.5%, a Tier 1 risk-based capital ratio of at least 8%, a total risk-based capital ratio of at least 10%, and a Tier 1 leverage ratio of at least 5%. Conversely, an insured depository institution is generally classified as undercapitalized if it has a CET1 ratio of less than 4.5%, a Tier 1 risk-based capital ratio of less than 6%, a total risk-based capital ratio of less than 8%, and a Tier 1 leverage ratio of less than 4%.
An institution classified as well capitalized, adequately capitalized, or undercapitalized, may be treated as though it were in the next lower capital category if the appropriate federal banking regulator, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower capital category, an insured depository institution faces more restrictions and prohibitions, including limitations on growth, interest rates paid on deposits, acceptance of brokered deposits, and payment of dividends. Furthermore, if a bank is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the federal banking regulator.
The following schedule presents minimum capital ratio and capital conservation buffer requirements, our capital ratios at December 31, 2024, and the minimum requirements to be well capitalized:
MINIMUM CAPITAL RATIO AND CAPITAL CONSERVATION BUFFER REQUIREMENTS

	December 31, 2024				Minimum requirement to be “well capitalized”
	Minimum capital requirement	Capital conservation buffer	Minimum capital ratio requirement with capital conservation buffer	Current capital ratio

CET1 to risk-weighted assets	4.5%	2.5%	7.0%	10.9%	6.5%
Tier 1 risk-based capital (i.e., CET1 plus additional Tier 1 capital) to risk-weighted assets	6.0%	2.5%	8.5%	11.0%	8.0%
Total risk-based capital (i.e., Tier 1 capital plus Tier 2 capital) to risk-weighted assets	8.0%	2.5%	10.5%	13.3%	10.0%
Tier 1 leverage ratio (i.e., Tier 1 risk-based capital) to average consolidated assets	4.0%	N/A	4.0%	8.3%	5.0%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Regulatory Developments
Resolution and Recovery Planning
Effective October 1, 2024, the FDIC revised its rule regarding the resolution planning requirements for insured depository institutions with $50 billion or more in total assets. Beginning in 2025, banks with $100 billion or more in total assets that are not affiliates of U.S. global systemically important banking organizations (“covered banks”) are required to submit full resolution plans with an identified resolution strategy every three years. Banks with $50 billion to $100 billion in total assets are required to submit more limited information triennially. The guidance also requires these banks to file interim supplemental information regarding their resolution planning in off-cycle years. We expect to file our first informational submission in late 2025.
In October 2024, the OCC issued a final rule amending its recovery planning guidelines for insured national banks. The guidelines require covered banks to develop and maintain a recovery plan tailored to their size, risk profile, activities, and complexity, including their organizational and legal entity structure. The recovery plan, subject to annual testing to validate its effectiveness, should consider both financial and non-financial risks and include elements such as: (1) a range of credible options to restore financial strength and viability, allowing the bank to continue operating as a going concern, and (2) an analysis of how each recovery option might affect capital, liquidity, and funding. We would be required to comply with these guidelines within 12 months after becoming a covered bank.
Basel III Endgame
In July 2023, federal banking regulators issued a proposal to implement the Basel Committee on Banking Supervision’s finalization of the post-crisis bank regulatory capital reforms. Commonly referred to as the “Basel III Endgame,” this proposal would significantly revise the capital requirements for large banking organizations, defined as those with $100 billion or more in total assets. At December 31, 2024, we had $88.8 billion in total assets and do not currently qualify as a large banking organization.
Under the proposal, if our total assets were to increase to $100 billion or more, we would be required to: (1) include certain components of accumulated other comprehensive income (“AOCI”), such as unrealized gains and losses on available-for-sale (“AFS”) securities, in regulatory capital and be subject to increased limitations on deferred tax assets (“DTAs”) as a percent of CET1, (2) hold capital for operational risk and market risk, and (3) calculate risk-based capital ratios under both the standardized approach and the expanded risk-based approach. The Federal Reserve has indicated its intention to collaborate with the other federal banking regulators on a revised proposal in 2025.
Long-term Debt
In August 2023, federal banking regulators issued a proposal to expand the long-term debt requirement to all banks with $100 billion or more in total assets. The proposed rule requires these banks to maintain a minimum outstanding amount of eligible long-term debt that is the greatest of (1) 6% of total risk-weighted assets, (2) 2.5% of total leverage exposure, and (3) 3.5% of average total assets. Under the proposal, if our total assets were to increase to $100 billion or more, we would have a three-year implementation period to issue the necessary debt and meet other requirements. If adopted as proposed, and assuming our assets and liabilities remain largely consistent with those at December 31, 2024, the estimated amount of incremental debt required to meet the new requirements would be approximately $3.1 billion, to be issued over the three-year phase-in period. We anticipate that the issuance of incremental debt would replace other sources of funding, with the timing of any issuance influenced by economic factors and associated borrowing costs.
FDIC Special Assessment
In November 2023, the FDIC issued a final rule to implement a special assessment pursuant to a systemic risk determination to recover the costs associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank in early 2023. Using an assessment base equal to the estimated amount of uninsured deposits above $5 billion at December 31, 2022, the FDIC initially expected to collect the special

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
assessment from banks at an annual rate of approximately 13.4 basis points (“bps”) for an anticipated eight quarterly assessment periods, beginning with the second quarter of 2024.
In June 2024, the FDIC announced that the special assessment would be collected at a lower rate for an additional two quarterly assessment periods, totaling ten periods. During 2023 and 2024, we recorded approximately $101 million in deposit insurance and regulatory expense related to the FDIC special assessment.
Capital Planning and Stress Testing
We use stress testing as an important tool to inform our decisions on the appropriate level of capital to maintain, based on hypothetically stressed economic conditions, comparable in severity to the scenarios published by the Federal Reserve Board (“FRB”). Our most recent internal stress test included hypothetical scenarios that reflected: (1) high inflation, (2) declining commercial property values, (3) increased losses on commercial loans due to declining asset values and slowing economic activity, (4) increased losses on consumer loans due to falling home prices, (5) rising unemployment, and (6) other current economic, financial, and social disruptions. The results of our stress test indicated that we would maintain capital ratios in excess of regulatory minimum and capital conservation buffer requirements throughout the nine-quarter horizon for the hypothetical stress test.
Liquidity
We utilize internal liquidity stress tests as a primary tool for establishing and managing liquidity guidelines. These guidelines encompass holdings of investment securities and other liquid assets, levels of readily available contingency funding, concentrations of funding sources, and the maturity profile of liabilities. At December 31, 2024, our sources of liquidity exceeded our uninsured deposits without the need to sell any investment securities. We continue to actively manage our deposit base and associated deposit costs in response to changes in the interest rate environment.
For more information about our liquidity profile, see “Liquidity Risk Management” in MD&A on page 73.
Financial Privacy and Cybersecurity
The federal legislature and federal banking regulators have implemented laws and rules governing the use of consumer information by banks and other financial institutions, including provisions of the Gramm-Leach-Bliley Act. These laws and rules limit the ability of banks and financial institutions to disclose nonpublic information about consumers to unaffiliated third parties, require financial institutions to disclose privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to unaffiliated third parties. These regulations also affect how consumer information is transmitted through diversified financial companies and conveyed to outside suppliers.
Additionally, consumers may prevent the disclosure of certain information among affiliated companies that is assembled or used to determine eligibility for a product or service, such as information shown on consumer credit reports and asset and income information from applications. Consumers also have the option to direct banks and financial institutions not to share information about transactions and experiences with affiliated companies for marketing purposes. Federal law makes it a criminal offense, except in limited circumstances, to obtain or attempt to obtain customer information of a financial nature by fraudulent or deceptive means.
Federal and state regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations. For example, SEC rules require timely disclosure of material cybersecurity incidents and description of cybersecurity risk management, strategy, and governance. Additionally, in recent years, a growing number of states, including those in which we conduct business, have enacted, or are considering enacting, laws and regulations that grant consumers enhanced privacy rights and control over personal information, establish or modify data breach notification requirements, and require certain financial institutions to implement detailed and prescriptive cybersecurity programs. Data and cybersecurity laws and regulations are evolving rapidly and remain a focus of state and federal legislators and bank regulators.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Open Banking
In October 2024, the CFPB issued a final rule under Section 1033 of the Dodd-Frank Act. The rule imposes new data access requirements on various parties in the financial ecosystem, including financial institutions, data aggregators, and businesses authorized by consumers to access information on their behalf. Among other requirements, the rule requires certain entities, including the Bank, to make available to consumers, upon request, information in their control or possession regarding the consumer financial products or services obtained from the Bank.
The rule also requires data providers, such as the Bank, to establish a developer interface that meets specific security specifications. This interface will allow data providers to receive requests for and provide specific types of data covered by the rule in an electronic, usable form to authorized third parties, including data aggregators. The current compliance deadline for a bank our size is April 1, 2027. We are preparing to comply with the rule, although it is currently the subject of several lawsuits that may affect its implementation.
Other Regulations and Proposals
We are subject to a wide range of requirements and restrictions contained in both federal and state laws. These regulations and proposals include, but are not limited to, the following:
•Limitations on Dividends Payable to Shareholders — Our ability to pay dividends on both our common and preferred stock is subject to regulatory restrictions. See Note 15 of the Notes to Consolidated Financial Statements for additional information.
•Safety and Soundness Standards — Prescribed in FDICIA, these standards relate to internal controls, information systems, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, and other operational and management standards deemed appropriate by federal banking regulators.
•Approval of Acquisitions and Restrictions on Other Activities — The National Bank Act requires regulatory and shareholder approval of all mergers between a national bank and another national or state bank and does not allow for the direct merger into a national bank of an unaffiliated nonbank. See further discussion in “Risk Factors.” Other laws and regulations governing national banks contain similar provisions concerning acquisitions and activities.
•Limits on Interchange Fees — Imposed under the Dodd-Frank Act, these rules require interchange transaction fees for electronic debit transactions to be reasonable and proportional to transaction processing costs. In October 2023, the Federal Reserve proposed revising Regulation II to lower the maximum permitted debit interchange fee by almost 30% and instituting a biennial review of the cap without public comment. This proposal is the subject of litigation, which may delay or affect its outcome. If finalized as proposed, the revised regulation could reduce our fee income by approximately $10 million or more per year.
•Limitations on Loans — Restrictions on the dollar amount of loans made to a borrower and its affiliates.
•Limitations on Transactions with Affiliates.
•Limitations on Investments and Securities — Restrictions on the nature and amount of any investments and the ability to underwrite certain types of securities (e.g., common equity).
•Branches — Requirements for opening and closing of branches.
•Consumer Protection Laws — A number of federal and state consumer protection laws, including fair lending and truth in lending requirements, provide equal access to credit and protect consumers in credit transactions. As a bank with $10 billion or more in total assets, we are subject to examination and primary enforcement authority with respect to consumer financial laws by the CFPB, which has broad rule making, supervisory, and enforcement powers under various federal consumer financial protection laws. These rules and regulations often reduce bank revenues and returns earned by shareholders. For example, the CFPB recently extended certain truth in lending requirements to overdraft fees and has proposed placing other restrictions on various fees routinely charged by banks related to providing financial services to customers.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•Community Reinvestment Act (“CRA”) — The CRA requires that banks address the credit needs of their communities, including providing credit to low- and moderate-income individuals. Failure to adequately serve our communities may result in penalties, such as denials of applications to add branches, relocate, add subsidiaries and affiliates, or merge with or acquire other financial institutions. Federal banking regulators recently finalized rules that significantly overhaul the evaluation framework used to assess a bank’s performance and compliance with CRA requirements. These changes may make it more challenging for banks to achieve satisfactory ratings. Currently, these new rules are subject to challenge in federal court by several financial services industry trade associations. The court has blocked enforcement against the plaintiffs while the case is pending.
•Compensation Requirements — Requirements regarding the time, manner, and form of compensation given to key executives and other personnel receiving incentive compensation, including requirements related to the SEC’s rule on pay versus performance disclosures, and other rules regarding the clawback of executive pay in certain circumstances involving accounting restatements. These restrictions include documentation and governance, deferral, risk-balancing, and the aforementioned clawback requirements. Any deficiencies in compensation practices may be incorporated into supervisory ratings, which can affect our ability to make acquisitions or engage in certain other activities, or could result in regulatory enforcement actions.
•Anti-Money Laundering (“AML”) Regulations — The Bank Secrecy Act (“BSA”), Title III of the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”), and other federal laws require financial institutions to assist U.S. government agencies in detecting and preventing money laundering and other illegal acts by maintaining policies, procedures, and controls designed to detect and report money laundering, terrorist financing, and other suspicious activity. Federal law grants broad enforcement powers to federal banking regulators and other government agencies with respect to AML, BSA, and Office of Foreign Assets Control (“OFAC”) laws and regulations, including the ability to assess significant civil or criminal monetary penalties and restitution and issue cease and desist or similar orders.
•Tax laws — Tax laws of the U.S., its states, and other jurisdictions where we conduct business.
We are also subject to the Sarbanes-Oxley Act of 2002, certain provisions of the Dodd-Frank Act, and other federal and state laws and regulations. These regulations address various matters, including corporate governance, auditing and accounting, internal controls over financial reporting, and enhanced and timely disclosure of corporate information.
Sustainability standards and related concerns, including those associated with global climate change, continue to evolve and have become increasingly prominent in recent years. We are closely monitoring developments in standards published by sustainability interest groups and organizations, as well as proposed regulatory initiatives and expectations relating to these issues. We strive to enhance our business by incorporating sustainable practices that we believe will benefit our investors, customers, employees, and communities. Examples include: our LEED Platinum-certified technology campus and other LEED-certified facilities, water conservation systems, use of remote deposit capture and electronic forms and signatures, financing renewable energy and energy efficiency projects, and subsidizing employee use of public transportation.
In addition to proposed and evolving rulemaking by federal banking regulators, such as their principles designed to help large financial institutions manage their exposure to climate-related risks, many states have adopted, or are considering, laws that address climate and social issues. For example, the state of California has enacted comprehensive climate-related disclosure laws that will require large entities doing business in the state, including the Bank, to measure and disclose greenhouse gas (“GHG”) emissions and publish biennial reports beginning in January 2026. These reports will disclose climate-related financial risks and measures adopted to reduce and adapt to those risks.
Among other requirements, the California climate-related disclosure laws require the public disclosure of GHG emissions from our operations (Scope 1) and indirect GHG emissions from our energy use (Scope 2) beginning in 2026, and our indirect upstream and downstream supply-chain GHG emissions (Scope 3) starting in 2027. These

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
laws will increase our compliance costs and may include provisions that conflict with other state and federal regulations, or limit our ability to conduct business in certain jurisdictions.
We publish an annual Corporate Responsibility Report that provides a summary of how we address these issues. The report is available on our website.
Corporate Governance
Our Board of Directors (“Board”) has overseen management’s establishment of a comprehensive system of corporate governance and risk management practices. This system includes frameworks, policies, and guidelines, such as the following:
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
HUMAN CAPITAL MANAGEMENT
We are committed to identifying, recognizing, and creating fulfilling opportunities for our employees, and rewarding them for their contributions to our success. We continue to focus on enhancing our brand in the markets we serve to attract and retain a high-performing workforce, which is essential for our long-term success and value creation for our investors.
At December 31, 2024, we had 9,406 full-time equivalent employees. Approximately 58% of our associates were women, and 38% self-identified as a part of a minority demographic. We provide additional transparency into our workforce demographics by disclosing our Equal Employment Opportunity results in our Corporate Responsibility Report, which is available on our website.
The following objectives and initiatives are integral to our human capital management efforts:
Cultivating an environment where everyone is respected and valued
We are committed to providing growth, development, and leadership opportunities to all employees. Our commitment is to maintain a workplace where everyone is treated with respect and fairness, based on their qualifications and abilities, ensuring that the Bank is a place where everyone counts.
We embrace differences while finding common ground and focusing on things that unite us. Our Everyone Counts Council coordinates the related efforts of our affiliates and enterprise employee groups, providing executive management with goals and recommendations for continuous improvement.
Our initiatives include employee business forums, mental health programs, and a broad range of employee and regional events. Throughout the organization, the employee business forums, which are open to all employees, foster a sense of community and enable greater connectivity and support among employees and the communities in which we operate.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We believe that our performance is stronger when we draw upon the talents and experience of a diverse team of employees. The in-person exchange of ideas and viewpoints, in both formal and informal settings, improves productivity and cultivates a strong corporate culture while offering flexibility to balance personal needs.
Attracting, developing, and retaining talent for long-term success
We are committed to (1) attracting, developing, and retaining the most qualified individuals to serve the diverse markets in which we operate, (2) helping our employees grow in their careers, and (3) actively building a pipeline of talent for future leadership opportunities. As we attract and hire talent, we proactively consider the demand for competencies that will be needed within the workforce of the future.
Consistent with our strategic objectives, we invest in training our employees and in providing them with the tools and resources to build their capabilities. We offer more than 1,500 virtual, in-person, expert-led, and pre-recorded or self-paced learning options, enabling employees to create custom learning plans for personal and professional development. In 2024, we hosted more than 1,000 training experiences to support employees, build new skills, and assist in career advancement. Our offerings include new manager programs, tuition reimbursement, education sponsorship opportunities, job shadowing, coaching, and formal mentoring programs.
Our talent development program and individual development plans focus on education, experience, and exposure to help create well-rounded, highly skilled, and successful employees. We are also mindful of the continued competition for talent in the labor market. We continuously analyze relevant metrics related to employee recruiting and turnover, which will continue to impact wages and flexible work arrangements.
Recognizing, engaging, and rewarding our employees
Our comprehensive rewards and recognition programs are designed to reward high performance, improve retention, and enrich the employee experience through meaningful recognition and growth opportunities. We offer upside opportunities for those who take accountability for business objectives, enabling us to achieve superior results while mitigating risk.
We routinely assess pay equity across our organization to ensure fair compensation for all employees. Every two years, we engage an independent third party to review our pay equity. The most recent review, which accounted for variables such as education, experience, performance, and geography, found no meaningful differences in pay levels across our workforce. We remain committed to fair and equitable compensation for all our employees.
Our employees regularly provide feedback through enterprise outreach and engagement forums, including quarterly leadership calls, biannual employee opinion surveys, town hall meetings, and targeted focus groups. These forums facilitate stronger relationships with managers, clarify organizational purpose and goals, and reinforce our Guiding Principles and Code of Business Conduct and Ethics.
ITEM 1A. RISK FACTORS
We generate revenue and grow our businesses by taking prudent and well-managed risks. These risks are outlined in our Risk Management Framework. The Board has established an Audit Committee, a Compensation Committee, a Risk Oversight Committee (“ROC”), and appointed an Enterprise Risk Management Committee (“ERMC”) to oversee and implement the Risk Management Framework. The ERMC is comprised of senior management and is chaired by the Chief Risk Officer. These committees monitor various risk areas, such as credit, interest rate and market, liquidity, strategic and business, operational, technology, cybersecurity, capital/financial reporting, legal/compliance (including regulatory), and reputational risks, as outlined in our risk taxonomy.
We have developed comprehensive policies, procedures, and controls to address these risks. However, we cannot guarantee that our actions will effectively prevent or mitigate the impact of these risks on our business or performance. Although not comprehensive, below we describe some of our material risk factors.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CREDIT RISK
Credit quality has adversely affected us in the past and may adversely affect us in the future.
Credit risk is one of our most significant risks. Rising interest rates, increased market volatility, or a weakening U.S. economy, both nationally and in the local markets where we operate, could result in, among other things, deterioration in credit quality and reduced demand for credit. This, in turn, may adversely impact the income generated from our loan and investment portfolios, result in higher charge-offs, and necessitate an increase in the allowance for credit losses.
We have a concentration of risk from counterparties, which may have unique risk characteristics that may adversely affect our results.
Concentrations of risk from counterparties could adversely affect us. Similar exposures across our loan and investment securities portfolios could pose additional credit risk. Additionally, concentrations with counterparties in derivative or securities financing transactions could further elevate this risk.
We have a concentration of risk in our loan portfolio, including, but not limited to, loans secured by real estate, oil and gas-related lending, and leveraged and enterprise value lending. These loans may have unique risk characteristics that may adversely affect our results.
We engage in commercial real estate (“CRE”) term and construction lending, primarily within our Western states footprint. Certain CRE collateral types, particularly multifamily, industrial, and office properties, continue to experience increased vacancy rates, declining property values, rent concessions, elevated costs, and pressures from higher interest rates. These factors could lead to increased delinquencies and defaults.
Additionally, we engage in oil and gas-related lending, and provide leveraged and enterprise value loans across our entire footprint. These loans may be subject to specific risks, including governmental and social responses to environmental issues and climate change, volatility, and potential significant and prolonged declines in collateral-values and activity levels. Any decline in these portfolios could result in increased credit losses and reduced loan demand, adversely affecting our business and that of our customers. There may also be other unidentified risks within our loan portfolio.
Our business is highly correlated with local economic conditions in a specific geographic region of the U.S.
We provide a wide range of banking products and related services through our local management teams and distinctive brands across Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. At December 31, 2024, loan balances from our banking operations in Utah, Idaho, Texas, and California accounted for 77% of the commercial lending portfolio, 70% of the CRE lending portfolio, and 70% of the consumer lending portfolio.
Due to this geographic concentration, our financial performance is largely influenced by economic conditions in these markets. Consequently, any deterioration in economic conditions, including those triggered by climate change or natural disasters, could disproportionately impact these states, leading to higher credit losses and significantly affecting our overall operations and financial results.
For information about our lending exposure to various industries and how we manage credit risk, see “Credit Risk Management” in MD&A on page 56.
INTEREST RATE AND MARKET RISK
We could be negatively affected by adverse economic conditions.
Adverse economic conditions present significant risks to our business, impacting our loan and investment portfolios, capital levels, results of operations, and financial condition. A slowing economy, combined with inflationary pressures, changes in monetary and fiscal policies, rising interest rates, and declining values of our fixed-rate assets, as well as tariffs, sanctions, and other policies and actions impacting domestic and global trade,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
can increase these risks. These factors may lead to reduced loan demand, increased credit losses, and lower fee income, among other negative effects.
Failure to effectively manage our interest rate risk could adversely affect our results.
Net interest income is the largest component of our revenue. Factors beyond our control can significantly influence the interest rate environment and increase our risk. These factors include changes in the prevailing interest rate environment, competitive pricing pressures for our loans and deposits, adverse shifts in the mix of deposits and other funding sources, and volatile market interest rates resulting from general economic conditions and the policies of governmental and regulatory agencies, particularly the FRB.
Most components of our balance sheet are sensitive to fluctuations in interest rates. Mismatches in rate sensitivity between assets and liabilities may result in unanticipated changes in their values, as well as related income and expense. Additionally, customer behavior can significantly impact asset and liability values, as customers may choose to withdraw certain deposits or prepay certain loans at any time, affecting our expected cash flows.
For information about how we manage interest rate risk and market risk, see “Interest Rate and Market Risk Management” in MD&A on page 70.
LIQUIDITY RISK
Changes in the levels and sources of liquidity and capital may limit our operations and potential growth.
Our primary source of liquidity is deposits from our customers, which can be influenced by market-related forces such as increased competition and other factors. For example, we, like many other banks, experienced heightened volatility in deposit levels and funding costs following the notable bank closures in 2023. If we are unable to fund assets through customer deposits or access other funding sources on favorable terms, or if we face increased borrowing costs or FDIC insurance assessments, or fail to manage liquidity effectively, our liquidity, operating margins, financial condition, and results of operations could be materially and adversely affected.
The Federal Reserve’s tightened monetary policy has resulted in a decline in the value of our fixed-rate loans and investment securities pledged as collateral for short-term borrowings. Additionally, other economic conditions may continue to impact our liquidity and associated risk management efforts. The Federal Home Loan Bank (“FHLB”) system and Federal Reserve have been, and remain, significant sources of additional liquidity and funding. However, borrowing from the FHLB is subject to requirements and conditions, and may not always be available as a source of liquidity. Changes in FHLB or Federal Reserve funding programs could also adversely affect our liquidity and management of associated risks.
Unfavorable rating actions from rating agencies could adversely affect both us and the holders of our securities.
We access capital markets to supplement our funding. This access is influenced by the ratings assigned to us by rating agencies. The rates we pay on our securities are also affected by, among other factors, the credit ratings assigned to us and our securities by recognized rating agencies. Ratings downgrades to us or our securities could increase our costs or otherwise negatively impact our liquidity position, financial condition, or the market prices of our securities.
For information about how we manage liquidity risk, including rating agency actions, see “Liquidity Risk Management” in MD&A on page 73.
STRATEGIC AND BUSINESS RISK
Challenges faced by other financial institutions could adversely affect financial markets as a whole and have indirect adverse effects on us.
The soundness and stability of many financial institutions may be closely interrelated due to credit, trading, clearing, or other relationships between these institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses, or defaults by other institutions. This phenomenon, sometimes referred to as “systemic risk,” may adversely affect financial

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
intermediaries, such as clearing agencies, clearing houses, banks, securities firms, and exchanges, with which we interact on a daily basis, and therefore, could adversely affect us.
This phenomenon has been evident in recent times, as financial institutions like ours were impacted by concerns regarding the soundness or creditworthiness of other financial institutions or reports of systemic deterioration in asset classes, such as commercial real estate. These concerns caused substantial and cascading disruptions within the financial markets and deposits environment, increased expenses, reduced bank fees, and adversely impacted the market price and volatility of our common stock.
We may not be able to hire or retain qualified personnel or effectively promote our corporate culture, and recruiting and compensation costs may increase due to changes in the workplace, marketplace, economy, and regulatory environment.
Our ability to execute our strategy, provide services, and remain competitive may be compromised if we are unable to recruit or retain qualified personnel, or if employee compensation and benefits costs increase substantially. Bank regulatory agencies have issued regulations and guidance that limit the manner and amount of compensation that banking organizations can provide to employees. These regulations and guidance may adversely affect our ability to attract and retain key personnel. Some of these limitations may not apply to institutions with which we compete for talent, particularly as we increasingly compete with financial technology providers and other entities that may not be subject to the same compensation limitations. If we experience such adverse effects with respect to our employees, our business, financial condition, and results of operations could be adversely or materially impacted.
Our ability to retain talent may also be adversely affected by changes in the economy and workforce trends, priorities, migration, modes of delivery and other considerations, such as the increased ability of employees to work remotely across many industries. This growth in remote work, along with changing priorities and benefits, has led to increased compensation and related expenses, as well as workplace challenges. These challenges include fewer opportunities for face-to-face interactions, training and mentoring new employees, promoting a cohesive corporate culture, and increased competition for experienced labor, particularly in high-demand and highly skilled categories. Additionally, inflationary pressures have increased our compensation costs and are likely to continue to do so in the future.
We have implemented and are continuing to implement significant changes, including organizational restructurings, efficiency initiatives, and the replacement or upgrading of technology systems to improve our operating efficiency and control environment. The ultimate success and completion of these changes, and their effects on us, may vary significantly from intended results, which could materially adversely affect us.
In July 2024, we successfully completed the final phase of our multi-year project to replace our core loan and deposit banking systems. We continue to invest in a variety of strategic projects designed to enhance our products and services and simplify our business operations. These initiatives and other significant changes are ongoing and at various stages of completion. By their nature, projections regarding duration, cost, expected savings, expected efficiencies, and related items are subject to change and significant variability. There is no certainty that we will achieve the expected benefits or other intended results associated with these projects.
Our ability to develop, adopt, implement, and deliver technological advancements could adversely affect us.
Our ability to remain competitive increasingly depends on maintaining critical technological capabilities, and identifying and developing new, value-added products for existing and future customers. These technological competitive pressures arise from both traditional banking and nontraditional sources. Larger banks may have greater resources and economies of scale for maintaining existing capabilities and developing or adopting digital and other technologies. Fintechs and other technology platform companies continue to emerge and compete with traditional financial institutions across a wide variety of products and services. Experimentation with, and adoption of, artificial intelligence, quantum computing, the expansion of blockchain technologies and digital currencies, including the potential creation and adoption of central bank digital currencies, as well as the increasing use and mainstream acceptance of such digital currencies, may fundamentally change the business of banking and present similar risks.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Our failure to remain technologically competitive could impede our market position and reduce customer satisfaction, product accessibility, and relevance.
OPERATIONAL RISK
Our operations could be disrupted by the impact of new and ongoing projects and initiatives.
We may encounter significant operational disruptions arising from our numerous projects and initiatives. These disruptions may include significant time delays, cost overruns, loss of key personnel, technological issues, and processing failures. Additionally, we may experience operational disruptions due to capacity constraints, service level failures, inadequate performance, and certain replacement costs. Any or all of these issues could disrupt our systems, processes, control environment, procedures, employees, and customers. The ultimate effect of any significant disruption to our business could subject us to additional regulatory scrutiny or expose us to civil litigation and possible financial liability, any of which could materially impact us, including our control environment, operating efficiency, and results of operations.
We could be adversely affected by failures in our internal controls.
Due to their inherent limitations, our internal controls may not prevent or detect operational failures or misstatements in our financial statements arising from inadequate or failed internal processes and systems, human errors or misconduct, or other adverse external events. A failure in our internal controls could significantly negatively impact our earnings, and the perception that customers, regulators, and investors may have of us, thereby adversely affecting our business and stock price.
We could be adversely affected by internal and external fraud schemes.
Attempts to commit fraud, both internally and externally, are becoming increasingly sophisticated and may rise in an adverse economic environment. We have experienced losses in the past due to these attempts and schemes and may not be able to identify, prevent, or mitigate all instances of fraud in the future that could result in material losses. These attempts may go undetected by the systems and procedures we have in place to monitor our operations.
Climate-related and other catastrophic events, including but not limited to, hurricanes, tornadoes, earthquakes, wildfires, floods, mudslides, prolonged drought, and pandemics may adversely affect us, our customers, the general economy, financial and capital markets, and specific industries.
The occurrence of pandemics, natural disasters, and other climate-related or catastrophic events could materially and adversely affect our operations and financial results. We have significant operations and customers in Utah, Texas, California, and other regions where natural and other disasters have occurred, and are likely to continue to occur. These regions are known for being vulnerable to natural disasters and other risks, such as hurricanes, tornadoes, earthquakes, wildfires, floods, mudslides, prolonged droughts, and other weather-related events, some of which may be exacerbated by climate change and become more frequent and intense. These types of catastrophic events, including the recent wildfires in Southern California, have posed physical risks to our property and disrupted the local economy, our business, and customers, including decreased access to insurance and other services. Additionally, catastrophic events occurring in other regions of the world may have an impact on us and our customers.
We utilize models in the management of the Bank. There is a risk that these models are inaccurate in various ways, potentially leading to suboptimal decisions.
We rely on models in the management of the Bank. For example, we use models to inform our estimate of the allowance for credit losses, manage interest rate and liquidity risk, project stress losses in various segments of our loan and investment portfolios, and forecast net revenue under stress. However, models cannot perfectly predict outcomes, and management decisions based on these models may therefore be suboptimal. For example, due to the prominent bank closures in 2023, customer deposit behavior deviated from modeled behaviors, prompting us to redevelop our deposit models, which are currently used by management. For more information about our deposit models, see “Interest Rate and Market Risk Management” in MD&A on page 70.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We outsource various operations to third-party suppliers, which could adversely impact our business and operational performance.
We rely on various suppliers to perform operational activities essential to our business. While these relationships offer benefits, they also present risks. These risks vary based on several factors, such as the type and amount of data our suppliers may access or process, the concentration of services they provide to us, and the national and international locations from which they operate. Our operational controls and third-party management programs may not always provide adequate oversight and control. Inadequate performance by third parties can adversely affect our ability to deliver products and services to our customers and conduct our business. Replacing or finding alternatives for underperforming suppliers can be difficult and costly, potentially adversely impacting our customers and other operations, especially when circumstances require us to make changes under tight time constraints. Many of our suppliers have experienced adverse effects on their operations, supply chains, personnel, and businesses due to inflationary pressures, wars and geopolitical conflicts, cyber vulnerabilities, natural disasters, and other events, all of which can impact our operations as well.
For information about how we manage operational risk, see “Operational, Technology, and Cybersecurity Risk Management” in MD&A on page 76.
TECHNOLOGY RISK
Our operations and customer services could be adversely impacted by system vulnerabilities, failures, or outages.
We rely on various information technology systems that support our internal operations and customer services. Vulnerabilities in, or a failure or outage of, one or more of these systems could impact our ability to perform internal operations and provide services to customers, such as online banking, mobile banking, remote deposit capture, treasury and payment services, and other services dependent on system processing. These risks increase as systems and software approach the end of their useful life or require more frequent updates and modifications. We have well-established business continuity, disaster recovery, and crisis management protocols that may not be sufficient to restore our operations in the event of system failure or other outages. We cannot guarantee that such occurrences will not have a significant operational or customer impact.
For information regarding risks associated with the replacement or upgrades of our technology systems, see “Strategic and Business Risk” in Risk Factors on page 16. For information about how we manage technology risk, see “Operational, Technology, and Cybersecurity Risk Management” in MD&A on page 76.
CYBERSECURITY RISK
We are subject to various information system failures and cybersecurity risks that could adversely affect our business and financial performance.
We rely heavily on communications and information systems to conduct our business. Our systems process and maintain information that is confidential, proprietary, personal, or otherwise sensitive, including financial and other confidential business information. We, our customers, and other financial institutions with which we interact, are subject to ongoing, continuous attempts by threat actors, such as organized cybercrime, hackers, and state-sponsored organizations, to penetrate key systems. Information security risks for us and other large financial institutions have increased significantly in recent years, partly due to the proliferation of new technologies, including artificial intelligence, the ubiquity of internet connections, and the increased sophistication and activities of threat actors.
Moreover, developments in our and third parties’ use of generative artificial intelligence, as well as the use of mobile and cloud technologies, could heighten these and other operational risks, as certain aspects of the security of such technologies may be complex, unpredictable, or beyond our control. The types of attacks these threat actors use include, but are not limited to, exploiting customer or system vulnerabilities or misconfigurations, denial-of-service, ransomware, compromising business emails, deceiving employees through email phishing or social engineering, and compromising any of our suppliers. Such threats may be difficult to detect over extended periods and could be further exacerbated through threat actors' use of artificial intelligence.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Third parties, including our suppliers and their subcontractors, also present operational and information security risks to us, including security incidents or failures of their own systems and downstream systems. In incidents involving third parties, we may not be informed promptly of any effect on our services or our data, nor be able to participate in any related investigation, notification, or remediation. The possibility of third-party or employee error, failure to follow security procedures, or malfeasance also presents these risks.
As cybersecurity threats continue to evolve, we allocate necessary resources to modify or enhance our defenses and investigate or remediate any information security vulnerabilities. While we and our third-party suppliers have experienced cybersecurity incidents in the past that have not materially impacted our data, customers, or operations, there can be no assurance that future failures, interruptions, or significant security breaches will not occur or that they will be adequately addressed. It is impossible to determine the severity or potential effects of these incidents with any certainty.
System enhancements and updates may also create risks associated with implementing new systems and integrating them with existing ones. Due to the complexity and interconnectedness of information technology systems, the process of enhancing our defenses itself can create a risk of systems disruptions and security issues. We may face additional risks to the extent our hardware and software providers are unable to deliver patches and updates to mitigate vulnerabilities or we are unable to implement patches in a timely manner, particularly when a vulnerability is being actively exploited by threat actors. We have devoted and will continue to devote significant resources to the security of our computer systems, but they may still be vulnerable to these threats and our efforts may subsequently be deemed to have been inadequate by regulators or courts. The occurrence of any failure, interruption or security incident to our information systems or those of our third-party suppliers could interfere with or disrupt our operations and services, damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, expose us to civil litigation and financial liability, or otherwise result in material adverse consequences on us.
For information about how we manage cybersecurity risk, see Part I, Item 1C. Cybersecurity on page 24.
CAPITAL/FINANCIAL REPORTING RISK
Internal stress testing and capital management, along with provisions of the National Bank Act and OCC regulations, may limit our ability to increase dividends, repurchase shares of our stock, and access capital markets.
We utilize stress testing as an important mechanism to inform our decisions on the appropriate level of capital, based on hypothetically stressed economic conditions. Stress testing and other applicable regulatory requirements may, among other things, require us to increase our capital levels, limit our dividends or other capital distributions to shareholders, modify our business strategies, or decrease our exposure to various asset classes. Under the National Bank Act and OCC regulations, certain capital transactions, including share repurchases, are subject to the approval of the OCC. These requirements may limit our ability to respond to and take advantage of market developments.
Regulatory requirements, economic conditions, and other factors may require us to raise capital at times or in amounts that are unfavorable to us.
We maintain certain risk-based and leverage capital ratios, as required by our federal banking regulators, which can change depending upon general economic conditions, as well as the particular conditions, risk profiles, and our growth plans. Compliance with capital requirements may limit our ability to expand and has required, and may require, us to raise additional capital or retain earnings that could otherwise be distributed to shareholders. These uncertainties and risks, including those created by legislative and regulatory change and uncertainties, such as recent regulatory proposals that would significantly revise the capital requirements and expand long-term debt requirements applicable to large banking organizations, may increase our cost of capital and other financing costs. For more information about these regulatory proposals, see “Regulatory Developments” in Supervision and Regulation on page 9.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We could be adversely affected by risks related to accounting, financial reporting, and regulatory compliance.
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
If the fair value of a reporting unit is determined to be less than its carrying value, we would take a charge related to the impairment of our goodwill. Such a charge could result from, among other factors, weakening in the economic environment, a decline in the performance of the reporting unit, or new legislative or regulatory changes not anticipated in management’s expectations.
We may unable to fully realize our deferred tax assets, which could adversely affect our operating results and financial performance.
At December 31, 2024, we had a net deferred tax asset of $904 million. The accounting treatment for realization of deferred tax assets is complex and requires judgment. Our ability to fully realize our deferred tax asset could be reduced in the future if our estimates of future taxable income from our operations, future reversals of existing deferred tax liabilities (“DTLs”), or tax planning strategies do not support the realization of our deferred tax asset. Changes in applicable tax laws, regulations, macroeconomic conditions, or market conditions may adversely affect our financial results, and there can be no assurance that we will be able to fully realize our deferred tax assets.
For information about how we manage capital, see “Capital Management” in MD&A on page 77.
LEGAL/COMPLIANCE RISK
Laws and regulations governing us and the financial services industry impose significant limitations on our business activities, subjecting us to increased regulation and additional costs.
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
Political developments, including those arising from transitions in administration and shifts in congressional control, may create volatility and uncertainty, potentially resulting in significant changes in the size, scope, and effectiveness of government agencies and services.
Political developments, such as those recently announced or enacted by the new administration, may result in sudden changes in laws, policies, and government operations. For example, the administration has taken steps or indicated plans to (1) change leadership of, and potentially combine or eliminate, various regulatory agencies; (2)

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
alter the purpose, funding, or enforcement powers of certain agencies; (3) significantly reduce the size of the federal government and workforce; and (4) modify, reinterpret, replace, or repeal various laws, regulations and regulatory guidance.
These actions may create uncertainties and volatility in U.S. and global markets, potentially affecting the government's ability to provide services at historical levels. They may also impact our ability to obtain guidance and support from the government in addressing existing and emerging risks, such as climate change, cyber attacks, financial privacy, artificial intelligence, and public safety. Many of these actions are being legally challenged or require further legislative action before implementation. The extent and timing of these changes are uncertain, as are their potential impacts, whether beneficial or adverse, on our business, financial performance, and customers.
Legislative, administrative, and judicial changes to tax laws, regulations, and case law may adversely impact our business and financial performance.
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
We are subject to risks associated with legal claims, litigation, and regulatory and other government proceedings. Our exposure to these proceedings may increase as a result of stresses on customers, counterparties, and others arising from the past or current economic environments, more frequent claims and actions resulting from fraud schemes perpetrated by or involving our customers, new regulations promulgated under recently enacted statutes, the creation of new examination and enforcement bodies, changes in administration and other political developments, and enforcement and legal actions against banking organizations. Any such matters may result in material adverse consequences to our results of operations, financial condition, or ability to conduct our business, including adverse judgments, settlements, fines, penalties (e.g., civil money penalties under applicable banking laws), injunctions, restrictions on our business activities, or other relief. We maintain insurance coverage to mitigate the financial risk of defense costs, settlements, and awards, but the coverage is subject to deductibles and limits of coverage. Our involvement in any such matters, even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation and divert management attention from the operation of our business. In general, the amounts paid by financial institutions in settlement of proceedings or investigations have been increasing dramatically. This has affected and will continue to adversely affect (1) our ability to obtain insurance coverage for certain claims, (2) our deductible levels, and (3) the cost of premiums associated with our coverage. Consequently, our financial results are subject to greater risk of adverse outcomes from legal claims.
Due to the difficulty in predicting the timing of, and damages or penalties associated with, the resolution of legal claims, it is possible that adverse financial impacts from litigation could occur sporadically and could be significant. In addition, any enforcement matters could impact our supervisory and CRA ratings, which may restrict or limit our activities.
The corporate and securities laws governing us are less developed than those for state-chartered corporations, potentially impacting our ability to execute corporate transactions efficiently and optimally.
Our corporate affairs are governed by the National Bank Act, and related regulations are administered by the OCC. As to securities laws, the OCC maintains its own securities offering framework applicable to national banks and their securities offerings, and our compliance with the Exchange Act is governed and enforced by the OCC.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
State corporate codes, including that of Utah, are widely recognized, updated by legislative action from time-to-time, and may be based on and influenced by model statutes. The federal securities law regime established by the Securities Act and the Exchange Act and the SEC’s extensive and well-developed framework thereunder are widely used by public companies. The OCC’s statutory and regulatory frameworks have been used by publicly traded banking organizations relatively rarely and are not as well developed as the corporate and securities law frameworks applicable to other public corporations. While certain specific risks associated with operating under these frameworks are described below, unless and until these frameworks are further developed and established over time, the uncertainty of how these frameworks might apply to any given corporate or securities matters may prevent us from effecting transactions in an efficient and optimal manner or perhaps at all.
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
We are subject to restrictions on permissible activities, which limit the types of business we may conduct and may complicate acquisitions of other financial companies.
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
REPUTATIONAL RISK
We face various reputational risk issues arising from operational, regulatory, compliance, and legal risks.
Any of the risks described in this section may give rise to adverse publicity and other expressions of negative public opinion, increased regulatory scrutiny, and damaged relationships among other reputational risks.
OTHER RISKS
Wars, international trade policies and disputes, geopolitical conflicts, and retaliatory measures imposed by the U.S. and other countries, including the responses to such measures, may significantly disrupt domestic and foreign economies and markets.
Wars, international trade policies and disputes, and other geopolitical conflicts in recent years, have created increasing risks for global markets, trade, economic conditions, cybersecurity, and similar concerns. For example, these conflicts have affected and could continue to affect the availability and price of commodities and products, adversely affecting supply chains and increasing inflationary pressures; the value of currencies, interest rates, and other components of financial markets; and lead to increased risks of events such as cyberattacks that could result in severe costs and disruptions to governmental entities and companies and their operations. The impact of these conflicts and retaliatory measures is continually evolving and cannot be predicted with certainty. It is likely that these conflicts will continue to affect the global political order and global and domestic markets for a substantial period of time.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
While these events have not materially interrupted our operations, these or future developments resulting from these conflicts, such as cyberattacks on the U.S., the Bank, our customers, or our suppliers, could make it difficult to conduct business.
Stakeholder views and developments related to environmental and social issues could lead or require us to restrict or modify certain business activities and negatively affect our business and reputation.
There has been an increased focus by politicians, investors, and other stakeholders regarding practices related to environmental and social issues. For example, the new administration has issued executive orders designed to prohibit or limit certain activities often referred to as “diversity, equity, and inclusion” by government agencies, federal contractors, and others. Due to the varying perspectives among stakeholders on these issues, we face an increased risk that any action or inaction on our part may be perceived negatively by some stakeholders, potentially adversely impacting our business and reputation.
Investor and regulatory expectations could eventually lead us to restrict or modify certain business practices. Additionally, our operations could be adversely impacted by federal, state, and local laws and regulations addressing environmental and social issues. For example, some states have recently enacted or considered laws prohibiting financial institutions from limiting services to specific types of businesses if they also engage with governmental entities in those states. Depending on the wording and implementation of these laws, our risk management capabilities could be adversely impacted. These environmental and social regulations may conflict with other state and federal laws, potentially increasing our costs or limiting our ability to operate in certain jurisdictions.
Evolving regulatory and social focus on climate change may impose additional requirements on companies, including financial institutions, regarding the measurement, management, and disclosure of climate-related risks and associated lending and investment activities. New and potentially conflicting state and federal laws and policies on climate change may increase regulatory, compliance, credit, and reputational risks and costs. Additionally, transitioning to a lower-carbon economy could expose us to other risks, such as our customers’ susceptibility to commodity price volatility, increased insurance costs or lack of access to insurance, and shifts in the market for carbon-related products and services. For more information, see “Other Regulations & Proposals” in Supervision and Regulation on page 11.
Protracted congressional negotiations in Washington, D.C. regarding government funding and other issues introduce additional volatility into the U.S. economy, particularly affecting capital and credit markets and the banking industry.
The U.S. government is currently operating under a continuing resolution that provides short-term appropriations. Efforts to pass spending bills for long-term government funding have proven challenging, increasing the risk of a government shutdown. Concurrently, the national debt continues to grow as Congress struggles to formulate a plan for greater fiscal responsibility. These circumstances may result in downgrades in the U.S. credit rating or defaults, introducing additional volatility into the U.S. economy. This could impact capital and credit markets, the banking industry, financial markets, and interest rates, among other unforeseen consequences. In such an event, the Bank’s liquidity, operating margins, financial condition, and results of operations could be materially and adversely affected.
ITEM 1B. UNRESOLVED STAFF COMMENTS
There are no unresolved written comments that were received from SEC or OCC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports filed under the Exchange Act.
ITEM 1C. CYBERSECURITY
Cybersecurity risk is the risk of adverse impacts to the confidentiality, integrity, and availability of data owned, stored, or processed by the Bank or the accompanying information systems. The number and sophistication of attempts to disrupt or penetrate our systems and those of our suppliers continues to grow. These attempts are often referred to as hacking, cybersecurity fraud, cyberattacks, or other similar names.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Cybersecurity risk is overseen by the Board and the Bank’s multiple lines of defense, including front-line bankers, operations teams, Enterprise Risk Management (“ERM”), and internal audit. Information security risk is managed in accordance with an established ERM framework, which includes elements such as key risk indicators, enterprise standards, controls, and self-assessments that comply with established ERM policies. These elements are regularly assessed, measured, and reported to Board-level and Bank senior management-level risk committees, and those committees review such reports.
The ROC is responsible for reviewing reports from management related to enterprise-wide risk management efforts, including cybersecurity risks. As part of this oversight, the ROC conducts an annual review and approval of information security policies and programs, and receives regular updates on key risk indicators, threat trends, risk remediation activities, and operational events. The ROC regularly reports on this oversight, including cybersecurity, to the Board. Management employs multiple real-time and interval-based monitoring and reporting mechanisms to detect and respond to cybersecurity incidents, and may also engage third parties to assist in these efforts. Documented escalation procedures are regularly tested through tabletop exercises and other activities, including notification to executive management during qualifying cybersecurity incidents.
Management directly responsible for assessing, measuring, and managing cybersecurity risks include the Chief Information Security Officer (“CISO”) and the Chief Technology and Operations Officer (“CTOO”). The current CISO has more than 20 years of technology leadership experience, including significant direct involvement in cybersecurity efforts, and holds multiple industry certifications. The current CTOO has more than 25 years of experience in audit, risk, operations, and technology leadership, including previous roles as Chief Audit Executive and Director of Bank Operations. The CISO and CTOO regularly report cybersecurity risk information to the Board or a Board committee.
We engage multiple independent third parties and cyber experts to assess our information security programs and practices. These assessments include, but are not limited to, framework maturity assessments, blind penetration testing, technology health checks, cyber skill and staffing assessments, externally facilitated tabletop exercises, external cyber legal counsel briefings, and strategic assessments. Findings from these assessments are regularly reviewed with management and the ROC. Additionally, we participate in various cybersecurity industry forums and have access to law enforcement analysis regarding current threats.
Our supply chain risk management practices include risk assessments of suppliers, particularly regarding cybersecurity. We monitor our suppliers using commercially available services that provide real-time security scoring of supplier technology services, threat intelligence, financial intelligence, geopolitical risk intelligence, and other cybersecurity-related considerations. Regular reviews are performed to monitor changes in our suppliers’ cybersecurity risk posture. Continuous threat intelligence monitoring is also conducted to identify potential cybersecurity incidents involving third parties. We strive to negotiate appropriate cybersecurity provisions in our contracts with suppliers.
Upon the occurrence of a cybersecurity incident, whether identified internally or through third-party cybersecurity notifications, we assess the incident’s criticality and potential materiality and disclosure. This evaluation considers various factors, including service availability, operational impact, reputational consequences, regulatory and legal implications, data sensitivity, and direct financial impact. The CISO continuously monitors these criteria to determine the incident's potential impact, individually or in aggregate. We have established escalation procedures to promptly inform senior and executive management, the Board (or relevant subcommittees), and regulators, based on the incident's criticality and materiality.
At December 31, 2024, risks from cybersecurity threats, including those arising from any previous cybersecurity incidents, have not materially impacted our business strategy, results of operations, or financial condition. Management has evaluated known cybersecurity incidents for potential materiality and disclosure using formal, documented processes and has determined that there have been no material cybersecurity incidents, either individually or in aggregate. We acknowledge that future cybersecurity incidents could potentially have a material adverse effect on our organization, despite our efforts to prevent or mitigate such events.
For additional discussion regarding cybersecurity risks, see “Cybersecurity Risk” in Risk Factors on page 19.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 2. PROPERTIES
At December 31, 2024, we operated 404 branches, with 275 owned and 129 leased. Additionally, our headquarters in Salt Lake City, Utah, is leased. Annual rental payments under long-term leases for leased premises are determined by various formulas and factors, including operating costs, maintenance, and taxes. For additional information regarding leases and rental payments, see Note 8 of the Notes to Consolidated Financial Statements.
ITEM 3. LEGAL PROCEEDINGS
The information contained in Note 16 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
None.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PREFERRED STOCK
We have 4.4 million authorized shares of preferred stock without par value and with a liquidation preference of $1,000 per share. At December 31, 2024, 66,139 shares of Series A preferred stock were outstanding.
In December 2024, we fully redeemed the outstanding shares of our Series G, I, and J preferred stock for a cash payment of approximately $374 million. The redemption resulted in a one-time reduction to net earnings applicable to common shareholders of approximately $6 million, arising from the recognition of capitalized preferred stock issuance costs. See Note 14 of the Notes to Consolidated Financial Statements for further information regarding our preferred stock.
COMMON STOCK
Market Information
Our common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market under the symbol “ZION.” On February 3, 2025, the closing price of our common stock on NASDAQ was $56.25 per share.
Equity Capital and Dividends
As of February 3, 2025, there were 3,427 registered shareholders of record of our common stock. In January 2025, the Board declared a dividend of $0.43 per common share, payable on February 20, 2025 to shareholders of record at the close of business on February 13, 2025.
Share Repurchases
During the first quarter of 2024, we repurchased 0.9 million common shares outstanding for $35 million at an average price of $39.32 per share. The amounts repurchased during the third and fourth quarters of 2024 were related to shares acquired in connection with our stock compensation plan.
In February 2025, we received the necessary approvals to repurchase up to $40 million of common shares outstanding during the fiscal year 2025. For more information regarding our common stock activity, see the Consolidated Statement of Changes in Shareholders’ Equity on page 93.
The following schedule summarizes our share repurchases by quarter for the year ended December 31, 2024:
2024 SHARE REPURCHASES

Period	Total number of shares purchased [1]	Average price paid per share	Shares purchased as part of publicly announced plans

First quarter	890,167	$39.32	890,167
Second quarter	—	—	—
Third quarter	2,799	49.62	—
October	346	50.93	—
November	7,413	60.35	—
December	—	—	—
Fourth quarter total	7,759	59.93	—
Total 2024	900,725	$39.53	890,167
1 Includes common shares acquired in connection with our stock compensation plan. These shares were acquired from employees to cover their payroll taxes and stock option exercise cost upon the exercise of stock options.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Performance Graph
The following stock performance graph compares the five-year cumulative total return of our common stock with the Standard and Poor’s (“S&P”) 500 Index, the S&P MidCap 400 Index, and the Keefe, Bruyette & Woods, Inc. (“KBW”) Regional Bank Index (“KRX”). During the first quarter of 2024, we were removed from the S&P 500 Index and added to the S&P MidCap 400 Index. The KRX is a modified market capitalization-weighted regional bank and thrift stock index developed and published by KBW, a nationally recognized brokerage and investment banking firm specializing in bank stocks. The index is composed of 50 geographically diverse stocks representing regional banks or thrifts. The stock performance graph is based upon an initial investment of $100 on December 31, 2019 and assumes reinvestment of dividends.
PERFORMANCE GRAPH FOR ZIONS BANCORPORATION, N.A.
INDEXED COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

	2019	2020	2021	2022	2023	2024

Zions Bancorporation, N.A.	100.0	86.8	129.5	103.6	96.9	124.1
KBW Regional Bank Index	100.0	91.3	124.8	116.1	115.7	131.0
S&P 500	100.0	118.4	152.3	124.7	157.5	196.8
S&P MidCap 400	100.0	113.6	141.6	123.1	143.2	163.1
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The information contained in Item 12 of this Form 10-K is incorporated by reference herein.
ITEM 6. RESERVED

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key Corporate Objectives
We conduct our operations primarily through seven separately managed and geographically defined affiliates, each with its own local branding and management teams. These affiliate banks are supported by an enterprise operating segment (referred to as the “Other” segment) that provides governance and risk management, allocates capital, establishes strategic objectives, and includes centralized technology, back-office functions, and certain lines of business not operated through our affiliate banks.
Our efforts and resources are focused on achieving strategic growth and profitability objectives. This includes delivering high-quality products and services and strengthening relationships with our commercial, small business, and consumer customers. Serving as a trusted advisor for our business customers and supporting their operational needs generally provides us with a major source of relatively stable deposits.
We strive to achieve balanced growth in customers, pre-provision net revenue (“PPNR”), profitability, and shareholder returns. Our focus is on five strategic growth areas: commercial, small business, capital markets, wealth management, and consumer.
To achieve our growth and profitability objectives, we invest in six key areas, referred to as “strategic enablers”:
1.People and Empowerment — we invest in training our employees and providing them with the tools and resources to build their capabilities;
2.Technology — we invest in innovative technologies to make us more efficient and enable us to remain competitive;
3.Marketing — we invest in marketing strategies to strengthen our local brands, attract new clients, deepen existing relationships, and enhance customer engagement;
4.Operational Excellence — we invest in and support ongoing improvements to safely and securely deliver value to our customers;
5.Risk Management — we engage in risk management practices to ensure prudent risk-taking and appropriate oversight; and
6.Data and Analytics — we invest in relevant enterprise data and analytic tools to support local execution and informed decision making.
RESULTS OF OPERATIONS
Our Financial Performance
This section and other sections provide information about our 2024 financial performance, compared with the prior year. For more information about our results of operations for 2023 compared with 2022, see the respective sections in MD&A included in our 2023 Form 10-K. Growth rates of 100% or more are considered not meaningful (“NM”) as they generally reflect a low starting point.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions) [1]	Efficiency ratio[1]
1 For information on non-GAAP financial measures, see page 83.
Our financial performance for 2024, relative to the prior year, reflected growth in net earnings and diluted earnings per share (“EPS”), with modest deterioration in adjusted pre-provision net revenue. Diluted EPS was $4.95, compared with $4.35 in 2023, and benefited from a lower provision for credit losses, higher noninterest income, and lower noninterest expenses.
•Net interest income remained relatively flat, as higher earning asset yields were offset by higher funding costs. Net interest income was also impacted by increases in average interest-earning assets and interest-bearing liabilities. The net interest margin (“NIM”) decreased slightly to 3.00%, compared with 3.02%.
◦Average interest-earning assets increased $480 million, or 1%, as growth in average loans and leases and average money market investments was largely offset by a decline in average securities.
◦Average interest-bearing liabilities increased $4.2 billion, or 8%, as an increase in average interest-bearing deposits was partially offset by a decrease in average borrowed funds.
◦Total loans and leases increased $1.6 billion, or 3%, primarily due to growth in the consumer 1-4 family residential mortgage, home equity credit lines, and commercial and industrial loan portfolios.
◦Total deposits increased $1.3 billion, or 2%, primarily due to an increase in interest-bearing deposits, partially offset by a decrease in noninterest-bearing deposits. Customer deposits (excluding brokered deposits) increased $663 million, or 1%.
•The provision for credit losses was $72 million in 2024, compared with $132 million in 2023.
•Customer-related noninterest income increased $19 million, or 3%, driven largely by increases in capital markets fees and commercial account fees, partially offset by decreases in loan-related fees and card fees. Increases in noncustomer-related noninterest income were primarily due to increases in net securities gains and credit valuation adjustments (“CVA”)on client-related interest rate swaps, partially offset by a decline in dividends on FHLB stock.
•Noninterest expense decreased $51 million, or 2%. Deposit insurance and regulatory expense decreased $78 million, largely due to a $90 million accrual associated with the FDIC special assessment during the prior year. This decrease was partially offset by increases in technology, telecom, and information processing expense, and salaries and employee benefits expense. The efficiency ratio was 64.2%, compared with 62.9%, due to an increase in adjusted noninterest expense.
•Net loan and lease charge-offs totaled $60 million, or 0.10%, of average loans and leases, compared with $36 million, or 0.06%, in 2023. The increase in charge-offs was largely due to a single commercial and industrial loan. The ratio of allowance for credit losses (“ACL”) to total loans and leases was 1.25%, compared with 1.26%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•Nonperforming assets totaled $298 million, or 0.50%, of total loans and leases and other real estate owned (“OREO”), compared with $228 million, or 0.39%. The increase in nonperforming assets was primarily due to a small number of loans in the commercial and industrial and term commercial real estate (“CRE”) portfolios.
•Classified loans totaled $2.9 billion, or 4.83%, of total loans and leases, compared with $825 million, or 1.43%. The increase in classified loans was primarily in the multifamily and industrial CRE loan portfolios, largely due to an increased emphasis in risk grading on current cash flows, and less emphasis on the adequacy of collateral values and the strength of guarantors and sponsors. The increase in classified loans was also attributable to weaker performance, particularly for 2021 and 2022 construction loan vintages, as borrowers missed projections due to longer-than-anticipated lease-up periods, rent concessions, elevated costs, and higher interest rates.
•Total borrowed funds, consisting primarily of secured borrowings, decreased $139 million, or 3%, as a decline in security repurchase agreements was partially offset by an increase in long-term debt. The increase in long-term debt was due to the issuance of $500 million of 6.82% Fixed-to-Floating Subordinated Notes due 2035, partially offset by the redemption of $88 million of 6.95% Fixed-to-Floating Subordinated Notes due 2028 during the fourth quarter of 2024.
•Preferred stock decreased $374 million due to the redemption of the outstanding shares of our Series G, I, and J preferred stock during the fourth quarter of 2024.
The following schedule presents additional selected financial highlights:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
SELECTED FINANCIAL HIGHLIGHTS

(Dollar amounts in millions, except per share amounts)	2024/2023 Change	2024	2023	2022
For the Year
Net interest income	—%	$2,430	$2,438	$2,520
Noninterest income	3%	700	677	632
Total net revenue	—%	3,130	3,115	3,152
Provision for credit losses	(45)%	72	132	122
Noninterest expense	(2)%	2,046	2,097	1,878
Pre-provision net revenue [1]	7%	1,129	1,059	1,311
Adjusted pre-provision net revenue [1]	(3)%	1,131	1,170	1,312
Net income	15%	784	680	907
Net earnings applicable to common shareholders	14%	737	648	878
Per Common Share
Net earnings – diluted	14%	4.95	4.35	5.79
Tangible book value at year-end [1]	20%	33.85	28.30	22.79
Market price – end	24%	54.25	43.87	49.16
Market price – high	15%	63.22	55.20	75.44
Market price – low	NM	37.76	18.26	45.21
At Year-End
Assets	2%	88,775	87,203	89,545
Loans and leases, net of unearned income and fees	3%	59,410	57,779	55,653
Deposits	2%	76,223	74,961	71,652
Common equity	15%	6,058	5,251	4,453
Performance Ratios
Return on average assets		0.88%	0.77%	1.01%
Return on average common equity		13.1%	13.4%	16.0%
Return on average tangible common equity [1]		16.2%	17.3%	19.8%
Net interest margin		3.00%	3.02%	3.06%
Net charge-offs to average loans and leases		0.10%	0.06%	0.07%
Total allowance for credit losses to loans and leases outstanding		1.25%	1.26%	1.14%
Capital Ratios at Year-End
Common equity Tier 1 capital		10.9%	10.3%	9.8%
Tier 1 leverage		8.3%	8.3%	7.7%
Tangible common equity [1]		5.7%	4.9%	3.8%
Other Selected Information
Weighted average diluted common shares outstanding (in thousands)	—%	147,215	147,756	150,271
Bank common shares repurchased (in thousands)	(6)%	890	947	3,563
Dividends declared	1%	$1.66	$1.64	$1.58
Common dividend payout ratio [2]		33.6%	37.8%	27.3%
Capital distributed as a percentage of net earnings applicable to common shareholders [3]		38%	46%	50%
Efficiency ratio [1]		64.2%	62.9%	58.8%
1 See “Non-GAAP Financial Measures” on page 83 for more information.
2 The common dividend payout ratio is equal to common dividends paid divided by net earnings applicable to common shareholders.
3 This ratio is the common dividends paid plus share repurchases for the year, divided by net earnings applicable to common shareholders.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Net Interest Income and Net Interest Margin
Net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, represented 78% of our net revenue (net interest income and noninterest income) in both 2024 and 2023. The NIM is calculated as net interest income as a percentage of average interest-earning assets.
NET INTEREST INCOME AND NET INTEREST MARGIN

		Amount change	Percent change		Amount change	Percent change
(Dollar amounts in millions)	2024			2023			2022

Interest and fees on loans [1]	$3,514	$318	10%	$3,196	$1,084	51%	$2,112
Interest on money market investments	230	42	22	188	107	NM	81
Interest on securities	549	(14)	(2)	563	51	10	512
Total interest income	4,293	346	9	3,947	1,242	46	2,705
Interest on deposits	1,540	477	45	1,063	993	NM	70
Interest on short- and long-term borrowings	323	(123)	(28)	446	331	NM	115
Total interest expense	1,863	354	23	1,509	1,324	NM	185
Net interest income	$2,430	$(8)	—	$2,438	$(82)	(3)	$2,520

Average interest-earning assets	$82,464	$480	1	$81,984	$(1,654)	(2)	$83,638
Average interest-bearing liabilities	56,061	4,185	8	51,876	9,738	23	42,138
		bps			bps
Net interest margin [2]	3.00%	(2)		3.02%	(4)		3.06%
1 Includes interest income recoveries of $6 million, $4 million, and $9 million for the respective years ended.
2 Taxable-equivalent rates used where applicable.
Net interest income remained relatively flat year over year, as higher yields on interest-earning assets were offset by increased funding costs. Net interest income was also impacted by increases in average interest-earning assets and interest-bearing liabilities. The NIM was 3.00% in 2024, compared with 3.02% in 2023.
The following chart presents the changes in yields on average interest-earning assets:

YIELDS ON AVERAGE INTEREST-EARNING ASSETS
Yield/Rate %
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
2022
2023
2024
4.06%
3.28%
2.02%
1.45%
5.69%
5.33%
4.86%
2.64%
6.06%
5.52%
5.26%
2.83%
Loans and leases
Investment securities
Money market investments
Total interest-earning assets

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The yield on average interest-earning assets increased 40 basis points in 2024, reflecting higher interest rates and a favorable mix change to higher yielding assets, as average loans and leases and average money market investments increased, while average securities decreased. The yield on average loans and leases increased 37 basis points and the yield on both average securities and average money market investments increased 19 basis points.
The following chart presents the changes in rates paid on average interest-bearing liabilities:

RATES PAID ON AVERAGE INTEREST-BEARING LIABILITIES
Yield/Rate %
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
—%
2022
2023
2024
3.27%
5.11%
5.07%
3.10%
2.46%
2.28%
1.87%
2.06%
1.46%
0.23%
0.18%
0.09%
Interest-bearing deposits
Borrowed funds
Total deposits & interest-bearing liabilities
Total cost of deposits

The total cost of deposits increased 60 basis points, and the rate paid on total deposits and interest-bearing liabilities increased 41 basis points in 2024, reflecting the higher interest rate environment and a decrease in noninterest-bearing deposits. The rate paid on total borrowed funds decreased 4 basis points.
Average interest-earning assets increased $480 million, or 1%, from the prior year, as growth in average loans and leases and average money market investments, was partially offset by a decline in average securities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average loans and leases increased $1.8 billion, or 3%, to $58.5 billion, primarily due to growth in average consumer and commercial real estate loans. Average securities decreased $2.0 billion, or 9%, to $19.6 billion, primarily due to principal reductions.
Average interest-bearing liabilities increased $4.2 billion, or 8%, from the prior year, largely driven by an increase in average interest-bearing deposits, and decreases in average noninterest-bearing deposits and average borrowed funds.
Average deposits increased $1.9 billion, or 3%, to $74.8 billion. Average interest-bearing deposits increased $6.5 billion, or 15%, primarily due to customer deposit growth and migration to interest-bearing deposit products in response to the higher interest rate environment. Average noninterest-bearing deposits decreased $4.6 billion, or 16%, and represented 34% of total deposits in 2024, compared with 41% in 2023. Average borrowed funds, consisting primarily of secured borrowings, decreased $2.3 billion, or 27%, to $6.4 billion, primarily due to a decline in security repurchase agreements.
For more information on our investment securities portfolio and borrowed funds, and how we manage liquidity risk, refer to the “Investment Securities Portfolio” section on page 50 and the “Liquidity Risk Management” section on page 73. For further discussion on the effects of market rates on net interest income and our approach to managing interest rate risk, refer to the “Interest Rate and Market Risk Management” section on page 70.
The following schedule presents the average balances, the amount of interest earned or paid, and the applicable yields for interest-earning assets, as well as the rates paid on interest-bearing liabilities:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
AVERAGE BALANCE SHEETS, YIELDS, AND RATES

	Year Ended December 31,
	2024			2023			2022
(In millions)	Average balance	Interest	Yield/ Rate [1]	Average balance	Interest	Yield/ Rate [1]	Average balance	Interest	Yield/ Rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$1,970	$106	5.40%	$2,163	$112	5.18%	$3,066	$27	0.87%
Federal funds sold and securities purchased under agreements to resell	2,203	124	5.62	1,358	76	5.57	2,482	54	2.16
Total money market investments	4,173	230	5.52	3,521	188	5.33	5,548	81	1.45
Trading securities	36	2	4.41	53	1	2.86	322	16	4.79
Investment securities:
Available-for-sale	9,621	332	3.46	10,900	331	3.03	23,132	461	1.99
Held-to-maturity	10,017	224	2.23	10,731	240	2.24	1,999	47	2.36
Total investment securities	19,638	556	2.83	21,631	571	2.64	25,131	508	2.02
Loans held for sale	70	4	NM	39	2	NM	39	1	NM
Loans and leases: [2]
Commercial	30,671	1,842	6.01	30,519	1,679	5.50	29,225	1,194	4.09
Commercial real estate	13,532	967	7.14	13,023	908	6.98	12,251	544	4.44
Consumer	14,344	737	5.14	13,198	639	4.84	11,122	398	3.58
Total loans and leases	58,547	3,546	6.06	56,740	3,226	5.69	52,598	2,136	4.06
Total interest-earning assets	82,464	4,338	5.26	81,984	3,988	4.86	83,638	2,742	3.28
Cash and due from banks	714			662			621
Allowance for credit losses on loans and debt securities	(689)			(632)			(514)
Goodwill and intangibles	1,055			1,062			1,022
Other assets	5,279			5,579			4,908
Total assets	$88,823			$88,655			$89,675
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$38,796	$1,022	2.63	$34,135	$650	1.90	$37,045	$61	0.16
Time	10,898	518	4.75	9,028	413	4.58	1,594	9	0.58
Total interest-bearing deposits	49,694	1,540	3.10	43,163	1,063	2.46	38,639	70	0.18
Borrowed funds:
Federal funds purchased and security repurchase agreements	1,309	68	5.19	3,380	169	4.98	1,531	38	2.49
Other short-term borrowings	4,458	218	4.90	4,741	241	5.08	1,263	46	3.65
Long-term debt	600	37	6.07	592	36	6.09	705	31	4.28
Total borrowed funds	6,367	323	5.07	8,713	446	5.11	3,499	115	3.27
Total interest-bearing liabilities	56,061	1,863	3.32	51,876	1,509	2.91	42,138	185	0.44
Noninterest-bearing demand deposits	25,066			29,703			39,890
Other liabilities	1,643			1,797			1,735
Total liabilities	82,770			83,376			83,763
Shareholders’ equity:
Preferred equity	423			440			440
Common equity	5,630			4,839			5,472
Total shareholders’ equity	6,053			5,279			5,912
Total liabilities and shareholders’ equity	$88,823			$88,655			$89,675
Spread on average interest-bearing funds			1.94%			1.95%			2.84%
Impact of net noninterest-bearing sources of funds			1.06%			1.07%			0.22%
Net interest margin		$2,475	3.00%		$2,479	3.02%		$2,557	3.06%
Memo: total cost of deposits			2.06%			1.46%			0.09%
Memo: total deposits and interest-bearing liabilities	$81,127	1,863	2.28%	$81,579	1,509	1.87%	$82,028	185	0.23%
1 Taxable-equivalent rates used where applicable.
2 Net of unamortized purchase premiums, discounts, and deferred loan fees and costs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents year-over-year changes in net interest income on a fully taxable-equivalent basis for the years indicated. For the yield calculations, average loan balances include the principal amounts of nonaccrual and restructured loans. Interest payments received on nonaccrual loans are not recognized as interest income, but are applied as reductions to the principal outstanding. Additionally, interest on modified loans is generally accrued at the modified rates.
In the analysis of changes in taxable-equivalent net interest income attributed to volume and rate, changes are allocated to volume with the following exceptions: when both volume and rate increase, the variance is allocated proportionately to both volume and rate; when the rate increases and volume decreases, the variance is allocated to rate.
ANALYSIS OF CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME

	2024 over 2023			2023 over 2022
	Changes due to		Total changes	Changes due to		Total changes
(In millions)	Volume	Rate[1]		Volume	Rate[1]
INTEREST-EARNING ASSETS
Money market investments:
Interest-bearing deposits	$(10)	$4	$(6)	$(8)	$93	$85
Federal funds sold and securities purchased under agreements to resell	48	—	48	(25)	47	22
Total money market investments	38	4	42	(33)	140	107
Trading securities	—	1	1	(8)	(7)	(15)
Securities:
Available-for-sale	(39)	40	1	(244)	114	(130)
Held-to-maturity	(15)	(1)	(16)	195	(2)	193
Total securities	(54)	39	(15)	(49)	112	63
Loans held for sale	2	—	2	—	1	1
Loans and leases[2]
Commercial	8	155	163	56	429	485
Commercial real estate	37	22	59	36	328	364
Consumer	57	41	98	84	157	241
Total loans and leases	102	218	320	176	914	1,090
Total interest-earning assets	88	262	350	86	1,160	1,246
INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Saving and money market	97	275	372	(6)	595	589
Time	89	16	105	163	241	404
Total interest-bearing deposits	186	291	477	157	836	993
Borrowed funds:
Federal funds purchased and security repurchase agreements	(104)	3	(101)	72	59	131
Other short-term borrowings	(14)	(9)	(23)	171	24	195
Long-term debt	1	—	1	(6)	11	5
Total borrowed funds	(117)	(6)	(123)	237	94	331
Total interest-bearing liabilities	69	285	354	394	930	1,324
Change in taxable-equivalent net interest income	$19	$(23)	$(4)	$(308)	$230	$(78)
1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and modified loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The Allowance and Provision for Credit Losses
The allowance for credit losses (“ACL”) comprises both the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”). The ALLL represents the estimated current expected credit losses related to the loan and lease portfolio as of the balance sheet date. The RULC represents the estimated reserve for current expected credit losses associated with off-balance sheet commitments. Changes in the ALLL and RULC, net of charge-offs and recoveries, are recorded as the provision for loan and lease losses and the provision for unfunded lending commitments, respectively, on the consolidated statement of income. The ACL for debt securities is estimated separately from loans and is included in “Investment securities” on the consolidated balance sheet.
The ACL was $741 million at December 31, 2024, compared with $729 million at December 31, 2023. The increase in the ACL primarily reflects credit quality deterioration and higher reserves associated with portfolio-specific risks including commercial real estate, partially offset by improvements in economic forecasts. The ratio of ACL to total loans and leases was 1.25% at December 31, 2024, compared with 1.26% at December 31, 2023.
The provision for credit losses, which includes both the provision for loan and lease losses and the provision for unfunded lending commitments, was $72 million in 2024, compared with $132 million in 2023. The provision for securities losses was less than $1 million during 2024 and 2023.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The bar chart above illustrates the broad categories of changes in the ACL from the prior year period. To estimate current expected losses, we use econometric loss models that incorporate multiple economic scenarios, reflecting optimistic, baseline, and stressed economic conditions. The results derived from these scenarios are weighted to produce the credit loss estimate. Management may adjust the weights to reflect their assessment of current conditions and reasonable and supportable forecasts.
The second bar represents changes in these economic forecasts and current economic conditions, including management’s judgment on the weighting of the economic forecasts during the current quarter. These changes contributed to a $146 million decrease in the ACL from the prior year.
The third bar represents changes in credit quality factors, and includes risk grade migration, portfolio-specific risks, and specific reserves against loans. Combined, these factors contributed to a $158 million increase in the ACL, driven largely by deterioration in credit quality and an increased focus on certain portfolio-specific risks, including commercial real estate.
The fourth bar represents changes in our loan portfolio composition, including changes in loan balances and mix, the aging of the portfolio, and other qualitative risk factors. During 2024, changes in loan portfolio composition offset the effects of $1.6 billion in period-ending loan growth, resulting in no significant impact on the ACL.
See “Credit Quality” on page 66 and Note 6 of the Notes to Consolidated Financial Statements for more information on how we determine the appropriate level of the ALLL and the RULC.
Noninterest Income
Noninterest income represents revenue earned from products and services that generally have no associated interest rate or yield and is classified as either customer-related or noncustomer-related. Customer-related noninterest income excludes items such as securities gains and losses, dividends, insurance-related income, and mark-to-market adjustments on certain derivatives.
Total noninterest income increased $23 million, or 3%, in 2024, relative to the prior year. Noninterest income represented 22% of our net revenue in both 2024 and 2023. The following schedule presents a comparison of the major components of noninterest income:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NONINTEREST INCOME

(Dollar amounts in millions)	2024	Amount change	Percent change	2023	Amount change	Percent change	2022

Commercial account fees	$182	$8	5%	$174	$15	9%	$159
Card fees	96	(5)	(5)	101	(3)	(3)	104
Retail and business banking fees	67	1	2	66	(7)	(10)	73
Loan-related fees and income	70	(9)	(11)	79	(1)	(1)	80
Capital markets fees	110	29	36	81	(2)	(2)	83
Wealth management fees	58	—	—	58	3	5	55
Other customer-related fees	56	(5)	(8)	61	1	2	60
Customer-related noninterest income	639	19	3	620	6	1	614

Fair value and nonhedge derivative income (loss)	—	4	NM	(4)	(20)	NM	16
Dividends and other income	42	(15)	(26)	57	40	NM	17
Securities gains (losses), net	19	15	NM	4	19	NM	(15)
Noncustomer-related noninterest income	61	4	7	57	39	NM	18
Total noninterest income	$700	$23	3	$677	$45	7	$632
Customer-related Noninterest Income
Consistent with our key corporate objectives, we focus on expanding and supporting new and existing relationships by providing high-quality products and services to our commercial, small business, and consumer customers, thereby benefiting noninterest income through enhanced service offerings.
Customer-related noninterest income increased $19 million, or 3%, in 2024, relative to the prior year. Key drivers impacting customer-related revenue included:
•Capital markets fees increased $29 million, or 36%, driven by expanded real estate capital markets activity as well as increased swap fees, loan syndication fees, and foreign exchange fees.
•Commercial account fees increased $8 million or 5%, largely due to an increase in account analysis fees, partially offset by decreases in merchant fees and treasury management sweep fees.
•Loan-related fees and income decreased $9 million, or 11%, primarily due to higher gains on loan sales in the prior year and a decline in loan servicing income resulting from the sale of associated mortgage servicing rights in 2023.
•Card fees decreased $5 million, or 5%, primarily due to declines in commercial and business bankcard interchange fees.
•Other customer-related fees decreased $5 million, or 8%, mainly due to a decrease in miscellaneous income, including fees associated with compliance and other support services to pharmacies and healthcare providers.
Noncustomer-related Noninterest Income
Noncustomer-related noninterest income increased $4 million, or 7%, in 2024, relative to the prior year. Key drivers impacting noncustomer-related revenue included:
•Net securities gains increased $15 million, largely due to valuation adjustments in our Small Business Investment Company (“SBIC”) investment portfolio.
•Fair value and nonhedge derivative income increased $4 million due to credit valuation adjustments on client-related interest rate swaps.
•Dividends and other income decreased $15 million, primarily due to a decline in dividends on FHLB stock, as well as gains in the prior year associated with the sale of bank-owned property.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Noninterest Expense
The following schedule presents a comparison of the major components of noninterest expense:
NONINTEREST EXPENSE

(Dollar amounts in millions)	2024	Amount change	Percent change	2023	Amount change	Percent change	2022

Salaries and employee benefits	$1,287	$12	1%	$1,275	$40	3%	$1,235
Technology, telecom, and information processing	260	20	8	240	31	15	209
Occupancy and equipment, net	161	1	1	160	8	5	152
Professional and legal services	64	2	3	62	5	9	57
Marketing and business development	45	(1)	(2)	46	7	18	39
Deposit insurance and regulatory expense	91	(78)	(46)	169	119	NM	50
Credit-related expense	25	(1)	(4)	26	(4)	(13)	30
Other real estate expense, net	(1)	(1)	NM	—	(1)	NM	1
Other	114	(5)	(4)	119	14	13	105
Total noninterest expense	$2,046	$(51)	(2)	$2,097	$219	12	$1,878
Adjusted noninterest expense (non-GAAP)	$2,025	$39	2	$1,986	$110	6	$1,876
Noninterest expense decreased $51 million, or 2%, in 2024, primarily due to a $78 million decrease in deposit insurance and regulatory expense, driven by a $90 million accrual associated with the FDIC special assessment during the fourth quarter of 2023. Technology, telecom, and information processing expense increased $20 million, or 8%, primarily due to increases in software amortization expenses associated with the replacement of our core loan and deposit banking systems, as well as other related application software, license, and maintenance expenses. For additional information on the replacement of our core loan and deposit banking systems, see “Premises, Equipment, and Software” on page 54.
Salaries and benefits expense represented approximately 63% and 61% of total noninterest expense in 2024 and 2023, respectively. The following schedule presents the major components of salaries and employee benefits expense:
SALARIES AND EMPLOYEE BENEFITS

(Dollar amounts in millions)	2024	Amount change	Percent change	2023	Amount change	Percent change	2022

Salaries and bonuses	$1,061	$4	—%	$1,057	$29	3%	$1,028
Employee benefits:
Employee health and insurance	105	5	5	100	7	8	93
Retirement and profit sharing	49	(2)	(4)	51	(1)	(2)	52
Payroll taxes and other fringe benefits	72	5	7	67	5	8	62
Total employee benefits	226	8	4	218	11	5	207
Total salaries and employee benefits	$1,287	$12	1	$1,275	$40	3	$1,235

Full-time equivalent employees at December 31	9,406	(273)	(3)	9,679	(310)	(3)	9,989
Total salaries and benefits expense increased $12 million, or 1%, primarily due to a decline in capitalized salaries related to reduced software development activities, as well as higher benefits accruals, partially offset by a decrease in base salaries. Excluding the effect of capitalized salaries, total salaries and benefits expense remained relatively flat compared with the prior year. We had 9,406 full-time equivalent employees at December 31, 2024, a decrease of approximately 3% relative to the prior year.
Adjusted noninterest expense increased $39 million, or 2%. The efficiency ratio was 64.2%, compared with 62.9%, due to the aforementioned increase in adjusted noninterest expense. For information on non-GAAP financial measures, see page 83.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Technology Spend
Consistent with our key corporate objectives, we invest in technology initiatives designed to improve our products and services, make us more efficient, and enable us to remain competitive. We report these investments as technology spend, which includes the following:
•Technology, telecom, and information processing expense — includes current period expenses presented on the consolidated statement of income related to application software licensing and maintenance, telecommunications, and data processing, less related non-cash amortization and depreciation;
•Other technology-related expense — includes related noncapitalized salaries and employee benefits, occupancy and equipment, and professional and legal services; and
•Technology investments — includes capitalized technology infrastructure equipment, hardware, and software (both purchased and internally developed).
The following schedule presents the composition of our technology spend:
TECHNOLOGY SPEND

(In millions)	2024	Amount change	Percent change	2023	Amount change	Percent change	2022

Technology, telecom, and information processing expense	$260	$20	8%	$240	$31	15%	$209
Less: related non-cash amortization and depreciation	(79)	(8)	11	(71)	(17)	31	(54)
Other technology-related expense	251	19	8	232	26	13	206
Capitalized technology investments	34	(48)	(59)	82	(8)	(9)	90
Total technology spend	$466	$(17)	(4)	$483	$32	7	$451
Total technology spend decreased $17 million, or 4%, relative to the prior year, as the aforementioned increase in technology, telecom, and information processing expense and an increase in other technology-related expense were more than offset by a decrease in certain capitalized technology investments, as the final phase of our multi-year project to replace substantially all of our in-scope core loan and deposit banking systems was completed in July 2024.
Income Taxes
The following schedule presents the income tax expense and effective tax rates for the periods presented:
INCOME TAXES

(Dollar amounts in millions)	2024	2023	2022

Income before income taxes	$1,012	$886	$1,152
Income tax expense	228	206	245
Effective tax rate	22.5%	23.3%	21.3%
The effective tax rates for the periods presented above were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance policies (“BOLI”). However, they were increased by the nondeductibility of certain FDIC premiums, certain executive compensation, and other fringe benefits. The higher effective tax rates for 2024 and 2023 were primarily attributed to higher nondeductible FDIC premium expense (excluding the deductible special assessments) and nondeductible interest expense related to certain municipal loans and securities.
Investments in technology initiatives, low-income housing, and municipal securities during 2024, 2023, and 2022, generated tax credits and nontaxable income, which benefited the effective tax rate for each respective year. Additionally, the effective tax rate for 2024 benefited from a reduction in the reserve for uncertain tax positions related to credits on technology initiatives, as various statutes of limitations expired.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At December 31, 2024 and 2023, we reported a net DTA of $0.9 billion and $1.0 billion, respectively. The reduction in the net DTA was primarily attributed to a decrease in unrealized losses in accumulated other comprehensive income (“AOCI”) associated with investment securities and derivative instruments.
No valuation allowance was recorded at December 31, 2024 and December 31, 2023. For more information about the factors influencing our effective tax rate, significant components of our DTAs and DTLs, and unrecognized tax benefits for uncertain tax positions, see Note 20 of the Notes to Consolidated Financial Statements.
Preferred Stock Dividends and Redemption
Preferred stock dividends totaled $41 million in 2024, $32 million in 2023, and $29 million in 2022. The increase was primarily driven by changes in the timing and rates of dividend payments for certain series of preferred stock. In December 2024, we fully redeemed the outstanding shares of our Series G, I, and J preferred stock and paid all declared and unpaid dividends. For further details, see Note 14 of the Notes to Consolidated Financial Statements.
Business Segment Results
We manage our operations through seven affiliate banks located in different geographic markets, each with its own local branding and management team. These affiliate banks constitute our primary business segments and include: Zions Bank, California Bank & Trust (“CB&T”), Amegy Bank (“Amegy”), National Bank of Arizona (“NBAZ”), Nevada State Bank (“NSB”), Vectra Bank Colorado (“Vectra”), and The Commerce Bank of Washington (“TCBW”). We emphasize local authority, responsibility, pricing, and customization of certain products that are designed to maximize customer satisfaction, strengthen community relations, and improve profitability and shareholder returns.
Our affiliate banks are supported by an enterprise operating segment (referred to as the “Other” segment) that provides governance and risk management, allocates capital, establishes strategic objectives, and includes centralized technology, back-office functions, and certain lines of business not operated through our affiliate banks. The cost of centrally provided services is allocated to each business segment based on estimated or actual usage of those services. Capital is allocated according to the risk-weighted assets held by each business segment.
We employ an internal funds transfer pricing (“FTP”) allocation process to report the results of operations of our business segments. This process is subject to ongoing changes and refinements. For more performance information related to our business segments, including the Other segment, see Note 22 of the Notes to Consolidated Financial Statements.
We present selected financial information below for each of our business segments. Ratios are calculated based on amounts in thousands. All references to domestic deposits by state are based on FDIC deposit market share data for full-service institutions with at least three branches at June 30, 2024.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Zions Bank
Zions Bank is headquartered in Salt Lake City, Utah. At December 31, 2024, Zions Bank operated 92 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. As measured by domestic deposits in these states, Zions Bank was the largest full-service commercial bank in Utah and the fourth largest in Idaho. The FDIC deposit market share data at June 30, 2024 for Zions Bank in Wyoming was not meaningful.
ZIONS BANK SELECTED FINANCIAL INFORMATION

(Dollar amounts in millions)	2024	Amount change	Percent change	2023	Amount change	Percent change	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$692	$(6)	(1)%	$698	$(28)	(4)%	$726
Provision for credit losses	(8)	(28)	NM	20	(23)	(53)	43
Noninterest income	187	(5)	(3)	192	6	3	186
Noninterest expense	571	(11)	(2)	582	84	17	498
Income (loss) before income taxes	316	28	10	288	(83)	(22)	371
SELECTED BALANCE SHEET DATA (at year end)
Loans:
Commercial	8,255	(269)	(3)	8,524	424	5	8,100
Commercial real estate	2,783	62	2	2,721	(130)	(5)	2,851
Consumer	3,820	278	8	3,542	557	19	2,985
Total loans	14,858	71	—	14,787	851	6	13,936
Total deposits	21,324	632	3	20,692	(691)	(3)	21,383
CREDIT QUALITY
Net loan and lease charge-offs (recoveries)	$(3)	(22)	NM	$19	(10)	(34)	$29
Ratio of net charge-offs (recoveries) to average loans and leases	(0.02)%			0.13%			0.22%
Allowance for credit losses	$154	(3)	(2)	$157	2	1	$155
Ratio of allowance for credit losses to net loans and leases, at year end	1.04%			1.10%			1.17%
Nonperforming assets	$29	3	12	$26	(10)	(28)	$36
Ratio of nonperforming assets to net loans and leases and other real estate owned	0.20%			0.18%			0.26%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
California Bank & Trust
California Bank & Trust is headquartered in San Diego, California. At December 31, 2024, CB&T operated 75 branches in California. As measured by domestic deposits in the state, CB&T was the 15th largest full-service commercial bank in California.
CALIFORNIA BANK AND TRUST SELECTED FINANCIAL INFORMATION

(Dollar amounts in millions)	2024	Amount change	Percent change	2023	Amount change	Percent change	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$584	$(18)	(3)%	$602	$10	2%	$592
Provision for credit losses	42	(2)	(5)	44	(5)	(10)	49
Noninterest income	121	5	4	116	2	2	114
Noninterest expense	403	(8)	(2)	411	71	21	340
Income (loss) before income taxes	260	(3)	(1)	263	(54)	(17)	317
SELECTED BALANCE SHEET DATA (at year end)
Loans:
Commercial	7,295	(30)	—	7,325	(116)	(2)	7,441
Commercial real estate	4,244	(98)	(2)	4,342	164	4	4,178
Consumer	3,040	530	21	2,510	243	11	2,267
Total loans	14,579	402	3	14,177	291	2	13,886
Total deposits	14,529	(505)	(3)	15,034	263	2	14,771
CREDIT QUALITY
Net loan and lease charge-offs (recoveries)	$43	33	NM	$10	7	NM	$3
Ratio of net charge-offs (recoveries) to average loans and leases	0.30%			0.07%			0.02%
Allowance for credit losses	$167	5	3	$162	40	33	$122
Ratio of allowance for credit losses to net loans and leases, at year end	1.17%			1.15%			0.93%
Nonperforming assets	$101	19	23	$82	57	NM	$25
Ratio of nonperforming assets to net loans and leases and other real estate owned	0.69%			0.58%			0.18%
On September 23, 2024, we announced that we entered into an agreement to purchase four FirstBank Coachella Valley, California branches and their associated deposit and loan accounts. In addition to the four branches, the purchase includes approximately $700 million in deposits and $400 million in commercial and consumer loans. These amounts are subject to change. The transaction is expected to be completed in the first quarter of 2025, subject to customary closing conditions.
In January 2025, Southern California experienced devastating wildfires. We anticipate minimal credit losses due to insurance coverage and our limited residential credit exposure in the affected areas.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Amegy Bank
Amegy Bank is headquartered in Houston, Texas. At December 31, 2024, Amegy operated 75 branches in Texas. As measured by domestic deposits in the state, Amegy was the eighth largest full-service commercial bank in Texas.
AMEGY BANK SELECTED FINANCIAL INFORMATION

(Dollar amounts in millions)	2024	Amount change	Percent change	2023	Amount change	Percent change	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$496	$39	9%	$457	$(48)	(10)%	$505
Provision for credit losses	22	7	47	15	10	NM	5
Noninterest income	175	(9)	(5)	184	19	12	165
Noninterest expense	456	3	1	453	98	28	355
Income (loss) before income taxes	193	20	12	173	(137)	(44)	310
SELECTED BALANCE SHEET DATA (at year end)
Loans:
Commercial	7,851	589	8	7,262	(90)	(1)	7,352
Commercial real estate	2,438	290	14	2,148	171	9	1,977
Consumer	3,585	(2)	—	3,587	156	5	3,431
Total loans	13,874	877	7	12,997	237	2	12,760
Total deposits	15,349	(42)	—	15,391	1,304	9	14,087
CREDIT QUALITY
Net loan and lease charge-offs (recoveries)	$4	(1)	(20)	$5	2	67	$3
Ratio of net charge-offs (recoveries) to average loans and leases	0.03%			0.04%			0.02%
Allowance for credit losses	$141	2	1	$139	17	14	$122
Ratio of allowance for credit losses to net loans and leases, at year end	1.05%			1.08%			1.01%
Nonperforming assets	$76	41	NM	$35	(24)	(41)	$59
Ratio of nonperforming assets to net loans and leases and other real estate owned	0.55%			0.27%			0.46%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
National Bank of Arizona
National Bank of Arizona is headquartered in Phoenix, Arizona. At December 31, 2024, NBAZ operated 56 branches in Arizona. As measured by domestic deposits in the state, NBAZ was the fifth largest full-service commercial bank in Arizona.
NATIONAL BANK OF ARIZONA SELECTED FINANCIAL INFORMATION

(Dollar amounts in millions)	2024	Amount change	Percent change	2023	Amount change	Percent change	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$245	$(4)	(2)%	$249	$7	3%	$242
Provision for credit losses	17	13	NM	4	(7)	(64)	11
Noninterest income	43	3	8	40	(8)	(17)	48
Noninterest expense	196	2	1	194	27	16	167
Income (loss) before income taxes	75	(16)	(18)	91	(21)	(19)	112
SELECTED BALANCE SHEET DATA (at year end)
Loans:
Commercial	2,496	(101)	(4)	2,597	73	3	2,524
Commercial real estate	1,732	(39)	(2)	1,771	259	17	1,512
Consumer	1,416	157	12	1,259	177	16	1,082
Total loans	5,644	17	—	5,627	509	10	5,118
Total deposits	6,884	39	1	6,845	(449)	(6)	7,294
CREDIT QUALITY
Net loan and lease charge-offs (recoveries)	$1	—	—	$1	2	NM	$(1)
Ratio of net charge-offs (recoveries) to average loans and leases	0.02%			0.02%			(0.02)%
Allowance for credit losses	$73	19	35	$54	14	35	$40
Ratio of allowance for credit losses to net loans and leases, at year end	1.28%			1.02%			0.81%
Nonperforming assets	$10	(2)	(17)	$12	6	NM	$6
Ratio of nonperforming assets to net loans and leases and other real estate owned	0.18%			0.21%			0.12%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Nevada State Bank
Nevada State Bank is headquartered in Las Vegas, Nevada. At December 31, 2024, NSB operated 43 branches in Nevada. As measured by domestic deposits in the state, NSB was the fifth largest full-service commercial bank in Nevada.
NEVADA STATE BANK SELECTED FINANCIAL INFORMATION

(Dollar amounts in millions)	2024	Amount change	Percent change	2023	Amount change	Percent change	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$197	$5	3%	$192	$7	4%	$185
Provision for credit losses	(11)	(53)	NM	42	38	NM	4
Noninterest income	52	7	16	45	(3)	(6)	48
Noninterest expense	177	3	2	174	23	15	151
Income (loss) before income taxes	83	62	NM	21	(57)	(73)	78
SELECTED BALANCE SHEET DATA (at year end)
Loans:
Commercial	1,526	180	13	1,346	(2)	—	1,348
Commercial real estate	821	(30)	(4)	851	56	7	795
Consumer	1,333	99	8	1,234	104	9	1,130
Total loans	3,680	249	7	3,431	158	5	3,273
Total deposits	7,079	(60)	(1)	7,139	54	1	7,085
CREDIT QUALITY
Net loan and lease charge-offs (recoveries)	$7	4	NM	$3	5	NM	$(2)
Ratio of net charge-offs (recoveries) to average loans and leases	0.20%			0.09%			(0.07)%
Allowance for credit losses	$53	(13)	(20)	$66	39	NM	$27
Ratio of allowance for credit losses to net loans and leases, at year end	1.49%			1.95%			0.90%
Nonperforming assets	$42	(4)	(9)	$46	37	NM	$9
Ratio of nonperforming assets to net loans and leases and other real estate owned	1.14%			1.34%			0.27%
Vectra Bank Colorado
Vectra Bank Colorado is headquartered in Denver, Colorado. At December 31, 2024, Vectra operated 33 branches in Colorado and one branch in New Mexico. As measured by domestic deposits in the state, Vectra was the 14th largest full-service commercial bank in Colorado. The FDIC deposit market share data at June 30, 2024 for Vectra in New Mexico was not meaningful.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
VECTRA BANK COLORADO SELECTED FINANCIAL INFORMATION

(Dollar amounts in millions)	2024	Amount change	Percent change	2023	Amount change	Percent change	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$148	$(3)	(2)%	$151	$(2)	(1)%	$153
Provision for credit losses	3	(4)	(57)	7	(2)	(22)	9
Noninterest income	29	1	4	28	(3)	(10)	31
Noninterest expense	137	(4)	(3)	141	21	18	120
Income (loss) before income taxes	37	6	19	31	(24)	(44)	55
SELECTED BALANCE SHEET DATA (at year end)
Loans:
Commercial	1,702	(62)	(4)	1,764	(89)	(5)	1,853
Commercial real estate	792	(150)	(16)	942	43	5	899
Consumer	1,409	78	6	1,331	160	14	1,171
Total loans	3,903	(134)	(3)	4,037	114	3	3,923
Total deposits	3,592	97	3	3,495	(362)	(9)	3,857
CREDIT QUALITY
Net loan and lease charge-offs (recoveries)	$9	7	NM	$2	(7)	(78)	$9
Ratio of net charge-offs (recoveries) to average loans and leases	0.22%			0.05%			0.25%
Allowance for credit losses	$41	(4)	(9)	$45	9	25	$36
Ratio of allowance for credit losses to net loans and leases, at year end	1.01%			1.12%			0.99%
Nonperforming assets	$29	13	81	$16	2	14	$14
Ratio of nonperforming assets to net loans and leases and other real estate owned	0.74%			0.40%			0.36%
The Commerce Bank of Washington
The Commerce Bank of Washington is headquartered in Seattle, Washington, and operates in Washington under The Commerce Bank of Washington name and in Portland, Oregon, under The Commerce Bank of Oregon name. At December 31, 2024, TCBW operated two branches in Washington and one branch in Oregon. The FDIC deposit market share data at June 30, 2024 for TCBW in Washington and Oregon was not meaningful.
THE COMMERCE BANK OF WASHINGTON SELECTED FINANCIAL INFORMATION

(Dollar amounts in millions)	2024	Amount change	Percent change	2023	Amount change	Percent change	2022
SELECTED INCOME STATEMENT DATA
Net interest income	$63	$2	3%	$61	$(2)	(3)%	$63
Provision for credit losses	9	7	NM	2	1	NM	1
Noninterest income	8	1	14	7	—	—	7
Noninterest expense	33	(2)	(6)	35	11	46	24
Income (loss) before income taxes	29	(2)	(6)	31	(14)	(31)	45
SELECTED BALANCE SHEET DATA (at year end)
Loans:
Commercial	1,219	151	14	1,068	(83)	(7)	1,151
Commercial real estate	668	71	12	597	68	13	529
Consumer	64	(5)	(7)	69	1	1	68
Total loans	1,951	217	13	1,734	(14)	(1)	1,748
Total deposits	1,174	69	6	1,105	(331)	(23)	1,436
CREDIT QUALITY
Net loan and lease charge-offs (recoveries)	$1	1	NM	$—	—	NM	$—
Ratio of net charge-offs (recoveries) to average loans and leases	0.06%			—%			—%
Allowance for credit losses	$19	8	73	$11	2	22	$9
Ratio of allowance for credit losses to net loans and leases, at year end	1.05%			0.65%			0.55%
Nonperforming assets	$6	(2)	(25)	$8	8	NM	$—
Ratio of nonperforming assets to net loans and leases and other real estate owned	0.31%			0.46%			—%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
BALANCE SHEET ANALYSIS
Interest-earning Assets
Interest-earning assets, which include loans and leases, investment securities, and money market investments, have associated interest rates or yields. We strive to maintain a high level of interest-earning assets relative to total assets. For more information regarding the average balances, associated revenue generated, and the respective yields of our interest-earning assets, see the Average Balance Sheet on page 36.
AVERAGE LOANS AND LEASES, INVESTMENT SECURITIES, AND
MONEY MARKET INVESTMENTS (at December 31)
Investment Securities Portfolio
Investment securities are classified as either available-for-sale (“AFS”) or held-to-maturity (“HTM”), based on their purpose and holding period. We invest in securities to actively manage liquidity and interest rate risk, and to generate interest income. Our portfolio primarily consists of securities that can readily provide cash and liquidity through secured borrowing agreements, without the need to sell the securities. Our fixed-rate securities portfolio helps balance the inherent interest rate mismatch between loans and deposits, and protects the economic value of shareholders’ equity. At December 31, 2024, the estimated duration of our investment securities portfolio, which measures price sensitivity to interest rate changes, was 3.4 years, compared with 3.6 years at December 31, 2023.
For information about our borrowing capacity associated with the investment securities portfolio and how we manage our liquidity risk, refer to the “Liquidity Risk Management” section on page 73. Additionally, refer to Note 3 and Note 5 of the Notes to Consolidated Financial Statements for more information on fair value measurements and the accounting for our investment securities portfolio.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
INVESTMENT SECURITIES PORTFOLIO

	December 31, 2024			December 31, 2023
(In millions)	Par Value	Amortized cost	Fair value	Par Value	Amortized cost	Fair value
Available-for-sale
U.S. Treasury securities	$780	$781	$662	$585	$585	$492
U.S. Government agencies and corporations:
Agency securities	446	441	415	669	663	630
Agency guaranteed mortgage-backed securities	7,656	7,713	6,451	8,460	8,530	7,291
Small Business Administration loan-backed securities	427	455	434	535	571	546
Municipal securities	1,096	1,186	1,108	1,269	1,385	1,318
Other debt securities	25	25	25	25	25	23
Total available-for-sale	10,430	10,601	9,095	11,543	11,759	10,300
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$148	$148	$140	$93	$93	$87
Agency guaranteed mortgage-backed securities	10,983	9,202	8,941	11,966	9,935	10,041
Municipal securities	319	319	301	354	354	338
Total held-to-maturity	11,450	9,669	9,382	12,413	10,382	10,466
Total investment securities	$21,880	$20,270	$18,477	$23,956	$22,141	$20,766
The amortized cost of total investment securities decreased $1.9 billion, or 8%, during 2024, primarily due to principal reductions. Approximately 7% of the total investment securities were floating-rate instruments at both December 31, 2024 and 2023. Additionally, at December 31, 2024, we held $3.7 billion of pay-fixed swaps as fair value hedges against fixed-rate AFS securities, effectively converting the fixed interest income to a floating rate on the hedged portion of the securities.
At December 31, 2024, the AFS investment securities portfolio included approximately $171 million of net premium, distributed across various security categories. Total taxable-equivalent premium amortization for these investment securities was $57 million in 2024, compared with $75 million in 2023.
For more information regarding our investment securities portfolio, swaps, and related unrealized gains and losses, refer to the “Interest Rate Risk Management” section on page 70, the “Capital Management” section on page 77, and Note 5 of the Notes to Consolidated Financial Statements.
Municipal Investments and Extensions of Credit
We support our communities by providing products and services to state and local governments (“municipalities”), including deposit services, loans, and investment banking services. Additionally, we invest in securities issued by municipalities. Our municipal lending products generally include loans where the debt service is repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment. The following schedule presents our total investments and extensions of credit to municipalities:
MUNICIPAL INVESTMENTS AND EXTENSIONS OF CREDIT

	December 31,
(In millions)	2024	2023

Loans and leases	$4,364	$4,302
Unfunded lending commitments	524	231
Available-for-sale – municipal securities	1,108	1,318
Held-to-maturity – municipal securities	319	354
Trading – municipal securities	35	48
Total	$6,350	$6,253

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Our municipal loans and securities are primarily associated with municipalities located within our geographic footprint. The municipal loan and lease portfolio is primarily secured by general obligations of municipal entities, real estate, revenue pledges, or equipment. At December 31, 2024, approximately $11 million of our municipal loans were on nonaccrual; these loans were to private commercial entities utilizing a pass-through municipal entity to achieve favorable tax treatment. There were no municipal loans on nonaccrual at December 31, 2023.
Municipal securities are internally graded, similar to loans, using risk-grading systems that vary based on the size and type of credit risk exposure. The internal risk grades assigned to our municipal securities follow our definitions of Pass, Special Mention, and Substandard, which are consistent with published regulatory risk classifications. At December 31, 2024, all municipal securities were graded as Pass. For additional information about the credit quality of these municipal loans and securities, see Notes 5 and 6 of the Notes to Consolidated Financial Statements.
Loan and Lease Portfolio
We provide a wide range of lending products to commercial customers, primarily small- and medium-sized businesses, as well as other products secured by commercial real estate. Additionally, we provide various retail banking products and services to consumers and small businesses.
The following schedule presents the composition of our loan and lease portfolio:
LOAN AND LEASE PORTFOLIO

	December 31, 2024		December 31, 2023
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$16,891	28.4%	$16,684	28.9%
Leasing	377	0.6	383	0.7
Owner-occupied	9,333	15.7	9,219	16.0
Municipal	4,364	7.4	4,302	7.4
Total commercial	30,965	52.1	30,588	53.0
Commercial real estate:
Construction and land development	2,774	4.7	2,669	4.6
Term	10,703	18.0	10,702	18.5
Total commercial real estate	13,477	22.7	13,371	23.1
Consumer:
Home equity credit line	3,641	6.1	3,356	5.8
1-4 family residential	9,939	16.7	8,415	14.6
Construction and other consumer real estate	810	1.4	1,442	2.5
Bankcard and other revolving plans	457	0.8	474	0.8
Other	121	0.2	133	0.2
Total consumer	14,968	25.2	13,820	23.9
Total loans and leases	$59,410	100.0%	$57,779	100.0%
During 2024, the loan and lease portfolio increased $1.6 billion, or 3%, to $59.4 billion. Loan growth was primarily driven by increases in the consumer 1-4 family residential mortgage, home equity credit line, and commercial and industrial loan portfolios. At December 31, 2024 and 2023, the ratio of loans and leases to total assets was 67% and 66%, respectively. The largest loan segment was commercial and industrial loans, which constituted 28% and 29% of our total loan portfolio for the respective periods.
The following schedule presents the contractual maturity distribution of our loan and lease portfolio:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
LOAN AND LEASE PORTFOLIO BY CONTRACTUAL MATURITY

	December 31, 2024
(In millions)	One year or less	One year through five years	Five years through fifteen years	Over fifteen years	Total
Commercial:
Commercial and industrial	$3,501	$11,412	$1,924	$54	$16,891
Leasing	24	237	116	—	377
Owner-occupied	434	1,961	5,479	1,459	9,333
Municipal	288	729	2,326	1,021	4,364
Total commercial	4,247	14,339	9,845	2,534	30,965
Commercial real estate:
Construction and land development	1,039	1,620	71	44	2,774
Term	3,201	5,298	2,056	148	10,703
Total commercial real estate	4,240	6,918	2,127	192	13,477
Consumer:
Home equity credit line	2	3	55	3,581	3,641
1-4 family residential	14	25	161	9,739	9,939
Construction and other consumer real estate	3	2	24	781	810
Bankcard and other revolving plans	365	92	—	—	457
Other	10	82	29	—	121
Total consumer	394	204	269	14,101	14,968
Total loans and leases	$8,881	$21,461	$12,241	$16,827	$59,410
Our loans and leases have either predetermined (fixed) or variable interest rates. The following schedule presents the interest rate composition of our loan and lease portfolio with contractual maturities exceeding one year, excluding the impact of any interest rate swaps associated with the loan portfolio. For more information about our interest rate risk management, see “Interest Rate Risk” on page 70.
LOAN AND LEASE PORTFOLIO WITH CONTRACTUAL MATURITIES OVER ONE YEAR BY INTEREST RATE TYPE

	December 31, 2024
	Loans with contractual maturities over one year
(In millions)	Predetermined (fixed) interest rates	Variable interest rates	Total
Commercial:
Commercial and industrial	$2,299	$11,091	$13,390
Leasing	354	—	354
Owner-occupied	2,952	5,947	8,899
Municipal	3,000	1,076	4,076
Total commercial	8,605	18,114	26,719
Commercial real estate:
Construction and land development	28	1,707	1,735
Term	1,613	5,888	7,501
Total commercial real estate	1,641	7,595	9,236
Consumer:
Home equity credit line	173	3,467	3,640
1-4 family residential	965	8,960	9,925
Construction and other consumer real estate	—	806	806
Bankcard and other revolving plans	1	91	92
Other	110	1	111
Total consumer	1,249	13,325	14,574
Total loans and leases	$11,495	$39,034	$50,529

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Other Noninterest-bearing Investments
Other noninterest-bearing investments consist of equity investments held primarily for capital appreciation, dividends, or to meet certain regulatory requirements. The following schedule presents our related investments.
OTHER NONINTEREST-BEARING INVESTMENTS

	December 31,		Amount change	Percent change
(Dollar amounts in millions)	2024	2023

Bank-owned life insurance	$562	$553	$9	2%
Federal Home Loan Bank stock	124	79	45	57
Federal Reserve stock	65	65	—	—
Farmer Mac stock	28	24	4	17
SBIC investments	204	190	14	7
Other	37	39	(2)	(5)
Total other noninterest-bearing investments	$1,020	$950	$70	7
Total other noninterest-bearing investments increased $70 million, or 7%, during 2024, primarily due to a $45 million increase in FHLB stock and a $14 million increase in our SBIC investment portfolio. We are required to invest approximately 4% of our FHLB borrowings in FHLB stock to maintain our borrowing capacity. The increase in period-end FHLB activity stock was due to an increase in short-term FHLB borrowings, which may fluctuate based on our wholesale funding needs.
Premises, Equipment, and Software
We continue to invest in technology to modernize our financial systems. In July 2024, we successfully completed the final phase of our multi-year project to replace our core loan and deposit banking systems. We have now transitioned substantially all of our commercial, commercial real estate, and consumer loans, as well as our deposit accounts, to a modern, integrated core system. This transition enables us to deliver improved experiences to our customers and achieve incremental operational efficiencies. For additional information about our premises, equipment, and software, see Note 9 of the Notes to Consolidated Financial Statements.
The following schedule presents the capitalized costs associated with our core system replacement project, which are depreciated using a useful life of ten years:
CAPITALIZED COSTS ASSOCIATED WITH THE CORE SYSTEM REPLACEMENT PROJECT

	December 31, 2024
(In millions)	Phase 1	Phase 2	Phase 3	Total

Total amount of capitalized costs, less accumulated amortization	$15	$36	$210	$261
End of scheduled amortization period	Q2 2027	Q1 2029	Q2 2033

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Deposits
Our primary funding source is customer deposits. The following schedule presents the composition of our deposit portfolio:
DEPOSIT PORTFOLIO

	December 31, 2024		December 31, 2023
(Dollar amounts in millions)	Amount	% of total deposits	Amount	% of total deposits
Deposits by type
Noninterest-bearing demand	$24,704	32.4%	$26,244	35.0%
Interest-bearing:
Savings and money market	40,037	52.5	38,663	51.6
Time	6,448	8.5	5,619	7.5
Brokered	5,034	6.6	4,435	5.9
Total interest-bearing	51,519	67.6%	48,717	65.0%
Total deposits	$76,223	100.0%	$74,961	100.0%
Deposit-related metrics
Estimated amount of insured deposits	$41,836	55%	$41,777	56%
Estimated amount of uninsured deposits	34,387	45%	33,184	44%
Estimated amount of collateralized deposits [1]	$3,199	4%	$3,979	5%
Loan-to-deposit ratio	78%		77%
1 Includes both insured and uninsured deposits.
Total deposits increased $1.3 billion, or 2%, in 2024. Interest-bearing deposits increased $2.8 billion, or 6%, partially offset by a decrease of $1.5 billion, or 6%, in noninterest-bearing demand deposits. Our noninterest-bearing deposits are generally more valuable in a rising interest rate environment, creating meaningful economic value that is not fully reflected on our balance sheet, as core deposits and related intangible assets are not recorded at fair value for accounting purposes.
At December 31, 2024 and 2023, customer deposits (excluding brokered deposits) totaled $71.2 billion and $70.5 billion, respectively, and included approximately $7.0 billion and $6.8 billion of reciprocal deposit products. At December 31, 2024, the total estimated amount of uninsured deposits was $34.4 billion, or 45% of total deposits, compared with $33.2 billion, or 44%, at December 31, 2023. Our loan-to-deposit ratio was 78%, compared with 77% for the same respective periods. For additional information on liquidity, including the ratio of available liquidity to uninsured deposits, see “Liquidity Risk Management” on page 73.
RISK MANAGEMENT
We engage in risk management practices to ensure prudent risk-taking and appropriate oversight. Risk management is integral to our operations and a key determinant of our overall performance as one of our key strategic objectives.
We utilize a three-lines-of-defense approach to risk management, with responsibilities for each line defined in our Risk Management Framework. The first line of defense represents units and functions throughout the Bank engaged in revenue generation, expense reduction, operational support, and technology services. These units and functions are accountable for owning and managing the risks associated with their activities. The second line of defense represents functions responsible for independently assessing and overseeing risk management activities. The third line of defense is our internal audit function, which provides an independent assessment of the effectiveness of the first and second lines of defense.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
In support of management’s efforts, the Board has established specific subcommittees to oversee our risk management processes. The Audit Committee supports the Board in its responsibility to oversee the quality and integrity of the Bank's accounting, auditing, and financial reporting practices, as well as ensuring compliance with applicable laws, rules, and regulations. The ROC oversees the other risk management processes. The ROC meets regularly to monitor and review ERM activities. As required by its charter, the ROC provides oversight for various ERM activities and approves ERM policies and activities as detailed in the ROC charter.
We employ various strategies to mitigate the risks to which our operations are exposed, including credit risk, market and interest rate risk, liquidity risk, strategic and business risk, operational risk, technology risk, cybersecurity risk, capital/financial reporting risk, legal/compliance risk (including regulatory risk), and reputational risk. These risks are overseen by various management committees, with the Enterprise Risk Management Committee serving as the focal point.
Credit Risk Management
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. Credit risk arises primarily from our lending activities and off-balance sheet credit instruments. The Board, through the ROC, is responsible for approving key credit policies. The ROC also oversees and monitors adherence to these policies and the credit risk appetite as defined in the Risk Management Framework. The Board has delegated responsibility for managing credit risk and approving changes to credit policies to the Chief Credit Officer, who chairs the Credit Risk Committee.
Our credit policies, credit risk management, and credit examination functions collectively support the oversight of credit risk. We emphasize strong underwriting standards and the early detection of potential problem credits to develop and implement timely action plans, thereby mitigating potential losses. These formal credit policies and procedures provide a framework for consistent underwriting and sound credit decisions at the local banking affiliate level. Our policies include standards for sensitivity and scenario analysis to assess the resilience of borrowers, particularly their ability to repay loans in a rising interest rate environment. Additionally, we require borrowers to provide evidence of insurance for properties used as collateral, with coverage and levels appropriate to the specific credit.
Our credit policies and practices are also designed to mitigate potential risks, including those arising from environmental issues, such as real estate collateral that may be contaminated by hazardous substances. Environmental risks related to our lending practices are primarily addressed in our environmental credit policy and managed by our environmental subject matter experts. The level of environmental due diligence conducted by our environmental risk team is determined by the risks identified at each property and the loan amount. Extending credit to certain borrowers, or those involved in certain activities, may be restricted or require escalated approval due to various environmental risks, as outlined in our policy.
Our credit risk management function operates independently from the lending function, strengthening control and the independent evaluation of credit activities. In addition, we have a well-defined set of standards for evaluating our loan portfolio, and we utilize a comprehensive loan risk-grading system to determine the risk potential in the portfolio.
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
Our business activity is conducted primarily within the geographic footprint of our banking affiliates. We strive to avoid the risk of undue concentrations of credit in any particular industry, collateral type, location, or with any individual customer or counterparty. We have adopted and adhere to concentration limits on certain commercial industries, including leveraged lending, municipal lending, oil and gas-related lending, and various types of CRE

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
lending, particularly construction and land development, multifamily, industrial, and office lending. Concentration limits are regularly monitored and revised as necessary.
U.S. Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the U.S. Small Business Administration (“SBA”), Federal Housing Authority, U.S. Department of Veterans Affairs, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At December 31, 2024, $558 million of related loans were guaranteed, primarily by the SBA. The following schedule presents the composition of our U.S. government agency guaranteed loans:
U.S. GOVERNMENT AGENCY GUARANTEED LOANS

(Dollar amounts in millions)	December 31, 2024	Percent guaranteed	December 31, 2023	Percent guaranteed

Commercial	$687	78%	$664	80%
Commercial real estate	25	76	24	79
Consumer	4	100	4	100
Total loans	$716	78	$692	80
Commercial Lending
The following schedule presents the composition of our commercial lending portfolio:
COMMERCIAL LENDING PORTFOLIO

	December 31, 2024		December 31, 2023
(Dollar amounts in millions)	Amount	% of total commercial loans	Amount	% of total commercial loans	Amount change	Percent change
Commercial:
Commercial and industrial	$16,891	54.6%	$16,684	54.5%	$207	1.2%
Leasing	377	1.2	383	1.3	(6)	(1.6)
Owner-occupied	9,333	30.1	9,219	30.1	114	1.2
Municipal	4,364	14.1	4,302	14.1	62	1.4
Total commercial	$30,965	100.0%	$30,588	100.0%	$377	1.2
Our commercial loans encompass a diverse range of industries and generally mature within one to five years, with amortization schedules determined by the underlying collateral and guarantees. These loans are typically structured as seasonal, term, working capital, or bridge loans, and are offered as revolving and non-revolving lines of credit, amortizing term loans, guidance facilities, and single-payment loans. They include covenants that require borrowers to provide regular financial reporting to monitor business performance and assess leverage, debt service coverage, and liquidity.
The underwriting process for commercial loans primarily involves analyzing management, financial performance, industry, sponsorship (if applicable), and transaction structure. Credit enhancements are generally provided by collateral and guarantees from the owners or sponsors. Prospective cash flows are subjected to various downside scenario analyses, including revenue decline, margin compression, and interest rate fluctuations.
The following schedule presents the geographic distribution of our commercial lending portfolio, with geographies based on the location of the primary borrower.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
COMMERCIAL LENDING BY GEOGRAPHY

	December 31, 2024			December 31, 2023
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Commercial
Arizona	$2,202	7.1%	$5	$2,237	7.3%	$7
California	6,190	20.0	58	6,106	20.0	50
Colorado	1,892	6.1	17	1,970	6.4	3
Nevada	1,336	4.3	11	1,230	4.0	11
Texas	7,367	23.8	47	7,070	23.1	13
Utah/Idaho	6,309	20.4	6	6,353	20.8	12
Washington/Oregon	1,338	4.3	10	1,339	4.4	8
Other [1]	4,331	14.0	4	4,283	14.0	—
Total commercial	$30,965	100.0%	$158	$30,588	100.0%	$104
1 No other geography exceeds 2.6% and 2.7% for December 31, 2024 and December 31, 2023, respectively.
The following schedule presents the industry distribution of our commercial lending portfolio, classified based on the North American Industry Classification System.
COMMERCIAL LENDING BY INDUSTRY

	December 31, 2024			December 31, 2023
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Real estate, rental and leasing	$3,083	10.0%	$7	$2,946	9.6%	$1
Retail trade	2,873	9.3	7	2,995	9.8	2
Finance and insurance	2,762	8.9	1	2,918	9.5	—
Healthcare and social assistance	2,541	8.2	34	2,527	8.3	8
Manufacturing	2,322	7.5	7	2,190	7.2	15
Public Administration	2,106	6.8	—	2,279	7.5	—
Wholesale trade	1,909	6.2	2	1,850	6.0	3
Transportation and warehousing	1,589	5.1	7	1,499	4.9	3
Utilities [1]	1,389	4.5	2	1,409	4.6	10
Hospitality and food services	1,352	4.4	2	1,180	3.9	1
Construction	1,335	4.3	26	1,355	4.4	7
Educational services	1,292	4.2	—	1,298	4.2	—
Mining, quarrying, and oil and gas extraction	1,178	3.8	—	1,133	3.7	—
Other Services (except Public Administration)	1,069	3.4	3	1,047	3.4	2
Professional, scientific, and technical services	1,057	3.4	25	1,010	3.3	10
Other [2]	3,108	10.0	35	2,952	9.7	42
Total	$30,965	100.0%	$158	$30,588	100.0%	$104
1 Includes primarily utilities, power, and renewable energy.
2 No other industry group exceeds 3.4% and 3.3% for December 31, 2024 and December 31, 2023, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Real Estate Lending
The following schedule presents the composition of our commercial real estate lending portfolio:
COMMERCIAL REAL ESTATE LENDING PORTFOLIO

	December 31, 2024		December 31, 2023
(Dollar amounts in millions)	Amount	% of total CRE loans	Amount	% of total CRE loans	Amount change	Percent change
Commercial real estate:
Construction and land development	$2,774	20.6%	$2,669	20.0%	$105	3.9%
Term	10,703	79.4	10,702	80.0	1	—
Total commercial real estate	$13,477	100.0%	$13,371	100.0%	$106	0.8
Term CRE loans typically mature within a three- to seven-year period and may include full, partial, and non-recourse guarantee structures. Standard term CRE loan structures feature annually tested operating covenants that require loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value (“LTV”) ratios. Construction and land development loans generally mature within 18 to 36 months and may include full or partial recourse guarantee structures, with one- to five-year extension options or roll-to-permanent options that often convert into term loans.
Underwriting for commercial properties primarily focuses on the economic viability of the project, with significant consideration given to the creditworthiness and experience of the sponsor. We generally require that the owner’s equity to be included prior to any advances. Loan agreements often include remargining requirements (equity infusions required upon a decline in the value or cash flow of the collateral) and sponsor guarantees.
In residential construction and development lending, many of the previously mentioned requirements, such as creditworthiness and experience of the developer, up-front injection of the developer’s equity, principal curtailment requirements, and project viability, are also critical in underwriting a residential development loan. Consideration is given to the expected market acceptance of the product, location, strength of the developer, and the developer's ability to stay within budget. Progress inspections by qualified independent inspectors are routinely performed before disbursing loan funds. Advance rates vary based on the collateral, project viability, and sponsor creditworthiness, with exceptions granted on a case-by-case basis.
Real estate appraisals are conducted in accordance with applicable regulatory guidelines. In some instances, reports from automated valuation services are utilized, or internal evaluations are performed. An appraisal is ordered and reviewed prior to loan closing, and a new appraisal or evaluation is generally ordered when market conditions indicate a potential decline in the value of the collateral, or when the loan is modified, renewed, or exhibits a certain level of credit weakness. CRE LTVs are calculated by dividing the outstanding loan balance by the estimated collateral value from the most recent appraisal. At December 31, 2024, the weighted average LTV ratio for our term CRE portfolio was less than 60%.
Loan agreements require regular reporting of financial information on the project and the sponsor, including lease schedules, rent rolls, and, for construction projects, independent progress inspection reports. We monitor this financial information to ensure compliance with the covenants set forth in the loan agreement.
The existence of a guarantee that enhances the likelihood of repayment is considered when evaluating CRE loans for expected losses. If guarantor support is quantifiable and documented, it is factored into the potential cash flows and liquidity available for debt repayment. Our expected loss methodology also considers these sources of repayment. Generally, we obtain and evaluate updated financial information for the guarantor as part of our credit extension determination. The quality and frequency of financial reporting collected and analyzed vary depending on the contractual reporting requirements, the size of the transaction, and the strength of the guarantor.
In the event of default, we pursue all available sources of repayment, including collateral and guarantors. Several factors are considered when deciding whether to pursue a guarantor, including, but not limited to, the value and

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
liquidity of other repayment sources (e.g., collateral), the financial strength and liquidity of the guarantor, possible statutory limitations, and the overall cost of pursuing a guarantee versus the potential recovery amount.
The following schedule presents the geographic distribution of our commercial real estate lending portfolio, based on the location of the primary collateral.
COMMERCIAL REAL ESTATE LENDING BY GEOGRAPHY

	December 31, 2024			December 31, 2023
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Commercial real estate
Arizona	$1,801	13.4%	$—	$1,726	12.9%	$1
California	3,569	26.5	50	3,865	28.9	50
Colorado	666	4.9	—	709	5.3	—
Nevada	1,104	8.2	—	1,072	8.0	—
Texas	2,596	19.2	8	2,385	17.8	10
Utah/Idaho	2,170	16.1	—	2,214	16.6	—
Washington/Oregon	1,090	8.1	—	1,004	7.5	—
Other	481	3.6	1	396	3.0	—
Total commercial real estate	$13,477	100.0%	$59	$13,371	100.0%	$61
The following schedule presents our commercial real estate lending portfolio, categorized by the type of collateral:
COMMERCIAL REAL ESTATE LENDING BY COLLATERAL TYPE

	December 31, 2024			December 31, 2023
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans
Commercial property
Multifamily	$4,007	29.7%	$1	$3,709	27.7%	$1
Industrial	2,954	21.9	—	3,062	22.9	1
Office	1,812	13.5	50	1,984	14.8	48
Retail	1,533	11.4	—	1,503	11.2	1
Hospitality	625	4.6	8	688	5.2	9
Land	261	1.9	—	211	1.6	—
Other [1]	1,644	12.2	—	1,682	12.6	—
Residential property [2]
Single family	330	2.5	—	287	2.1	1
Land	110	0.8	—	90	0.7	—
Condo/Townhome	17	0.1	—	37	0.3	—
Other [1]	184	1.4	—	118	0.9	—
Total	$13,477	100.0%	$59	$13,371	100.0%	$61
1 Included in the total amount of the “Other” commercial and residential categories was approximately $342 million and $202 million of unsecured loans at December 31, 2024 and 2023, respectively.
2 Residential property consists primarily of loans provided to commercial homebuilders for land, lot, and single-family housing developments.
As previously discussed, our commercial real estate lending portfolio is diversified across geography and collateral types, with the largest concentration in multifamily properties. Given the recent increase in investor interest in multifamily, industrial, and office collateral types, we provide additional analysis of these segments of our CRE portfolio below.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Multifamily CRE
At December 31, 2024 and 2023, our multifamily CRE loan portfolio totaled $4.0 billion and $3.7 billion, representing 30% and 28% of the total CRE loan portfolio, respectively. Approximately 36% of the multifamily CRE loan portfolio is scheduled to mature within the next 12 months. We believe that most of these borrowers will be able to refinance at maturity through the Bank or other lenders, due to the cash flows from the properties, acceptable LTVs, equity levels, and guarantor support. The following schedule presents the composition of our multifamily CRE loan portfolio and other related credit quality metrics:
MULTIFAMILY CRE LOAN PORTFOLIO

(Dollar amounts in millions)	December 31, 2024	December 31, 2023
Multifamily CRE
Construction and land development	$1,089	$902
Term	2,918	2,807
Total multifamily CRE	$4,007	$3,709
Credit quality metrics
Criticized loan ratio	21.5%	6.1%
Classified loan ratio [1]	18.8%	0.5%
Nonaccrual loan ratio	—%	—%
Delinquency ratio	—%	—%
Ratio of multifamily CRE net charge-offs (recoveries) to average loans	—%	—%
Ratio of allowance for credit losses to multifamily CRE loans, at period end	2.55%	1.70%
Weighted average LTV for multifamily term CRE loans	57%	61%
1 During 2024, multifamily CRE classified loan balances significantly increased. See the “Classified Loans” section below on page 67 for more information about changes in these related balances.
The following schedules present our multifamily CRE loan portfolio, categorized by collateral location for the periods presented:
MULTIFAMILY CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

	December 31, 2024
	Loan Type
(Dollar amounts in millions)	Construction and land development	Term	Total	% of total	Nonaccrual loans
Multifamily CRE
Arizona	$142	$364	$506	12.6%	$—
California	172	850	1,022	25.5	1
Colorado	101	91	192	4.8	—
Nevada	99	188	287	7.2	—
Texas	310	808	1,118	27.9	—
Utah/Idaho	134	320	454	11.3	—
Washington/Oregon	130	234	364	9.1	—
Other [1]	1	63	64	1.6	—
Total multifamily CRE	$1,089	$2,918	$4,007	100.0%	$1

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2023
	Loan Type
(Dollar amounts in millions)	Construction and land development	Term	Total	% of total	Nonaccrual loans
Multifamily CRE
Arizona	$118	$322	$440	11.9%	$—
California	183	994	1,177	31.7	1
Colorado	46	90	136	3.7	—
Nevada	40	188	228	6.1	—
Texas	359	578	937	25.3	—
Utah/Idaho	44	345	389	10.4	—
Washington/Oregon	112	228	340	9.2	—
Other [1]	—	62	62	1.7	—
Total multifamily CRE	$902	$2,807	$3,709	100.0%	$1
1 Other included $55 million of multifamily loans with collateral located in New Mexico at both December 31, 2024 and 2023.
Industrial CRE
At December 31, 2024 and 2023, our industrial CRE loan portfolio totaled $3.0 billion and $3.1 billion, representing 22% and 23% of the total CRE loan portfolio, respectively. Approximately 33% of the industrial CRE loan portfolio is scheduled to mature within the next 12 months. We believe that most of these borrowers will be able to refinance at maturity through the Bank or other lenders, due to the cash flows from the properties, acceptable LTVs, equity levels, and guarantor support.
The following schedule presents the composition of our industrial CRE loan portfolio and other related credit quality metrics:
INDUSTRIAL CRE LOAN PORTFOLIO

(Dollar amounts in millions)	December 31, 2024	December 31, 2023
Industrial CRE
Construction and land development	$492	$618
Term	2,462	2,444
Total industrial CRE	$2,954	$3,062
Credit quality metrics
Criticized loan ratio	14.6%	1.7%
Classified loan ratio [1]	12.8%	0.7%
Nonaccrual loan ratio	—%	—%
Delinquency ratio	—%	—%
Ratio of industrial CRE net charge-offs (recoveries) to average loans	—%	—%
Ratio of allowance for credit losses to industrial CRE loans, at period end	2.30%	1.63%
Weighted average LTV for industrial term CRE loans	53%	54%
1 During 2024, industrial CRE classified loan balances significantly increased. See the “Classified Loans” section below on page 67 for more information about changes in these related balances.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedules present our industrial CRE loan portfolio, categorized by collateral location for the periods presented:
INDUSTRIAL CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

	December 31, 2024
	Loan Type
(Dollar amounts in millions)	Construction and land development	Term	Total	% of total	Nonaccrual loans
Industrial CRE
Arizona	$33	$374	$407	13.8%	$—
California	189	730	919	31.1	—
Colorado	1	58	59	2.0	—
Nevada	108	241	349	11.8	—
Texas	42	453	495	16.8	—
Utah/Idaho	83	350	433	14.7	—
Washington/Oregon	36	201	237	8.0	—
Other [1]	—	55	55	1.8	—
Total industrial CRE	$492	$2,462	$2,954	100.0%	$—

	December 31, 2023
	Loan Type
(Dollar amounts in millions)	Construction and land development	Term	Total	% of total	Nonaccrual loans
Industrial CRE
Arizona	$30	$323	$353	11.5%	$1
California	214	769	983	32.1	—
Colorado	72	80	152	5.0	—
Nevada	77	300	377	12.3	—
Texas	33	396	429	14.0	—
Utah/Idaho	165	331	496	16.2	—
Washington/Oregon	27	174	201	6.6	—
Other [1]	—	71	71	2.3	—
Total industrial CRE	$618	$2,444	$3,062	100.0%	$1
1 Other included $31 million and $32 million of industrial loans with collateral located in Virginia at both December 31, 2024 and 2023.
Office CRE
At December 31, 2024 and 2023, our office CRE loan portfolio totaled $1.8 billion and $2.0 billion, representing 13% and 15% of the total CRE loan portfolio, respectively. Approximately 43% of the office CRE loan portfolio is scheduled to mature within the next 12 months. We believe that most of these borrowers will be able to refinance at maturity through the Bank or other lenders, due to the cash flows from the properties, acceptable LTVs, equity levels, and guarantor support.
The following schedule presents the composition of our office CRE loan portfolio and other related credit quality metrics:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
OFFICE CRE LOAN PORTFOLIO

(Dollar amounts in millions)	December 31, 2024	December 31, 2023
Office CRE
Construction and land development	$115	$191
Term	1,697	1,793
Total office CRE	$1,812	$1,984
Credit quality metrics
Criticized loan ratio	14.5%	11.9%
Classified loan ratio	12.8%	8.9%
Nonaccrual loan ratio	2.8%	2.4%
Delinquency ratio	1.4%	2.3%
Ratio of office CRE net charge-offs (recoveries) to average loans	0.3%	0.2%
Ratio of allowance for credit losses to office CRE loans, at period end	3.92%	3.80%
Weighted average LTV for office term CRE loans	56%	53%
The following schedules present our office CRE loan portfolio, categorized by collateral location for the periods presented:
OFFICE CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

	December 31, 2024
	Loan Type
(Dollar amounts in millions)	Construction and land development	Term	Total	% of total	Nonaccrual loans
Office CRE
Arizona	$—	$255	$255	14.1%	$—
California	38	328	366	20.2	49
Colorado	—	58	58	3.2	—
Nevada	11	77	88	4.9	—
Texas	7	186	193	10.6	1
Utah/Idaho	34	482	516	28.5	—
Washington/Oregon	25	283	308	17.0	—
Other [1]	—	28	28	1.5	—
Total office CRE	$115	$1,697	$1,812	100.0%	$50

	December 31, 2023
	Loan Type
(Dollar amounts in millions)	Construction and land development	Term	Total	% of total	Nonaccrual loans
Office CRE
Arizona	$—	$281	$281	14.2%	$—
California	64	412	476	24.0	48
Colorado	—	92	92	4.6	—
Nevada	2	86	88	4.4	—
Texas	22	179	201	10.1	—
Utah/Idaho	29	488	517	26.1	—
Washington/Oregon	74	226	300	15.1	—
Other [1]	—	29	29	1.5	—
Total office CRE	$191	$1,793	$1,984	100.0%	$48
1 Other included approximately $17 million of office CRE loans with collateral located in Georgia at both December 31, 2024 and 2023.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Consumer Lending
The following schedule presents the composition of our consumer lending portfolio:
CONSUMER LENDING PORTFOLIO

	December 31, 2024		December 31, 2023
(Dollar amounts in millions)	Amount	% of total consumer loans	Amount	% of total consumer loans	Amount change	Percent change
Consumer:
Home equity credit line	$3,641	24.3%	$3,356	24.3%	$285	8.5%
1-4 family residential	9,939	66.4	8,415	60.9	1,524	18.1
Construction and other consumer real estate	810	5.4	1,442	10.4	(632)	(43.8)
Bankcard and other revolving plans	457	3.1	474	3.4	(17)	(3.6)
Other	121	0.8	133	1.0	(12)	(9.0)
Total consumer	$14,968	100.0%	$13,820	100.0%	$1,148	8.3
1-4 Family Residential Mortgages
We originate first-lien residential home mortgage loans considered to be of prime quality. At December 31, 2024, our 1-4 family residential mortgage loan portfolio totaled $9.9 billion, or 66%, of our total consumer loan portfolio, compared with $8.4 billion, or 61%, at December 31, 2023. Approximately 90% and 93% of our 1-4 family residential mortgage loan portfolio was variable-rate for the same respective time periods. While we have historically retained variable-rate and other consumer construction loans in our portfolio, we are currently selling more of these loans to third parties. We continue to sell “conforming” fixed-rate loans to third parties, including Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, for which we make representations and warranties that the loans meet certain underwriting and collateral documentation standards.
Home Equity Credit Lines
We also originate home equity credit lines (“HECLs”). At December 31, 2024 and December 31, 2023, our HECL portfolio totaled $3.6 billion for both periods. Approximately 37% and 39% of our HECLs are secured by first liens for the same respective time periods.
At December 31, 2024, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value (“CLTV”) ratios above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with a Fair Isaac Corporation (“FICO”) credit score greater than 700.
At December 31, 2024, approximately 92% of our HECL portfolio was still in the draw period, and about 22% of those loans were scheduled to begin amortizing within the next five years. We believe the risk of loss and borrower default in the event of a loan becoming fully amortizing and the effect of significant interest rate changes is low, given the rate shock analysis performed at origination. The ratio of HECL net charge-offs (recoveries) for the trailing twelve months to average balances at December 31, 2024 and December 31, 2023, was 0.00% and 0.05%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of the HECL portfolio.
The following schedule presents the geographic distribution of our consumer lending portfolio, based on the location of the primary borrower.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSUMER LENDING BY GEOGRAPHY

	December 31, 2024			December 31, 2023
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans
Consumer
Arizona	$1,365	9.1%	$5	$1,208	8.7%	$4
California	3,159	21.1	14	2,683	19.4	13
Colorado	1,353	9.1	7	1,292	9.3	7
Nevada	1,328	8.9	10	1,204	8.7	5
Texas	3,657	24.4	25	3,698	26.9	17
Utah/Idaho	3,430	22.9	14	3,188	23.1	10
Washington/Oregon	237	1.6	—	211	1.5	—
Other	439	2.9	5	336	2.4	1
Total consumer	$14,968	100.0%	$80	$13,820	100.0%	$57
Credit Quality
We monitor credit quality by analyzing various factors, including nonperforming status, internal risk grades, and net charge-offs, all of which are used in our overall evaluation of the adequacy of our ACL. Economic forecasts may not always align with certain credit quality trends; therefore, changes in the ACL may not always be directionally consistent with changes in credit quality. See Note 6 of the Notes to Consolidated Financial Statements for more information on these factors and the ACL.
Nonperforming Assets
Nonperforming assets include nonaccrual loans and OREO, or foreclosed properties. The following schedule presents the composition of our nonperforming assets:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NONPERFORMING ASSETS

(Dollar amounts in millions)	December 31,
	2024	2023
Nonaccrual loans:
Commercial:
Commercial and industrial	$114	$82
Leasing	2	2
Owner-occupied	31	20
Municipal	11	—
Commercial real estate:
Construction and land development	—	22
Term	59	39
Consumer:
Real estate	79	57
Other	1	—
Total nonaccrual loans	297	222
Other real estate owned [1]:
Commercial:
Commercial properties	1	4
Developed land	—	—
Land	—	2
Residential:
1-4 family	—	—
Total other real estate owned	1	6
Total nonperforming assets	$298	$228
Accruing loans past due 90 days or more:
Commercial	$14	$2
Commercial real estate	3	—
Consumer	1	1
Total accruing loans past due 90 days or more	$18	$3

Ratio of nonperforming assets to net loans and leases[2] and other real estate owned	0.50%	0.39%
Ratio of accruing loans past due 90 days or more to net loans and leases [2]	0.03%	0.01%
Ratio of nonperforming assets[2] and accruing loans past due 90 days or more to loans and leases[2] and other real estate owned [1]	0.53%	0.40%
1 Does not include banking premises held for sale.
2 Includes loans held for sale.
Nonperforming assets totaled $298 million, or 0.50%, of total loans and leases and other real estate owned at December 31, 2024, compared with $228 million, or 0.39%, at December 31, 2023. The increase was primarily due to a small number of loans in the commercial and industrial and term CRE portfolios. See Note 6 of the Notes to Consolidated Financial Statements for more information on nonaccrual loans.
Classified Loans
Classified loans are considered loans with well-defined weaknesses and are assigned using our internal risk grade definitions of substandard and doubtful, which are consistent with regulatory risk classifications. The following schedule presents our classified loans by loan segment:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CLASSIFIED LOANS

(Dollar amounts in millions)	December 31, 2024	December 31, 2023

Commercial	$1,130	$482
Commercial real estate	1,651	280
Consumer	89	63
Total classified loans	$2,870	$825
Ratio of classified loans to total loans and leases	4.83%	1.43%
Classified loans totaled $2.9 billion, or 4.83%, of total loans and leases, at December 31, 2024, compared with $825 million, or 1.43%, at December 31, 2023. The increase was primarily in the multifamily and industrial CRE loan portfolios, largely due to an increased emphasis in risk grading on current cash flows, and less emphasis on the adequacy of collateral values and the strength of guarantors and sponsors. The increase in classified loans was also attributable to weaker performance, particularly for 2021 and 2022 construction loan vintages, as borrowers missed projections due to longer-than-anticipated lease-up periods, rent concessions, elevated costs, and higher interest rates. The loss content of our CRE loan portfolio continues to be mitigated by strong underwriting, supported by high borrower equity and guarantor support; consequently, our CRE nonperforming assets have remained relatively stable and our CRE net charge-offs have remained low.
Allowance for Credit Losses
The ACL, which consists of the ALLL and the RULC, represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date.
We estimate current expected credit losses by considering historical credit loss experience, current conditions, and economic forecasts, all of which inform the quantitative portion of our ACL. Additionally, we consider qualitative and environmental factors that may indicate losses could differ from levels estimated by our quantitative models. The impact of these factors on our ACL may vary from quarter to quarter.
During 2024, the qualitative portion of the ACL increased primarily due to portfolio-specific risks. This led us to assign greater weight to stressed economic assumptions for certain portfolios, particularly CRE, partially offset by a reduced weighting of recessionary economic forecasts in other portfolios.
The following schedules present the changes in, and allocation of, the ACL:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	Year Ended December 31,
(Dollar amounts in millions)	2024	2023	2022

Loans and leases outstanding,	$59,410	$57,779	$55,653
Average loans and leases outstanding:
Commercial	30,671	30,519	29,225
Commercial real estate	13,532	13,023	12,251
Consumer	14,344	13,198	11,122
Total average loans and leases outstanding	$58,547	$56,740	$52,598
Allowance for loan and lease losses:
Balance at beginning of year [1]	$684	$572	$513
Provision for loan losses	72	148	101
Charge-offs:
Commercial	68	45	72
Commercial real estate	11	3	—
Consumer	12	14	10
Total	91	62	82
Recoveries:
Commercial	23	20	32
Commercial real estate	3	—	—
Consumer	5	6	11
Total	31	26	43
Net loan and lease charge-offs	60	36	39
Balance at end of year	$696	$684	$575
Reserve for unfunded lending commitments:
Balance at beginning of year [1]	$45	$61	$40
Provision for unfunded lending commitments	—	(16)	21
Balance at end of year	$45	$45	$61
Total allowance for credit losses:
Allowance for loan and lease losses	$696	$684	$575
Reserve for unfunded lending commitments	45	45	61
Total allowance for credit losses	$741	$729	$636

Ratio of allowance for credit losses to net loans and leases	1.25%	1.26%	1.14%
Ratio of allowance for credit losses to nonaccrual loans	249%	328%	427%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more	235%	324%	410%
Ratio of total net charge-offs to average total loans and leases	0.10%	0.06%	0.07%
Ratio of commercial net charge-offs to average commercial loans	0.15%	0.08%	0.14%
Ratio of commercial real estate net charge-offs to average commercial real estate loans	0.06%	0.02%	—%
Ratio of consumer net charge-offs to average consumer loans	0.05%	0.06%	(0.01)%
1 The beginning balance at January 1, 2023 for the allowance for loan and lease losses does not agree to the ending balance at December 31, 2022 because of the adoption of the new accounting standard related to loan modifications to borrowers experiencing financial difficulties.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
	2024		2023		2022
(Dollar amounts in millions)	% of total loans	Allocation of ACL	% of total loans	Allocation of ACL	% of total loans	Allocation of ACL
Loan segment
Commercial	52.1%	$334	53.0%	$321	54.8%	$316
Commercial real estate	22.7	311	23.1	258	22.9	189
Consumer	25.2	96	23.9	150	22.3	131
Total	100.0%	$741	100.0%	$729	100.0%	$636
See “The Allowance and Provision for Credit Losses” section on page 38 for more discussion on changes in the ACL, and see Note 6 of the Notes to Consolidated Financial Statements for additional information related to the ACL and credit trends experienced in each portfolio segment.
Interest Rate and Market Risk Management
Interest rate and market risk refer to the potential for losses to current or future earnings and capital due to changes in interest rates and other market conditions. Given our involvement in transactions with various financial products, we are exposed to these risks.
Our Board approves the key policies related to the management of our financial risk, including interest rate and market risk management. The Board has delegated the responsibility for managing these risks to the Asset Liability Committee (“ALCO”), which consists of members of management. ALCO establishes and periodically revises policy limits and reviews with the ROC the limits and limit exceptions reported by management.
We strive to position the Bank for interest rate changes and manage balance sheet sensitivity to reduce the volatility of both net interest income and economic value of equity (“EVE”). With the generally higher interest rate environment over the past couple of years, customer deposit behavior has deviated from the trends observed during the relatively low interest rate period of the previous 15 years. As a result, customers have been more inclined to (1) move deposits to nonbanking products, such as money market mutual funds, that offer higher interest rates, and (2) reduce their balances in noninterest-bearing accounts.
Observed changes in deposit behavior have been incorporated into our deposit models used for managing interest rate risk. These changes give more weight to the recently observed behavior and have increased both the deposit beta for interest-bearing products and the percentage of noninterest-bearing deposits assumed to migrate to interest-bearing products. Changes to models are independently reviewed by our Model Risk Management function.
We generally have granular deposit funding, with much of this funding in the form of demand deposits with no maturity, which can be withdrawn at any time. Instead of using contractual maturities, our interest rate risk model employs dynamically modeled behavioral assumptions based on historical behavior and future projections. Since many deposits from household and business accounts have proven to be stable over time and less sensitive to rate changes, their duration is generally longer than that of our loan portfolio. Consequently, we have historically been “asset-sensitive,” meaning our assets are expected to reprice faster or more significantly than our liabilities.
We regularly use interest rate swaps, investments in fixed-rate securities, and funding strategies to manage our interest rate risk. These strategies collectively have muted the expected sensitivity of net interest income to changes in interest rates. Asset sensitivity measures depend on the assumptions we use for deposit runoff and repricing behavior, and our models are particularly sensitive to these assumptions.
We also assume a correlation, referred to as a “deposit beta,” with respect to interest-bearing deposits, wherein the rates paid to customers change at a different pace compared with changes in average benchmark interest rates. Generally, certificates of deposit are assumed to have a high correlation, while interest-bearing checking accounts are assumed to have a lower correlation.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents deposit duration assumptions discussed previously:
DEPOSIT ASSUMPTIONS

	December 31, 2024			December 31, 2023
Product	Effective duration (-200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (-200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	4.2%	3.5%	2.9%	4.0%	3.5%	3.2%
Money market	1.9%	1.6%	1.4%	3.0%	1.5%	1.4%
Savings and interest-bearing checking	2.1%	1.8%	1.6%	2.7%	2.2%	1.9%
As noted previously, we utilize derivatives to manage interest rate risk. The following schedule presents derivatives that are designated in qualifying hedging relationships at December 31, 2024. Included are the average outstanding derivative notional amounts for each period presented and the weighted average fixed-rate paid or received for each category of cash flow and fair value hedge. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the impact of these hedging relationships on interest income and expense.
DERIVATIVES DESIGNATED IN QUALIFYING HEDGING RELATIONSHIPS

	2025				2026				2027	2028
(Dollar amounts in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Cash flow hedges
Cash flow hedges of assets [1]
Average outstanding notional	$550	$550	$550	$500	$333	$300	$300	$300	$208	$183
Weighted-average fixed-rate received	2.83%	2.83%	2.83%	2.79%	2.79%	3.01%	3.01%	3.01%	3.63%	3.70%
Cash flow hedges of liabilities [2]
Average outstanding notional	$500	$500	$—	$—	$—	$—	$—	$—	$—	$—
Weighted-average fixed-rate paid	3.67%	3.67%	—%	—%	—%	—%	—%	—%	—%	—%

	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034
Fair value hedges
Fair value hedges of debt
Average outstanding notional	$500	$500	$500	$500	$500	$500	$500	$500	$500	$500
Weighted-average fixed-rate received	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%
Fair value hedges of assets [3]
Average outstanding notional	$4,658	$4,662	$4,658	$2,528	$1,149	$1,144	$1,137	$1,101	$1,073	$908
Weighted-average fixed-rate paid	3.23%	3.23%	3.23%	2.58%	2.03%	2.03%	2.03%	2.03%	2.03%	2.14%
1 Cash flow hedges of assets consist of receive-fixed swaps hedging pools of floating-rate loans.
2 Cash flow hedges of liabilities consist of a pay-fixed swap hedging rolling FHLB advances. This swap matures in May 2025.
3 Fair value asset hedges consist of pay-fixed swaps hedging fixed-rate AFS securities and fixed-rate commercial loans, as further discussed in Note 7 of the Notes to Consolidated Financial Statements. Increasing notional amounts in 2026 are due to forward starting swaps.
At December 31, 2024, we had $94 million of net losses deferred in AOCI related to terminated cash flow hedges. Amounts deferred in AOCI from terminated cash flow hedges are amortized into interest income on a straight-line basis through the original maturity dates of the hedges, provided the hedged forecasted transactions continue to be expected to occur.
The following schedule presents the amounts deferred in AOCI related to terminated cash flow hedges that will be fully reclassified into interest income by the fourth quarter of 2027:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
SCHEDULED OCI AMORTIZATION FOR TERMINATED CASH FLOW HEDGES

	2025				2026				2027	2028
(Dollar amounts in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Cash flow hedges
Cash flow hedges of assets
Periodic amortization of deferred gains (losses)	$18	$16	$13	$11	$10	$8	$6	$5	$7	$—
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
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME AND CHANGE IN ECONOMIC VALUE OF EQUITY

	December 31, 2024					December 31, 2023
	Parallel shift in rates (in bps) [1]					Parallel shift in rates (in bps) [1]
Repricing scenario	-200	-100	0	+100	+200	-200	-100	0	+100	+200

Earnings at Risk (EaR)	(8.9)%	(4.5)%	—%	4.4%	8.7%	(5.6)%	(2.5)%	—%	2.4%	4.9%
Economic Value of Equity (EVE)	0.1%	0.6%	—%	(1.7)%	(3.6)%	6.6%	2.8%	—%	(1.4)%	(3.3)%
1 Assumes rates cannot go below zero in the negative rate shifts.
Asset sensitivity, as measured by EaR, increased during 2024 due to securities redemptions, swap maturities, and the decrease in noninterest-bearing deposits. Under our current deposit assumptions, interest rate risk remains within policy limits. For interest-bearing deposits with indeterminable maturities, the weighted average modeled beta is 48%.
Prepayment assumptions are an important factor in managing interest rate risk. Certain assets in our portfolio, such as 1-4 family residential mortgages and mortgage-backed securities, can be prepaid at any time by the borrower, which may significantly affect our expected cash flows. At December 31, 2024, lifetime prepayment speeds were estimated to be 13.7% for loans, reflecting an acceleration of prepayments upon rate reset for adjustable rate loans, and 7.0% for mortgage-backed securities.
Our EaR analysis primarily focuses on parallel rate shocks across the term structure of benchmark interest rates. Additionally, we conduct non-parallel rate shocks to identify other risks that may not be apparent in a parallel rate scenario. In non-parallel rate scenarios, the primary impacts on EaR generally arise from changes in short-term interest rates.
If interest rates were to follow the rate path implied by the forward curve at December 31, 2024, modeled net interest income would increase by an additional 6.8% at December 31, 2025, compared with December 31, 2024. For a -100 bps and +100 bps parallel interest rate shock to the implied forward rate path, the cumulative net interest income sensitivity would be between 4.0% and 9.4%, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Our focus on business banking significantly influences our asset-liability management strategy. At December 31, 2024, $27.6 billion of commercial and CRE loans were scheduled to reprice within the next six months. To manage these variable-rate loans, we have executed $550 million of cash flow hedges by receiving fixed rates on interest rate swaps. Additionally, at December 31, 2024, we had $4.2 billion in variable-rate consumer loans scheduled to reprice within the next six months. The impact on asset sensitivity of commercial or consumer loans with floors has become insignificant due to higher interest rates. For additional information regarding derivative instruments, see Notes 3 and 7 of the Notes to Consolidated Financial Statements.
Fixed Income
We are exposed to market risk due to fluctuations in fair value, which encompasses market risk for trading securities and interest rate swaps used to hedge interest rate risk. Our underwriting activities include municipal and corporate securities, and we also trade municipal, agency, and treasury securities. This exposes us to potential losses from adverse price changes in these fixed-income securities.
Changes in the fair value of AFS securities and interest rate swaps that qualify as cash flow hedges are recorded in AOCI for each financial reporting period. For more information on investment securities and AOCI, refer to the “Capital Management” section on page 77. See also Note 5 of the Notes to Consolidated Financial Statements for further information on the accounting for investment securities.
Equity Investments
Through our equity investment activities, we hold publicly traded equity securities as well as equity securities in governmental entities and companies, such as the FRB and the FHLB, which are not publicly traded. Depending on our ownership position and level of influence over the investees’ business, these equity investments may be accounted for using various methods, including cost less impairment, adjusted for observable price changes, fair value, the equity method, or proportional or full consolidation. Regardless of the accounting method, the value of our investments are subject to fluctuation, and we are exposed to potential losses if the fair value of these securities falls below their acquisition cost. Our Equity Investments Committee and Securities Valuation Committee evaluate, monitor, and approve equity investments in both private and public companies.
Additionally, we hold direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds. This strategy aims to provide beneficial financing, growth, and expansion opportunities to diverse businesses generally within our geographic footprint. At December 31, 2024 and 2023, our equity exposure to these investments was approximately $204 million and $190 million, respectively. Occasionally, companies within our SBIC investment portfolio may issue an initial public offering (“IPO”). In such cases, the fund is generally subject to a lockout period before we can liquidate the investment, introducing additional market risk. For additional information regarding the valuation of our SBIC investments, see Note 3 of the Notes to Consolidated Financial Statements.
Liquidity Risk Management
Liquidity refers to our ability to meet cash, contractual, and collateral obligations, and manage both expected and unexpected cash flows without negatively impacting our operations or financial strength. We manage liquidity to provide funds for our customers’ credit needs, anticipated financial and contractual obligations, and other corporate activities. Primary sources of liquidity include deposits, borrowings, equity, and paydowns of assets such as loans and investment securities. Our investment securities are primarily held as a source of contingent liquidity, and we generally own securities that can readily provide cash and liquidity through secured borrowing agreements with securities pledged as collateral.
Our Treasury group manages liquidity and funding, with oversight from ALCO. The Treasurer is responsible for recommending changes to existing funding plans and liquidity and funding policies. These recommendations are submitted for approval to ALCO, and policy changes are also approved by the ERMC and the Board. We maintain and regularly test a contingency funding plan to identify sources and uses of liquidity.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Our Board-approved liquidity policy mandates that we monitor and maintain adequate liquidity, diversify funding sources, and anticipate future funding needs. In accordance with this policy, we conduct regular liquidity stress tests and evaluate our portfolio of highly liquid assets to ensure they can cover 30-day funding needs under stress scenarios. These stress tests include projections of funding maturities, uses of funds, and assumptions of deposit runoff. The assumptions consider the size of deposit accounts, the operational nature of deposits, the type of depositor, and concentrations of funding sources, including large depositors and uncollateralized deposits exceeding insured levels. Concentrated funding sources are assigned high runoff factors, up to 100%, when projecting stressed funding needs. Our liquidity stress testing spans multiple timeframes, from overnight to 12 months. Our policy requires us to maintain sufficient on-balance sheet liquidity in the form of FRB reserve balances and other highly liquid assets to meet stressed outflow assumptions.
We have a dedicated funding desk that monitors real-time inflows and outflows of our FRB account. We also have tools, such as ready access to repo markets and FHLB advances, to manage intraday liquidity. FHLB borrowings can either be short-term or open-term, allowing us to retain or return funds based on our liquidity needs. We pledge collateral to the FRB’s primary credit facility (discount window), as well as a significant portion of our highly liquid investment securities portfolio through the General Collateral Funding (“GCF”) repo program. This program allows us to pledge high-quality collateral and exchange funds anonymously with other participants, providing near-instant access to funding during market hours.
During 2023 and the first quarter of 2024, we pledged collateral to the FRB’s Bank Term Funding Program (“BTFP”), which provided additional contingent funding sources outside the normal operating hours of the FHLB and the GCF program. The BTFP offered loans of up to one year to eligible depository institutions pledging U.S. Treasuries, agency debt and government mortgage-backed securities, and other qualifying assets as collateral. The availability of advances under the program ended in mid-March 2024. At December 31, 2024, we had no outstanding borrowings under the BTFP.
In 2024, our primary sources of cash included a decrease in investment securities, an increase in deposits, and net cash provided by operating activities. The primary uses of cash during the same period primarily included increases in money market investments and loans and leases, a decrease in short-term borrowings, and the redemption of preferred stock. Cash payments for interest, reflected in operating expenses, totaled $1.9 billion and $1.4 billion during 2024 and 2023, respectively.
The FHLB and FRB have been, and continue to be, significant sources of back-up liquidity and funding. As a member of the FHLB of Des Moines, we can borrow against eligible loans and securities to meet liquidity and funding requirements. To maintain our borrowing capacity, we are required to invest in FHLB and FRB stock. At December 31, 2024, our total investment in FHLB and FRB stock was $124 million and $65 million, respectively, compared with $79 million and $65 million at December 31, 2023. The average FHLB activity stock holdings in 2024 were $85 million, compared with $179 million in 2023, contributing to a decrease in dividends on FHLB activity stock during the year.
At December 31, 2024, loans with a carrying value of $23.4 billion and $17.0 billion were pledged at the FHLB and FRB, respectively, as collateral for current and potential borrowings, compared with $24.8 billion and $11.5 billion at December 31, 2023.
Additionally, investment securities with a carrying value of $17.9 billion and $20.5 billion were pledged as collateral for potential borrowings at December 31, 2024 and December 31, 2023, respectively. These pledged securities included $8.7 billion and $9.5 billion for available use through the GCF and other repo programs, $4.7 billion and $5.5 billion to the FRB and FHLB, and $4.5 billion and $5.5 billion to secure collateralized public and trust deposits, advances, and for other purposes.
A significant portion of these pledged assets are unencumbered, but are pledged to provide immediate access to contingency sources of funds. The following schedule presents our total available liquidity, including unused collateralized borrowing capacity:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
AVAILABLE LIQUIDITY

	December 31, 2024					December 31, 2023
(Dollar amounts in billions)	FHLB	FRB [1]	GCF [2]	BTFP	Total	FHLB	FRB [1]	GCF	BTFP	Total

Total borrowing capacity	$14.6	$17.7	$8.6	$—	$40.9	$16.6	$9.8	$9.6	$5.8	$41.8
Borrowings outstanding	2.6	—	0.3	—	2.9	1.6	—	1.8	—	3.4
Remaining capacity, at period end	$12.0	$17.7	$8.3	$—	$38.0	$15.0	$9.8	$7.8	$5.8	$38.4

Cash and due from banks					0.7					0.7
Interest-bearing deposits [3]					2.9					1.5
Total available liquidity					$41.6					$40.6
Ratio of available liquidity to uninsured deposits					121%					122%
1 Represents borrowing capacity and borrowings outstanding at the Federal Reserve Bank discount window.
2 Includes $0.9 billion pledged for available use through other repo programs.
3 Represents funds deposited by the Bank primarily at the Federal Reserve Bank.
At December 31, 2024, our total available liquidity was $41.6 billion, compared with $40.6 billion at December 31, 2023. At December 31, 2024, our sources of liquidity exceeded the estimated amount of uninsured deposits without the need to sell any investment securities.
Credit Ratings
General financial market and economic conditions affect our access to, and the cost of, external financing. Our ability to access funding markets is also directly influenced by the credit ratings assigned to us by various rating agencies. These ratings not only impact the costs associated with borrowings, but also influence the sources from which we can borrow. All credit rating agencies currently rate our debt at an investment-grade level.
The following schedule presents our credit ratings:
CREDIT RATINGS

as of January 31, 2025:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

Kroll	Stable	A-	BBB+	K2
S&P	Negative	BBB+	BBB	NR
Fitch	Stable	BBB+	BBB	F2
Moody’s	Stable	Baa2	NR	P2
Uncertainties in the banking industry during 2023 resulted in ratings pressure for several banks, including Zions. Consequently, credit rating agencies downgraded certain of our issuer, debt, and deposit ratings. However, there were no changes to our credit ratings in 2024.
We may periodically issue or redeem preferred stock, senior or subordinated notes, or other forms of capital or debt instruments, depending on our capital, funding, asset-liability management, or other needs as market conditions warrant. Additional issuances may require regulatory approvals. During the fourth quarter of 2024, we fully redeemed the outstanding shares of our Series G, I, and J preferred stock and $88 million of 6.95% Fixed-to-Floating Subordinated Notes due 2028. Additionally, we issued $500 million of 6.82% Fixed-to-Floating Subordinated Notes due 2035. We believe our sources of available liquidity are sufficient to meet all reasonably foreseeable short- and intermediate-term demands.
For more information about a recent regulatory proposal that would expand long-term debt requirements and impact our sources of available liquidity, refer to “Regulatory Developments” on page 9 in Supervision and Regulation.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Contractual Obligations
The following schedule presents certain contractual obligations at December 31, 2024:
CONTRACTUAL OBLIGATIONS

(In millions)	One year or less	Over one year through three years	Over three years through five years	Over five years	Indeterminable maturity [1]	Total

Deposits	$11,327	$117	$37	$1	$64,741	$76,223
Unfunded lending commitments	8,179	8,794	2,855	8,939	—	28,767
Standby letters of credit:
Financial	574	—	—	—	—	574
Performance	262	—	—	—	—	262
Commercial letters of credit	15	—	—	—	—	15
Commitments to make venture and other noninterest-bearing investments [2]	—	—	—	—	72	72
Federal funds and other short-term borrowings	3,832	—	—	—	—	3,832
Long-term debt [3]	—	—	497	499	—	996
Operating leases	40	62	53	139	—	294
Total contractual obligations	$24,229	$8,973	$3,442	$9,578	$64,813	$111,035
1 Indeterminable maturity deposits include noninterest-bearing demand, savings, and money market deposits.
2 Commitments to make venture and other noninterest-bearing investments do not have defined maturity dates. They are due upon demand and may be drawn immediately. Therefore, these commitments are shown as having indeterminable maturities.
3 The values presented do not reflect the impact of associated fair value hedges.
In addition to the commitments and contractual obligations outlined in the schedule above, we enter into a number of contractual commitments in the ordinary course of business. These include agreements for software licensing and maintenance, telecommunications services, facilities maintenance and equipment servicing, supplies purchasing, and other goods and services essential to our operations. Some of these contracts are renewable or cancellable on an annual basis or at shorter intervals. To secure favorable pricing, we may also enter into contracts that extend over several years.
We also enter into derivative contracts that may require cash payments based on changes in interest rates. These contracts are measured at fair value on the balance sheet, reflecting the net present value of the expected future cash receipts and payments based on market interest rates. For further information on derivative contracts, see Note 7 of the Notes to Consolidated Financial Statements.
Operational, Technology, and Cybersecurity Risk Management
Operational Risk Management
Operational risk is the risk to current or anticipated earnings or capital arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. ERM supports employees, management, and the Board in assessing, measuring, managing, and monitoring this risk in accordance with our Risk Management Framework. For example, we have documented control self-assessments related to financial reporting under the 2013 framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and the FDICIA.
To manage operational risk, we have implemented several measures, including: (1) transactional documentation requirements; (2) systems and procedures to monitor transactions and positions; (3) systems and procedures to detect and mitigate fraud attempts, system penetrations, unauthorized access to customer data, or denial of access to legitimate customers; (4) regulatory compliance reviews; and (5) periodic reviews by our Compliance Risk Management, Internal Audit, Operational Risk Management, and Credit Examination departments. We have established reconciliation procedures to ensure data processing systems consistently and accurately capture critical data. Additionally, our Enterprise Data & Analytics department provides oversight of data integrity and availability.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We maintain disaster recovery and business continuity plans to support operations in the event of natural or other disasters. Furthermore, we mitigate certain operational risks through insurance, including errors and omissions and professional liability insurance.
We are committed to continuously improving our operational risk management through risk identification, risk and control self-assessments, business process mappings, regular tests of controls, and anti-fraud measures. These efforts are regularly reported to enterprise management committees. Key metrics, such as operational losses, supplier risk, model risk, and change initiative risk, have been established in line with our Risk Management Framework, and are overseen by Operational Risk Management. These metrics are incorporated into the Enterprise Risk Profile to monitor aggregated risks against board-established appetites. Additionally, we continually review and enhance our enterprise business resiliency and fraud risk oversight programs.
Technology Risk Management
Technology risk is the risk of adverse impact on business operations and customers due to reduced or denied availability or inadequate value delivery related to technology-related applications, infrastructure, or processes. We make significant investments to enhance our technology capabilities and mitigate the risk from outdated and unsupported technologies (technical debt). This includes updating core banking systems and enterprise applications, as well as introducing new digital customer-facing capabilities. Technology projects, initiatives, and operations are governed by a change management framework that assesses activities and risk within our business processes to limit disruption and resource constraints. New, expanded, or modified products and services, as well as new lines of business, change initiatives, and other risks, are regularly reviewed and approved by the Change, Initiatives, and Technology Committee. This Committee includes senior executives such as the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Technology and Operations Officer, and Chief Risk Officer. Initiative risk and change impact from the framework are reported to the ROC.
Technology governance at the operational level is managed by our Enterprise and Technology Operations (“ETO”) division to ensure safety, soundness, operational resiliency, and compliance with our technology policies. ETO management regularly participates in enterprise architecture review boards and technology risk committees to assess ongoing objectives related to enterprise standards compliance, strategic alignment, end-of-life, audit, risk and compliance issue management, and asset management. Thresholds are defined to escalate associated risks to the ERMC and ROC committees as appropriate.
Cybersecurity Risk Management
Cybersecurity risk is the risk of adverse impacts to the confidentiality, integrity, and availability of data owned, stored, or processed by the Bank. For information about how we manage cybersecurity risk, see Part I, Item 1C. Cybersecurity on page 24.
Capital Management
The Board is responsible for approving key policies associated with capital management. The Board has delegated the management of our capital risk to the Capital Management Committee (“CMC”), chaired by the Chief Financial Officer and comprising members of management. The primary responsibility of the CMC is to recommend and administer the approved capital policies that govern our capital management. Other major responsibilities of the CMC include:
•Setting overall capital targets within the Board-approved Capital Policy, monitoring performance against policy limits, and recommending changes to capital, including dividends, common stock issuances and repurchases, subordinated debt, and strategic adjustments to maintain well-capitalized levels;
•Maintaining an adequate capital cushion to withstand adverse stress events while continuing to meet the borrowing needs of our customers and ensuring continued access to wholesale funding, consistent with fiduciary responsibilities to depositors and bondholders; and
•Reviewing our credit agency ratings.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
A strong capital position is essential to achieve our key corporate objectives, ensure continued profitability, and foster depositor and investor confidence. We strive to (1) maintain sufficient capital to support the current needs and growth of our businesses, consistent with our assessment of their potential to create value for shareholders, and (2) fulfill our responsibilities to depositors and bondholders while managing capital distributions to shareholders through dividends and common stock repurchases.
We utilize stress testing as an important tool to inform our decisions on the appropriate level of capital to maintain, based on hypothetically stressed economic conditions, including the FRB’s supervisory severely adverse scenario. The timing and amount of capital actions depend on various factors, including our financial performance, business needs, prevailing and anticipated economic conditions, and the results of our internal stress testing, as well as approval from the Board and the Office of the Comptroller of the Currency (“OCC”). Shares may be repurchased occasionally in the open market or through privately negotiated transactions.
SHAREHOLDERS’ EQUITY

(Dollar amounts in millions)	December 31, 2024	December 31, 2023	Amount change	Percent change
Shareholders’ equity:
Preferred stock	$66	$440	$(374)	(85)%
Common stock and additional paid-in capital	1,737	1,731	6	—
Retained earnings	6,701	6,212	489	8
Accumulated other comprehensive income	(2,380)	(2,692)	312	12
Total shareholders’ equity	$6,124	$5,691	$433	8
Total shareholders’ equity increased $433 million, or 8%, to $6.1 billion at December 31, 2024, compared with $5.7 billion at December 31, 2023. This increase was largely driven by higher retained earnings. Preferred stock decreased $374 million due to the redemption of the outstanding shares of our Series G, I, and J preferred stock during the fourth quarter of 2024. The redemption resulted in a one-time reduction to net earnings applicable to common shareholders of approximately $6 million, arising from the recognition of capitalized preferred stock issuance costs.
In 2024, we repurchased 0.9 million common shares outstanding for $35 million, compared with 0.9 million common shares repurchased for $50 million in 2023. In February 2025, we received the necessary approvals to repurchase up to $40 million of common shares outstanding during the fiscal year 2025.
The AOCI balance was a loss of $2.4 billion at December 31, 2024, and largely reflects a decline in the fair value of fixed-rate AFS securities as a result of changes in interest rates. This includes $1.8 billion ($1.4 billion after tax) of unrealized losses on the securities previously transferred from AFS to HTM. Compared with December 31, 2023, AOCI improved $312 million, primarily due to $194 million in unrealized loss amortization associated with the securities transferred from AFS to HTM, and $31 million primarily related to paydowns on AFS securities. Additionally, AOCI was also impacted by an $87 million decrease in unrealized losses and other adjustments associated with derivative instruments used for risk management purposes. We use pay-fixed, receive-floating interest rate swaps designated as hedges of our AFS securities to reduce the volatility of our AOCI balance. For more information about these swaps, see Note 7 of the Notes to Consolidated Financial Statements.
Absent any sales or credit impairment of the AFS securities, the unrealized losses will not be recognized in earnings. We do not intend to sell any securities with unrealized losses. Although changes in AOCI are reflected in shareholders’ equity, they are currently excluded from regulatory capital and therefore do not impact our regulatory ratios.
Federal banking regulators issued a proposal to implement Basel III Endgame, which would significantly revise certain capital requirements, including the inclusion of unrealized gains and losses on AFS debt securities in regulatory capital. This could potentially impact our current and future capital planning, including share repurchase activity. For more information about the regulatory proposals, see “Regulatory Developments” in Supervision and

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Regulation on page 9. For more information about our investment securities portfolio and related unrealized gains and losses, see Note 5 of the Notes to Consolidated Financial Statements.
CAPITAL DISTRIBUTIONS

(In millions, except share data)	2024	2023
Capital distributions:
Preferred dividends paid	$41	$32
Bank preferred stock redeemed	374	—
Total capital distributed to preferred shareholders	415	32
Common dividends paid	248	245
Bank common stock repurchased [1]	36	51
Total capital distributed to common shareholders	284	296
Total capital distributed to preferred and common shareholders	$699	$328
Weighted average diluted common shares outstanding (in thousands)	147,215	147,756
Common shares outstanding, at year-end (in thousands)	147,871	148,153
1 Includes amounts related to the common shares acquired through our publicly announced plans and those acquired in connection with our stock compensation plan. These shares were acquired from employees to cover their payroll taxes and stock option exercise costs upon the exercise of stock options.
Under the OCC’s “Earnings Limitation Rule,” our dividend payments are restricted to the sum of our net income for the current year and retained earnings for the preceding two years, unless the OCC approves the declaration and payment of dividends in excess of such amount. As of January 1, 2025, we had $892 million in retained net profits available for distribution.
In 2024, we paid $41 million in dividends on preferred stock, compared with $32 million in 2023. We paid $248 million in dividends on common stock, or $1.66 per share, in 2024, compared with $245 million, or $1.64 per share, in 2023. In January 2025, the Board declared a quarterly dividend of $0.43 per common share, payable on February 20, 2025, to shareholders of record at the close of business on February 13, 2025.
Basel III
We are subject to Basel III capital requirements, which include certain minimum regulatory capital ratios. At December 31, 2024, we exceeded all capital adequacy requirements under the Basel III capital rules. Based on our internal stress testing and other assessments of capital adequacy, we believe our capital levels sufficiently exceed both internal and regulatory requirements for well-capitalized banks. For more information about our compliance with the Basel III capital requirements, see the “Supervision and Regulation” section on page 7 and Note 15 of the Notes to Consolidated Financial Statements.
The following schedule presents our capital amounts, capital ratios, and other selected performance ratios:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CAPITAL AMOUNTS AND RATIOS

(Dollar amounts in millions)	December 31, 2024	December 31, 2023	December 31, 2022
Basel III risk-based capital amounts:
Common equity Tier 1 capital	$7,363	$6,863	$6,481
Tier 1 risk-based	7,430	7,303	6,921
Total risk-based	9,026	8,553	8,077
Risk-weighted assets	67,685	66,934	66,111
Basel III risk-based capital ratios:
Common equity Tier 1 capital	10.9%	10.3%	9.8%
Tier 1 risk-based	11.0%	10.9%	10.5%
Total risk-based	13.3%	12.8%	12.2%
Tier 1 leverage	8.3%	8.3%	7.7%
Other ratios:
Average equity to average assets	6.8%	6.0%	6.6%
Return on average common equity	13.1%	13.4%	16.0%
Return on average tangible common equity [1]	16.2%	17.3%	19.8%
Tangible equity ratio [1]	5.8%	5.4%	4.3%
Tangible common equity ratio [1]	5.7%	4.9%	3.8%
1 See “Non-GAAP Financial Measures” on page 83 for more information regarding these ratios.
At December 31, 2024, our common equity tier 1 (“CET1”) capital was $7.4 billion, an increase of 7%, compared with $6.9 billion in the prior year period. The CET1 capital ratio improved to 10.9%, compared with 10.3%. Tangible book value per common share increased to $33.85, compared with $28.30, primarily due to higher retained earnings and reduced unrealized losses in AOCI. For more information on non-GAAP financial measures, see page 83.
During the third quarter of 2023, federal banking regulators proposed significant revisions to capital requirements, expanded long-term debt requirements, and revised requirements for resolution and recovery planning. For more information about these regulatory proposals, see “Regulatory Developments” in Supervision and Regulation on page 9.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Note 1 of the Notes to Consolidated Financial Statements contains a summary of our significant accounting policies. Certain accounting policies that we consider critical are described below because their related balances and estimates are significant to the financial statements. Any changes to these amounts, including changes in estimates, may also be significant to the financial statements. We believe that it is important to have an understanding of these policies, along with the related estimates, to inform our financial condition. Additionally, in making these estimates, we are required to make complex and subjective judgments, many of which include a high degree of uncertainty. We discuss these critical accounting policies and related estimates below.
Where applicable in this document, we have included sensitivity schedules and other examples to demonstrate the impact of the changes in estimates made for various financial transactions. The sensitivities in these schedules and examples are hypothetical and should be viewed with caution. Changes in estimates are based on variations in assumptions and are not subject to simple extrapolation, as the relationship of the change in the assumption to the change in the amount of the estimate may not be linear. In addition, the effect of a variation in one assumption is likely to cause changes in other assumptions, which could potentially magnify or counteract the sensitivities.
Allowance for Credit Losses
The ACL includes the ALLL and the RULC and represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. The ACL for our HTM debt securities portfolio is estimated separately from loans and is not presented separately on the consolidated

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
balance sheet due to immateriality. The ACL for debt securities was less than $1 million at both December 31, 2024 and 2023.
The ACL may change significantly each period because it is estimated using economic forecasts that change from period to period. Any unfavorable differences between the actual outcome of credit-related events and our estimates could require an additional provision for credit losses.
The ACL is calculated based on quantitative models and management’s qualitative judgment based on many factors over the life of the loan. The primary assumptions of the quantitative model are the economic forecast, the length of the reasonable and supportable forecast period, the length of the reversion period, prepayment rates, and the credit quality of the portfolio. The quantitative ACL estimate is based on losses under multiple economic scenarios that reflect optimistic, baseline, and stressed economic conditions. Management uses qualitative judgment to adjust scenario weights to more closely reflect management’s assessments of current conditions and reasonable and supportable forecasts.
If the ACL were evaluated on the baseline economic scenario rather than weighting multiple scenarios, the quantitatively determined amount of the ACL at December 31, 2024 would decrease by approximately $125 million. Additionally, if the probability of default risk-grade for all pass-graded loans were immediately downgraded one grade on our internal risk-grading scale, the quantitatively determined amount of the ACL at December 31, 2024 would increase by approximately $25 million. These sensitivity analyses are hypothetical and have been provided only to indicate the potential impact that changes in economic forecasts and changes in risk-grades may have on the ACL estimate. See Note 6 of the Notes to Consolidated Financial Statements for more information on the processes and methodologies used to estimate the ACL.
Fair Value Estimates
We measure certain assets and liabilities at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. To increase consistency and comparability in fair value measurements, we focus on valuation inputs in accordance with a three-level hierarchy: (1) observable inputs that reflect quoted prices in active markets, (2) inputs other than quoted prices with observable market data, and (3) unobservable data such as our own data.
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
For assets and liabilities measured at fair value, we maximize the use of observable inputs, when available, and minimize the use of unobservable inputs when estimating fair value. In certain cases, when market observable inputs for model-based valuation techniques may not be readily available, we are required to make judgments about the assumptions that we believe market participants would consider in estimating the fair value of financial instruments. The models used to estimate fair value are regularly evaluated by management for relevance under current facts and circumstances. Changes in market conditions may reduce the availability of quoted prices or observable data. For example, reduced liquidity in the capital markets or changes in secondary market activities could result in observable market inputs becoming unavailable.
Fair value is used on a recurring basis for certain assets and liabilities in which fair value is the primary measure of accounting. Fair value is used on a nonrecurring basis for certain assets or liabilities to determine any impairment, lower of cost or fair value accounting, or for disclosure purposes.
AFS securities are valued using several methodologies, which depend on the nature of the security, availability of current market information, and other factors. AFS securities in an unrealized loss position are formally reviewed on

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
See Note 3 of the Notes to Consolidated Financial Statements for more information regarding the use of fair value estimates.
Goodwill
Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of the net assets acquired and is subsequently evaluated at least annually for impairment.
We perform an evaluation during the fourth quarter of each year, or more frequently if events or circumstances indicate that the carrying value exceeds fair value. We may elect to perform a qualitative analysis to determine if it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If the carrying amount is more likely than not to exceed its fair value, additional quantitative analysis is performed to determine the amount of goodwill impairment. If the fair value is less than the carrying value, an impairment is recorded for the difference. Goodwill impairment does not impact our regulatory capital ratios or tangible common equity ratio.
To determine the fair value of our reporting unit, we use (1) a market value approach that incorporates comparable publicly traded commercial banks, and (2) an income method that consists of a discounted present value of management’s estimates of future cash flows.
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
During the fourth quarter of 2024, we performed our annual goodwill impairment evaluation, effective October 1, 2024, utilizing a qualitative analysis. Based on our evaluation, the goodwill at our reporting units was not impaired. During the fourth quarter of 2023, we performed a full quantitative analysis and determined that the fair values of Amegy, CB&T, Zions Bank, and NSB exceeded their carrying values by 38%, 70%, 80%, and 139%, respectively. As part of the quantitative analysis, we also performed a hypothetical sensitivity analysis on the discount rate assumption to evaluate the impact of an adverse change to this assumption. If the discount rate applied to future

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
earnings was increased by 100 bps, the fair values of Amegy, CB&T, Zions Bank, and NSB would exceed their carrying values by 32%, 60%, 63%, and 124%, respectively.
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
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Year Ended December 31,
(Dollar amounts in millions)		2024	2023	2022

Net earnings applicable to common shareholders (GAAP)		$737	$648	$878
Adjustment, net of tax:
Amortization of core deposit and other intangibles		5	5	1
Net earnings applicable to common shareholders, net of tax	(a)	$742	$653	$879
Average common equity (GAAP)		$5,630	$4,839	$5,472
Average goodwill and intangibles		(1,055)	(1,062)	(1,022)
Average tangible common equity (non-GAAP)	(b)	$4,575	$3,777	$4,450
Return on average tangible common equity (non-GAAP) [1]	(a/b)	16.2%	17.3%	19.8%
1 Excluding the effect of AOCI from average tangible common equity would result in associated returns of 10.4%, 9.7%, and 13.9% for the periods presented, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		December 31,
		2024	2023	2022

Total shareholders’ equity (GAAP)		$6,124	$5,691	$4,893
Goodwill and intangibles		(1,052)	(1,059)	(1,065)
Tangible equity (non-GAAP)	(a)	5,072	4,632	3,828
Preferred stock		(66)	(440)	(440)
Tangible common equity (non-GAAP)	(b)	$5,006	$4,192	$3,388
Total assets (GAAP)		$88,775	$87,203	$89,545
Goodwill and intangibles		(1,052)	(1,059)	(1,065)
Tangible assets (non-GAAP)	(c)	$87,723	$86,144	$88,480
Common shares outstanding (in thousands)	(d)	147,871	148,153	148,664
Tangible equity ratio (non-GAAP)	(a/c)	5.8%	5.4%	4.3%
Tangible common equity ratio (non-GAAP)	(b/c)	5.7%	4.9%	3.8%
Tangible book value per common share (non-GAAP)	(b/d)	$33.85	$28.30	$22.79
Efficiency Ratio and Adjusted Pre-Provision Net Revenue
The efficiency ratio is a measure of operating expense relative to revenue. We believe the efficiency ratio provides useful information regarding the cost of generating revenue. We make adjustments to exclude certain items that are not generally expected to recur frequently, as identified in the subsequent schedule. We believe these adjustments allow for more consistent comparability across periods. Adjusted noninterest expense provides a measure as to how we are managing our expenses. Adjusted pre-provision net revenue enables management and others to assess our ability to generate capital. Taxable-equivalent net interest income allows us to assess the comparability of revenue arising from both taxable and tax-exempt sources.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

(Dollar amounts in millions)		2024	2023	2022

Noninterest expense (GAAP)	(a)	$2,046	$2,097	$1,878
Adjustments:
Severance costs		3	14	1
Other real estate expense, net		(1)	—	1
Amortization of core deposit and other intangibles		7	6	1
Restructuring costs		—	1	—
SBIC investment success fee accrual [1]		1	—	(1)
FDIC special assessment		11	90	—
Total adjustments	(b)	21	111	2
Adjusted noninterest expense (non-GAAP)	(c)=(a-b)	$2,025	$1,986	$1,876

Net interest income (GAAP)	(d)	$2,430	$2,438	$2,520
Fully taxable-equivalent adjustments	(e)	45	41	37
Taxable-equivalent net interest income (non-GAAP)	(f)=(d+e)	2,475	2,479	2,557
Noninterest income (GAAP)	(g)	700	677	632
Combined income (non-GAAP)	(h)=(f+g)	3,175	3,156	3,189
Adjustments:
Fair value and nonhedge derivative gain (loss)		—	(4)	16
Securities gains (losses), net		19	4	(15)
Total adjustments	(i)	19	—	1
Adjusted taxable-equivalent revenue (non-GAAP)	(j)=(h-i)	$3,156	$3,156	$3,188

Pre-provision net revenue (non-GAAP)	(h)-(a)	$1,129	$1,059	$1,311
Adjusted pre-provision net revenue (non-GAAP)	(j-c)	1,131	1,170	1,312
Efficiency ratio (non-GAAP) [2]	(c/j)	64.2%	62.9%	58.8%
1 The success fee accrual is associated with the gains and losses from our SBIC investments, which are excluded from the efficiency ratio through securities gains (losses), net.
2 Including the $11 million and $90 million accruals associated with the FDIC special assessment recorded in deposit insurance and regulatory expense, the efficiency ratio for 2024 and 2023 would have been 64.5% and 65.8%, respectively.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this Item is included in “Interest Rate and Market Risk Management” in MD&A beginning on page 70, and is hereby incorporated by reference.
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
Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, and has concluded that such internal control over financial reporting is effective. There are no material weaknesses in our internal control over financial reporting that have been identified by our management.
Ernst & Young LLP, an independent registered public accounting firm, has audited our consolidated financial statements for the year ended December 31, 2024, and has also issued an attestation report, which is included herein, on internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”).

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
REPORTS OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 42)
REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders and the Board of Directors of Zions Bancorporation, National Association
Opinion on Internal Control Over Financial Reporting
We have audited Zions Bancorporation, National Association’s (“the Bank”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). In our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the 2024 consolidated financial statements of the Bank and our report dated February 25, 2025, expressed an unqualified opinion thereon.
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
February 25, 2025

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
To the Shareholders and the Board of Directors of Zions Bancorporation, National Association
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zions Bancorporation, National Association (“the Bank”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Bank at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Bank’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2025 expressed an unqualified opinion thereon.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Allowance for loan and lease losses

Description of the Matter
The Bank’s loan and lease portfolio and the associated allowance for loan and lease losses (ALLL), were $59.4 billion and $696 million as of December 31, 2024, respectively. The provision for loan and lease losses was $72 million for the year ended December 31, 2024.

As discussed in Note 6 to the consolidated financial statements, the ALLL represented the Bank’s estimate of current expected credit losses over the estimated remaining life of the loan and lease portfolio as of the consolidated balance sheet date. Management’s ALLL estimate includes quantitative calculations based on the statistical analysis of historical loss experience dependent on weighted economic scenarios and other loan-level characteristics forecasted over a reasonable period, losses estimated using historical loss experience for periods outside the reasonable economic forecast period, as well as specific reserves for individually evaluated loans and leases (collectively the quantitative portion), supplemented with qualitative adjustments that bring the ALLL to the level management deemed appropriate based on factors that are not fully considered in the quantitative analysis. The statistical analysis of historical loss experience was derived from credit loss models used to determine the quantitative portion of the ALLL. Judgment was required by management to determine the weightings of the economic scenarios and the magnitude of the impact of the qualitative adjustments to the ALLL.

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
Salt Lake City, Utah
February 25, 2025

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	December 31,
	2024	2023
ASSETS
Cash and due from banks	$651	$716
Money market investments:
Interest-bearing deposits	2,850	1,488
Federal funds sold and securities purchased under agreements to resell	1,453	937
Trading securities, at fair value	35	48
Investment securities:
Available-for-sale, at fair value	9,095	10,300
Held-to-maturity, at amortized cost (fair value $9,382 and $10,466)	9,669	10,382
Total investment securities	18,764	20,682
Loans held for sale (includes $25 and $43 of loans carried at fair value)	74	53
Loans and leases, net of unearned income and fees	59,410	57,779
Less allowance for loan and lease losses	696	684
Loans held for investment, net of allowance	58,714	57,095
Other noninterest-bearing investments	1,020	950
Premises, equipment, and software, net	1,366	1,400
Goodwill and intangibles	1,052	1,059
Other real estate owned	1	6
Other assets	2,795	2,769
Total assets	$88,775	$87,203
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$24,704	$26,244
Interest-bearing:
Savings and money market	40,037	38,721
Time	11,482	9,996
Total deposits	76,223	74,961
Federal funds and other short-term borrowings	3,832	4,379
Long-term debt	950	542
Reserve for unfunded lending commitments	45	45
Other liabilities	1,601	1,585
Total liabilities	82,651	81,512
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	66	440
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 147,871 and 148,153 shares) and additional paid-in capital	1,737	1,731
Retained earnings	6,701	6,212
Accumulated other comprehensive income (loss)	(2,380)	(2,692)
Total shareholders’ equity	6,124	5,691
Total liabilities and shareholders’ equity	$88,775	$87,203
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In millions, except shares and per share amounts)	Year Ended December 31,
	2024	2023	2022
Interest income:
Interest and fees on loans	$3,514	$3,196	$2,112
Interest on money market investments	230	188	81
Interest on securities	549	563	512
Total interest income	4,293	3,947	2,705
Interest expense:
Interest on deposits	1,540	1,063	70
Interest on short- and long-term borrowings	323	446	115
Total interest expense	1,863	1,509	185
Net interest income	2,430	2,438	2,520
Provision for credit losses:
Provision for loan and lease losses	72	148	101
Provision for unfunded lending commitments	—	(16)	21
Total provision for credit losses	72	132	122
Net interest income after provision for credit losses	2,358	2,306	2,398
Noninterest income:
Commercial account fees	182	174	159
Card fees	96	101	104
Retail and business banking fees	67	66	73
Loan-related fees and income	70	79	80
Capital markets fees	110	81	83
Wealth management fees	58	58	55
Other customer-related fees	56	61	60
Customer-related noninterest income	639	620	614
Fair value and nonhedge derivative income (loss)	—	(4)	16
Dividends and other income	42	57	17
Securities gains (losses), net	19	4	(15)
Total noninterest income	700	677	632
Noninterest expense:
Salaries and employee benefits	1,287	1,275	1,235
Technology, telecom, and information processing	260	240	209
Occupancy and equipment, net	161	160	152
Professional and legal services	64	62	57
Marketing and business development	45	46	39
Deposit insurance and regulatory expense	91	169	50
Credit-related expense	25	26	30
Other real estate expense, net	(1)	—	1
Other	114	119	105
Total noninterest expense	2,046	2,097	1,878
Income before income taxes	1,012	886	1,152
Income taxes	228	206	245
Net income	784	680	907
Preferred stock dividends	(41)	(32)	(29)
Preferred stock redemption	(6)	—	—
Net earnings applicable to common shareholders	$737	$648	$878
Weighted average common shares outstanding during the year:
Basic shares (in thousands)	147,210	147,748	150,064
Diluted shares (in thousands)	147,215	147,756	150,271
Net earnings per common share:
Basic	$4.95	$4.35	$5.80
Diluted	4.95	4.35	5.79
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)	Year Ended December 31,
	2024	2023	2022

Net income	$784	$680	$907
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on investment securities	31	66	(2,762)
Unrealized loss amortization associated with the securities transferred from AFS to HTM	194	208	40
Net unrealized gains (losses) on other noninterest-bearing investments	1	1	(2)
Net unrealized holding gains (losses) on derivative instruments	(3)	21	(330)
Reclassification adjustment for decrease in interest income recognized in earnings on derivative instruments	89	124	21
Pension and post-retirement	—	—	1
Other comprehensive income (loss), net of tax	312	420	(3,032)
Comprehensive income (loss)	$1,096	$1,100	$(2,125)
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions, except shares and per share amounts)	Preferred stock	Common stock shares (in thousands)	Common stock and accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

Balance at December 31, 2021	$440	151,625	$1,928	$5,175	$(80)	$7,463
Net income				907		907
Other comprehensive loss, net of tax					(3,032)	(3,032)
Bank common stock repurchased		(3,581)	(202)			(202)
Net activity under employee plans and related tax benefits		620	28			28
Dividends on preferred stock				(29)		(29)
Dividends on common stock, $1.58 per share				(240)		(240)
Change in deferred compensation				(2)		(2)
Balance at December 31, 2022	440	148,664	1,754	5,811	(3,112)	4,893
Net income				680		680
Cumulative effect adjustment, adoption of ASU 2022-02, Financial Instruments - Credit Losses: Troubled Debt Restructurings				2		2
Other comprehensive income, net of tax					420	420
Bank common stock repurchased		(972)	(51)			(51)
Net activity under employee plans and related tax benefits		461	28			28
Dividends on preferred stock				(32)		(32)
Dividends on common stock, $1.64 per share				(245)		(245)
Change in deferred compensation				(4)		(4)
Balance at December 31, 2023	440	148,153	1,731	6,212	(2,692)	5,691
Net income				784		784
Other comprehensive income, net of tax					312	312
Bank common stock repurchased		(900)	(36)			(36)
Preferred stock redemption	(374)		6	(6)		(374)
Net activity under employee plans and related tax benefits		618	36			36
Dividends on preferred stock				(41)		(41)
Dividends on common stock, $1.66 per share				(248)		(248)
Balance at December 31, 2024	$66	147,871	$1,737	$6,701	$(2,380)	$6,124
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$784	$680	$907
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	72	132	122
Depreciation and amortization	124	140	110
Share-based compensation	33	33	30
Deferred income tax benefit	(7)	(9)	(43)
Net decrease (increase) in trading securities	13	22	(93)
Net decrease (increase) in loans held for sale	67	(40)	48
Change in other liabilities	3	(299)	892
Change in other assets	94	169	(457)
Other, net	(35)	57	(46)
Net cash provided by operating activities	1,148	885	1,470
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	(1,878)	1,736	8,650
Proceeds from maturities and paydowns of investment securities held-to-maturity	1,024	1,052	445
Purchases of investment securities held-to-maturity	(62)	(41)	(399)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	2,028	2,337	3,309
Purchases of investment securities available-for-sale	(907)	(666)	(5,829)
Net change in loans and leases	(1,714)	(2,103)	(4,628)
Purchases and sales of other noninterest-bearing investments	(46)	183	(298)
Purchases of premises and equipment	(97)	(113)	(190)
Acquisition of Nevada branches, net of cash acquired	—	—	318
Other, net	12	(15)	27
Net cash provided by (used in) investing activities	(1,640)	2,370	1,405
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,262	3,309	(11,567)
Net change in short-term funds borrowed	(547)	(6,038)	9,514
Cash paid for preferred stock redemption	(374)	—	—
Proceeds from the issuance of long-term debt	496	—	—
Redemption of long-term debt	(88)	(128)	(290)
Proceeds from the issuance of common stock	10	3	9
Dividends paid on common and preferred stock	(289)	(282)	(269)
Bank common stock repurchased	(36)	(51)	(202)
Other, net	(7)	(9)	(8)
Net cash provided by (used in) financing activities	427	(3,196)	(2,813)
Net increase (decrease) in cash and due from banks	(65)	59	62
Cash and due from banks at beginning of year	716	657	595
Cash and due from banks at end of year	$651	$716	$657

Cash paid for interest	$1,905	$1,368	$160
Net cash paid for income taxes	192	255	21
Noncash activities:
Loans held for investment reclassified to loans held for sale, net	223	68	114
Trading securities reclassified to money market investments	—	395	—
Investment securities available-for-sale transferred to held-to-maturity, at amortized cost (fair value $10,691)	—	—	13,097
Deposits acquired in purchase of Nevada branches	—	—	430
Loans acquired in purchase of Nevada branches, net	—	—	95
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Basis of Financial Statement Presentation and Principles of Consolidation
The consolidated financial statements include our accounts and those of our majority-owned, consolidated subsidiaries. This also includes our wholly-owned subsidiaries, such as ZMFU II, Inc., which is utilized for our municipal lending business, and Zions Direct, Inc., a registered broker-dealer under the Exchange Act, among other subsidiaries.
Investments in which we have the ability to exercise significant influence over the operating and financial policies of the investee are accounted for using the equity method. All intercompany accounts and transactions have been eliminated in consolidation. Assets held in an agency or fiduciary capacity are excluded from the consolidated financial statements.
The consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practices within the financial services industry. References to GAAP, including standards issued by the Financial Accounting Standards Board (“FASB”), are made according to sections of the Accounting Standards Codification (“ASC”). In preparing the consolidated financial statements, we make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates.
Subsequent Events
We evaluated events that occurred between December 31, 2024, and the date the accompanying financial statements were issued. We determined that there were no material events requiring adjustments to our consolidated financial statements or significant disclosure in the accompanying notes.
Variable Interest Entities
A variable interest entity (“VIE”) is consolidated when we are identified as the primary beneficiary of the VIE. Current accounting guidance requires continuous analysis to determine the primary beneficiary of a VIE. At the start of our involvement, and periodically thereafter, we reassess our consolidation conclusions for all entities with which we are involved. At December 31, 2024, and 2023, we had no VIEs consolidated in our financial statements.
Statement of Cash Flows
For purposes of presentation on the consolidated statements of cash flows, “cash and cash equivalents” are defined as those amounts included in “Cash and due from banks” on the consolidated balance sheets.
Securities Purchased Under Agreements to Resell
Securities purchased under agreements to resell consist of overnight and term agreements, with the majority maturing within 50 days. These agreements are generally classified as collateralized financing transactions and are carried at the acquisition cost plus accrued interest. We, or third parties on our behalf, take possession of the underlying securities. The fair value of such securities is continuously monitored throughout the contract term to ensure asset values remain sufficient to mitigate counterparty default risk. Contractual provisions allow us to sell or

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
repledge certain securities accepted as collateral for securities purchased under agreements to resell. At December 31, 2024, and 2023, we held $1.4 billion and $0.9 billion, respectively, of securities for which we were permitted by contract to sell or repledge. The average balance of securities purchased under agreements to resell was $2.2 billion and $1.3 billion in 2024 and 2023, and the maximum amount outstanding at any month-end during these same periods was $3.0 billion and $2.0 billion, respectively. If sold, our obligation to return the collateral is recorded as “securities sold, not yet purchased” and included as a liability in “Federal funds and other short-term borrowings” on the consolidated balance sheet.
Other Noninterest-bearing Investments
Other noninterest-bearing investments include private equity investments (“PEIs”), venture capital securities, securities acquired for various debt and regulatory requirements, bank-owned life insurance (“BOLI”), and certain other noninterest-bearing investments. See Note 3 for further information.
Certain PEIs and venture capital securities are accounted for under the equity method of accounting when we can exercise significant influence over the investee's operating and financial policies. Equity investments in PEIs that do not grant significant influence are reported at fair value, unless a readily determinable fair value in unavailable. In such cases, we have elected to measure PEIs at cost, less impairment (if any), plus or minus observable price changes from identical or similar investments of the same issuer, referred to as the “measurement alternative.” Periodic impairment reviews are conducted by comparing carrying values with fair value estimates. Changes in fair value, impairment losses, and gains and losses from sales are included in “Securities gains (losses), net” on the consolidated statement of income.
BOLI is accounted for at fair value based on the cash surrender values (“CSVs”) of the general account insurance policies.
Business Combinations
Business combinations are accounted for under the acquisition method of accounting. Upon initially obtaining control, we recognize 100% of all acquired assets and assumed liabilities, regardless of the ownership percentage. These assets and liabilities are recorded at their estimated fair values, with goodwill recognized when such net fair values are less than the acquisition cost. Certain transaction and restructuring costs are expensed as incurred. Changes to estimated fair values from a business combination are recognized as adjustments to goodwill during the measurement period, which cannot exceed one year from the acquisition date. The results of operations of acquired businesses are included on our consolidated statement of income from the date of acquisition.
Other Real Estate Owned
Other real estate owned (“OREO”) consists primarily of commercial and residential real estate acquired in partial or full satisfaction of loan obligations. These properties are initially recorded at fair value, less estimated selling costs, based on recent property appraisals at the time of transfer. Subsequently, they are recorded at the lower of cost or fair value, less estimated selling costs.
Significant Accounting Policies
The following schedule references other significant accounting policies and the Note and page where a description of each policy can be found:

Fair value	Note 3	page 98	Goodwill and other intangible assets	Note 10	page 133
Offsetting assets and liabilities	Note 4	page 104	Long-term debt	Note 13	page 135
Investment securities	Note 5	page 104	Commitments, guarantees, contingent liabilities, and related parties	Note 16	page 140
Loans and allowance for credit losses	Note 6	page 109	Revenue from contracts with customers	Note 17	page 142
Derivative instruments and hedging activities	Note 7	page 125	Share-based compensation	Note 19	page 145
Leases	Note 8	page 131	Income taxes	Note 20	page 148
Premises, equipment, and software	Note 9	page 132	Net earnings per common share	Note 21	page 150

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
2.    RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Effective date	Effect on the financial statements or other significant matters

Standards not yet adopted by the Bank as of December 31, 2024

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This accounting standards update (“ASU”) requires additional detailed information to improve the usefulness of income tax disclosures. This includes providing detailed annual disclosures on rate reconciliation and income taxes paid for specific categories and when certain quantitative thresholds are met.	January 1, 2025	The overall effect of this standard is not expected to have a material impact on our financial statements.

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)
This ASU requires additional disclosures of certain costs and expenses in both interim and annual reporting periods, including:
•Amounts of employee compensation, depreciation, and intangible asset amortization included in certain expense lines presented on the face of the income statement within continuing operations.
•A qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
•The Bank's definition and amount of selling costs.
		Annual periods beginning January 1, 2027; Interim periods beginning January 1, 2028	We are evaluating the new disclosure requirements. The overall effect of this standard is not expected to have a material impact on our financial statements.

Standards adopted by the Bank in 2024

ASU 2023-02,
Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force)
This ASU expands the optional application of the proportional amortization method (“PAM”), which was previously limited to investments in low-income housing tax credit (“LIHTC”) structures. It now includes any eligible equity investments primarily made to receive income tax credits and other tax benefits, provided certain criteria are met. Under PAM, the investment cost is amortized in proportion to the income tax credits and other income tax benefits received. The amortization of the investment and the income tax credits are presented net on the consolidated statement of income as a component of income tax expense (benefit).

	This ASU allows for an accounting policy election to apply PAM on a tax-credit-program-by-tax-credit-program basis. The ASU also includes additional disclosure requirements for equity investments accounted for using PAM.	January 1, 2024	We adopted the new standard on January 1, 2024. The adoption of this standard did not have a material effect on our financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Standards adopted by the Bank in 2024

ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions
This ASU clarifies that contractual restrictions prohibiting the sale of an equity security are not included in the unit of account of the equity security, and therefore, are not considered when measuring fair value. The amendments specify that the Bank cannot recognize and measure a contractual sale restriction as a separate unit of account. Additionally, the ASU requires further qualitative and quantitative disclosures for equity securities subject to contractual sale restrictions.
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

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
This ASU expands operating segment disclosures and requires all segment disclosures to be reported in both annual and interim periods. The new standard requires disclosure of the following:
•Significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) for reportable segments;
•The title and position of the CODM as well as how the CODM uses the reported measure(s) of profit and loss to assess segment performance; and
•“Other segment items” by reportable segment and a description of its composition.
	Annual periods beginning January 1, 2024; Interim periods beginning January 1, 2025	We adopted the new standard on January 1, 2024. The adoption of this standard did not have a material effect on our financial statements. See Note 22 of the Notes to Consolidated Financial Statements.
3. FAIR VALUE
Fair Value Measurement
We measure many of our assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. To enhance consistency and comparability in fair value measurements, we prioritize valuation inputs following a three-level hierarchy, as described below. We prioritize quoted prices in active markets and minimize reliance on unobservable inputs. When observable market prices are unavailable, fair value is estimated using modeling techniques, employing assumptions that align with those that market participants would consider in pricing the asset or liability. Changes in market conditions may reduce the availability of quoted prices or observable data.
The following fair value hierarchy prioritizes the use of observable inputs over unobservable inputs when measuring the fair value of assets and liabilities:
•Level 1 — Quoted prices in active markets for identical assets or liabilities that we have the ability to access;
•Level 2 — Observable inputs other than Level 1, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in less active markets, observable inputs other than quoted prices used in the valuation of an asset or liability, and inputs derived principally from or corroborated by observable market data through correlation or other means; and
•Level 3 — Unobservable inputs supported by minimal or no market activity for financial instruments whose value is determined by pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
The classification of a fair value measurement within the fair value hierarchy is based on the lowest level input that is significant to the measurement. Market activity is presumed to be orderly in the absence of evidence of forced or

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
disorderly sales. Applicable accounting guidance precludes the use of blockage factors or liquidity adjustments due to the quantity of securities held by the Bank.
We measure certain assets and liabilities at fair value on a recurring basis when fair value is the primary measure for accounting. Fair value is also used on a nonrecurring basis for certain assets or liabilities to determine any impairment, apply lower of cost or fair value accounting, or for disclosure purposes of certain financial instruments.
Fair Value Policies and Procedures
We have established various policies, processes, and controls to ensure that fair values are reasonably estimated, reviewed, and approved for use. Our Securities Valuation Committee, comprised of executive management, reviews and approves the key components of fair value measurements on a quarterly basis, including critical valuation assumptions for Level 3 measurements. Our Model Risk Management Group conducts model validations, including internal models, and sets policies and procedures for revalidation, including the timing of revalidation.
Third-party Service Providers
We utilize a third-party pricing service to measure fair value of substantially all of our Level 2 available-for-sale (“AFS”) securities. Fair value measurements for other Level 2 AFS securities generally rely on inputs corroborated by market data and include discounted cash flow analyses.
For Level 2 securities, the third-party pricing service provides ongoing documentation that includes market data, detailed pricing information and market reference data. This documentation includes benchmark yields, reported trades, broker-dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data from the vendor trading platform. We regularly review, test, and validate this information.
The following describes the hierarchy designations, valuation methodologies, and key inputs used to measure fair value on a recurring basis for designated financial instruments:
Trading securities
Trading securities are measured using observable market inputs and are classified in Level 1 and Level 2.
Available-for-Sale investment securities
•U.S. Treasury, Agencies and Corporations — U.S. Treasury securities measured using quoted market prices are classified in Level 1. U.S. agency and corporate securities measured using observable market inputs are classified in Level 2.
•Municipal Securities — Municipal securities are measured using observable market inputs and are classified in Level 2.
•Other Debt Securities — Other debt securities are measured using quoted prices for similar securities and are classified in Level 2.
Loans held for sale
We have elected the fair value option for certain commercial real estate (“CRE”) loans designated for sale to a third-party conduit for securitization. These loans are measured at fair value using observable market prices for mortgage-backed securities with similar collateral, and are therefore generally classified in Level 2. The valuation of these loans incorporates adjustments for differences between the securities and the underlying loans, considering factors such as credit quality, portfolio composition, and liquidity.
Bank-owned Life Insurance
BOLI is measured according to the CSV of the insurance policies. Nearly all policies are general account policies with CSVs based on our claims on the assets of the insurance companies. The insurance companies’ investments predominantly include fixed-income securities, such as investment-grade corporate bonds and various types of mortgage instruments. Management regularly reviews the performance of its BOLI investments, including concentrations among insurance providers, and classifies BOLI balances in Level 2 in the fair value hierarchy.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Private Equity Investments
PEIs measured at fair value on a recurring basis are generally classified in Level 3 due to the inclusion of unobservable inputs in their valuation. Key assumptions and considerations include current and projected financial performance, recent financing activities, economic and market conditions, market comparable companies, market liquidity, and other relevant factors. The majority of these PEIs are held in our Small Business Investment Company (“SBIC”) and consist of early-stage venture investments. These investments are reviewed at least quarterly by the Securities Valuation Committee and whenever a new round of financing occurs. Some of these investments may be valued using multiples of operating performance. Occasionally, PEIs may become publicly traded and are then measured in Level 1. Certain restrictions may apply to the redemption of these investments.
Agriculture Loan Servicing
We service agriculture loans approved and funded by the Federal Agricultural Mortgage Corporation (“FAMC”) under an agreement for the loans it owns. The servicing assets are measured at fair value, representing our projection of the present value of net future servicing cash flows. Due to the inclusion of unobservable inputs in these measurements, these assets are classified in Level 3.
Deferred Compensation Plan Assets
Invested assets in the deferred compensation plan consist of shares of registered investment companies. These mutual funds are valued using quoted market prices, representing the net asset value (“NAV”) of shares held by the plan at the end of the period. Consequently, these assets are classified in Level 1.
Derivatives
Exchange-traded derivatives, such as foreign currency exchange contracts, are generally classified in Level 1 due to their trading in active markets. Conversely, over-the-counter derivatives, which primarily include interest rate swaps, forwards, options, and purchased credit default swaps, are generally classified in Level 2. This classification arises because their fair values are derived from third-party services that utilize observable market inputs. These inputs include yield curves, foreign exchange rates, commodity prices, option volatility, counterparty credit risk, and other related data. Valuations incorporate credit valuation adjustments (“CVAs”) to account for nonperformance risk associated with both our counterparties and us. CVAs are generally determined by applying a credit spread to the total expected exposure, net of any collateral, of the derivative.
Securities Sold, Not Yet Purchased
Securities sold, not yet purchased, are included in “Federal funds and other short-term borrowings” on the consolidated balance sheet. They are measured using quoted market prices and are generally classified in Level 1. In cases where market prices for identical securities are unavailable, quoted prices for similar securities are utilized, with the related balances classified in Level 2.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Fair Value Hierarchy
The following schedule presents assets and liabilities measured at fair value on a recurring basis:

	December 31, 2024
(In millions)	Level 1	Level 2	Level 3	Total
ASSETS
Trading securities	$—	$35	$—	$35
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	662	7,300		7,962
Municipal securities		1,108		1,108
Other debt securities		25		25
Total available-for-sale	662	8,433	—	9,095
Loans held for sale		25		25
Other noninterest-bearing investments:
Bank-owned life insurance		562		562
Private equity investments [1]	3		105	108
Other assets:
Agriculture loan servicing			20	20
Deferred compensation plan assets	149			149
Derivatives		446		446
Total assets	$814	$9,501	$125	$10,440
LIABILITIES
Fed funds and other short-term borrowings:
Securities sold, not yet purchased	$21	$—	$—	$21
Other liabilities:
Derivatives		350		350
Total liabilities	$21	$350	$—	$371

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3	Total
ASSETS
Trading securities	$—	$48	$—	$48
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	492	8,467		8,959
Municipal securities		1,318		1,318
Other debt securities		23		23
Total available-for-sale	492	9,808	—	10,300
Loans held for sale		43		43
Other noninterest-bearing investments:
Bank-owned life insurance		553		553
Private equity investments [1]	3		92	95
Other assets:
Agriculture loan servicing			19	19
Deferred compensation plan assets	124			124
Derivatives		420		420
Total assets	$619	$10,872	$111	$11,602
LIABILITIES
Fed funds and other short-term borrowings:
Securities sold, not yet purchased	$65	$—	$—	$65
Other liabilities:
Derivatives		333		333
Total liabilities	$65	$333	$—	$398
1 The level 1 PEIs generally relate to the portion of our SBIC investments and other similar investments that are publicly traded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Fair Value Option for Certain Loans Held for Sale
We have elected the fair value option for certain commercial real estate loans designated for sale to a third-party conduit for securitization and hedged with derivative instruments. This election mitigates the accounting volatility that would otherwise arise from the asymmetry of accounting for loans held for sale at the lower of cost or fair value and derivatives at fair value, without the complexity of applying hedge accounting. These loans are included in “Loans held for sale” on the consolidated balance sheet. Associated fair value gains and losses are included in “Capital markets fees” on the consolidated statement of income, while accrued interest is included in “Interest and fees on loans.”
At December 31, 2024 and 2023, we had $25 million and $43 million of loans measured at fair value, with an unpaid principal balance of $26 million and $43 million, respectively. During 2024 and 2023, we recognized approximately $14 million and $4 million of net gains from loan sales and valuation adjustments of loans measured at fair value and the associated derivatives, respectively.
Level 3 Valuations
Roll-forward of Level 3 Fair Value Measurements
The following schedule presents a roll-forward of assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	December 31, 2024		December 31, 2023		December 31, 2022
(In millions)	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing

Balance at beginning of year	$92	$19	$81	$14	$66	$12
Unrealized securities gains (losses), net	9	—	(2)	—	3	—
Other noninterest income	—	1	—	5	—	2
Purchases	11	—	14	—	16	—
Cost of investments sold	(7)	—	(1)	—	(3)	—
Redemptions and paydowns	—	—	—	—	—	—
Transfers out	—	—	—	—	(1)	—
Balance at end of year	$105	$20	$92	$19	$81	$14
The roll-forward of Level 3 instruments includes the following realized gains and losses recognized in “Securities gains (losses), net” on the consolidated statement of income for the periods presented:

(In millions)	Year Ended December 31,
	2024	2023	2022

Securities gains (losses), net	$1	$(1)	$(2)
Nonrecurring Fair Value Measurements
Certain assets and liabilities may be measured at fair value on a nonrecurring basis. These include impaired loans measured at the fair value of the underlying collateral, OREO, and equity investments without readily determinable fair values. Nonrecurring fair value adjustments generally include changes in value resulting from observable price changes for equity investments without readily determinable fair values, write-downs of individual assets, or the application of lower of cost or fair value accounting.
Collateral-dependent loans were measured at the lower of amortized cost or the fair value of the collateral. OREO was initially measured at fair value based on collateral appraisals at the time of transfer and subsequently at the lower of cost or fair value (less any selling costs). The fair value measurement for collateral-dependent loans and OREO was based on third-party appraisals utilizing one or more valuation techniques (income, market, and cost approaches). Adjustments to calculated fair values were made based on recently completed and validated third-party appraisals, third-party appraisal services, automated valuation services, or our informed judgment. Automated valuation services, which use models based on market, economic, and demographic values, may be primarily used

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
for residential properties when values from any of the previous methods were not available within 90 days of the balance sheet date. At December 31, 2024, we had no collateral-dependent loans marked to fair value, and during 2024, we recognized no losses from fair value changes related to these loans.
Fair Value of Certain Financial Instruments
The following schedule presents the carrying values and estimated fair values of certain financial instruments:

	December 31, 2024			December 31, 2023
(In millions)	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Financial assets:
Held-to-maturity investment securities	$9,669	$9,382	2	$10,382	$10,466	2
Loans and leases (including loans held for sale), net of allowance	58,788	57,130	3	57,148	54,832	3
Financial liabilities:
Time deposits	11,482	11,468	2	9,996	9,964	2
Long-term debt	950	950	2	542	494	2
The preceding schedule excludes certain financial instruments recorded at fair value on a recurring basis, as well as certain financial assets and liabilities for which the carrying value approximates fair value. These include cash and due from banks, money market investments, demand, savings, and money market deposits, federal funds purchased and other short-term borrowings, and security repurchase agreements. The estimated fair value of demand, savings, and money market deposits is the amount payable on demand at the reporting date. Carrying value is used because these accounts have no stated maturity, customers can withdraw funds immediately, and there is generally negligible credit risk. Instruments for which carrying value approximates fair value are generally classified in Level 2 in the fair value hierarchy, as their pricing is largely based on observable market inputs. Time and foreign deposits are measured at fair value by discounting future cash flows using the applicable yield curve to the given maturity dates. Long-term debt is measured at fair value based on actual market trades (i.e., an asset value) when available, or by discounting cash flows to maturity using the applicable yield curve adjusted for credit spreads.
For loans measured at amortized cost, fair value is estimated for disclosure purposes by discounting future cash flows using the applicable yield curve, adjusted by a factor derived from analyzing recent loan originations and incorporating a liquidity premium inherent in the loan. These future cash flows are then reduced by the estimated aggregate credit losses over the life of the loan portfolio. The fair value for held-to-maturity (“HTM”) securities is estimated using a third-party pricing service or an internal model, which utilizes observable market yields as inputs.
These fair value disclosures represent our best estimates based on relevant market information and judgments regarding current economic conditions, future expected loss experience, risk characteristics of the various instruments, and other factors. These estimates are inherently subjective, involve uncertainties and significant judgment, and cannot be determined with precision. Changes in methodologies and assumptions would significantly affect these estimates.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
4.    OFFSETTING ASSETS AND LIABILITIES
The following schedule presents gross and net information for selected financial instruments on the balance sheet:

	December 31, 2024
(In millions)				Gross amounts not offset on the balance sheet
Description	Gross amounts recognized	Gross amounts offset on the balance sheet	Net amounts presented on the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$1,453	$—	$1,453	$—	$—	$1,453
Derivatives (included in Other assets)	446	—	446	(19)	(404)	23
Total assets	$1,899	$—	$1,899	$(19)	$(404)	$1,476
Liabilities:
Federal funds and other short-term borrowings	$3,832	$—	$3,832	$—	$—	$3,832
Derivatives (included in Other liabilities)	350	—	350	(19)	(3)	328
Total liabilities	$4,182	$—	$4,182	$(19)	$(3)	$4,160

	December 31, 2023
(In millions)				Gross amounts not offset on the balance sheet
Description	Gross amounts recognized	Gross amounts offset on the balance sheet	Net amounts presented on the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$1,170	$(233)	$937	$—	$—	$937
Derivatives (included in Other assets)	420	—	420	(31)	(357)	32
Total assets	$1,590	$(233)	$1,357	$(31)	$(357)	$969
Liabilities:
Federal funds and other short-term borrowings	$4,612	$(233)	$4,379	$—	$—	$4,379
Derivatives (included in Other liabilities)	333	—	333	(31)	(1)	301
Total liabilities	$4,945	$(233)	$4,712	$(31)	$(1)	$4,680
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
5.    INVESTMENT SECURITIES
Investment Securities
We classify our investment securities as either available-for-sale (“AFS”) or held-to-maturity (“HTM”), according to their purpose and holding period. Gains or losses on the sale of investment securities are recognized using the specific identification method and are recorded in noninterest income.
AFS securities are measured at fair value and consist of debt securities used to manage liquidity and interest rate risk and to generate interest income. Unrealized gains and losses from AFS securities, after applicable taxes, are recorded as a component of other comprehensive income (“OCI”).

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. The amortized cost represents the original investment cost, adjusted for related amortization or accretion of any purchase premiums or discounts, and for any impairment losses, including credit-related impairment.
The carrying values of our investment securities do not include accrued interest receivables of $60 million and $65 million at December 31, 2024, and 2023, respectively. These receivables are included in “Other assets” on the consolidated balance sheet. The purchase premiums for callable debt securities classified as AFS or HTM are amortized into interest income at an effective yield to the earliest call date. The purchase premiums and discounts for all other AFS and HTM securities are recorded as interest income over the contractual life of the security using the effective yield method. As principal prepayments are received on securities, a proportionate amount of the related premium or discount is recognized in income so that the effective yield on the remaining portion of the security continues unchanged. See Note 3 for more information about the process to estimate fair value for investment securities.
When a security is transferred from AFS to HTM, the difference between its amortized cost basis and fair value at the date of transfer is amortized as a yield adjustment through interest income. The fair value at the date of transfer results in either a premium or discount to the amortized cost basis of the HTM securities. The amortization of unrealized gains or losses reported in accumulated other comprehensive income (“AOCI”) will offset the effect of the amortization of the premium or discount in interest income created by the transfer. The discount associated with securities previously transferred from AFS to HTM was $1.8 billion ($1.4 billion after tax) at December 31, 2024, compared with $2.1 billion ($1.5 billion after tax) at December 31, 2023.
The following schedule presents the amortized cost and estimated fair values of our AFS and HTM securities:

	December 31, 2024
(In millions)	Amortized cost	Gross unrealized gains [1]	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$781	$—	$119	$662
U.S. Government agencies and corporations:
Agency securities	441	—	26	415
Agency guaranteed mortgage-backed securities	7,713	1	1,263	6,451
Small Business Administration loan-backed securities	455	—	21	434
Municipal securities	1,186	—	78	1,108
Other debt securities	25	—	—	25
Total available-for-sale	10,601	1	1,507	9,095
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	148	—	8	140
Agency guaranteed mortgage-backed securities	9,202	2	263	8,941
Municipal securities	319	—	18	301
Total held-to-maturity	9,669	2	289	9,382
Total investment securities	$20,270	$3	$1,796	$18,477

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2023
(In millions)	Amortized cost	Gross unrealized gains [1]	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$585	$—	$93	$492
U.S. Government agencies and corporations:
Agency securities	663	—	33	630
Agency guaranteed mortgage-backed securities	8,530	—	1,239	7,291
Small Business Administration loan-backed securities	571	—	25	546
Municipal securities	1,385	—	67	1,318
Other debt securities	25	—	2	23
Total available-for-sale	11,759	—	1,459	10,300
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	93	—	6	87
Agency guaranteed mortgage-backed securities	9,935	156	50	10,041
Municipal securities	354	—	16	338
Total held-to-maturity	10,382	156	72	10,466
Total investment securities	$22,141	$156	$1,531	$20,766
1 Gross unrealized gains for the respective AFS security categories were individually less than $1 million.
Maturities
The following schedule presents the amortized cost and weighted average yields of debt securities by remaining contractual maturity of principal payments at December 31, 2024. It does not incorporate interest rate resets and fair value hedges. The remaining contractual principal maturities do not reflect the duration of the portfolio, which includes amortization and expected prepayments; these effects result in measured durations shorter than contractual maturities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
	Total debt securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollar amounts in millions)	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
Available-for-sale
U.S. Treasury securities	$781	3.28%	$179	4.41%	$101	4.00%	$100	4.23%	$401	2.35%
U.S. Government agencies and corporations:
Agency securities	441	3.09	74	2.99	44	3.83	195	2.92	128	3.14
Agency guaranteed mortgage-backed securities	7,713	2.02	18	1.25	105	2.04	1,390	2.09	6,200	2.00
Small Business Administration loan-backed securities	455	4.78	1	7.46	13	5.74	122	3.91	319	5.07
Municipal securities [1]	1,186	2.27	176	3.27	315	2.53	674	1.89	21	2.30
Other debt securities	25	8.34	—	—	10	9.51	—	—	15	7.56
Total available-for-sale securities	10,601	2.32	448	3.61	588	2.98	2,481	2.28	7,084	2.20
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	148	4.18	—	—	—	—	—	—	148	4.18
Agency guaranteed mortgage-backed securities	9,202	1.84	—	—	—	—	41	1.89	9,161	1.84
Municipal securities [1]	319	3.22	34	3.49	132	2.93	140	3.32	13	4.25
Total held-to-maturity securities	9,669	1.92	34	3.49	132	2.93	181	3.00	9,322	1.88
Total investment securities	$20,270	2.13	$482	3.60	$720	2.97	$2,662	2.33	$16,406	2.02
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.
The following schedule presents gross unrealized losses for AFS securities and the estimated fair value, categorized by the length of time the securities have been in an unrealized loss position:

	December 31, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$3	$198	$116	$285	$119	$483
U.S. Government agencies and corporations:
Agency securities	—	3	26	403	26	406
Agency guaranteed mortgage-backed securities	—	86	1,263	6,171	1,263	6,257
Small Business Administration loan-backed securities	—	35	21	387	21	422
Municipal securities	—	68	78	984	78	1,052
Other	—	—	—	—	—	—
Total available-for-sale investment securities	$3	$390	$1,504	$8,230	$1,507	$8,620

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2023
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$—	$—	$93	$308	$93	$308
U.S. Government agencies and corporations:
Agency securities	—	5	33	605	33	610
Agency guaranteed mortgage-backed securities	71	312	1,168	6,902	1,239	7,214
Small Business Administration loan-backed securities	—	4	25	484	25	488
Municipal securities	2	229	65	1,061	67	1,290
Other	—	—	2	13	2	13
Total available-for-sale investment securities	$73	$550	$1,386	$9,373	$1,459	$9,923
At December 31, 2024, and 2023, approximately 2,534 and 2,998 AFS investment securities were in an unrealized loss position, respectively.
Impairment
On a quarterly basis, we review our investment securities portfolio for the presence of impairment on an individual security basis. For AFS securities, when the fair value of a debt security is less than its amortized cost basis at the balance sheet date, we assess for credit impairment. When determining if the fair value of an investment is less than the amortized cost basis, we exclude accrued interest from the amortized cost basis of the investment. If we intend to sell an identified security, or if it is more likely than not we will be required to sell the security before recovering its amortized cost basis, we write the amortized cost down to the security’s fair value at the reporting date through earnings.
If we have the intent and ability to hold the securities, we determine whether any impairment is attributable to credit-related factors. We analyze certain factors, primarily internal and external credit ratings, to determine if the decline in fair value below the amortized cost basis results from a credit loss or other factors. If a credit impairment is identified, we measure the amount of credit loss and recognize an allowance for it.
To measure the credit loss, we generally compare the present value of expected cash flows from the security to its amortized cost basis. These cash flows are adjusted for credit using assumptions for default probability and loss severity, among other factors. Additional inputs, such as prepayment rate assumptions, are also utilized, and certain internal models may be employed. To determine the credit-related portion of impairment, we use the security-specific effective interest rate to estimate the present value of cash flows. If the present value of cash flows is less than the amortized cost basis of the security, this amount is recorded as an allowance for credit loss, limited to the amount by which the fair value is less than the amortized cost basis (i.e., the credit impairment cannot result in the security being carried at an amount lower than its fair value).
The assumptions used to estimate expected cash flows depend on the asset class, structure, and credit rating of the security. Declines in fair value not recorded in the allowance are recorded in other comprehensive income, net of applicable taxes. The process, methodology, and factors considered to evaluate securities for impairment are described below. See also Note 3 for additional information regarding the measurement of our investment securities at fair value.
AFS Impairment
We did not recognize any impairment on our AFS investment securities portfolio during 2024 and 2023. Unrealized losses primarily relate to higher interest rates subsequent to the purchase of securities and are not attributable to credit. Therefore, absent any future sales, we expect to receive the full principal value at maturity. At December 31, 2024, we had not initiated any sales of AFS securities, nor did we have an intent to sell any identified securities with unrealized losses. We do not believe it is more likely than not that we would be required to sell such securities before recovering their amortized cost basis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
HTM Impairment
For HTM securities, the allowance for credit losses (“ACL”) is assessed consistent with the approach described in Note 6 for loans and leases measured at amortized cost. At December 31, 2024, the ACL on HTM securities was less than $1 million, all HTM securities were risk-graded as “Pass” in terms of credit quality, and none were considered past due.

Investment Securities Gains and Losses Recognized in Income
The following schedule presents investment securities gains and losses recognized in income:

	2024		2023		2022
(In millions)	Gross gains	Gross losses	Gross gains	Gross losses	Gross gains	Gross losses

Available-for-sale	$—	$—	$72	$72	$—	$—
The following schedule presents interest income categorized by investment security type:

(In millions)	2024			2023			2022
	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total

Available-for-sale	$294	$31	$325	$291	$31	$322	$411	$40	$451
Held-to-maturity	218	4	222	236	3	239	42	4	46
Total investment securities	$512	$35	$547	$527	$34	$561	$453	$44	$497
6.    LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
At the time of origination, loans are classified as either held for investment or held for sale based on our intended purpose. We may subsequently change our intent for a loan or group of loans and reclassify them accordingly. Loans held for sale are carried at the lower of cost or fair value. A valuation allowance is recorded when cost exceeds fair value, based on reviews at the time of reclassification and periodically thereafter. Associated gains and losses are calculated based on the difference between sales proceeds and carrying value, and are included in “Loan-related fees and income” on the consolidated statement of income.
In the ordinary course of business, we may syndicate portions of loans or transfer portions of loans under participation agreements to manage credit risk and portfolio concentration. We evaluate loan participations to ensure they comply with the relevant accounting guidance to qualify as sales.
We elect the fair value option for certain CRE loans designated for sale or securitization and are hedged with derivative instruments, as described further in Note 3. Gains and losses on the sale of these loans are included in “Capital markets fees” on the consolidated statement of income.
The following schedule presents our loan and lease portfolio according to major portfolio segment and specific class:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31,
(In millions)	2024	2023

Loans held for sale	$74	$53
Commercial:
Commercial and industrial	$16,891	$16,684
Leasing	377	383
Owner-occupied	9,333	9,219
Municipal	4,364	4,302
Total commercial	30,965	30,588
Commercial real estate:
Construction and land development	2,774	2,669
Term	10,703	10,702
Total commercial real estate	13,477	13,371
Consumer:
Home equity credit line	3,641	3,356
1-4 family residential	9,939	8,415
Construction and other consumer real estate	810	1,442
Bankcard and other revolving plans	457	474
Other	121	133
Total consumer	14,968	13,820
Total loans and leases	$59,410	$57,779
Loans and leases classified as held for investment are measured and presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $43 million and $37 million at December 31, 2024, and December 31, 2023, respectively. These unamortized amounts are amortized into interest income over the life of the loan using the interest method. The amortized cost basis of the loans does not include accrued interest receivables of $281 million and $299 million at December 31, 2024, and December 31, 2023, respectively. These receivables are included in “Other assets” on the consolidated balance sheet.
Municipal loans generally include loans to state and local governments (“municipalities”), with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio totaled $260 million at December 31, 2024 and $219 million at December 31, 2023.
Loans with a carrying value of approximately $40.4 billion at December 31, 2024, and $36.3 billion at December 31, 2023, have been pledged at the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Des Moines as collateral for current and potential borrowings.
Loans held for sale are measured individually at fair value or the lower of cost or fair value and primarily consist of CRE loans sold into securitization entities and conforming residential mortgages generally sold to U.S. government agencies. The following schedule presents loans added to, or sold from, the held for sale category during the periods presented:

	Twelve Months Ended December 31,
(In millions)	2024	2023

Loans added to held for sale	$922	$678
Loans sold from held for sale	899	632
Occasionally, we retain continuing involvement in sold loans through servicing rights or guarantees. The principal balance of sold loans for which we have retained servicing was approximately $615 million at December 31, 2024,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
and $431 million at December 31, 2023. Income from loans sold, excluding servicing, was $8 million in 2024, $16 million in 2023, and $14 million in 2022.
Allowance for Credit Losses
We evaluate loans throughout their lifecycle for indications of credit deterioration, which may affect the loan status, risk grading, and potentially the accounting for that loan. Loan status categories include accruing or nonaccruing, past due as to contractual payments, and modified. The ACL, which consists of the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”), represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. The ACL for AFS and HTM debt securities is estimated separately from loans. For HTM securities, the ACL is estimated consistent with the approach for loans carried at amortized cost. See Note 5 for further discussion on our assessment of expected credit losses on AFS securities and disclosures related to AFS and HTM securities.
The ACL is calculated using the loan’s amortized cost basis, which includes the principal balance, net of unamortized premiums, discounts, and deferred fees and costs. We do not estimate the ACL for accrued interest receivables, as we reverse or write off uncollectible accrued interest receivable balances in a timely manner, generally within one month.
The methodologies we use to estimate the ACL depend on various factors, including the type of loan, the age and contractual term of the loan, expected payments (both contractual and estimated prepayments), credit quality indicators, economic forecasts, and the evaluation method (whether individually or collectively evaluated). Loan extensions or renewals are not considered in the ACL unless they are included in the original or modified loan contract and are not unconditionally cancellable.
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
We establish the amount of the ACL by analyzing the portfolio at least quarterly, and we adjust the provision for loan losses and unfunded lending commitments to ensure the ACL is at an appropriate level at the balance sheet date. The ACL is determined based on our review of loans with similar risk characteristics, which are evaluated on a collective basis, as well as loans without similar risk characteristics, which are evaluated on an individual basis.
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
We estimate current expected credit losses for each loan by considering historical credit loss experience, current conditions, and reasonable and supportable forecasts about the future. We use the following two types of credit loss estimation models:
•Econometric loss models, which rely on statistical analyses of our historical loss experience, dependent on economic factors and other loan-level characteristics. Statistically relevant economic factors vary depending on the type of loan, but include variables such as unemployment, real estate price indices, energy prices, and gross domestic product (“GDP”). The models use multiple economic scenarios that reflect optimistic, baseline, and stressed economic conditions. The results derived using these economic scenarios are weighted to produce the credit loss estimate. Management may adjust the weights to reflect their assessment of current conditions and reasonable and supportable forecasts.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•Loss models based on our long-term average historical credit loss experience since 2008, which rely on statistical analyses of our historical loss experience, dependent upon loan-level characteristics.
Credit loss estimates for the first 12 months of a loan’s remaining life are derived using econometric loss models. Over a subsequent 12-month reversion period, we blend the estimated credit losses from the two model types on a straight-line basis. For the remaining life of the loan, the estimated credit losses are derived from the long-term average historical credit loss models.
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
When we base the specific reserve on the fair value of the loan’s underlying collateral, we generally charge off the portion of the balance that exceeds the fair value. For these loans, subsequent to the charge-off, if the fair value of the loan’s underlying collateral increases according to an updated appraisal, we establish a negative reserve up to the lesser of the amount of the charge-off or the updated fair value.
The methodologies described previously generally rely on historical loss information to help determine the quantitative portion of the ACL. We also consider other qualitative and environmental factors related to current conditions and reasonable and supportable forecasts that may indicate current expected credit losses could differ from the historical information reflected in our quantitative models. Thus, after applying historical loss experience, we review the quantitative portion of ACL for each portfolio segment. We then monitor various qualitative risk factors that influence our judgment regarding the level of the ACL across the portfolio segments. These factors primarily include:
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
The magnitude of the impact of these factors on our qualitative assessment of the ACL changes from quarter to quarter based on management's assessment of these factors, the extent to which these factors are already reflected in quantitative loss estimates, and the extent to which changes in these factors diverge from one to another. We also consider the uncertainty and imprecision inherent in the estimation process when evaluating the ACL.
Off-balance Sheet Credit Exposures
We estimate current expected credit losses for off-balance sheet loan commitments, including letters of credit that are not unconditionally cancellable. This estimate uses the same procedures and methodologies described previously for loans and is calculated as the difference between the estimated current expected credit loss and the funded balance, if greater than zero.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Changes in the Allowance for Credit Losses
The following schedule presents a roll forward of the ACL categorized by loan portfolio segment:

	December 31, 2024
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan and lease losses
Balance at beginning of year	$302	$241	$141	$684
Provision for loan losses	51	67	(46)	72
Gross loan and lease charge-offs	68	11	12	91
Recoveries	23	3	5	31
Net loan and lease charge-offs (recoveries)	45	8	7	60
Balance at end of year	$308	$300	$88	$696
Reserve for unfunded lending commitments
Balance at beginning of year	$19	$17	$9	$45
Provision for unfunded lending commitments	7	(6)	(1)	—
Balance at end of year	$26	$11	$8	$45
Total allowance for credit losses
Allowance for loan and lease losses	$308	$300	$88	$696
Reserve for unfunded lending commitments	26	11	8	45
Total allowance for credit losses	$334	$311	$96	$741

	December 31, 2023
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan and lease losses
Balance at beginning of year	$300	$152	$120	$572
Provision for loan losses	27	92	29	148
Gross loan and lease charge-offs	45	3	14	62
Recoveries	20	—	6	26
Net loan and lease charge-offs (recoveries)	25	3	8	36
Balance at end of year	$302	$241	$141	$684
Reserve for unfunded lending commitments
Balance at beginning of year	$16	$33	$12	$61
Provision for unfunded lending commitments	3	(16)	(3)	(16)
Balance at end of year	$19	$17	$9	$45
Total allowance for credit losses
Allowance for loan and lease losses	$302	$241	$141	$684
Reserve for unfunded lending commitments	19	17	9	45
Total allowance for credit losses	$321	$258	$150	$729
Nonaccrual Loans
Loans are generally placed on nonaccrual when payment in full of principal and interest is not expected, or the loan is 90 days or more past due on principal or interest, unless it is both well secured and in the process of collection. The determination to place a loan on nonaccrual status considers factors such as delinquency status, collateral value, financial statements of the borrower or guarantor, bankruptcy status, and other indicators that suggest uncertainty in the full and timely collection of principal and interest.
A nonaccrual loan may be restored to accrual status when the following conditions are met: (1) all delinquent principal and interest are brought current in accordance with the loan agreement; (2) the loan, if secured, is well secured; (3) the borrower has made payments according to the contractual terms for a minimum of six months; and

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
(4) an analysis of the borrower indicates a reasonable assurance of their ability and willingness to continue making payments. The following schedule presents the amortized cost basis of loans on nonaccrual:

	December 31, 2024
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Commercial:
Commercial and industrial	$45	$69	$114	$19
Leasing	—	2	2	1
Owner-occupied	18	13	31	1
Municipal	5	6	11	2
Total commercial	68	90	158	23
Commercial real estate:
Term	27	32	59	4
Total commercial real estate	27	32	59	4
Consumer:
Home equity credit line	5	25	30	5
1-4 family residential	12	37	49	4
Bankcard and other revolving plans	—	1	1	1
Total consumer loans	17	63	80	10
Total	$112	$185	$297	$37

	December 31, 2023
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Commercial:
Commercial and industrial	$11	$71	$82	$30
Leasing	—	2	2	1
Owner-occupied	12	8	20	1
Total commercial	23	81	104	32
Commercial real estate:
Construction and land development	22	—	22	—
Term	37	2	39	1
Total commercial real estate	59	2	61	1
Consumer:
Home equity credit line	1	16	17	5
1-4 family residential	8	32	40	5
Total consumer loans	9	48	57	10
Total	$91	$131	$222	$43
For accruing loans, interest is accrued, and interest payments are recognized as interest income in accordance with the contractual loan agreement. For nonaccruing loans, the accrual of interest is discontinued, and any uncollected or accrued interest is promptly reversed from interest income, generally within one month. Payments received on nonaccruing loans are not recognized as interest income, but are applied to reduce the outstanding principal balance. When the collectibility of the amortized cost basis of a nonaccrual loan is no longer in doubt, interest payments may be recognized as interest income on a cash basis. During 2024 and 2023, no interest income was recognized on a cash basis while the loans were on nonaccrual.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the amount of accrued interest receivables reversed from interest income categorized by loan portfolio segment during the periods presented:

	Twelve Months Ended December 31,
(In millions)	2024	2023	2022

Commercial	$16	$10	$12
Commercial real estate	5	3	1
Consumer	4	2	—
Total	$25	$15	$13
Past Due Loans
Closed-end loans with monthly payments are reported as past due when the borrower is in arrears for two or more monthly payments. Similarly, open-end credits, such as bankcard and other revolving credit plans, are reported as past due when the minimum payment has not been made for two or more billing cycles. Other multi-payment obligations (e.g., quarterly, semi-annual), single payment, and demand notes are reported as past due when either principal or interest is due and unpaid for 30 days or more.
The following schedules present loans categorized by their past-due or delinquency status:

	December 31, 2024
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$16,857	$20	$14	$34	$16,891	$1	$98
Leasing	377	—	—	—	377	—	2
Owner-occupied	9,309	10	14	24	9,333	3	16
Municipal	4,348	6	10	16	4,364	10	11
Total commercial	30,891	36	38	74	30,965	14	127
Commercial real estate:
Construction and land development	2,774	—	—	—	2,774	—	—
Term	10,667	2	34	36	10,703	3	28
Total commercial real estate	13,441	2	34	36	13,477	3	28
Consumer:
Home equity credit line	3,609	20	12	32	3,641	—	13
1-4 family residential	9,896	16	27	43	9,939	—	15
Construction and other consumer real estate	810	—	—	—	810		—
Bankcard and other revolving plans	453	2	2	4	457	1	—
Other	121	—	—	—	121	—	—
Total consumer loans	14,889	38	41	79	14,968	1	28
Total	$59,221	$76	$113	$189	$59,410	$18	$183

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2023
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$16,631	$38	$15	$53	$16,684	$1	$65
Leasing	381	2	—	2	383	—	—
Owner-occupied	9,206	11	2	13	9,219	1	18
Municipal	4,301	1	—	1	4,302	—	—
Total commercial	30,519	52	17	69	30,588	2	83
Commercial real estate:
Construction and land development	2,645	2	22	24	2,669	—	—
Term	10,661	14	27	41	10,702	—	3
Total commercial real estate	13,306	16	49	65	13,371	—	3
Consumer:
Home equity credit line	3,334	17	5	22	3,356	—	9
1-4 family residential	8,375	17	23	40	8,415	—	13
Construction and other consumer real estate	1,442	—	—	—	1,442	—	—
Bankcard and other revolving plans	468	5	1	6	474	1	—
Other	132	1	—	1	133	—	—
Total consumer loans	13,751	40	29	69	13,820	1	22
Total	$57,576	$108	$95	$203	$57,779	$3	$108
1 Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is not expected.
Credit Quality Indicators
In addition to the nonaccrual and past due criteria, we also analyze loans using loan risk-grading systems, which vary based on the size and type of credit risk exposure. The internal risk grades assigned to loans follow our definitions of Pass, Special Mention, Substandard, and Doubtful, which align with published regulatory risk classifications.
Definitions of Pass, Special Mention, Substandard, and Doubtful are summarized as follows:
•Pass — A Pass asset is higher-quality and does not fit any of the other categories described below. The likelihood of loss is considered low.
•Special Mention — A Special Mention asset has potential weaknesses that warrant management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or our credit position at some future date.
•Substandard — A Substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. Assets classified as Substandard have well-defined weaknesses and are characterized by the distinct possibility that we may sustain some loss if deficiencies are not corrected.
•Doubtful — A Doubtful asset has all the weaknesses inherent in a Substandard asset, with the added characteristics that the weaknesses make collection or liquidation in full highly questionable and improbable.
The amount of loans classified as Doubtful totaled $14 million at December 31, 2024. There were no loans classified as Doubtful at December 31, 2023.
For commercial and CRE loans with commitments greater than $1 million, we assign one of multiple grades within the Pass classification or one of the previously described risk classifications. We assess our internal risk grades quarterly, or as soon as we identify information that affects the credit risk of the loan.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
For consumer loans and for commercial and CRE loans with commitments of $1 million or less, we generally assign internal risk grades similar to those previously described based on automated rules that consider refreshed credit scores, payment performance, and other risk indicators. These loans are generally assigned either a Pass, Special Mention, or Substandard grade, and are reviewed as we identify information that might warrant a grade change.
The following schedules present the amortized cost of loans and leases categorized by year of origination and by credit quality classifications as monitored by management:

	December 31, 2024
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Commercial and industrial
Pass	$2,479	$1,951	$1,504	$759	$387	$679	$8,043	$150	$15,952
Special Mention	37	24	47	8	2	34	85	5	242
Accruing Substandard	53	43	200	26	28	21	200	12	583
Nonaccrual	7	13	31	17	1	4	38	3	114
Total commercial and industrial	2,576	2,031	1,782	810	418	738	8,366	170	16,891
Leasing
Pass	109	79	94	26	12	36	—	—	356
Special Mention	—	—	2	—	—	—	—	—	2
Accruing Substandard	1	3	10	2	1	—	—	—	17
Nonaccrual	—	1	1	—	—	—	—	—	2
Total leasing	110	83	107	28	13	36	—	—	377
Owner-occupied
Pass	1,346	907	1,606	1,657	900	2,097	234	47	8,794
Special Mention	38	—	38	31	2	18	18	1	146
Accruing Substandard	23	28	75	66	25	133	7	5	362
Nonaccrual	5	1	4	1	—	15	5	—	31
Total owner-occupied	1,412	936	1,723	1,755	927	2,263	264	53	9,333
Municipal
Pass	604	498	939	960	553	753	—	29	4,336
Special Mention	—		—	—	—	—	—	—	—
Accruing Substandard	10	4	—	—	—	3	—	—	17
Nonaccrual	3	—	—	5	—	3	—	—	11
Total municipal	617	502	939	965	553	759	—	29	4,364
Total commercial	4,715	3,552	4,551	3,558	1,911	3,796	8,630	252	30,965

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial real estate:
Construction and land development
Pass	361	701	445	4	1	9	680	52	2,253
Special Mention	—	22	21	17	—	—	—	25	85
Accruing Substandard	57	52	249	78	—	—	—	—	436
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	418	775	715	99	1	9	680	77	2,774
Term
Pass	1,687	1,198	2,093	1,278	1,053	1,608	254	175	9,346
Special Mention	48	—	87	—	—	5	—	—	140
Accruing Substandard	298	105	443	144	13	102	27	26	1,158
Nonaccrual	—	—	23	—	—	10	—	26	59
Total term	2,033	1,303	2,646	1,422	1,066	1,725	281	227	10,703
Total commercial real estate	2,451	2,078	3,361	1,521	1,067	1,734	961	304	13,477
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	3,506	99	3,605
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	6	—	6
Nonaccrual	—	—	—	—	—	—	22	8	30
Total home equity credit line	—	—	—	—	—	—	3,534	107	3,641
1-4 family residential
Pass	1,062	870	2,959	1,877	925	2,197	—	—	9,890
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	3	8	9	2	27	—	—	49
Total 1-4 family residential	1,062	873	2,967	1,886	927	2,224	—	—	9,939
Construction and other consumer real estate
Pass	157	191	420	34	5	3	—	—	810
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	157	191	420	34	5	3	—	—	810
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	453	1	454
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	456	1	457
Other consumer
Pass	52	35	22	8	2	2	—	—	121
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	52	35	22	8	2	2	—	—	121
Total consumer	1,271	1,099	3,409	1,928	934	2,229	3,990	108	14,968
Total loans	$8,437	$6,729	$11,321	$7,007	$3,912	$7,759	$13,581	$664	$59,410

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2023
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2023	2022	2021	2020	2019	Prior			Total
Commercial:
Commercial and industrial
Pass	$2,654	$2,420	$1,204	$639	$494	$598	$7,973	$151	$16,133
Special Mention	8	98	34	2	20	37	103	—	302
Accruing Substandard	11	18	7	2	19	8	99	3	167
Nonaccrual	5	36	1	2	11	1	21	5	82
Total commercial and industrial	2,678	2,572	1,246	645	544	644	8,196	159	16,684
Leasing
Pass	104	125	47	29	45	18	—	—	368
Special Mention	2	9	1	1	—	—	—	—	13
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	2	—	—	—	—	—	—	2
Total leasing	106	136	48	30	45	18	—	—	383
Owner-occupied
Pass	1,080	1,945	2,020	1,002	721	1,907	212	52	8,939
Special Mention	2	5	17	5	17	15	—	—	61
Accruing Substandard	10	31	29	21	16	90	2	—	199
Nonaccrual	—	1	1	7	3	8	—	—	20
Total owner-occupied	1,092	1,982	2,067	1,035	757	2,020	214	52	9,219
Municipal
Pass	601	1,080	1,069	623	382	512	—	3	4,270
Special Mention	7	—	—	—	—	6	—	—	13
Accruing Substandard	8	—	6	3	1	1	—	—	19
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	616	1,080	1,075	626	383	519	—	3	4,302
Total commercial	4,492	5,770	4,436	2,336	1,729	3,201	8,410	214	30,588
Commercial real estate:
Construction and land development
Pass	553	938	355	56	7	4	518	127	2,558
Special Mention	—	—	29	30	—	—	—	—	59
Accruing Substandard	23	2	—	5	—	—	—	—	30
Nonaccrual	—	—	—	—	21	—	1	—	22
Total construction and land development	576	940	384	91	28	4	519	127	2,669
Term
Pass	1,861	2,385	1,833	1,449	804	1,438	238	110	10,118
Special Mention	55	108	65	78	44	6	—	—	356
Accruing Substandard	79	18	12	16	5	24	—	35	189
Nonaccrual	—	26	—	—	3	10	—	—	39
Total term	1,995	2,537	1,910	1,543	856	1,478	238	145	10,702
Total commercial real estate	2,571	3,477	2,294	1,634	884	1,482	757	272	13,371

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2023
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2023	2022	2021	2020	2019	Prior			Total
Consumer:
Home equity credit line
Pass	—	—	—	—	—	—	3,237	97	3,334
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	4	1	5
Nonaccrual	—	—	—	—	—	—	15	2	17
Total home equity credit line	—	—	—	—	—	—	3,256	100	3,356
1-4 family residential
Pass	814	2,264	1,823	988	594	1,891	—	—	8,374
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	1	—	—	1
Nonaccrual	—	3	3	3	4	27	—	—	40
Total 1-4 family residential	814	2,267	1,826	991	598	1,919	—	—	8,415
Construction and other consumer real estate
Pass	212	1,002	200	15	7	6	—	—	1,442
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	212	1,002	200	15	7	6	—	—	1,442
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	471	1	472
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	—	—	—
Total bankcard and other revolving plans	—	—	—	—	—	—	473	1	474
Other consumer
Pass	66	37	18	6	4	2	—	—	133
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	66	37	18	6	4	2	—	—	133
Total consumer	1,092	3,306	2,044	1,012	609	1,927	3,729	101	13,820
Total loans	$8,155	$12,553	$8,774	$4,982	$3,222	$6,610	$12,896	$587	$57,779

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedules present gross charge-offs categorized by year of loan origination for the periods presented:

	December 31, 2024
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Commercial and industrial	$—	$3	$19	$2	$—	$9	$30	$4	$67
Owner-occupied	—	—	1	—	—	—	—	—	1
Total commercial	—	3	20	2	—	9	30	4	68
Commercial real estate:
Term	—	7	4	—	—	—	—	—	11
Consumer:
Home equity credit line	—	—	—	—	—	—	1	—	1
1-4 family residential	—	—	—	—	—	1	—	—	1
Bankcard and other revolving plans	—	—	—	—	—	—	8	—	8
Other	—	—	—	—	—	2	—	—	2
Total consumer	—	—	—	—	—	3	9	—	12
Total gross charge-offs	$—	$10	$24	$2	$—	$12	$39	$4	$91

	December 31, 2023
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2023	2022	2021	2020	2019	Prior			Total
Commercial:
Commercial and industrial	$1	$10	$6	$—	$—	$2	$24	$2	$45
Commercial real estate:
Construction and land development	—	—	—	—	1	—	—	—	1
Term	—	2	—	—	—	—	—	—	2
Total commercial real estate	—	2	—	—	1	—	—	—	3
Consumer:
Home equity credit line	—	—	—	—	—	—	3	—	3
1-4 family residential	—	—	—	—	—	2	—	—	2
Bankcard and other revolving plans	—	—	—	—	—	—	9	—	9
Total consumer	—	—	—	—	—	2	12	—	14
Total gross charge-offs	$1	$12	$6	$—	$1	$4	$36	$2	$62
Loan Modifications
Loans may be modified in the normal course of business for competitive reasons or to strengthen our collateral position. Modifications may also occur when the borrower experiences financial difficulty and requires temporary or permanent relief from the original contractual terms. For loans modified due to a borrower experiencing financial difficulty, we apply the same credit loss estimation methods used for the rest of the loan portfolio. These methods incorporate the post-modification loan terms, as well as defaults and charge-offs associated with historically modified loans. All nonaccruing loans greater than $1 million are evaluated individually, regardless of the type of modification.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We consider various factors when determining whether to agree to a loan modification, aiming to minimize potential loss while helping the borrower. Our evaluation includes the borrowers’ current and forecasted future cash flows, their ability and willingness to make current contractual or proposed modified payments, the value of the underlying collateral (if applicable), the possibility of obtaining additional sponsors or guarantees, and the potential costs related to a repossession or foreclosure and the subsequent sale of the collateral.
A modified loan on nonaccrual will generally remain on nonaccrual until the borrower has demonstrated the ability to perform under the modified terms for a minimum of six months, and there is evidence that such payments can and are likely to continue as agreed. Performance prior to the modification, or significant events that coincide with the modification, are considered in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual at the time of modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on nonaccrual.
We continuously monitor the performance of all modified loans according to their modified terms. The amortized cost of modified loans that experienced a payment default during the twelve months ended December 31, 2024 and December 31, 2023, and were still in default at period end, and were within 12 months or less of being modified, totaled $1 million and less than $1 million, respectively.
The following schedule presents the amortized cost of loans to borrowers experiencing financial difficulty that were modified during the period, categorized by loan class and modification type:

	Twelve Months Ended December 31, 2024
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$19	$37	$—	$1	$48	$105	0.6%
Owner-occupied	—	12	—	—	—	12	0.1
Municipal	—	11	—	—	—	11	0.3
Total commercial	19	60	—	1	48	128	0.4
Commercial real estate:
Construction and land development	—	18	—	—	25	43	1.6
Term	—	179	—	—	110	289	2.7
Total commercial real estate	—	197	—	—	135	332	2.5
Consumer:
Home equity credit line	—	—	1	—	1	2	0.1
1-4 family residential	—	—	2	—	5	7	0.1
Bankcard and other revolving plans	—	—	—	—	1	1	0.2
Total consumer loans	—	—	3	—	7	10	0.1
Total	$19	$257	$3	$1	$190	$470	0.8

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Twelve Months Ended December 31, 2023
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$46	$—	$1	$—	$47	0.3%
Owner-occupied	4	9	—	1	—	14	0.2
Municipal	—	8	—	—	—	8	0.2
Total commercial	4	63	—	2	—	69	0.2
Commercial real estate:
Construction and land development	—	27	—	—	—	27	1.0
Term	—	165	—	—	—	165	1.5
Total commercial real estate	—	192	—	—	—	192	1.4
Consumer:
1-4 family residential	—	—	1	—	1	2	—
Bankcard and other revolving plans	—	1	—	—	—	1	0.2
Total consumer loans	—	1	1	—	1	3	—
Total	$4	$256	$1	$2	$1	$264	0.5
1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications. At December 31, 2024, $185 million included in multiple modification types were both interest rate reductions and maturity or term extensions.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $11 million and $22 million at December 31, 2024 and 2023, respectively.
3 Amounts less than 0.05% are rounded to zero.
The following schedule presents the financial impact of loan modifications to borrowers experiencing financial difficulty during the twelve months ended December 31, 2024 and 2023:

	Twelve Months Ended December 31, 2024		Twelve Months Ended December 31, 2023
	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)
Commercial:
Commercial and industrial	0.7%	7	—%	13
Owner-occupied [1]	—	12	4.4	18
Municipal	—	19	—	12
Total commercial	0.7	9	4.4	14
Commercial real estate:
Construction and land development	0.2	9	—	8
Term	0.6	9	—	18
Total commercial real estate	0.5	9	—	16
Consumer: [1]
Home equity credit line	5.6	39	—	0
1-4 family residential	1.7	36	—	103
Bankcard and other revolving plans	0.3	3	—	50
Total consumer loans	2.7	32	—	82
Total weighted average financial impact	0.6	10	4.4	16
1 Primarily relates to a small number of loans within each respective loan class.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Loan modifications to borrowers experiencing financial difficulty during the twelve months ended December 31, 2024 and 2023, resulted in approximately $1 million and less than $1 million of principal forgiveness, respectively, for the total loan portfolio for the period.
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after January 1, 2023 (the date we adopted ASU 2022-02) through December 31, 2024, categorized by portfolio segment and loan class.

	December 31, 2024
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total amortized cost of loans
Commercial:
Commercial and industrial	$102	$2	$1	$3	$105
Owner-occupied	11	1	—	1	12
Municipal	3	—	8	8	11
Total commercial	116	3	9	12	128
Commercial real estate:
Construction and land development	43	—	—	—	43
Term	289	—	—	—	289
Total commercial real estate	332	—	—	—	332
Consumer:
Home equity credit line	2	—	—	—	2
1-4 family residential	6	1	—	1	7
Bankcard and other revolving plans	1	—	—	—	1
Total consumer loans	9	1	—	1	10
Total	$457	$4	$9	$13	$470

	December 31, 2023
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total amortized cost of loans
Commercial:
Commercial and industrial	$44	$3	$—	$3	$47
Owner-occupied	13	1	—	1	14
Municipal	8	—	—	—	8
Total commercial	65	4	—	4	69
Commercial real estate:
Construction and land development	27	—	—	—	27
Term	156	9	—	9	165
Total commercial real estate	183	9	—	9	192
Consumer:
1-4 family residential	2	—	—	—	2
Bankcard and other revolving plans	1	—	—	—	1
Total consumer loans	3	—	—	—	3
Total	$251	$13	$—	$13	$264

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
The following schedules present select information on loans for which the repayment is expected to be provided substantially through the operation or sale of the underlying collateral and the borrower is experiencing financial difficulties, including the type of collateral and the extent to which the collateral secures the loans:

	December 31, 2024
(In millions)	Amortized Cost	Major Types of Collateral	Weighted Average LTV[1]
Commercial:
Owner occupied	$6	Retail Facility	64%
Municipal	5	Multifamily Apartments	174%
Commercial real estate:
Term	49	Office Building	98%
Consumer:
Home equity credit line	3	Single Family Residential	38%
1-4 family residential	3	Single Family Residential	29%
Total	$66

	December 31, 2023
(In millions)	Amortized Cost	Major Types of Collateral	Weighted Average LTV[1]
Commercial:
Owner-occupied	$7	Hospital	17%
Commercial real estate:
Construction and land development	22	Office Building	92%
Term	28	Office Building	87%
Total	$57
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
At both December 31, 2024, and December 31, 2023, we had less than $1 million in foreclosed residential real estate property. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure was $14 million and $11 million for the same respective periods.
7.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives for Using Derivatives
Our primary objective for using derivatives is to manage interest rate risk. We utilize derivatives to manage volatility in interest income, interest expense, earnings, and capital by adjusting our interest rate sensitivity to minimize the impact of interest rate fluctuations. Derivatives are employed to stabilize forecasted interest income from variable-rate assets and to modify the coupon or duration of fixed-rate financial assets or liabilities as deemed advisable. Additionally, we assist customers with their risk management needs through the use of derivatives.
Derivatives Related to Interest Rate Risk Management — We apply hedge accounting to certain derivatives executed for risk management purposes. However, not all derivatives involved in our risk management activities are designated for hedge accounting. Derivatives not designated as accounting hedges are used to economically manage our exposure to interest rate movements, including offsetting customer-facing derivatives. These derivatives are not used for speculative purposes. These derivatives either do not require hedge accounting for their economic impact to be appropriately reflected in our financial statements or they do not meet the strict hedge accounting requirements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Derivatives Related to Customers — We provide certain borrowers with access to over-the-counter interest rate derivatives, which we generally offset with interest rate derivatives executed with dealers or central clearing houses. Other interest rate derivatives that we offer to customers, or use for our own purposes, include mortgage rate locks and forward sale loan commitments. Additionally, we provide commercial customers with short-term foreign currency spot trades or forward contracts, typically with maturities of 90 days or less. These trades are largely offset by foreign currency trades with closely matching terms executed with other dealer counterparties or central clearing houses.
Accounting for Derivatives
We record all derivatives at fair value, and include them in “Other assets” or “Other liabilities” on the consolidated balance sheet, regardless of their accounting designation. We enter into International Swaps and Derivatives Association, Inc. (“ISDA”) master netting agreements, or similar agreements, with substantially all derivative counterparties. Where legally enforceable, these agreements grant us the right, in the event of default or other specified contingent events by the counterparty, to use cash or liquidate securities held as collateral and to offset receivables and payables with the same counterparty. For the consolidated balance sheet, we report all derivatives on a gross fair value basis, meaning we do not offset derivative assets, liabilities, and cash collateral held with the same counterparty, even where we have a legally enforceable master netting agreement. Note 3 discusses the process for estimating fair value for derivatives. The accounting for changes in the fair value of derivatives depends on their intended use and resulting accounting designation.
Derivatives Designated in Qualifying Hedging Relationships
We apply hedge accounting to certain derivatives executed for risk management purposes, primarily interest rate risk. To qualify for hedge accounting, a derivative must be highly effective at reducing the risk associated with the exposure being hedged, and the hedging relationship must be formally documented. We primarily use regression analysis to assess the effectiveness of each hedging relationship, unless the hedge qualifies for other methods of assessing effectiveness (e.g., shortcut or critical terms match), both at inception and on an ongoing basis. We designate derivatives as fair value and cash flow hedges for accounting purposes.
Derivatives designated as accounting hedges are formally documented at the inception of the hedging relationship. This documentation includes the relationship between the hedging instrument and the hedged items or transactions, the risk management objective and strategy, and the methodology that will be used at inception and on an ongoing basis to assess the effectiveness of the hedging relationship. This ensures the hedge remains highly effective at offsetting changes in fair value or cash flows of the hedged items or transactions. If a hedging relationship is determined to no longer be highly effective, hedge accounting is discontinued prospectively.
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
Fair Value Hedges — We generally use interest rate swaps designated as fair value hedges to mitigate changes in the fair value of fixed-rate assets and liabilities for specific risks, such as interest rate risk resulting from changes in a benchmark interest rate. We employ both pay-fixed, receive-floating and received-fixed, pay-floating interest rate swaps to effectively convert certain fixed-rate assets and liabilities to floating rates. In qualifying fair value hedges, changes in value of the derivative hedging instrument are recognized in current period earnings in the same line item affected by the hedged item. Similarly, the periodic changes in value of the hedged item, for the risk being hedged, are recognized in current period earnings, thereby offsetting all, or a significant majority, of the change in the value of the derivative hedging instrument. Interest accruals on both the derivative hedging instrument and the hedged item are recorded in the same line item, effectively converting the designated fixed-rate assets or liabilities to a floating rate.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Generally, the designated risk being hedged in all of our fair value hedges is the change in fair value of the secured overnight financing rate (“SOFR”) (or an alternative rate) benchmark swap rate component of the contractual coupon cash flows of the fixed-rate assets or liabilities. The swaps are structured to match the critical terms of the hedged items, maximizing the economic and accounting effectiveness of the hedging relationships and resulting in the expectation that the swaps will be highly effective as hedging instruments. All interest rate swaps designated as fair value hedges were highly effective and met all other requirements to remain designated and part of qualifying hedge accounting relationships as of the balance sheet date.
Fair Value Hedges of Liabilities — During the fourth quarter of 2024, we entered into a receive-fixed, pay-floating interest rate swap with a notional amount of $500 million to hedge the interest rate risk of a fixed-rate subordinated debt issuance. The receive-fixed interest rate swap effectively converts the interest on our fixed-rate debt to floating through the term of the hedging relationship. Changes in the fair value of the derivative designated as a fair value hedge of our fixed-rate debt were generally offset by changes in the fair value of the hedged debt instruments. We continue to have unamortized basis adjustments related to a previously terminated fair value hedge of fixed-rate debt as discussed in the schedule below. The unamortized basis adjustments from the previously terminated fair value hedge will be amortized over the remaining life of the fixed-rate debt, which matures in 2029. See Note 13 for more information on the hedged debt.
Fair Value Hedges of Assets — At December 31, 2024, we had $1.0 billion in aggregate notional amount of pay-fixed, receive-floating interest rate swaps designated as a fair value hedge of a defined portfolio of fixed-rate commercial loans. These swaps were designated in accordance with the portfolio layer method described in ASU 2022-01, Derivatives and Hedging (Topic 815): Fair Value Hedging—Portfolio Layer Method. Additionally, we had $2.5 billion in aggregate notional amount of pay-fixed swaps designated under the portfolio layer method as fair value hedges of a defined portfolio of fixed-rate AFS securities.
At December 31, 2024, we also had pay-fixed, receive-floating interest rate swaps with an aggregate notional amount of $1.2 billion designated as fair value hedges of specifically identified AFS securities. Fair value hedges of fixed-rate assets effectively convert certain fixed-rate financial assets to a floating rate on the hedged portion of the assets. Changes in fair value of derivatives designated as fair value hedges of fixed-rate financial assets were largely offset by changes in the value of the hedged assets, as presented in the schedules below.
Cash Flow Hedges — For derivatives designated and qualifying as cash flow hedges, as long as the hedging relationship continues to qualify for hedge accounting, the entire change in the fair value of the hedging instrument is recorded in OCI and recognized in earnings, as the hedged transaction affects earnings. Ineffectiveness is not measured or separately disclosed. Gains or losses on derivatives designated as cash flow hedges are recognized in the same financial statement line item as the hedged transactions. We may use interest rate swaps, options, or a combination of options in our cash flow hedging strategy to eliminate or reduce the variability of interest receipts on floating-rate commercial loans and interest payments on floating-rate debt due to changes in any separately identifiable and reliably measurable contractual interest rate index.
At December 31, 2024, we had receive-fixed interest rate swaps with an aggregate notional amount of $550 million designated as cash flow hedges of the variability of interest receipts on floating-rate commercial loans. At December 31, 2024, we had $94 million of net losses deferred in AOCI related to terminated cash flow hedges. Amounts deferred in AOCI from terminated cash flow hedges will be amortized into interest income on a straight-line basis through the original maturity dates of the hedges, provided the hedged forecasted transactions continue to be expected to occur. These amounts will be fully reclassified to interest income by the fourth quarter of 2027. Additionally, at December 31, 2024, we had one pay-fixed interest rate swap with a notional amount of $500 million designated as a cash flow hedge of the variability in interest payments on certain FHLB advances.
Hedge Effectiveness — We assess the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows on the derivative hedging instrument with the changes in fair value or cash flows on the designated hedged item or transactions for the risk being hedged. If a hedging relationship ceases to qualify for hedge accounting, the relationship is discontinued, and future changes in the fair value of the derivative instrument

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
are recognized in current period earnings. For a discontinued or terminated fair value hedging relationship, all remaining basis adjustments to the carrying amount of the hedged item are amortized into interest income or expense over the remaining life of the hedged item, consistent with the amortization of other discounts or premiums. Previous balances deferred in AOCI from discontinued or terminated cash flow hedges are reclassified into interest income or expense as the hedged transactions affect earnings or over the originally specified term of the hedging relationship.
Collateral and Credit Risk
Credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments occurred during 2024 as a result of counterparty nonperformance. We manage our counterparty exposure for derivative contracts by centrally clearing all eligible derivatives and by executing dealer-facing derivative transactions with well-capitalized financial institutions.
For derivatives that are not centrally cleared, the counterparties are typically financial institutions or our customers. For financial institution counterparties, we manage our credit exposure through the use of a Credit Support Annex (“CSA”) to an ISDA master agreement with each counterparty. Eligible collateral types are documented by the CSA and controlled under our general credit policies. Collateral and derivative exposure balances are typically monitored on a daily basis. At December 31, 2024, all variation margin posted or received pursuant to the collateral terms of a CSA was in cash. We generally satisfy initial margin requirements by posting securities when permitted by the terms of the CSA.
We provide interest rate swaps to our customers to help them manage their exposure to fluctuations in interest rates. Upon issuance, these customer swaps are offset with closely matching derivative contracts to mitigate our interest rate risk exposure. The fee income from these customer swaps is included in “Capital markets fees” on the consolidated statement of income. We manage the credit risk associated with customer nonperformance through additional underwriting processes. These processes include modeling the credit risk exposure for the swap, utilizing shared collateral and guarantee protection applicable to the loan, and implementing credit approvals, limits, and monitoring procedures.
We measure counterparty credit risk by calculating a CVA, which captures the value of nonperformance risk for both our customers and ourselves. Periodic changes in the net CVA are recorded in current period earnings and included in “Fair value and nonhedge derivative income or loss” on the consolidated statement of income.
Our derivative contracts require us to pledge collateral for derivatives in a net liability position. Certain derivative contracts include credit risk-related contingent features, such as the requirement to maintain a minimum debt credit rating. If a credit risk-related feature were triggered, such as a downgrade of our credit rating, we may be required to pledge additional collateral. Historically, not all counterparties have demanded additional collateral when contractually permitted.
At December 31, 2024, the fair value of our derivative liabilities was $350 million, for which we pledged approximately $3 million in cash collateral in the normal course of business to satisfy variation margin requirements. Additionally, we pledged $180 million in U.S. Treasuries to satisfy initial margin requirements with certain dealer counterparties and central clearing houses. If our credit rating were downgraded one notch by either Standard and Poor’s (“S&P”) or Moody’s at December 31, 2024, it is unlikely that additional collateral would be required to be pledged. Derivatives that are centrally cleared do not have credit risk-related features requiring additional collateral in the event of a credit rating downgrade.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Derivative Amounts
The following schedule presents derivative notional amounts and recorded gross fair values at December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges of floating-rate assets:
Receive-fixed interest rate swaps	$550	$—	$2	$1,450	$—	$—
Cash flow hedges of floating rate liabilities:
Pay-fixed interest rate swaps	500	—	—	500	—	—
Fair value hedges:
Debt hedges: Receive-fixed interest rate swaps	500	—	—	—	—	—
Asset hedges: Pay-fixed interest rate swaps [1]	4,668	93	—	4,571	78	—
Total derivatives designated as hedging instruments	6,218	93	2	6,521	78	—
Derivatives not designated as hedging instruments:
Customer interest rate derivatives [2]	16,833	348	346	14,375	337	330
Other interest rate derivatives	1,105	1	—	1,001	1	—
Foreign exchange derivatives	373	4	2	216	3	3
Purchased credit derivatives	24	—	—	35	1	—
Total derivatives not designated as hedging instruments	18,335	353	348	15,627	342	333
Total derivatives	$24,553	$446	$350	$22,148	$420	$333
1 The notional amount includes forward-starting swaps that are not yet effective.
2 Customer interest rate derivatives include both customer-facing and offsetting dealer-facing derivatives. These derivatives include a net CVA of $9 million at both December 31, 2024 and December 31, 2023, which reduces the fair value. These adjustments are necessary to reflect our nonperformance risk as well as that of the respective counterparty.
The following schedules present the amount of gains (losses) from derivative instruments designated as cash flow and fair value hedges that were deferred in AOCI or recognized in earnings for years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness / AOCI reclass due to missed forecast
Cash flow hedges of floating-rate assets: [1]
Receive-fixed interest rate swaps	$(8)	$(126)	$—	$—
Cash flow hedges of floating-rate liabilities:
Pay-fixed interest rate swaps	4	8	—	—
Fair value hedges: [2]
Debt hedges: Receive-fixed interest rate swaps	—	—	(8)	—
Asset hedges: Pay-fixed interest rate swaps	—	—	88	(1)
Total derivatives designated as hedging instruments	$(4)	$(118)	$80	$(1)

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Year Ended December 31, 2023
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness / AOCI reclass due to missed forecast
Cash flow hedges of floating-rate assets: [1]
Receive-fixed interest rate swaps	$31	$(170)	$—	$—
Cash flow hedges of floating-rate liabilities:
Pay-fixed interest rate swaps	4	5	—	—
Fair value hedges: [2]
Debt hedges: Receive-fixed interest rate swaps	—	—	(9)	—
Asset hedges: Pay-fixed interest rate swaps	—	—	58	—
Total derivatives designated as hedging instruments	$35	$(165)	$49	$—
1 For the 12 months following December 31, 2024, we estimate that $63 million of net losses from active and terminated cash flow hedges will be reclassified from AOCI into interest income/expense, compared with an estimate of $118 million at December 31, 2023.
2 We had cumulative unamortized basis adjustments from terminated fair value hedges of debt totaling $39 million and $46 million at December 31, 2024 and 2023, respectively. Additionally, we had $3 million of cumulative unamortized basis adjustments from terminated fair value hedges of assets at both December 31, 2024 and 2023. Interest on fair value hedges presented above includes the amortization of the remaining unamortized basis adjustments.
The following schedule presents the amount of gains (losses) recognized from derivatives not designated as accounting hedges:

	Other Noninterest Income/(Expense)
(In millions)	2024	2023
Derivatives not designated as hedging instruments:
Customer interest rate derivatives	$30	$17
Other interest rate derivatives	1	4
Foreign exchange derivatives	29	29
Purchased credit derivatives	—	(1)
Total derivatives not designated as hedging instruments	$60	$49
The following schedule presents derivatives used in fair value hedge accounting relationships, along with the pre-tax gains/(losses) recorded on these derivatives and the related hedged items for the periods presented:

	Gain/(loss) recorded in income
	Twelve Months Ended December 31, 2024			Twelve Months Ended December 31, 2023
(In millions)	Derivatives [2]	Hedged items	Total income statement impact	Derivatives [2]	Hedged items	Total income statement impact

Fair value hedges:
Debt: Receive-fixed interest rate swaps [1,2]	$(7)	$7	$—	$14	$(14)	$—
Assets: Pay-fixed interest rate swaps [1,2]	108	(109)	(1)	(22)	22	—
1 Includes hedges of benchmark interest rate risk for fixed-rate long-term debt, fixed-rate AFS securities and fixed-rate commercial loans. Gains and losses were recorded in interest expense or income consistent with the hedged items.
2 The income/expense for derivatives does not reflect interest income/expense from periodic accruals and payments, to maintain consistency with the presentation of the gains/(losses) on the hedged items. Periodic interest income/expense for fair value hedges is shown in a separate schedule above.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents information regarding basis adjustments for hedged items in fair value hedging relationships:

	Par value of hedged assets/(liabilities)		Carrying amount of the hedged assets/(liabilities)		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities)
(In millions)	2024	2023	2024	2023	2024	2023

Fair value hedges:
Debt: Receive-fixed interest rate swaps [1]	$(500)	$—	$(493)	$—	$7	$—
Assets: Pay-fixed interest rate swaps [1,2]	11,388	12,389	11,099	12,209	(289)	(180)
1 Carrying amounts exclude (1) issuance and purchase discounts or premiums, (2) unamortized issuance and acquisition costs, and (3) amounts related to terminated fair value hedges.
2 Includes the amortized cost basis of defined portfolios of AFS securities and commercial loans used to designate hedging relationships, where the hedged item is the stated amount of assets in the defined portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2024, the amortized cost basis of the defined portfolios used in these hedging relationships was $10.2 billion; the cumulative basis adjustment associated with these hedging relationships was $41 million, and the notional amounts of the designated hedging instruments were $3.5 billion.
8. LEASES
We have operating and finance leases for branches, data centers, and corporate offices, including our headquarters in Salt Lake City, Utah. At December 31, 2024, we had 404 branches, with 275 owned and 129 leased. The remaining maturities of our lease commitments range from the year 2025 to 2062, with some lease arrangements including options to extend or terminate the leases.
All leases with lease terms greater than twelve months are reported as a lease liability with a corresponding right-of-use (“ROU”) asset. We include ROU assets for operating leases and finance leases in “Other assets” and “Premises, equipment and software, net” on the consolidated balance sheet, respectively. The corresponding liabilities for those leases are included in “Other liabilities” and “Long-term debt,” respectively.
ROU assets and related lease liabilities reflect the present value of the future minimum lease payments over the lease term at commencement date. Since most of our leases do not provide an implicit rate, we use our secured incremental borrowing rate, which is commensurate with the lease term, to calculate the present value of future payments. The ROU asset also includes any lease prepayments, initial direct costs, amortization, and certain nonlease components, such as maintenance, utilities, or tax payments. Our lease terms incorporate options to extend or terminate the lease when it is reasonably certain that we will exercise these options.
The following schedule presents ROU assets and lease liabilities with associated weighted average remaining life and discount rate:

	December 31,
(Dollar amounts in millions)	2024	2023
Operating leases
ROU assets, net of amortization	$188	$172
Lease liabilities	240	198
Finance leases
ROU assets, net of amortization	3	3
Lease liabilities	4	4
Weighted average remaining lease term (years)
Operating leases	9.9	8.7
Finance leases	15.6	16.5
Weighted average discount rate
Operating leases	3.8%	3.4%
Finance leases	3.1%	3.1%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents additional information related to lease expense:

	Year Ended December 31,
(In millions)	2024	2023	2022
Lease expense:
Operating lease expense	$40	$43	$46
Other expenses associated with operating leases [1]	62	60	51
Total lease expense	$102	$103	$97

Related cash disbursements for operating leases	$43	$49	$50
1 Other expenses primarily include property taxes and building and property maintenance.
The following schedule presents the total contractual undiscounted lease payments for operating lease liabilities by expected due date for each of the next five years:

(In millions)	Total undiscounted lease payments

2025	$40
2026	36
2027	27
2028	28
2029	25
Thereafter	140
Total lease payments	296
Less imputed interest	56
Total	$240
We enter into certain lease agreements where we are the lessor of real estate. These leases involve bank-owned and subleased properties to generate cash flow, including leasing vacant suites within buildings we partially occupy. Operating lease income totaled $13 million in 2024, and $14 million in both 2023 and 2022.
We originated equipment leases, classified as sales-type leases or direct-financing leases, totaling $377 million and $383 million at December 31, 2024 and 2023, respectively. We recorded income of $18 million, $16 million, and $12 million from these leases during 2024, 2023, and 2022, respectively.
9.    PREMISES, EQUIPMENT, AND SOFTWARE
Premises, equipment, and software are reported at cost, net of accumulated depreciation and amortization. Depreciation, primarily calculated using the straight-line method, is allocated to operations over the estimated useful lives of the assets: generally 25 to 40 years for buildings, three to 10 years for furniture and equipment, and three to 10 years for software, including capitalized costs related to technology initiatives. Leasehold improvements are amortized over the shorter of the lease term (including any reasonably certain extension options) or the estimated useful lives of the improvements. Premises, equipment, and software are periodically evaluated for impairment.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the components of our premises, equipment, and software, including the accumulated depreciation and amortization:

(In millions)	December 31,
	2024	2023

Land	$284	$269
Buildings	980	959
Furniture and equipment	337	336
Leasehold improvements	139	137
Software	585	749
Total premises, equipment, and software [1]	2,325	2,450
Less accumulated depreciation and amortization	959	1,050
Net book value	$1,366	$1,400
1 The totals for 2024 and 2023 include $51 million and $40 million, respectively, of capitalized costs that are not yet depreciating, as the respective assets have not been placed in service.
10.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is recorded upon the completion of a business combination as the difference between the purchase price and the fair value of the net assets acquired. We perform an evaluation annually as of October 1, or more frequently if events or circumstances indicate that the carrying value exceeds fair value. We may elect to perform a qualitative analysis to determine if it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If the carrying amount is more likely than not to exceed its fair value, additional quantitative analysis is performed to determine the amount of goodwill impairment. If the fair value is less than the carrying value, an impairment is recorded for the difference. During the fourth quarter of 2024, we performed our annual goodwill impairment evaluation utilizing a qualitative analysis. During the fourth quarter of 2023, we performed a full quantitative analysis. Based on our evaluations conducted in 2024 and 2023, the goodwill at our reporting units was not impaired.
The following schedule presents the carrying amount of goodwill for our business segments with goodwill, as well as the balance of our core deposits and other intangible assets, net of related accumulated amortization:

	December 31,
(In millions)	2024	2023
Goodwill:
Amegy	$615	$615
CB&T	379	379
Zions Bank	20	20
Nevada State Bank	13	13
Total goodwill	1,027	1,027
Core deposits and other intangibles, net of accumulated amortization	25	32
Total goodwill and intangibles	$1,052	$1,059

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
11.    DEPOSITS
The following schedule presents the composition of our deposits:

	December 31,
(Dollar amounts in millions)	2024	2023

Noninterest-bearing demand	$24,704	$26,244
Interest-bearing:
Savings and money market	40,037	38,721
Time	11,482	9,996
Total deposits	$76,223	$74,961
The following schedule presents the aggregate amount of all time deposits by maturity at December 31, 2024:

(In millions)	December 31, 2024

2025	$11,327
2026	88
2027	29
2028	18
2029	19
Thereafter	1
Total	$11,482
The following schedule presents the amount of time deposits that exceed $250,000 by scheduled maturity at December 31, 2024:

(In millions)	December 31, 2024

Three months or less	$1,287
After three months through six months	1,160
After six months through twelve months	391
After twelve months	47
Total	$2,885
Deposit overdrafts reclassified as loans totaled $8 million and $11 million at December 31, 2024 and 2023, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
12.    SHORT-TERM BORROWINGS
The following schedule presents selected information for FHLB advances and other short-term borrowings:

(Dollar amounts in millions)	2024	2023
Federal Home Loan Bank advances
Average amount outstanding	$1,665	$4,208
Average rate	4.89%	5.73%
Highest month-end balance	$2,525	$11,525
Year-end balance	2,525	1,525
Average rate on outstanding advances at year-end	4.78%	5.59%
Other short-term borrowings, year-end balances
Federal funds purchased	$108	$597
Security repurchase agreements	764	1,814
Securities sold, not yet purchased	20	65
Swap margin collateral received	415	378
Total federal funds and other short-term borrowings	$3,832	$4,379
We pledge loans and investment securities as collateral for current and potential borrowings. We may borrow from the FHLB under lines of credit secured by blanket pledge arrangements. We maintain collateral with carrying amounts adjusted for the types of collateral pledged, ensuring they equal at least 100% of the outstanding advances. Additionally, we may borrow from the Federal Reserve Board (“FRB”) based on the amount of collateral pledged.
A significant portion of these pledged assets are unencumbered, but are pledged to provide immediate access to contingency sources of funds. At December 31, 2024, our remaining FHLB and FRB collateralized borrowing capacity was $12.0 billion and $17.7 billion, respectively, compared with $15.0 billion and $9.8 billion at December 31, 2023.
Federal funds purchased and security repurchase agreements generally mature in less than 30 days. We execute overnight repurchase agreements with sweep accounts in conjunction with a master repurchase agreement. In such cases, securities under our control are pledged, and interest is paid on the collected balance of the customers’ accounts. For nonsweep overnight and term repurchase agreements, securities are transferred to the applicable counterparty. In certain instances, the counterparty is contractually entitled to sell or repledge securities accepted as collateral. At December 31, 2024, nearly all security repurchase agreements were overnight term accounts.
13.    LONG-TERM DEBT
The following schedule presents the components of our long-term debt:

	December 31,
(In millions)	2024	2023

Subordinated notes	$946	$538
Finance lease obligations	4	4
Total	$950	$542
Long-term debt carrying values include the par value of the debt, adjusted for any unamortized premium or discount, unamortized debt issuance costs, and fair value hedge basis adjustments. The increase in long-term debt from the prior year was primarily due to the issuance of $500 million of 6.82% Fixed-to-Floating Subordinated Notes due 2035, partially offset by the redemption of $88 million of 6.95% Fixed-to-Floating Subordinated Notes due 2028, during the fourth quarter of 2024.
During the fourth quarter of 2024, we entered into a receive-fixed interest rate swap designated as a hedge of the $500 million subordinated notes maturing in November 2035. In 2023, we terminated a receive-fixed interest rate swap designated as a hedge of the $500 million subordinated notes maturing in October 2029. The remaining unamortized hedge basis adjustment from the terminated hedging relationship is amortized into earnings through the

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
contractual maturity date of the hedged notes. The carrying values include any unamortized hedge basis adjustments. See Note 7 for more information on derivatives designated as qualifying hedges.
Subordinated Notes
The following schedule presents our subordinated notes outstanding at December 31, 2024:

(Dollar amounts in millions)	Subordinated notes
Coupon rate	Carrying value	Par amount	Maturity

3.25%	$458	$500	October 2029
6.82%	488	500	November 2035
Total	$946	$1,000
The 3.25% subordinated notes are unsecured, interest is payable semi-annually, and the earliest redemption date is July 29, 2029. The 6.82% subordinated notes are unsecured, with interest payable semi-annually during the fixed-rate period; the earliest redemption date for these notes is November 19, 2034, after which the interest rate changes to an annual floating rate equal to compounded SOFR + 2.83%, payable quarterly.
Maturities of Long-term Debt
The following schedule presents the carrying value of our long-term debt by maturity for each of the next five years:

	December 31, 2024
(In millions)	2025	2026	2027	2028	2029	Thereafter	Total

Subordinated notes	$—	$—	$—	$—	$458	$488	$946
Finance lease obligations	—	—	—	—	—	4	4
Total	$—	$—	$—	$—	$458	$492	$950
14.    SHAREHOLDERS’ EQUITY
Preferred Stock
We have 4.4 million authorized shares of preferred stock without par value, each with a liquidation preference of $1,000 per share, or $25 per depositary share. Except for Series I and J, all preferred shares were issued in the form of depositary shares, with each depositary share representing a 1/40th ownership interest in a share of the preferred stock. All outstanding preferred shares are registered with the Securities and Exchange Commission (“SEC”). Additionally, Series A preferred shares are listed and traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market.
Preferred shareholders generally receive asset distributions before common shareholders; however, they have only limited voting rights. Preferred stock dividends reduce earnings applicable to common shareholders and are paid on the 15th day of the months indicated in the following schedule, subject to Board approval.
The preferred shares are redeemable at our option after the expiration of any applicable redemption restrictions. The redemption amount is calculated at the per share liquidation preference plus any declared but unpaid dividends. Redemptions are subject to certain regulatory provisions, including satisfying well-capitalized minimum requirements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the components of our preferred stock:

(Dollar amounts in millions)	Carrying value at December 31,		Shares at December 31, 2024			Dividends payable	Earliest redemption date
	2024	2023	Authorized	Outstanding	Rate

Series A	$66	$66	140,000	66,139	> of 4.0% or 3M Term SOFR + 0.78%	Qtrly Mar, Jun, Sep, Dec	Dec 15, 2011
Series G	—	139	200,000	—	annual floating rate = 3M Term SOFR + 4.50%	Qtrly Mar, Jun, Sep, Dec	N/A
Series I	—	99	300,893	—	annual floating rate = 3M Term SOFR + 4.06%	Qtrly Mar, Jun, Sep, Dec	N/A
Series J	—	136	195,152	—	annual floating rate = 3M Term SOFR + 4.70%	Qtrly Mar, Jun, Sep, Dec	N/A
Total	$66	$440
Preferred Stock Redemption
In December 2024, we fully redeemed the outstanding shares of our Series G, I, and J preferred stock. The redemption resulted in a one-time reduction to net earnings applicable to common shareholders of approximately $6 million, arising from the recognition of capitalized preferred stock issuance costs. At December 31, 2024, 66,139 shares of Series A preferred stock were outstanding. At December 31, 2023, 66,139, 138,390, 98,555, and 136,368 of preferred shares series A, G, I, and J respectively, were outstanding.
Common Stock
Our common stock is traded on the NASDAQ Global Select Market. At December 31, 2024, we had 147.9 million shares of $0.001 par common stock outstanding. The balance of common stock and additional paid-in-capital was $1.7 billion at December 31, 2024, and increased $6 million, or less than 1%, from the prior year.
During the first quarter of 2024, we repurchased 0.9 million common shares outstanding for $35 million at an average price of $39.32 per share. We did not repurchase common shares during the second, third, or fourth quarters of 2024. In 2023, we repurchased 0.9 million common shares outstanding for $50 million at an average price of $52.82. These repurchased amounts do not include certain insignificant balances related to the common shares acquired in connection with our stock compensation plan, which were acquired from employees to cover their payroll taxes and stock option exercise costs upon the exercise of stock options.
In February 2025, we received the necessary approvals to repurchase up to $40 million of common shares outstanding during the fiscal year 2025.
Accumulated Other Comprehensive Income
The AOCI balance was a loss of $2.4 billion at December 31, 2024, an improvement of $312 million when compared with December 31, 2023, and largely reflects a decline in the fair value of fixed-rate AFS securities as a result of changes in interest rates.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the changes in AOCI:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
2024
Balance at December 31, 2023	$(2,526)	$(165)	$(1)	$(2,692)
Other comprehensive income before reclassifications, net of tax	31	(2)	—	29
Amounts reclassified from AOCI, net of tax	194	89	—	283
Other comprehensive income	225	87	—	312
Balance at December 31, 2024	$(2,301)	$(78)	$(1)	$(2,380)
Income tax expense included in other comprehensive income	$74	$28	$—	$102
2023
Balance at December 31, 2022	$(2,800)	$(311)	$(1)	$(3,112)
Other comprehensive income before reclassifications, net of tax	66	22	—	88
Amounts reclassified from AOCI, net of tax	208	124	—	332
Other comprehensive income	274	146	—	420
Balance at December 31, 2023	$(2,526)	$(165)	$(1)	$(2,692)
Income tax expense included in other comprehensive income	$90	$47	$—	$137

(In millions)	Amounts reclassified from AOCI			Affected line item on statement of income
AOCI components	2024	2023	2022

Net unrealized losses on investment securities	$(257)	$(276)	$(53)	Securities gains (losses), net
Less: Income tax expense benefit	(63)	(68)	(13)
	$(194)	$(208)	$(40)
Net unrealized losses on derivative instruments	$(118)	$(165)	$(27)	Interest and fees on loans; Interest on short- and long-term borrowings
Less: Income tax benefit	(29)	(41)	(6)
	$(89)	$(124)	$(21)
Deferred Compensation
Deferred compensation consists of invested assets, including our common stock, held in rabbi trusts for certain employees and directors. The fair value of our common stock was approximately $19 million at both December 31, 2024 and 2023. We consolidate the rabbi trust assets and liabilities and include them in “Other assets” and “Other liabilities” on the consolidated balance sheet, respectively. At December 31, 2024 and 2023, associated trust assets totaled approximately $149 million and $124 million, and trust liabilities totaled approximately $168 million and $143 million, respectively.
15.    REGULATORY MATTERS
We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that could materially impact our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must adhere to specific capital guidelines involving quantitative measures of our assets, liabilities, and certain off-balance sheet items, as calculated under regulatory accounting practices. At December 31, 2024 and 2023, we exceeded all capital adequacy requirements under the Basel III capital rules.
Regulatory measures for capital adequacy require us to maintain minimum amounts and ratios of common equity Tier 1 (“CET1”) to risk-weighted assets, Tier 1 capital (as defined in the regulations), total capital, and Tier 1 capital to average assets (Tier 1 leverage ratio). “Well-capitalized” levels are also published as benchmarks for

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
evaluating capital positions. At December 31, 2024 and 2023, all of our capital amounts and ratios exceeded the “well-capitalized” levels under the regulatory framework for prompt corrective action.
Dividends declared by us may not exceed specified criteria unless otherwise approved by our regulators. When determining dividends, we consider current and historical earnings levels, retained earnings, and risk-based and other regulatory capital requirements and limitations.
Our internal stress tests seek to comprehensively measure all risks to which we are exposed, the potential losses from those risk exposures under adverse scenarios, and our resulting capital levels. These stress tests subject our balance sheet and other risk characteristics to thorough analysis using our own models.
The following schedule presents our capital amounts and ratios and the minimum requirements to be well capitalized under Basel III at December 31, 2024 and 2023:

(Dollar amounts in millions)	December 31, 2024		Minimum requirement to be “well capitalized”
	Amount	Ratio	Amount	Ratio
Basel III Regulatory Capital Amounts and Ratios
Common equity Tier 1 capital (to risk-weighted assets)	$7,363	10.9%	$4,400	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	7,430	11.0	5,415	8.0
Total risk-based capital (to risk-weighted assets)	9,026	13.3	6,769	10.0
Tier 1 leverage ratio	7,430	8.3	4,454	5.0

	December 31, 2023		Minimum requirement to be “well capitalized”
(Dollar amounts in millions)	Amount	Ratio	Amount	Ratio
Basel III Regulatory Capital Amounts and Ratios
Common equity Tier 1 capital (to risk-weighted assets)	$6,863	10.3%	$4,351	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	7,303	10.9	5,355	8.0
Total risk-based capital (to risk-weighted assets)	8,553	12.8	6,693	10.0
Tier 1 leverage ratio	7,303	8.3	4,379	5.0
The Basel III capital rules require us to maintain certain minimum capital ratios, as well as a 2.5% “capital conservation buffer,” designed to absorb losses during periods of economic stress. This buffer is composed entirely of CET1. The following schedule presents the minimum capital ratios and capital conservation buffer requirements, compared with our capital ratios at December 31, 2024:

	December 31, 2024
	Minimum capital requirement	Capital conservation buffer	Minimum capital ratio requirement with capital conservation buffer	Current capital ratio

CET1 to risk-weighted assets	4.5%	2.5%	7.0%	10.9%
Tier 1 risk-based capital (i.e., CET1 plus additional Tier 1 capital) to risk-weighted assets	6.0%	2.5%	8.5%	11.0%
Total risk-based capital (i.e., Tier 1 capital plus Tier 2 capital) to risk-weighted assets	8.0%	2.5%	10.5%	13.3%
Tier 1 leverage ratio (i.e., Tier 1 risk-based capital) to average consolidated assets	4.0%	N/A	4.0%	8.3%
Financial institutions with a CET1 to risk-weighted assets ratio above the minimum, but below the capital conservation buffer, face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. Our internal triggers and limits, both under actual conditions and baseline projections, are more stringent than the capital conservation buffer requirements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
16.    COMMITMENTS, GUARANTEES, CONTINGENT LIABILITIES, AND RELATED PARTIES
Commitments and Guarantees
We utilize various financial instruments, including loan commitments, commercial letters of credit, and standby letters of credit, to meet our customers’ financing needs. They involve varying degrees of credit, liquidity, and interest rate risk beyond the amounts presented on the consolidated balance sheet. The credit risk associated with these commitments is assessed similarly to the ALLL. The RULC is presented separately on the consolidated balance sheet.
The following schedule presents the contractual amounts related to off-balance sheet financial instruments used to meet our customers’ financing needs:

	December 31,
(In millions)	2024	2023

Unfunded lending commitments [1]	$28,767	$28,940
Standby letters of credit:
Financial	574	548
Performance	262	206
Commercial letters of credit	15	22
Mortgage-backed security purchase agreements [2]	—	66
Total unfunded commitments	$29,618	$29,782
1 Net of participations.
2 Represents agreements with Farmer Mac to purchase securities backed by certain agricultural mortgage loans.
Loan commitments are agreements to lend to a customer subject to specified conditions. These commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on our initial credit evaluation of the counterparty. Types of collateral vary and may include accounts receivable, inventory, property, plant and equipment, and income-producing properties.
While making loan commitments exposes us to credit risk, a significant portion of such commitments is expected to expire without being drawn upon. At December 31, 2024, we had $8.2 billion of commitments scheduled to expire in 2025. We apply the same credit policies and procedures to loan commitments and conditional obligations as we do for on-balance sheet instruments, including credit approvals, limits, and ongoing monitoring.
We issue standby and commercial letters of credit as conditional commitments to guarantee a customer's performance to a third party. These guarantees primarily support public and private borrowing arrangements, such as commercial paper, bond financing, and similar transactions. At December 31, 2024, standby letters of credit totaled $836 million, and are set to expire in 2025. The credit risk involved in issuing letters of credit is equivalent to that of extending credit to customers, and we generally hold marketable securities and cash equivalents as collateral.
Certain mortgage loans sold have limited recourse provisions for periods ranging from three months to one year. The losses resulting from the exercise of these provisions have not been significant.
Legal Matters
We are involved in various legal proceedings or governmental inquiries, which may include litigation in court, arbitral proceedings, investigations, examinations, and other actions initiated or considered by governmental and self-regulatory agencies. Litigation may pertain to lending, deposit and other customer relationships, supplier and contractual issues, employee matters, intellectual property matters, personal injuries and torts, regulatory and legal compliance, and other matters. While most matters involve individual claims, we are also subject to putative class action claims and similar broader claims. Proceedings, investigations, examinations, and other actions initiated or considered by governmental and self-regulatory agencies may relate to our banking, investment advisory, trust, securities, and other products and services; our customers’ involvement in money laundering, fraud, securities

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
violations and other illicit activities or our policies and practices concerning such customer activities. Additionally, these actions may pertain to our compliance with the broad range of banking, securities and other applicable laws and regulations. At any given time, we may be responding to subpoenas, requests for documents, data, and testimony relating to these matters and engaging in discussions to resolve them.
At December 31, 2024, we were subject to the following material litigation:
•Two civil cases, Lifescan Inc. and Johnson & Johnson Health Care Services v. Jeffrey C. Smith, et. al., brought against us in the United States District Court for the District of New Jersey in December 2017, and Roche Diagnostics and Roche Diabetes Care Inc. v. Jeffrey C. Smith, et. al., brought against us in the United States District Court for the District of New Jersey in March 2019. In these cases, certain manufacturers and distributors of medical products seek to hold us liable for allegedly fraudulent practices of a borrower of the Bank who filed for bankruptcy protection in 2017. During 2024, discovery was substantially completed for most parties in both cases. However, rulings on certain dispositive motions remain outstanding, and other dispositive motions have yet to be filed or ruled upon. No trial dates have been set for either case.
•In the matter of Streck and Ariza v. Zions Bancorporation, N.A., an arbitration matter pending before the American Arbitration Association, related to an employment dispute brought by two former employees alleging damages arising from claims of alleged gender discrimination, retaliation, and constructive discharge. The case is in the final hearing phase.
At least quarterly, we review both outstanding and new legal matters utilizing the latest information available. If we determine that a loss from a matter is probable and can be reasonably estimated, we establish an accrual for the best estimate of the loss. If no amount within a range of probable losses is a better estimate than any other amount within the range, we establish an accrual for the minimum amount in that range. For matters where a loss is not probable, we do not establish an accrual. Once established, accruals are adjusted to reflect any developments related to the matters.
In our review, we also assess whether we can determine the range of reasonably possible losses for significant matters where the likelihood of a loss is not remote. Due to the difficulty of predicting the outcome of legal matters, discussed subsequently, we can meaningfully estimate such a range for only a limited number of cases. Based on information available at December 31, 2024, we estimated that the aggregate range of reasonably possible losses for these matters is between zero and approximately $10 million in excess of amounts accrued. The matters underlying this estimated range will change over time, and actual results may vary significantly from this estimate. Matters for which a meaningful estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent our maximum loss exposure.
Based on our current knowledge, we believe that our estimated liability for litigation and other legal actions and claims, as reflected in our accruals and determined in accordance with applicable accounting guidance, is adequate. We also believe that any liabilities in excess of the amounts currently accrued, if any, arising from litigation and other legal actions and claims for which an estimate is possible, will not have a material impact on our financial condition, results of operations, or cash flows. However, given the significant uncertainties involved in these matters, and the potentially large or indeterminate damages sought in some cases, an adverse outcome in one or more of these matters could materially affect our financial condition, results of operations, or cash flows for any given reporting period.
Any estimate or determination regarding the future resolution of litigation, arbitration, governmental or self-regulatory examinations, investigations, or similar matters is inherently uncertain and involves significant judgment. This is particularly true in the early stages of a legal matter, when legal issues and facts have not been fully articulated, reviewed, analyzed, and vetted through discovery, trial or hearing preparation, substantive and productive mediation or settlement discussions, or other actions. It is also especially true for class actions and similar claims involving multiple defendants, matters with complex procedural requirements or substantive issues, novel legal theories, and examinations, investigations, and other actions conducted or brought by governmental and self-regulatory agencies, where the normal adjudicative process is not applicable. As a result, we are often unable to

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
determine whether a favorable or unfavorable outcome is remote, reasonably likely, or probable, or to estimate the amount or range of a probable or reasonably likely loss, until relatively late in the course of a legal matter, sometimes not until a number of years have elapsed. Consequently, our judgments and estimates relating to claims will change over time in light of developments, and actual outcomes will differ from our estimates. These differences may be material.
Related Party Transactions
We have no material related party transactions requiring disclosure. In the ordinary course of business, we extend credit to related parties, including executive officers, directors, principal shareholders, and their associates and related interests. These related party loans are made in compliance with applicable banking regulations.
17.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Noninterest income and revenue from contracts with customers are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. The incremental cost of obtaining a contract is recorded as an expense when incurred, provided the amortization period of the related asset is one year or less. For performance obligations satisfied over time, if we have the right to consideration from a customer that corresponds directly with the value of our performance completed to date, we generally recognize revenue in the amount to which we have the right to invoice. We generally do not disclose information about our remaining performance obligations for those obligations with an original expected duration of one year or less, or where revenue is recognized in the amount to which we have a right to invoice.
The following describes our revenue from contracts with customers:
Commercial Account Fees
Commercial account fee income consists primarily of account analysis fees, merchant fees, and payroll services income. Revenue is recognized as the services are rendered or upon their completion.
Card Fees
Card fee income primarily includes interchange fees from credit and debit cards, net fees earned from processing card transactions for merchants, and automated teller machine (“ATM”) services. Revenue from card fees is recognized as it is earned.
Retail and Business Banking Fees
Retail and business banking fees generally consist of fees for providing customers with deposit services. These fees primarily include insufficient funds fees, noncustomer ATM charges, and various other fees on deposit accounts. Service charges on deposit accounts include fees earned in lieu of compensating balances, as well as fees for performing cash management and other deposit account services. These service charges are recognized over the period in which the related service is provided. Treasury management fees are billed monthly based on services rendered during the month.
Capital Markets Fees
Capital markets fees primarily include fees associated with municipal advisory, securities underwriting, and investment banking advisory services provided to customers. Revenue is recognized either as the services are rendered or upon their completion.
Wealth Management Fees
Wealth management fees primarily consist of wealth management commissions, along with other portfolio and advisory services. Revenue is recognized as the services are rendered or upon their completion. Financial planning, fiduciary, and estate services generally have performance obligations extending beyond 12 months, although the amount of future performance obligations is not significant.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Other Customer-related Fees
Other customer-related fees generally include miscellaneous income sources, including fees associated with compliance and support services to pharmacies and healthcare providers, corporate trust fees, other advisory and referral fees, and fees for claims and inventory management services for certain customers. Revenue is recognized as the services are rendered or upon their completion.
Disaggregation of Revenue
The following schedule presents revenue from contracts with customers and provides a reconciliation to total noninterest income by operating business segment. Customer-related noninterest income from other sources represents revenue from customers that falls outside the scope of the applicable accounting guidance for revenue from contracts with customers.

	Zions Bank			CB&T			Amegy
(In millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022

Commercial account fees	$57	$55	$53	$31	$32	$28	$59	$56	$46
Card fees [1]	50	52	55	19	21	20	31	31	33
Retail and business banking fees	19	19	22	11	11	12	14	14	16
Capital markets fees [2]	1	—	—	1	—	—	3	—	—
Wealth management fees	21	23	22	4	4	4	18	17	15
Other customer-related fees	9	8	8	8	7	6	6	7	7
Total noninterest income from contracts with customers	157	157	160	74	75	70	131	125	117
Customer-related noninterest income from other sources	24	24	19	39	35	34	34	37	40
Total customer-related noninterest income	181	181	179	113	110	104	165	162	157
Noncustomer-related noninterest income	6	11	5	8	6	4	10	22	1
Total noninterest income	$187	$192	$184	$121	$116	$108	$175	$184	$158

	NBAZ			NSB			Vectra
(In millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022

Commercial account fees	$11	$10	$9	$13	$12	$11	$7	$7	$8
Card fees [1]	15	15	15	16	16	15	10	9	9
Retail and business banking fees	9	8	9	10	10	10	3	4	4
Capital markets fees [2]	—	—	—	—	—	—	—	—	—
Wealth management fees	3	3	3	6	5	5	2	1	1
Other customer-related fees	1	1	2	1	1	1	5	4	3
Total noninterest income from contracts with customers	39	37	38	46	44	42	27	25	25
Customer-related noninterest income from other sources	4	2	8	2	1	6	2	3	6
Total customer-related noninterest income	43	39	46	48	45	48	29	28	31
Noncustomer-related noninterest income	—	1	2	4	—	—	—	—	—
Total noninterest income	$43	$40	$48	$52	$45	$48	$29	$28	$31

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	TCBW			Other			Consolidated Bank
(In millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022

Commercial account fees	$2	$2	$2	$2	$—	$2	$182	$174	$159
Card fees [1]	2	2	2	1	—	—	144	146	149
Retail and business banking fees	1	—	—	—	—	—	67	66	73
Capital markets fees [2]	—	—	—	6	4	4	11	4	4
Wealth management fees	—	1	—	—	(1)	1	54	53	51
Other customer-related fees	1	1	1	24	31	31	55	60	59
Total noninterest income from contracts with customers	6	6	5	33	34	38	513	503	495
Customer-related noninterest income from other sources	2	1	2	19	14	4	126	117	119
Total customer-related noninterest income	8	7	7	52	48	42	639	620	614
Noncustomer-related noninterest income	—	—	—	33	17	6	61	57	18
Total noninterest income	$8	$7	$7	$85	$65	$48	$700	$677	$632
1 Card fees exclude costs associated with reward programs that are netted against interchange fees, as these costs are not within the scope of applicable accounting guidance for revenue from contracts with customers.
2 Capital markets fees exclude revenue associated with real estate capital markets, swaps, loan syndications, and foreign exchange activities, as the related fees are not within the scope of applicable accounting guidance for revenue from contracts with customers.
Revenue from contracts with customers did not result in significant contract assets and liabilities. Contract receivables are included in “Other assets” on the consolidated balance sheet. Payment terms vary by services offered, and the timing between the completion of performance obligations and payment is generally not significant.
18.    RETIREMENT PLANS
Defined Contribution Plan
We offer a 401(k) and employee stock ownership plan under which employees select from a number of investment alternatives. Employees can contribute up to 80% of their earnings subject to the annual maximum allowed contribution. We match 100% of the first 3% of employee contributions and 50% of the next 3% of employee contributions. Matching contributions to participants totaled $35 million in 2024 and 2023, and $33 million in 2022.
The 401(k) plan also has a noncontributory profit-sharing feature that is discretionary and may range from 0% to 3.5% of eligible compensation based upon our performance according to a formula approved annually by the Board. The profit-sharing expense was $14 million, $16 million, and $19 million in 2024, 2023, and 2022, respectively. The profit-sharing contribution to participants consisted of shares of our common stock purchased in the open market.
Defined Benefit Plans
Supplemental Retirement Plans — These unfunded, nonqualified plans are for certain current and former employees. Each year, our contributions to these plans are made in amounts sufficient to meet benefit payments to plan participants. Our liability for these plans totaled approximately $9 million at both December 31, 2024 and 2023.
Post-retirement Plan — This unfunded health care and life insurance plan provides post-retirement benefits to certain former full-time employees who meet minimum age and service requirements. Our contribution toward the retiree medical premium has been permanently frozen at an amount that does not increase in any future year. Each year, our contributions to the plan are made in amounts sufficient to meet the portion of the premiums that are our responsibility. Our liability for this plan was less than $1 million at both December 31, 2024 and 2023.
The liability for supplemental retirement and post-retirement benefits is included in “Other liabilities” on the consolidated balance sheet.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
19.    SHARE-BASED COMPENSATION
We maintain a share-based compensation incentive plan that permits the granting of stock options, restricted stock, restricted stock units (“RSUs”), and other awards to employees and nonemployee directors. At December 31, 2024, the total shares authorized under the plan were 4,300,000, with 1,965,994 available for future grants.
All share-based payments to employees, including grants of employee stock options, are recorded as compensation expense based on their grant date values, taking into account service and performance vesting requirements. The value of an equity award is estimated on the grant date using a fair value model, which considers post-vesting restrictions, but does not account for service or performance vesting conditions.
We classify all share-based awards as equity instruments. Compensation expense is included in “Salaries and employee benefits” on the consolidated statement of income, with the corresponding equity effect included in shareholders’ equity. Forfeitures of share-based compensation awards are accounted for as they occur. Substantially all share-based awards, including stock options, restricted stock, and RSUs, feature graded vesting, which is recognized on a straight-line basis over the vesting period.
The following schedule presents compensation expense and the related tax benefit for all share-based awards:

(In millions)	2024	2023	2022

Compensation expense	$31	$33	$30
Reduction of income tax expense	7	9	11
At December 31, 2024, the unrecognized compensation expense for nonvested share-based awards was approximately $35 million. This amount is expected to be recognized over a weighted average period of 2.4 years.
Stock Options
Stock options granted to employees generally vest at a rate of one-third per year and expire seven years after the grant date. No stock options were granted in 2024. For stock options granted in 2023 and 2022, the Black-Scholes option pricing model was used to estimate the grant date value for determining compensation expense.
The following schedule presents the weighted average grant date value and the significant assumptions applied in the Black-Scholes model for these options:

	2024	2023	2022

Weighted average value for options granted	$—	$11.23	$15.16
Weighted average assumptions used:
Expected dividend yield	—%	3.0%	2.3%
Expected volatility	—%	27.0%	27.0%
Risk-free interest rate	—%	4.00%	1.98%
Expected life (in years)	0.0	4.5	5.0
The assumptions for expected dividend yield, expected volatility, and expected life reflect management’s judgment and take into account historical experience. Expected volatility is partially based on historical volatility. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the time of grant, corresponding to the expected life of the option.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents our stock option activity for the three years ended December 31, 2024:

	Number of shares	Weighted average exercise price

Balance at December 31, 2021	1,328,144	$44.60
Granted	201,932	73.02
Exercised	(256,004)	36.79
Expired	(8,912)	37.58
Forfeited	(2,794)	57.75
Balance at December 31, 2022	1,262,366	50.75
Granted	291,005	52.90
Exercised	(95,207)	29.67
Expired	(27,948)	35.41
Forfeited	(9,838)	57.07
Balance at December 31, 2023	1,420,378	52.83
Granted	—	—
Exercised	(191,602)	50.05
Expired	(103,008)	46.84
Forfeited	(2,112)	56.94
Balance at December 31, 2024	1,123,656	53.85
Outstanding stock options exercisable as of:
December 31, 2024	869,716	52.61
December 31, 2023	891,884	50.36
December 31, 2022	729,411	46.02
We issue new authorized common shares upon the exercise of stock options. The total intrinsic value of stock options exercised was approximately $2 million in both 2024 and 2023, and $7 million in 2022. Cash received from the exercise of stock options totaled $9 million in 2024, $2 million in 2023, and $8 million in 2022.
The following schedule presents additional selected information on stock options at December 31, 2024:

	Outstanding stock options				Exercisable stock options
Exercise price range	Number of shares	Weighted average exercise price		Weighted average remaining contractual life (years)	Number of shares	Weighted average exercise price

$4.15 to $19.99	5,223	$6.41	[1]	0	5,223	$6.41
$40.00 to $44.99	1,974	43.07		1.4	1,974	43.07
$45.00 to $49.99	440,807	47.33		2.6	440,807	47.33
$50.00 to $59.99	481,220	52.56		3.2	292,172	52.34
$60.00 to $73.22	194,432	73.19		4.0	129,540	73.19
	1,123,656	53.85	[1]	3.1	869,716	52.61
1 The weighted average remaining contractual life excludes 5,223 stock options without a fixed expiration date, which were assumed during the Amegy acquisition. These options expire one year after the employee's termination date, depending on certain circumstances.
The aggregate intrinsic value of outstanding stock options was $4 million at December 31, 2024, and less than $1 million at December 31, 2023. Similarly, the aggregate intrinsic value of exercisable options was $4 million and less than $1 million at the same respective dates. For exercisable options, the weighted average remaining contractual life was 2.6 years at December 31, 2024, and 2.7 years at December 31, 2023, excluding the stock options previously noted without a fixed expiration date. At December 31, 2024, there were 253,940 unvested stock options outstanding, with a weighted average exercise price of $58.08, a weighted average remaining life of 4.7 years, and an aggregate intrinsic value of $255 thousand.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Restricted Stock and Restricted Stock Units
Restricted stock is common stock that carries certain restrictions related to trading and the potential for forfeiture. Typically, restricted stock vests over a four-year period. Holders of restricted stock possess full voting rights and receive dividend equivalents during the vesting period. Additionally, holders can elect to be subject to income tax on the grant date rather than the vesting date.
RSUs represent the right to receive one share of common stock per unit and generally vest over a four-year period. Holders of RSUs receive dividend equivalents during the vesting period, but do not possess voting rights. Compensation expense is determined based on the number of restricted shares or RSUs granted and the market price of our common stock at the grant date. During 2024, 2023, and 2022, we granted 25,866, 39,771, and 16,722 RSUs, respectively, to nonemployee directors. These RSUs vested immediately upon grant.
The following schedule presents our restricted stock activity for the three years ended December 31, 2024:

	Number of shares	Weighted average fair value

Nonvested restricted shares at December 31, 2021	64,816	$42.26
Issued	21,038	60.21
Vested	(25,105)	42.66
Nonvested restricted shares at December 31, 2022	60,749	48.31
Issued	—	—
Vested	(24,978)	46.31
Nonvested restricted shares at December 31, 2023	35,771	49.71
Issued	49,019	41.24
Vested	(18,731)	47.48
Nonvested restricted shares at December 31, 2024	66,059	44.06
The following schedule presents our RSU activity for the three years ended December 31, 2024:

	Number of restricted stock units	Weighted average fair value

Restricted stock units at December 31, 2021	1,274,083	$46.49
Granted	433,674	68.07
Vested	(504,358)	47.83
Forfeited	(34,306)	56.58
Restricted stock units at December 31, 2022	1,169,093	53.62
Granted	727,019	48.85
Vested	(522,163)	48.71
Forfeited	(44,004)	56.19
Restricted stock units at December 31, 2023	1,329,945	52.88
Granted	872,274	39.53
Vested	(544,095)	50.55
Forfeited	(34,621)	48.78
Restricted stock units at December 31, 2024	1,623,503	46.57
The total grant date value of restricted stock and RSUs vested during the year was $28 million in 2024, $27 million in 2023, and $25 million in 2022. At December 31, 2024, 66,059 shares of restricted stock and 1,108,442 RSUs were expected to vest according to their respective schedules, with an aggregate intrinsic value of $4 million and $60 million, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
20.    INCOME TAXES
The following schedule presents the major components of our income tax expense:

(In millions)	2024	2023	2022
Federal:
Current	$194	$168	$236
Deferred	(9)	—	(38)
Total federal	185	168	198
State:
Current	41	47	52
Deferred	2	(9)	(5)
Total state	43	38	47
Total income tax expense	$228	$206	$245
The following schedule presents a reconciliation of income tax expense calculated at the statutory federal income tax rate of 21% with the actual income tax expense:

(In millions)	2024	2023	2022

Income tax expense at statutory federal rate	$213	$186	$242
State income taxes including credits, net	34	31	38
Other nondeductible expenses	32	29	13
Nontaxable income	(46)	(41)	(40)
Share-based compensation	1	(1)	(4)
Other	(6)	2	(4)
Total income tax expense	$228	$206	$245
Deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) are calculated based on temporary differences between the financial statement values of assets and liabilities and their respective tax basis, using enacted tax laws and rates. Any changes in tax rates affecting DTAs and DTLs are recognized in income during the period that includes the enactment date. DTAs are recognized to the extent that management considers it more likely than not that they will be realized. Unrecognized tax benefits for uncertain tax positions primarily relate to tax credits on technology initiatives.
The net DTA or DTL is included in “Other assets” and “Other liabilities” on the consolidated balance sheet, respectively. The following schedule presents the tax effects of temporary differences that result in significant portions of DTAs and DTLs:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	December 31,
	2024	2023
Gross deferred tax assets:
Book loan loss deduction in excess of tax	$183	$181
Deferred compensation	81	81
Investment securities and derivative fair value adjustments	775	879
Lease liabilities	60	50
Capitalized costs	30	37
Other	47	48
Total deferred tax assets before valuation allowance	1,176	1,276
Valuation allowance	—	—
Total deferred tax assets	1,176	1,276
Gross deferred tax liabilities:
Premises and equipment, due to differences in depreciation	(90)	(101)
Federal Home Loan Bank stock dividends	(3)	(3)
Leasing operations	(43)	(49)
Prepaid expenses	(8)	(5)
Mortgage servicing	(6)	(5)
Deferred loan costs	(36)	(34)
ROU assets	(47)	(43)
Qualified opportunity fund deferred gains	(26)	(27)
Equity investments	(13)	(10)
Total deferred tax liabilities	(272)	(277)
Net deferred tax assets (liabilities)	$904	$999
We have certain fixed-rate AFS investment securities whose fair value has declined due to increases in benchmark interest rates, resulting in unrealized losses in the AFS portfolio and a corresponding DTA. The sale of these securities could result in significant realized losses, requiring future earnings to utilize the DTAs. However, as previously discussed in Note 5, we have both the intent and ability to hold these securities until their value recovers.
We regularly evaluate DTAs to determine whether a valuation allowance is required. This evaluation is based on the more-likely-than-not criteria that such assets will be realized, considering all available evidence, both positive and negative. This evaluation includes, but is not limited to, the following factors:
•Future reversals of existing DTLs — These DTLs generally have a reversal pattern consistent with DTAs and are used to realize the DTAs.
•Tax planning strategies — We consider prudent and feasible tax planning strategies that we would implement to preserve the value of the DTAs, if necessary.
•Future projected taxable income — We expect future taxable income to offset the reversal of remaining net DTAs.
Based on this evaluation, we concluded that a valuation allowance was not required at December 31, 2024 and December 31, 2023.
At December 31, 2024, the tax effect of remaining net operating loss and tax credit carryforwards was less than $1 million, expiring through 2039.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We have a liability for unrecognized tax benefits related to uncertain tax positions for tax credits on technology initiatives. The following schedule presents a roll forward of gross unrecognized tax benefits:

(In millions)	2024	2023	2022

Balance at beginning of year	$15	$13	$14
Tax positions related to current year:
Additions	—	2	2
Tax positions related to prior years:
Additions	—	10	—
Reductions	—	—	(1)
Settlements with taxing authorities	—	(3)	—
Lapses in statutes of limitations	(8)	(7)	(2)
Balance at end of year	$7	$15	$13
At December 31, 2024 and 2023, our liability for unrecognized tax benefits included approximately $7 million and $13 million, respectively (net of the federal tax benefit on state taxes) that, if recognized, would affect the effective tax rate. The amount of gross unrecognized tax benefits related to tax credits on technology initiatives that may decrease during the 12 months following December 31, 2024 is approximately $3 million.
Interest and penalties related to unrecognized tax benefits are included in “Income tax expense” on the consolidated statement of income. At December 31, 2024 and 2023, accrued interest and penalties included in “Other liabilities” on the consolidated balance sheet, net of any federal and state tax benefits, totaled approximately $1 million and $2 million, respectively.
We file income tax returns in U.S. federal and various state jurisdictions and are no longer subject to income tax examinations for years prior to 2021 for federal and certain state returns.
21.    NET EARNINGS PER COMMON SHARE
Net earnings per common share are based on net earnings applicable to common shareholders, net of preferred stock dividends. Basic net earnings per common share are calculated using the weighted average number of outstanding common shares during each year. Unvested share-based awards with rights to receive nonforfeitable dividends are considered participating securities and included in the computation of basic earnings per share. Diluted net earnings per common share are based on the weighted average number of outstanding common shares during each year, including common stock equivalents. Stock options, restricted stock, RSUs, and stock warrants are converted to common stock equivalents using the more dilutive of the treasury stock method or the two-class method. Diluted net earnings per common share exclude common stock equivalents whose effect is antidilutive.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents basic and diluted net earnings per common share based on the weighted average outstanding shares:

(In millions, except shares and per share amounts)	2024	2023	2022
Basic:
Net income	$784	$680	$907
Less common and preferred dividends	289	277	269
Less impact from redemption of preferred stock	6	—	—
Undistributed earnings	489	403	638
Less undistributed earnings applicable to nonvested shares	5	4	5
Undistributed earnings applicable to common shares	484	399	633
Distributed earnings applicable to common shares	245	243	237
Total earnings applicable to common shares	$729	$642	$870
Weighted average common shares outstanding (in thousands)	147,210	147,748	150,064
Net earnings per common share	$4.95	$4.35	$5.80
Diluted:
Total earnings applicable to common shares	$729	$642	$870
Weighted average common shares outstanding (in thousands)	147,210	147,748	150,064
Dilutive effect of stock options (in thousands)	5	8	207
Weighted average diluted common shares outstanding (in thousands)	147,215	147,756	150,271
Net earnings per common share	$4.95	$4.35	$5.79
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share:

(In thousands)	2024	2023	2022

Restricted stock and restricted stock units	$1,663	$1,383	$1,265
Stock options	1,110	1,409	178

22.    OPERATING SEGMENT INFORMATION
We manage our operations with a primary focus on geographic area, primarily in the states of Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. We conduct our operations primarily through seven separately managed affiliate banks, each with its own local branding and management team, including Zions Bank, Amegy Bank, California Bank & Trust, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. These affiliate banks comprise our primary operating segments. We emphasize local authority, responsibility, pricing, and customization of certain products that are designed to maximize customer satisfaction, strengthen community relations, and improve profitability and shareholder returns.
At December 31, 2024, Zions Bank operated 92 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. CB&T operated 75 branches in California. Amegy operated 75 branches in Texas. NBAZ operated 56 branches in Arizona. NSB operated 43 branches in Nevada. Vectra operated 33 branches in Colorado and one branch in New Mexico. TCBW operated two branches in Washington and one branch in Oregon. In 2024, all of the Bank’s assets, revenues, and expenses were located in or derived from operations within the United States.
On September 23, 2024, we announced that we entered into an agreement to purchase four FirstBank Coachella Valley, California branches and their associated deposit and loan accounts. These branches will be operated by our CB&T affiliate bank. In addition to the four branches, the purchase includes approximately $700 million in deposits and $400 million in commercial and consumer loans. These amounts are subject to change. The transaction is expected to be completed in the first quarter of 2025, subject to customary closing conditions.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We focus on serving customers in the communities in which we operate. Each of our operating segments provide a wide range of banking products and related services, delivered digitally or by other means, including primarily commercial and small business banking, capital markets and investment banking, commercial real estate lending, retail banking, and wealth management.
Our affiliate banks are supported by an enterprise operating segment, referred to as the “Other” segment, which provides governance and risk management, allocates capital, establishes strategic objectives, and includes centralized technology, back-office functions, and certain lines of business not operated through our affiliate banks. The cost of centrally provided services are allocated to the operating segments based on estimated or actual usage of those services. Capital is allocated according to the risk-weighted assets held by each operating segment. We employ an internal funds transfer pricing (“FTP”) allocation process to report the results of operations for operating segments. This process is subject to ongoing changes and refinements. The total average loans and deposits presented for the operating segments include minor intercompany amounts and may also include deposits with the “Other” segment. Transactions between operating segments are primarily conducted at fair value, with profits eliminated for consolidated reporting purposes.
We evaluate performance and allocate resources primarily based on income or loss from operations before income taxes. The accounting policies of the operating segments align with those in the Notes to Consolidated Financial Statements.
The chief operating decision maker (“CODM”) is our Chairman and Chief Executive Officer. The CODM regularly receives certain segment information, including net interest income, noninterest income, significant noninterest expenses, and income or loss from operations before income taxes. This information is used to evaluate performance and allocate resources for each segment.
The following schedule presents selected operating segment information that is regularly provided to the CODM to evaluate performance and allocate resources:

(In millions)	Zions Bank			CB&T			Amegy
	2024	2023	2022	2024	2023	2022	2024	2023	2022
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$692	$698	$726	$584	$602	$592	$496	$457	$505
Provision for credit losses	(8)	20	43	42	44	49	22	15	5
Net interest income after provision for credit losses	700	678	683	542	558	543	474	442	500
Noninterest income	187	192	186	121	116	114	175	184	165
Noninterest expense:
Salaries and employee benefits	141	142	137	126	126	121	112	107	105
Technology, telecom, and information processing	14	16	14	5	5	4	8	8	8
Occupancy and equipment, net	27	27	24	33	34	33	33	28	28
Other direct expenses [2]	71	96	60	42	58	33	56	70	40
Indirect/allocated expenses	318	301	263	197	188	149	247	240	174
Total noninterest expense	571	582	498	403	411	340	456	453	355
Income (loss) before income taxes	$316	$288	$371	$260	$263	$317	$193	$173	$310
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$14,799	$14,296	$13,272	$14,286	$14,128	$13,129	$13,398	$12,851	$12,110
Total average deposits	21,151	20,233	24,316	14,582	14,253	16,160	14,792	13,569	15,735

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	NBAZ			NSB			Vectra
	2024	2023	2022	2024	2023	2022	2024	2023	2022
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$245	$249	$242	$197	$192	$185	$148	$151	$153
Provision for credit losses	17	4	11	(11)	42	4	3	7	9
Net interest income after provision for credit losses	228	245	231	208	150	181	145	144	144
Noninterest income	43	40	48	52	45	48	29	28	31
Noninterest expense:
Salaries and employee benefits	54	55	51	46	45	44	41	41	39
Technology, telecom, and information processing	4	4	4	6	5	6	2	3	3
Occupancy and equipment, net	11	10	10	11	12	11	11	12	8
Other direct expenses [2]	26	29	17	21	27	16	14	18	10
Indirect/allocated expenses	101	96	85	93	85	74	69	67	60
Total noninterest expense	196	194	167	177	174	151	137	141	120
Income (loss) before income taxes	$75	$91	$112	$83	$21	$78	$37	$31	$55
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,683	$5,318	$4,911	$3,555	$3,392	$2,987	$4,063	$4,004	$3,632
Total average deposits	6,933	7,008	8,035	7,169	6,964	7,436	3,505	3,482	4,109

(In millions)	TCBW			Other			Consolidated Bank
	2024	2023	2022	2024	2023	2022	2024	2023	2022
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$63	$61	$63	$5	$28	$54	$2,430	$2,438	$2,520
Provision for credit losses	9	2	1	(2)	(2)	—	72	132	122
Net interest income after provision for credit losses	54	59	62	7	30	54	2,358	2,306	2,398
Noninterest income	8	7	7	85	65	33	700	677	632
Noninterest expense:
Salaries and employee benefits	12	13	12	755	746	726	1,287	1,275	1,235
Technology, telecom, and information processing	2	2	2	219	197	168	260	240	209
Occupancy and equipment, net	3	2	3	32	35	35	161	160	152
Other direct expenses [2]	5	7	4	103	117	102	338	422	282
Indirect/allocated expenses	11	11	3	(1,036)	(988)	(808)	—	—	—
Total noninterest expense	33	35	24	73	107	223	2,046	2,097	1,878
Income (loss) before income taxes	$29	$31	$45	$19	$(12)	$(136)	$1,012	$886	$1,152
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,805	$1,705	$1,630	$958	$1,046	$927	$58,547	$56,740	$52,598
Total average deposits	1,144	1,196	1,571	5,484	6,161	1,167	74,760	72,866	78,529
1 Interest income is shown net of interest expense consistent with the information regularly provided to the CODM and used to evaluate segment performance.
2 Includes expenses such as professional and legal services, marketing and business development, deposit insurance and regulatory expense, credit-related expense, other real estate expense, and other noninterest expense.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
23.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following schedule presents quarterly financial information for 2024 and 2023:

(In millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2024
Total interest income	$1,062	$1,104	$1,073	$1,054
Net interest income	627	620	597	586
Provision for credit losses	41	13	5	13
Noninterest income	193	172	179	156
Noninterest expense	509	502	509	526
Income before income taxes	270	277	262	203
Net income	216	214	201	153
Preferred stock dividends	(10)	(10)	(11)	(10)
Preferred stock redemption	(6)	—	—	—
Net earnings applicable to common shareholders	200	204	190	143
Net earnings per common share:
Basic	1.34	1.37	1.28	0.96
Diluted	1.34	1.37	1.28	0.96
2023
Total interest income	$1,040	$1,010	$977	$920
Net interest income	583	585	591	679
Provision for credit losses	—	41	46	45
Noninterest income	148	180	189	160
Noninterest expense	581	496	508	512
Income before income taxes	150	228	226	282
Net income	126	175	175	204
Preferred stock dividends	(10)	(7)	(9)	(6)
Net earnings applicable to common shareholders	116	168	166	198
Net earnings per common share:
Basic	0.78	1.13	1.11	1.33
Diluted	0.78	1.13	1.11	1.33
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024. There were no changes in our internal control over financial reporting during the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. For management’s report on the adequacy of internal control over financial reporting, see “Report on Management’s Assessment of Internal Control over Financial Reporting” included in Item 8 on page 86. Additionally, see “Report on Internal Control over Financial Reporting” issued by Ernst & Young LLP included in Item 8 on page 87.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 9B. OTHER INFORMATION
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of securities by directors, officers, and non-executive employees. These policies and procedures are reasonably designed to ensure compliance with insider trading laws, rules, and regulations, as well as any applicable listing standards.
None of our directors or officers adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement during the year ended December 31, 2024. Our directors and officers participate in certain benefit plans, such as our Omnibus Incentive Plan and Payshelter 401(k) and Employee Stock Ownership Plan. They may occasionally elect to have shares withheld to cover withholding taxes or to pay the exercise price of options granted under these plans. These elections may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements as defined in Item 408(c) of Regulation S-K.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following schedule presents information regarding the shares of our common stock that may be issued under existing equity compensation plans as of December 31, 2024:

	(a)	(b)	(c)
Plan category [1]	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plan approved by security holders:

Zions Bancorporation, N.A. 2022 Omnibus Incentive Plan	1,118,433	$54.07	1,965,994
1 Column (a) excludes 66,059 shares of unvested restricted stock, and 1,623,503 RSUs, each unit representing the right to one share of common stock. The schedule also excludes 5,223 shares of common stock issuable upon the exercise of stock options, with a weighted average exercise price of $6.41, granted under plans assumed in mergers that are outstanding.
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
Consolidated balance sheets — December 31, 2024 and 2023
Consolidated statements of income — Years ended December 31, 2024, 2023, and 2022
Consolidated statements of comprehensive income — Years ended December 31, 2024, 2023, and 2022
Consolidated statements of changes in shareholders’ equity — Years ended December 31, 2024, 2023, and 2022
Consolidated statements of cash flows — Years ended December 31, 2024, 2023, and 2022
Notes to consolidated financial statements — December 31, 2024
(2) Financial statement schedules — All financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions; the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and have therefore been omitted.
(3) List of Exhibits:

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

4.1	Description of Securities of Zions Bancorporation, National Association, as of December 31, 2024 (filed herewith).

10.1	Zions Bancorporation 2023-2025 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2023.	*

10.2	Zions Bancorporation 2021-2023 Value Sharing Plan with conditional incentives, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2022.	*

10.3	Zions Bancorporation 2022-2024 Value Sharing Plan, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2022.	*

10.4	Zions Bancorporation 2024-2026 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2024.	*

10.5	Zions Bancorporation 2017 Management Incentive Compensation Plan, incorporated by reference to Appendix I of our Proxy Statement dated April 14, 2016.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

10.6	Zions Bancorporation Third Restated and Revised Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2018.	*

10.7	Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2018.	*

10.8	Amendment to the Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2015.	*

10.9	Amegy Bancorporation, Inc. Fifth Amended and Restated Non-Employee Directors Deferred Fee Plan (Frozen upon merger with Zions Bancorporation in 2005), incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2018.	*

10.10	Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2020.	*

10.11	Zions Bancorporation First Restated Excess Benefit Plan, incorporated by reference to Exhibit 10.9 of Form 10-K for the year ended December 31, 2020.	*

10.12	Amegy Bancorporation 2004 (formerly Southwest Bancorporation of Texas, Inc.) Omnibus Incentive Plan, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2015.	*

10.13	Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB effective October 1, 2002, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2018.	*

10.14	Amendment to the Trust Agreement Establishing the Zions Bancorporation Deferred Compensation Plans Trust, effective September 1, 2006, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2018.	*

10.15	Amendment to the Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB substituting Prudential Bank & Trust, FSB as the trustee, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2016.	*

10.16	Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 1, 2006, incorporated by reference to Exhibit 10.15 of Form 10-K for the year ended December 31, 2018.	*

10.17	Revised schedule C to Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 13, 2006, incorporated by reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 2018.	*

10.18	Third Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, dated June 13, 2012, incorporated by reference to Exhibit 10.17 of Form 10-K for the year ended December 31, 2017.	*

10.19	Fifth Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2018.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

10.20	Sixth Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, dated August 17, 2015, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2020.	*

10.21	Seventh Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, effective September 30, 2018, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2018.	*

10.22	Ninth Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, effective April 1, 2022, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2022.	*

10.23	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, Restated and Amended effective January 1, 2007, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2018.	*

10.24	Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 31, 2018, effective January 1, 2019, incorporated by reference to Exhibit 10.27 of Form 10-K for the year ended December 31, 2018.	*

10.25	Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated June 27, 2019, effective September 30, 2018, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2019.	*

10.26	Fourth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated September 11, 2020, effective January 1, 2020, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2020.	*

10.27	Fifth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated September 11, 2020, effective January 1, 2020, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2020.	*

10.28	Sixth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated September 11, 2020, effective October 1, 2020, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2020.	*

10.29	Seventh Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 23, 2020, effective January 1, 2021, incorporated by reference to Exhibit 10.32 of Form 10-K for the year ended December 31, 2020.	*

10.30	Eighth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 20, 2022, effective January 1, 2023, incorporated by reference to Exhibit 10.30 of Form 10-K for the year ended December 31, 2022.	*

10.31	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, Restated and Amended effective August 23, 2024, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2024.	*

10.32	Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.42 of Form 10-K for the year ended December 31, 2020.	*

10.33	Form of Restricted Stock Award Agreement subject to holding requirement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.43 of Form 10-K for the year ended December 31, 2020.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

10.34	Form of Standard Restricted Stock Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.44 of Form 10-K for the year ended December 31, 2020.	*

10.35	Form of Standard Restricted Stock Unit Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.45 of Form 10-K for the year ended December 31, 2020.	*

10.36	Form of Restricted Stock Unit Agreement subject to holding requirement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.46 of Form 10-K for the year ended December 31, 2020.	*

10.37	Form of Standard Stock Option Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.47 of Form 10-K for the year ended December 31, 2020.	*

10.38	Form of Standard Directors Stock Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.48 of Form 10-K for the year ended December 31, 2020.	*

10.39	Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Appendix I of Schedule 14A, dated March 17, 2022.	*

10.40	Amendment to the Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Appendix I of Schedule 14A, dated March 14, 2024.	*

10.41	Form of Standard Restricted Stock Award Agreement, Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.8 of Form 10-Q for the quarter ended June 30, 2022.	*

10.42	Form of Restricted Stock Award Agreement subject to holding requirement, Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.9 of Form 10-Q for the quarter ended June 30, 2022.	*

10.43	Form of Standard Restricted Stock Unit Award Agreement, Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.10 of Form 10-Q for the quarter ended June 30, 2022.	*

10.44	Form of Restricted Stock Unit Award Agreement subject to holding requirement, Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.11 of Form 10-Q for the quarter ended June 30, 2022.	*

10.45	Form of Standard Stock Option Award Agreement, Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.12 of Form 10-Q for the quarter ended June 30, 2022).	*

10.46	Form of Standard Directors Stock Award Agreement, Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.13 of Form 10-Q for the quarter ended June 30, 2022.	*

10.47	Form of Change in Control Agreement between the Bank and Certain Executive Officers, incorporated by reference to Exhibit 10.49 of Form 10-K for the year ended December 31, 2020.	*

10.48	Form of Change in Control Agreement between the Bank and Dallas E. Haun, dated May 23, 2008, incorporated by reference to Exhibit 10.50 of Form 10-K for the year ended December 31, 2020.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

19	Insider Trading Policy of Zions Bancorporation, National Association (filed herewith).

21	List of Subsidiaries of Zions Bancorporation, National Association (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

97	Recoupment policy of Zions Bancorporation, National Association (filed herewith).

101	Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in inline XBRL: (i) the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, (ii) the Consolidated Statements of Income for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

104	The cover page from this Form 10-K, formatted as Inline XBRL.
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
February 25, 2025    ZIONS BANCORPORATION, NATIONAL ASSOCIATION

By	/s/ Harris H. Simmons
HARRIS H. SIMMONS, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
February 25, 2025

/s/ Harris H. Simmons	/s/ R. Ryan Richards
HARRIS H. SIMMONS, Director, Chairman and Chief Executive Officer (Principal Executive Officer)	R. RYAN RICHARDS, Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Jason D. Arbuckle	/s/ Maria Contreras-Sweet
JASON D. ARBUCKLE, Controller (Principal Accounting Officer)	MARIA CONTRERAS-SWEET, Director

/s/ Gary L. Crittenden	/s/ Suren K. Gupta
GARY L. CRITTENDEN, Director	SUREN K. GUPTA, Director

/s/ Claire A. Huang	/s/ Vivian S. Lee
CLAIRE A. HUANG, Director	VIVIAN S. LEE, Director

/s/ Scott J. McLean	/s/ Edward F. Murphy
SCOTT J. MCLEAN, Director	EDWARD F. MURPHY, Director

/s/ Stephen D. Quinn	/s/ Aaron B. Skonnard
STEPHEN D. QUINN, Director	AARON B. SKONNARD, Director

/s/ Barbara A. Yastine
BARBARA A. YASTINE, Director