Form 10-Q
period 2025-03-31
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2025-05-08
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
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

•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
•Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Number of common shares outstanding at April 30, 2025: 147,570,811 shares

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	GAAP	Generally Accepted Accounting Principles
AFS	Available-for-Sale	GCF	General Collateral Funding
ALLL	Allowance for Loan and Lease Losses	HECL	Home Equity Credit Line
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	HTM	Held-to-Maturity
AOCI	Accumulated Other Comprehensive Income or Loss	IPO	Initial Public Offering
ASU	Accounting Standards Update	LTV	Loan-to-Value
Board	Board of Directors	NASDAQ	National Association of Securities Dealers Automated Quotations
bps	Basis Points	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	NM	Not Meaningful
CET1	Common Equity Tier 1	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
CLTV	Combined Loan-to-Value Ratio	OCC	Office of the Comptroller of the Currency
CODM	Chief Operating Decision Maker	OCI	Other Comprehensive Income or Loss
CRE	Commercial Real Estate	OREO	Other Real Estate Owned
CVA	Credit Valuation Adjustment	PEI	Private Equity Investment
DTA	Deferred Tax Asset	PPNR	Pre-provision Net Revenue
DTL	Deferred Tax Liability	ROU	Right-of-Use
EaR	Earnings at Risk	RULC	Reserve for Unfunded Lending Commitments
EPS	Earnings per Share	S&P	Standard & Poor's
EVE	Economic Value of Equity	SBA	U.S. Small Business Administration
FASB	Financial Accounting Standards Board	SBIC	Small Business Investment Company
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
FICO	Fair Isaac Corporation	U.S.	United States
FRB	Federal Reserve Board	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
FTP	Funds Transfer Pricing	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
PART I.    FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
This quarterly report includes “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements are based on management’s current expectations and assumptions regarding future events or determinations, all of which are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements, industry trends, and results or regulatory outcomes to differ materially from those expressed or implied. Forward-looking statements include, among others:
•Statements with respect to the beliefs, plans, objectives, goals, targets, commitments, designs, guidelines, expectations, anticipations, and future financial condition, results of operations, and performance of Zions Bancorporation, National Association, and its subsidiaries (collectively “Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”); and
•Statements preceded or followed by, or that include the words “may,” “might,” “can,” “continue,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “forecasts,” “expect,” “intend,” “target,” “commit,” “design,” “plan,” “projects,” “will,” and the negative thereof and similar words and expressions.
Forward-looking statements are not guarantees and should not be relied upon as representing management’s views as of any subsequent date. Actual results and outcomes may differ materially from those presented. Although the following list is not comprehensive, key factors that may cause material differences include:
•The quality and composition of our loan and investment securities portfolios and the quality and composition of our deposits;
•Changes in general industry, political, and economic conditions, including elevated inflation, economic slowdown or recession, or other economic challenges; imposition of announced or future tariffs (including retaliatory tariffs) and resulting market volatility and uncertainty, including the effects on supply chains, operations, consumer confidence, and financial performance of us and our customers; changes in interest and reference rates, which could adversely affect our revenues and expenses, the value of assets and liabilities, and the availability and cost of capital and liquidity; and deterioration in economic conditions that may result in increased loan and lease losses;
•Political developments, such as transitions in administration, shifts in congressional control and influence, and policy changes, can significantly impact government operations and effectiveness. These effects may include disruptions in and disbursement of government funding, protracted litigation, increased risk of government shutdowns, and potential downgrades in United States (“U.S.”) credit ratings;
•The effects of newly enacted and proposed regulations affecting us and the banking industry, as well as changes and uncertainties in the interpretation, enforcement, and applicability of laws and fiscal, monetary, regulatory, trade, and tax policies;
•Actions taken by governments, agencies, central banks, and similar organizations, including those that result in decreases in revenue, increases in regulatory fees, insurance assessments, and capital standards; and other regulatory requirements;
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
•The effects of wars, domestic and international trade policies and disputes, geopolitical conflicts, and other local, national, or international disasters, crises, or conflicts that may occur in the future;
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
•The impact of bank closures or adverse developments at other banks on general public, customer, and investor sentiment regarding the stability and liquidity of banks; and
•Adverse news and other expressions of negative public opinion whether directed at us, other banks, the banking industry, or otherwise that may adversely affect our reputation and that of the banking industry generally.
Factors that could cause our actual results, performance, achievements, industry trends, or regulatory outcomes to differ materially from those expressed or implied in the forward-looking statements are discussed in our 2024 Form 10-K and subsequent filings with the Securities and Exchange Commission (“SEC”). These documents are available on our website (www.zionsbancorporation.com) and from the SEC (www.sec.gov).
We caution against placing undue reliance on forward-looking statements, as they reflect our views only as of the date they are issued. Except as required by law, we specifically disclaim any obligation to update any factors or publicly announce revisions to forward-looking statements to reflect future events or developments.
RESULTS OF OPERATIONS
Comparisons noted below are calculated for the current quarter versus the same prior year period, unless otherwise specified. Growth rates of 100% or more are considered not meaningful (“NM”) as they typically reflect a low starting point.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
First Quarter 2025 Financial Performance

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions) [1]	Efficiency Ratio [1]
1 For information on non-GAAP financial measures, see page 40.
Executive Summary
Our financial performance in the first quarter of 2025, relative to the prior year period, reflected growth in net earnings, diluted earnings per share (“EPS”), and adjusted pre-provision net revenue. Diluted EPS was $1.13, compared with $0.96 in the first quarter of 2024, as higher net interest income and noninterest income were partially offset by increased noninterest expense, and a higher provision for credit losses.
EPS was negatively impacted $0.11 per share by an increase of $16 million in income tax expense due to a required revaluation of our deferred tax assets resulting from newly enacted Utah state tax legislation during the quarter. Approximately $14 million of this additional expense is related to investment securities with unrealized losses in accumulated other comprehensive income (“AOCI”) and is expected to accrete back into income over the life of the respective securities. Additionally, this legislation is expected to reduce Utah tax expense related to investment securities and trading income in future periods.
•Net interest income increased $38 million, or 6%, compared with the prior year period, primarily as a result of lower funding costs and a favorable mix change in average interest-earning assets. The net interest margin improved to 3.10%, compared with 2.94%.
◦Average interest-earning assets increased $1.4 billion, or 2%, primarily driven by growth in average loans, leases, and money market investments, partially offset by a decline in average securities.
◦Average interest-bearing liabilities increased $2.3 billion, or 4%, primarily due to an increase in average interest-bearing deposits, which was partially offset by a decrease in average borrowed funds.
◦Total loans and leases increased $1.8 billion, or 3%, primarily driven by growth in the consumer 1-4 family residential mortgage and commercial and industrial loan portfolios.
◦Total deposits increased $1.5 billion, or 2%, primarily due to an increase in interest-bearing deposits, partially offset by a decrease in noninterest-bearing deposits. Customer deposits (excluding brokered deposits) totaled $70.9 billion, compared with $69.9 billion.
◦Total loans and deposits at March 31, 2025 included approximately $420 million of consumer and commercial loan balances and $630 million of deposit balances, respectively, which were acquired from the purchase of four FirstBank Coachella Valley, California branches in late March 2025.
•The provision for credit losses was $18 million, compared with $13 million in the prior year period.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•Customer-related noninterest income increased $6 million, or 4%, primarily due to higher loan-related fees and income, as well as improved capital markets fees and income. Noncustomer-related noninterest income increased $9 million, mainly due to an increase in net securities gains, largely attributable to valuation adjustments in our Small Business Investment Company (“SBIC”) investment portfolio and a valuation loss associated with one of our equity investments in the prior year period.
•Noninterest expense increased $12 million, or 2%, primarily due to increases in salaries and employee benefits expense; technology, telecom, and information processing expense; and other noninterest expense. These increases were partially offset by a decrease in deposit insurance and regulatory expense, primarily due to a $13 million Federal Deposit Insurance Corporation (“FDIC”) special assessment accrual during the prior year quarter.
•Net loan and lease charge-offs totaled $16 million, or 0.11% of average loans and leases annualized, compared with $6 million, or 0.04%, in the prior year quarter. The ratio of allowance for credit losses (“ACL”) to total loans and leases was 1.24%, compared with 1.27%.
•Nonperforming assets totaled $307 million, or 0.51% of total loans and leases and other real estate owned, compared with $254 million, or 0.44%. The increase was primarily in the term commercial real estate (“CRE”), consumer 1-4 family residential, and commercial and industrial portfolios.
•Classified loans totaled $2.9 billion, or 4.82% of total loans and leases, compared with $966 million, or 1.66%, in the prior year quarter, and remained relatively stable compared with $2.9 billion, or 4.83%, in the prior quarter. The year-over-year increase was primarily in the multifamily and industrial CRE loan portfolios, largely due to an increased emphasis in risk grading on current cash flows, and less emphasis on the adequacy of collateral values and the strength of guarantors and sponsors. Weaker performance in the 2021, 2022, and 2023 construction loan vintages also contributed to the increase, as borrowers missed projections due to longer-than-anticipated lease-up periods, rent concessions, elevated costs, and higher interest rates.
•Total borrowed funds, primarily consisting of secured borrowings, decreased $1.0 billion, or 18%, from the prior year quarter, primarily due to a reduction in security repurchase agreements and Federal Reserve Board (“FRB”) short-term advances, partially offset by an increase in long-term debt.
Net Interest Income and Net Interest Margin
NET INTEREST INCOME AND NET INTEREST MARGIN

	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2025	2024

Interest and fees on loans [1]	$850	$865	$(15)	(2)%
Interest on money market investments	53	47	6	13
Interest on securities	125	142	(17)	(12)
Total interest income	1,028	1,054	(26)	(2)
Interest on deposits	326	376	(50)	(13)
Interest on short- and long-term borrowings	78	92	(14)	(15)
Total interest expense	404	468	(64)	(14)
Net interest income	$624	$586	$38	6

Average interest-earning assets	$83,002	$81,613	$1,389	2%
Average interest-bearing liabilities	57,322	55,043	2,279	4
			bps
Net interest margin [2]	3.10%	2.94%	16
1 Includes interest income recoveries of $4 million and $2 million for the three months ended March 31, 2025, and 2024, respectively.
2 Taxable-equivalent rates used where applicable.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Net interest income represented 78% and 79% of our net revenue (net interest income plus noninterest income) during the first quarters of 2025 and 2024, respectively. It increased $38 million, or 6%, relative to the prior year quarter, as the decrease in funding costs outpaced the repricing of interest-earning assets. The net interest margin improved to 3.10%, compared with 2.94%.
The following chart presents the changes in yields on average interest-earning assets:

YIELDS ON AVERAGE INTEREST-EARNING ASSETS
(Three Months Ended)
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
Yield/Rate %
5.84%
5.92%
6.06%
5.81%
5.08%
5.13%
4.66%
5.00%
5.25%
2.75%
2.73%
2.84%
1Q25
4Q24
1Q24
Loans and leases
Investment securities
Money market investments
Total interest-earning assets

The yield on average interest-earning assets decreased 17 basis points (“bps”) in the first quarter of 2025, compared with the prior year period. This decline reflects a lower interest rate environment, partially offset by a favorable asset mix change, as average loans and leases and average money market investments increased, while average investment securities decreased. The yield on average loans and leases decreased 22 bps, the yield on average money market investments decreased 115 bps, and the yield on average securities decreased 9 bps in the first quarter of 2025.
The following chart presents the changes in rates paid on average interest-bearing liabilities:

RATES PAID ON AVERAGE INTEREST-BEARING LIABILITIES
(Three Months Ended)

Yield/Rate %
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
4.74%
4.94%
5.15%
2.61%
2.87%
3.16%
2.01%
2.12%
2.34%
1.76%
1.93%
2.06%
1Q25
4Q24
1Q24
Interest-bearing deposits
Borrowed funds
Total deposits & interest-bearing liabilities
Total deposits

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The total cost of deposits decreased 30 bps, and the rate paid on total deposits and interest-bearing liabilities decreased 33 bps during the first quarter of 2025, compared with the prior year period. This decline also reflects a lower interest rate environment, partially offset by an adverse mix change from noninterest-bearing to interest-bearing products. The rate paid on total borrowed funds decreased 41 bps.
Average interest-earning assets increased $1.4 billion, or 2% from the prior year quarter, as growth in average loans and leases and average money market investments was partially offset by a decline in average securities.
Average loans and leases increased $1.7 billion, or 3%, to $59.6 billion, primarily due to growth in average consumer and commercial loans. Average securities decreased $1.7 billion, or 8%, to $18.7 billion, primarily due to principal reductions.
Average interest-bearing liabilities increased $2.3 billion, or 4%, from the prior year quarter. This growth was largely driven by an increase in average interest-bearing deposits, partially offset by decreases in average noninterest-bearing deposits and average borrowed funds.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average deposits increased $1.5 billion, or 2%, to $74.9 billion. Average interest-bearing deposits increased $2.9 billion, or 6%, primarily due to customer deposit growth. Average noninterest-bearing deposits decreased $1.4 billion, or 5%, and represented 32% of total deposits during the first quarter of 2025, compared with 35% during the same prior year period.
Average borrowed funds, primarily consisting of secured borrowings, decreased $570 million, or 8%, to $6.7 billion. This decrease was primarily due to a reduction in security repurchase agreements and FRB short-term advances, partially offset by an increase in long-term debt. The increase in long-term debt was due to the issuance of $500 million of 6.82% Fixed-to-Floating Subordinated Notes, partially offset by the redemption of $88 million of 6.95% Fixed-to-Floating Subordinated Notes during the fourth quarter of 2024.
For more information on our investment securities portfolio and borrowed funds and how we manage liquidity risk, refer to the “Investment Securities Portfolio” section on page 17 and the “Liquidity Risk Management” section on page 36. For further discussion of the effects of market rates on net interest income and how we manage interest rate risk, refer to the “Interest Rate and Market Risk Management” section on page 33.
The following schedule summarizes the average balances, the amount of interest earned or paid, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(Dollar amounts in millions)	Average balance	Interest	Yield/ Rate [1]	Average balance	Interest	Yield/ Rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$1,632	$19	4.59%	$1,447	$20	5.71%
Federal funds sold and securities purchased under agreements to resell	2,971	34	4.70	1,826	27	5.89
Total money market investments	4,603	53	4.66	3,273	47	5.81
Trading securities	25	—	4.01	33	—	4.27
Investment securities:
Available-for-sale	9,101	74	3.27	10,067	86	3.45
Held-to-maturity	9,555	53	2.25	10,277	57	2.25
Total investment securities	18,656	127	2.75	20,344	143	2.84
Loans held for sale	83	1	NM	56	1	NM
Loans and leases: [2]
Commercial	31,033	448	5.86	30,482	451	5.95
Commercial real estate	13,557	220	6.59	13,504	245	7.29
Consumer	15,045	190	5.12	13,921	177	5.10
Total loans and leases	59,635	858	5.84	57,907	873	6.06
Total interest-earning assets	83,002	1,039	5.08	81,613	1,064	5.25
Cash and due from banks	705			710
Allowance for credit losses on loans and debt securities	(692)			(685)
Goodwill and intangibles	1,052			1,058
Other assets	5,376			5,274
Total assets	$89,443			$87,970
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$39,646	$213	2.18%	$38,044	$259	2.73%
Time	11,024	113	4.15	9,777	117	4.81
Total interest-bearing deposits	50,670	326	2.61	47,821	376	3.16
Borrowed funds:
Federal funds and security repurchase agreements	1,721	19	4.36	1,748	23	5.38
Other short-term borrowings	3,976	44	4.52	4,931	61	4.98
Long-term debt	955	15	6.38	543	8	5.99
Total borrowed funds	6,652	78	4.74	7,222	92	5.15
Total interest-bearing liabilities	57,322	404	2.85	55,043	468	3.42
Noninterest-bearing demand deposits	24,249			25,537
Other liabilities	1,624			1,661
Total liabilities	83,195			82,241
Shareholders’ equity:
Preferred equity	66			440
Common equity	6,182			5,289
Total shareholders’ equity	6,248			5,729
Total liabilities and shareholders’ equity	$89,443			$87,970
Spread on average interest-bearing funds			2.23%			1.83%
Net impact of noninterest-bearing sources of funds			0.87%			1.11%
Net interest margin		$635	3.10%		$596	2.94%
Memo: total cost of deposits			1.76%			2.06%
Memo: total deposits and interest-bearing liabilities	$81,571	404	2.01%	$80,580	468	2.34%
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
The ACL was $743 million at March 31, 2025, compared with $736 million at March 31, 2024. The increase in the ACL primarily reflects credit quality deterioration and loan growth, partially offset by lower reserves associated with portfolio-specific risks, including commercial real estate, improvements in economic forecasts, and changes in loan portfolio composition. The ratio of ACL to total loans and leases was 1.24% at March 31, 2025, compared with 1.27% at March 31, 2024.
The provision for credit losses, which includes both the provision for loan and lease losses and the provision for unfunded lending commitments, was $18 million in the first quarter of 2025, compared with $13 million in the first quarter of 2024. The provision for securities losses was less than $1 million during both the first quarters of 2025 and 2024.

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
The second bar represents changes in these economic forecasts and current economic conditions, including management’s judgment on the weighting of the economic forecasts during the current quarter. These changes contributed to a $25 million decrease in the ACL from the prior year quarter.
The third bar represents changes in credit quality factors, and includes risk grade migration, portfolio-specific risks, and specific reserves against loans. Combined, these factors contributed to a $2 million decrease in the ACL, driven largely by a reduced emphasis on certain portfolio-specific risks, including CRE, partially offset by credit quality deterioration.
The fourth bar represents changes in our loan portfolio composition, including changes in loan balances and mix, the aging of the portfolio, and other qualitative risk factors. The effects of $1.8 billion in period-ending loan growth, partially offset by changes in mix of the loan portfolio, resulted in a net $34 million increase in the ACL.
See “Credit Risk Management” on page 21 and Note 6 in our 2024 Form 10-K for more information on how we determine the appropriate level of the ALLL and the RULC.

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
Noninterest income represented 22% and 21% of our net revenue (net interest income plus noninterest income) during the first quarter of 2025 and 2024, respectively, and increased $15 million, or 10%, relative to the prior year quarter. The following schedule presents a comparison of the major components of noninterest income:
NONINTEREST INCOME

	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2025	2024

Commercial account fees	$45	$44	$1	2%
Card fees	23	23	—	—
Retail and business banking fees	17	16	1	6
Loan-related fees and income	17	15	2	13
Capital markets fees and income [1]	27	25	2	8
Wealth management fees	15	15	—	—
Other customer-related fees	14	14	—	—
Customer-related noninterest income	158	152	6	4
Dividends and other income	7	6	1	17
Securities gains (losses), net	6	(2)	8	NM
Noncustomer-related noninterest income	13	4	9	NM
Total noninterest income	$171	$156	$15	10
1 Effective for the first quarter of 2025, capital markets fees and income includes fair value and nonhedge derivative income (loss) of less than $1 million and $1 million for the three months ended March 31, 2025 and 2024, respectively. These amounts were previously disclosed under noncustomer-related noninterest income. No other income statement line items or ratios were affected by these changes and reclassifications. Prior period amounts have been reclassified for comparative purposes.
Customer-related Noninterest Income
Customer-related noninterest income increased $6 million, or 4%, compared with the prior year period. This growth was largely driven by higher loan-related fees and income, as well as improved capital markets fees and income, primarily due to increased investment banking advisory fees.
Noncustomer-related Noninterest Income
Noncustomer-related noninterest income increased $9 million, compared with the prior year period, primarily due to an $8 million increase in net securities gains. This increase was largely attributable to valuation adjustments in our SBIC investment portfolio, and a $4 million valuation loss associated with one of our equity investments in the prior year period.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Noninterest Expense
The following schedule presents a comparison of the major components of noninterest expense:
NONINTEREST EXPENSE

	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2025	2024

Salaries and employee benefits	$342	$331	$11	3%
Technology, telecom, and information processing	70	62	8	13
Occupancy and equipment, net	41	39	2	5
Professional and legal services	13	16	(3)	(19)
Marketing and business development	11	10	1	10
Deposit insurance and regulatory expense	22	34	(12)	(35)
Credit-related expense	6	7	(1)	(14)
Other real estate expense, net	—	—	—	NM
Other	33	27	6	22
Total noninterest expense	$538	$526	$12	2
Adjusted noninterest expense (non-GAAP)	$533	$511	$22	4%
Noninterest expense increased $12 million, or 2%, compared with the prior year quarter. Salaries and employee benefits expense increased $11 million, primarily due to higher incentive compensation, benefits, and severance expenses. Technology, telecom, and information processing expense increased $8 million, mainly due to higher application software, license, and maintenance expenses. Other noninterest expense increased $6 million, partly due to a $3 million impairment of certain long-lived assets. These increases were partially offset by a $12 million decrease in deposit insurance and regulatory expense, primarily due to a $13 million accrual associated with an updated FDIC special assessment estimate during the prior year quarter.
Adjusted noninterest expense increased $22 million, or 4%. The efficiency ratio was 66.6%, compared with 67.9%, as the increase in adjusted taxable-equivalent revenue outpaced the increase in adjusted noninterest expense. For more information on non-GAAP financial measures, see page 40.
Technology Spend
We invest in technology initiatives designed to improve our products and services, increase our operational efficiency, and enable us to remain competitive. We report these investments as technology spend, which includes the following:
•Technology, telecom, and information processing expense — includes current period expenses presented on the consolidated statement of income related to application software licensing and maintenance, telecommunications, and data processing, less related amortization and depreciation of capitalized technology investments;
•Other technology-related expense — includes related noncapitalized salaries and employee benefits, occupancy and equipment, and professional and legal services; and
•Technology investments — includes capitalized technology infrastructure equipment, hardware, and software (both purchased and internally developed).

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the composition of our technology spend:
TECHNOLOGY SPEND

	Three Months Ended March 31,		Amount change	Percent change
(Dollar amounts in millions)	2025	2024

Technology, telecom, and information processing expense	$70	$62	$8	13%
Less: related amortization and depreciation	(19)	(20)	1	(5)
Other technology-related expense	60	60	—	—
Capitalized technology investments	12	15	(3)	(20)
Total technology spend	$123	$117	$6	5
Total technology spend increased $6 million, or 5%, relative to the prior year quarter, primarily due to the aforementioned increase in technology, telecom, and information processing expense driven by higher application software, license, and maintenance costs, partially offset by a decrease in certain capitalized technology investments.
Income Taxes
The following schedule summarizes the income tax expense and effective tax rates for the periods presented:
INCOME TAXES

	Three Months Ended March 31,
(Dollar amounts in millions)	2025	2024

Income before income taxes	$239	$203
Income tax expense	69	50
Effective tax rate	28.9%	24.6%
The effective tax rate was 28.9% and 24.6% for the three months ended March 31, 2025 and 2024, respectively. This year-over-year increase was primarily attributable to new Utah state tax legislation enacted in the first quarter of 2025 related to our investment securities and trading assets. This legislation required a revaluation of our net deferred tax asset, which primarily arises from unrealized losses in AOCI on certain securities. Consequently, this resulted in $16 million of additional tax expense for the quarter, or a $0.11 per share negative impact. Approximately $14 million of this additional expense is related to investment securities with unrealized losses in AOCI and is expected to accrete back into income over the life of the respective securities. Additionally, this legislation is expected to reduce Utah tax expense related to investment securities and trading income in future periods.
For more information about the factors that impacted the income tax rates, as well as details on deferred income tax assets and liabilities, see Note 12 of the Notes to Consolidated Financial Statements.
Preferred Stock Dividends
Preferred stock dividends totaled $1 million and $10 million for the first quarters of 2025 and 2024, respectively. The decrease was due to the redemption of the outstanding shares of our Series G, I, and J preferred stock in the fourth quarter of 2024.
BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets, which include loans and leases, investment securities, and money market investments, have associated interest rates or yields. We strive to maintain a high level of interest-earning assets relative to total assets. For more information regarding the average balances, associated revenue generated, and the respective yields of our interest-earning assets, see the Average Balance Sheet on page 11.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Investment Securities Portfolio
We invest in securities to manage liquidity and interest rate risk, and to generate interest income. Our portfolio primarily consists of securities that can readily provide cash and liquidity through secured borrowing agreements, without the need to sell the securities. Our fixed-rate securities portfolio helps balance the inherent interest rate mismatch between loans and deposits, and protects the economic value of shareholders’ equity. At March 31, 2025, the estimated duration of our investment securities portfolio, which measures price sensitivity to interest rate changes, was 4.0 years, compared with 3.4 years at December 31, 2024, primarily due to updated prepayment assumptions related to certain securities.
For information about our borrowing capacity associated with the investment securities portfolio and how we manage our liquidity risk, refer to the “Liquidity Risk Management” section on page 36. Additionally, refer to Note 3 and Note 5 of the Notes to Consolidated Financial Statements for more information on fair value measurements and the accounting for our investment securities portfolio.
The following schedule presents the major components of our investment securities portfolio:
INVESTMENT SECURITIES PORTFOLIO

	March 31, 2025			December 31, 2024
(In millions)	Par Value	Amortized cost	Fair value	Par Value	Amortized cost	Fair value
Available-for-sale
U.S. Treasury securities	$1,080	$1,081	$982	$780	$781	$662
U.S. Government agencies and corporations:
Agency securities	404	399	379	446	441	415
Agency guaranteed mortgage-backed securities	7,453	7,507	6,375	7,656	7,713	6,451
Small Business Administration loan-backed securities	400	426	407	427	455	434
Municipal securities	1,050	1,135	1,055	1,096	1,186	1,108
Other debt securities	25	25	25	25	25	25
Total available-for-sale	10,412	10,573	9,223	10,430	10,601	9,095
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	145	145	139	148	148	140
Agency guaranteed mortgage-backed securities	10,761	9,035	8,976	10,983	9,202	8,941
Municipal securities	300	301	285	319	319	301
Total held-to-maturity	11,206	9,481	9,400	11,450	9,669	9,382
Total investment securities	$21,618	$20,054	$18,623	$21,880	$20,270	$18,477
The amortized cost of total investment securities decreased $216 million, or 1%, from December 31, 2024, primarily due to principal reductions. Approximately 7% of the total investment securities were floating-rate instruments at both March 31, 2025 and December 31, 2024. Additionally, at March 31, 2025, we had $4.0 billion pay-fixed swaps as fair value hedges against fixed-rate available-for-sale (“AFS”) securities, effectively converting the fixed interest income to a floating rate on the hedged portion of the securities.
At March 31, 2025, our AFS investment securities portfolio included approximately $161 million of net premium, distributed across various security categories. Total taxable-equivalent premium amortization for these investment securities was $12 million for the first quarter of 2025, compared with $15 million for the same prior year period.
For more information regarding our investment securities portfolio, swaps, and related unrealized gains and losses, refer to the “Interest Rate Risk Management” section on page 33, the “Capital Management” section on page 37, and Note 5 of the Notes to Consolidated Financial Statements.

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
The following schedule presents our total investments and extensions of credit to municipalities:
MUNICIPAL INVESTMENTS AND EXTENSIONS OF CREDIT

(In millions)	March 31, 2025	December 31, 2024

Loans and leases	$4,412	$4,364
Unfunded lending commitments	447	524
Available-for-sale securities	1,055	1,108
Held-to-maturity securities	301	319
Trading securities	64	35
Total	$6,279	$6,350
Our municipal loans and securities are primarily associated with municipalities located within our geographic footprint. The municipal loan and lease portfolio is largely secured by general obligations of municipal entities, real estate, revenue pledges, or equipment. At March 31, 2025, approximately $10 million of our municipal loans and leases were on nonaccrual, compared with $11 million at December 31, 2024. These loans were to private commercial entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Municipal securities are internally graded, similar to loans, using risk-grading systems which vary based on the size and type of credit risk exposure. The internal risk grades assigned to our municipal securities follow our definitions of Pass, Special Mention, and Substandard, which are consistent with published definitions of regulatory risk classifications. At March 31, 2025, all municipal securities were graded as Pass. For additional information about the credit quality of these municipal loans and securities, see Notes 5 and 6 of the Notes to Consolidated Financial Statements.
Loan and Lease Portfolio
We provide a wide range of lending products to commercial customers, primarily small- and medium-sized businesses, as well as other products secured by commercial real estate. Additionally, we provide various retail banking products and services to consumers and small businesses.
The following schedule presents the composition of our loan and lease portfolio:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
LOAN AND LEASE PORTFOLIO

	March 31, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$16,900	28.2%	$16,891	28.4%
Owner-occupied	9,321	15.5	9,333	15.7
Municipal	4,412	7.4	4,364	7.4
Leasing	377	0.6	377	0.6
Total commercial	31,010	51.7	30,965	52.1
Commercial real estate:
Term	10,878	18.2	10,703	18.0
Construction and land development	2,715	4.5	2,774	4.7
Total commercial real estate	13,593	22.7	13,477	22.7
Consumer:
1-4 family residential	10,312	17.2	9,939	16.7
Home equity credit line	3,670	6.1	3,641	6.1
Construction and other consumer real estate	762	1.3	810	1.4
Bankcard and other revolving plans	472	0.8	457	0.8
Other	122	0.2	121	0.2
Total consumer	15,338	25.6	14,968	25.2
Total loans and leases	$59,941	100.0%	$59,410	100.0%
During the first three months of 2025, the loan and lease portfolio increased $531 million, or 1%, to $59.9 billion at March 31, 2025. Loan growth was primarily driven by increases in the consumer 1-4 family residential mortgage and term commercial real estate loan portfolios. At March 31, 2025 and December 31, 2024, the ratio of loans and leases to total assets was 68% and 67%, respectively. The largest loan segment was commercial and industrial loans, which represented 28% of our total loan portfolio for both periods.
At March 31, 2025, total loans and leases included approximately $420 million of consumer and commercial loan balances acquired from the purchase of four FirstBank Coachella Valley, California branches during the first quarter of 2025.
Other Noninterest-Bearing Investments
Other noninterest-bearing investments consist of equity investments held primarily for capital appreciation, dividends, or to meet certain regulatory requirements. The following schedule presents our related investments.
OTHER NONINTEREST-BEARING INVESTMENTS

(Dollar amounts in millions)	March 31, 2025	December 31, 2024	Amount change	Percent change

Bank-owned life insurance	$564	$562	$2	—%
Federal Home Loan Bank stock	146	124	22	18
Federal Reserve stock	54	65	(11)	(17)
Farmer Mac stock	29	28	1	4
SBIC investments	211	204	7	3
Other	41	37	4	11
Total other noninterest-bearing investments	$1,045	$1,020	$25	2
Other noninterest-bearing investments increased $25 million, or 2%, during the first three months of 2025. This increase was primarily due to higher Federal Home Loan Bank (“FHLB”) borrowings, which drove an increase in FHLB stock, as we are required to hold FHLB stock equivalent to approximately 4% of our FHLB borrowings to maintain our borrowing capacity. Additionally, our SBIC investment portfolio increased $7 million, mainly due to

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
valuation adjustments associated with related investments. These increases were partially offset by a decrease in Federal Reserve stock, driven by a reduction in Federal Reserve short-term advances.
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
The following schedule summarizes the capitalized costs associated with this project, which are amortized using a useful life of ten years:
CAPITALIZED COSTS ASSOCIATED WITH THE CORE SYSTEM REPLACEMENT PROJECT

	March 31, 2025
(In millions)	Phase 1	Phase 2	Phase 3	Total

Total amount of capitalized costs, less accumulated amortization	$13	$34	$204	$251
End of scheduled amortization period	Q2 2027	Q1 2029	Q2 2033
Deposits
Deposits are our primary funding source. The following schedule presents the composition of our deposit portfolio:
DEPOSIT PORTFOLIO

	March 31, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	% of total deposits	Amount	% of total deposits
Deposits by type
Noninterest-bearing demand	$24,792	32.8%	$24,704	32.4%
Interest-bearing:
Savings and money market	39,860	52.7	40,037	52.5
Time	6,269	8.2	6,448	8.5
Brokered	4,771	6.3	5,034	6.6
Total interest-bearing	50,900	67.2	51,519	67.6
Total deposits	$75,692	100.0%	$76,223	100.0%
Deposit-related metrics
Estimated amount of insured deposits	$42,792	57%	$41,836	55%
Estimated amount of uninsured deposits	32,900	43	34,387	45
Estimated amount of collateralized deposits [1]	2,772	4	3,199	4
Loan-to-deposit ratio	79%		78%
1 Includes both insured and uninsured deposits.
Total deposits decreased $531 million, or 1%, from December 31, 2024, due to a $619 million decrease in interest-bearing deposits, partially offset by an $88 million increase in noninterest-bearing demand deposits. At March 31, 2025 and December 31, 2024, customer deposits (excluding brokered deposits) totaled $70.9 billion and $71.2 billion, respectively, and included approximately $6.7 billion and $7.0 billion of reciprocal deposits.
At March 31, 2025, total deposits included approximately $630 million of deposit balances acquired from the purchase of four FirstBank Coachella Valley, California branches during the first quarter of 2025.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At March 31, 2025, the estimated total amount of uninsured deposits was $32.9 billion, or 43% of total deposits, compared with $34.4 billion, or 45%, at December 31, 2024. Our loan-to-deposit ratio was 79%, compared with 78% for the same periods. For additional information on liquidity, including the ratio of available liquidity to uninsured deposits, see “Liquidity Risk Management” on page 36.
RISK MANAGEMENT
Risk management is integral to our operations and a key determinant of our overall performance, aligning with our strategic objectives. We employ various strategies to prudently manage the risks to which our operations are exposed, including credit risk, market and interest rate risk, liquidity risk, strategic and business risk, operational risk, technology risk, cybersecurity risk, capital/financial reporting risk, legal/compliance risk (including regulatory risk), and reputational risk. These risks are overseen by various management committees, with the Enterprise Risk Management Committee serving as the focal point. For a more comprehensive discussion of these risks, see “Risk Factors” in our 2024 Form 10-K.
Credit Risk Management
Credit risk is the possibility of loss from the failure of a borrower, guarantor, or another obligor to fully perform under the terms of a credit-related contract. Credit risk arises primarily from our lending activities and off-balance sheet credit instruments.
Our credit policies, credit risk management, and credit examination functions collectively support the oversight of credit risk. We emphasize strong underwriting standards and the early detection of potential problem credits to develop and implement timely action plans, thereby minimizing potential losses. These formal credit policies and procedures provide a framework for consistent underwriting and sound credit decisions at the local banking affiliate level. Our policies include standards for sensitivity and scenario analysis to assess the resilience of borrowers, especially during periods of uncertain or adverse economic conditions. Additionally, we require borrowers to provide evidence of insurance for properties used as collateral, with coverage and levels appropriate to the specific credit.
Our business activity is conducted primarily within the geographic footprint of our banking affiliates. We strive to avoid the risk of undue concentrations of credit in any particular industry, collateral type, location, or with any individual customer or counterparty. For a more comprehensive discussion of our credit risk management, see “Credit Risk Management” in our 2024 Form 10-K.
U.S. Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by U.S. government agencies, such as the U.S. Small Business Administration (“SBA”), Federal Housing Authority, U.S. Department of Veterans Affairs, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At March 31, 2025, $574 million of related loans were guaranteed, primarily by the SBA.
The following schedule presents the composition of our U.S. government agency guaranteed loans:
U.S. GOVERNMENT AGENCY GUARANTEED LOANS

	March 31, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	Percent guaranteed	Amount	Percent guaranteed

Commercial	$701	78%	$687	78%
Commercial real estate	31	77	25	76
Consumer	4	100	4	100
Total loans	$736	78	$716	78

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Lending
The following schedule presents the composition of our commercial lending portfolio:
COMMERCIAL LENDING PORTFOLIO

	March 31, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	% of total commercial loans	Amount	% of total commercial loans	Amount change	Percent change
Commercial:
Commercial and industrial	$16,900	54.5%	$16,891	54.6%	$9	0.1%
Owner-occupied	9,321	30.1	9,333	30.1	(12)	(0.1)
Municipal	4,412	14.2	4,364	14.1	48	1.1
Leasing	377	1.2	377	1.2	—	—
Total commercial	$31,010	100.0%	$30,965	100.0%	$45	0.1
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
The following schedule presents the geographic distribution of our commercial lending portfolio, with geographies based on the location of the primary borrower:
COMMERCIAL LENDING BY GEOGRAPHY

	March 31, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Commercial
Arizona	$2,166	7.0%	$5	$2,202	7.1%	$5
California	6,291	20.3	82	6,190	20.0	58
Colorado	1,746	5.6	3	1,892	6.1	17
Nevada	1,361	4.4	6	1,336	4.3	11
Texas	7,568	24.4	46	7,367	23.8	47
Utah/Idaho	6,323	20.4	6	6,309	20.4	6
Washington/Oregon	1,468	4.7	10	1,338	4.3	10
Other [1]	4,087	13.2	—	4,331	14.0	4
Total commercial	$31,010	100.0%	$158	$30,965	100.0%	$158
1 No other geography exceeds 2.1% and 2.6% for March 31, 2025 and December 31, 2024, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the industry distribution of our commercial lending portfolio, classified based on the North American Industry Classification System:
COMMERCIAL LENDING BY INDUSTRY

	March 31, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Real estate, rental and leasing	$3,092	10.0%	$33	$3,083	10.0%	$7
Retail trade	2,821	9.1	3	2,873	9.3	7
Finance and insurance	2,728	8.8	1	2,762	8.9	1
Healthcare and social assistance	2,481	8.0	16	2,541	8.2	34
Manufacturing	2,358	7.6	6	2,322	7.5	7
Public administration	2,071	6.7	—	2,106	6.8	—
Wholesale trade	2,039	6.6	2	1,909	6.2	2
Transportation and warehousing	1,574	5.1	6	1,589	5.1	7
Hospitality and food service	1,466	4.7	3	1,352	4.4	2
Utilities [1]	1,450	4.7	20	1,389	4.5	2
Construction	1,401	4.5	25	1,335	4.3	26
Educational services	1,258	4.1	2	1,292	4.2	—
Other Services (except Public administration)	1,106	3.5	3	1,069	3.4	3
Professional, scientific, and technical services	1,043	3.4	7	1,057	3.4	25
Mining, quarrying, and oil and gas extraction	998	3.2	—	1,178	3.8	—
Other [2]	3,124	10.0	31	3,108	10.0	35
Total	$31,010	100.0%	$158	$30,965	100.0%	$158
1 Includes primarily utilities, power, and renewable energy.
2 No other industry group exceeds 3.4% at both March 31, 2025 and December 31, 2024.
Commercial Real Estate Lending
The following schedule presents the composition of our commercial real estate lending portfolio:
COMMERCIAL REAL ESTATE LENDING PORTFOLIO

	March 31, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	% of total CRE loans	Amount	% of total CRE loans	Amount change	Percent change
Commercial real estate:
Term	$10,878	80.0%	$10,703	79.4%	$175	1.6%
Construction and land development	2,715	20.0	2,774	20.6	(59)	(2.1)
Total commercial real estate	$13,593	100.0%	$13,477	100.0%	$116	0.9
Term CRE loans typically mature within three to seven years and may include full, partial, and non-recourse guarantee structures. Standard term CRE loan structures feature annually tested operating covenants that require loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value (“LTV”) ratios. Construction and land development loans generally mature in 18 to 36 months and contain full or partial recourse guarantee structures, with one- to five-year extension options or roll-to-permanent options that often convert into term loans.
Underwriting for commercial properties primarily focuses on the economic viability of the project, with significant consideration given to the creditworthiness and experience of the sponsor. We generally require that the owner’s equity be invested prior to any advances. Loan agreements often include remargining requirements (equity infusions required upon a decline in the value or cash flow of the collateral) and sponsor guarantees.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Real estate appraisals are conducted in accordance with applicable regulatory guidelines. In some instances, reports from automated valuation services are utilized, or internal evaluations are performed. An appraisal is ordered and reviewed prior to loan closing, and a new appraisal or evaluation is generally ordered when market conditions indicate a potential decline in the value of the collateral, or when the loan is modified, renewed, or exhibits a certain level of credit weakness. CRE LTVs are calculated by dividing the outstanding loan balance by the estimated collateral value from the most current appraisal. At March 31, 2025, the weighted average LTV ratio for our term CRE portfolio was less than 60%.
For a more comprehensive discussion of CRE loans and our underwriting, see “Commercial Real Estate Loans” in our 2024 Form 10-K.
The following schedule presents the geographic distribution of our commercial real estate lending portfolio, based on the location of the primary collateral.
COMMERCIAL REAL ESTATE LENDING BY GEOGRAPHY

	March 31, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Commercial real estate
Arizona	$1,878	13.8%	$—	$1,801	13.4%	$—
California	3,614	26.6	49	3,569	26.5	50
Colorado	699	5.1	—	666	4.9	—
Nevada	1,039	7.6	—	1,104	8.2	—
Texas	2,569	18.9	8	2,596	19.2	8
Utah/Idaho	2,248	16.5	—	2,170	16.1	—
Washington/Oregon	1,083	8.0	—	1,090	8.1	—
Other	463	3.5	1	481	3.6	1
Total commercial real estate	$13,593	100.0%	$58	$13,477	100.0%	$59
The following schedule presents our commercial real estate lending portfolio by the type of collateral:
COMMERCIAL REAL ESTATE LENDING BY COLLATERAL TYPE

	March 31, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans
Commercial property
Multifamily	$4,012	29.5%	$—	$4,007	29.7%	$1
Industrial	2,923	21.5	—	2,954	21.9	—
Office	1,792	13.2	49	1,812	13.5	50
Retail	1,513	11.1	—	1,533	11.4	—
Hospitality	711	5.2	8	625	4.6	8
Land	281	2.1	—	261	1.9	—
Other [1]	1,624	12.0	1	1,644	12.2	—
Residential property [2]
Single family	368	2.7	—	330	2.5	—
Land	107	0.8	—	110	0.8	—
Condo/Townhome	13	0.1	—	17	0.1	—
Other [1]	249	1.8	—	184	1.4	—
Total	$13,593	100.0%	$58	$13,477	100.0%	$59
1 Included in the total amount of the “Other” commercial and residential categories was approximately $420 million and $342 million of unsecured loans at March 31, 2025 and December 31, 2024, respectively.
2 Residential property consists primarily of loans provided to commercial homebuilders for land, lot, and single-family housing developments.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
As previously discussed, our commercial real estate lending portfolio is diversified across geography and collateral type, with the largest concentration in multifamily properties. Given the recent increase in investor interest in multifamily, industrial, and office collateral types, we provide additional analysis of these segments of our CRE portfolio below.
Multifamily CRE
At March 31, 2025 and December 31, 2024, our multifamily CRE loan portfolio totaled $4.0 billion, representing 30% of the total CRE loan portfolio for both periods. Approximately 34% of our multifamily CRE loan portfolio is scheduled to mature within the next 12 months. We believe that substantially all of these borrowers will be able to refinance at maturity through the Bank or other lenders, due to the cash flows from the properties, acceptable LTVs, equity levels, and guarantor support.
The following schedule presents the composition of our multifamily CRE loan portfolio and other related credit quality metrics:
MULTIFAMILY CRE LOAN PORTFOLIO

(Dollar amounts in millions)	March 31, 2025	December 31, 2024
Multifamily CRE
Term	$3,052	$2,918
Construction and land development	960	1,089
Total multifamily CRE	$4,012	$4,007
Credit quality metrics
Criticized loan ratio	20.5%	21.5%
Classified loan ratio	17.7%	18.8%
Nonaccrual loan ratio	—%	—%
Delinquency ratio	0.3%	—%
Ratio of multifamily CRE net charge-offs (recoveries) to average loans	—%	—%
Ratio of allowance for credit losses to multifamily CRE loans, at period end	2.32%	2.55%
Weighted average LTV for multifamily term CRE loans	55%	57%
The following schedules present our multifamily CRE loan portfolio, categorized by collateral location for the periods presented:
MULTIFAMILY CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

	March 31, 2025
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Multifamily CRE
Arizona	$398	$109	$507	12.6%	$—
California	859	166	1,025	25.5	—
Colorado	118	89	207	5.2	—
Nevada	189	67	256	6.4	—
Texas	785	313	1,098	27.4	—
Utah/Idaho	364	134	498	12.4	—
Washington/Oregon	276	82	358	8.9	—
Other [1]	63	—	63	1.6	—
Total multifamily CRE	$3,052	$960	$4,012	100.0%	$—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Multifamily CRE
Arizona	$364	$142	$506	12.6%	$—
California	850	172	1,022	25.5	1
Colorado	91	101	192	4.8	—
Nevada	188	99	287	7.2	—
Texas	808	310	1,118	27.9	—
Utah/Idaho	320	134	454	11.3	—
Washington/Oregon	234	130	364	9.1	—
Other [1]	63	1	64	1.6	—
Total multifamily CRE	$2,918	$1,089	$4,007	100.0%	$1
1 Other included $56 million and $55 million of multifamily loans with collateral located in New Mexico at March 31, 2025 and December 31, 2024, respectively.
Industrial CRE
At March 31, 2025 and December 31, 2024, our industrial CRE loan portfolio totaled $2.9 billion and $3.0 billion, respectively, representing 22% of the total CRE loan portfolio for both periods. Approximately 34% of the industrial CRE loan portfolio is scheduled to mature within the next 12 months. We believe that substantially all of these borrowers will be able to refinance at maturity through the Bank or other lenders, due to the cash flows from the properties, acceptable LTVs, equity levels, and guarantor support.
The following schedule presents the composition of our industrial CRE loan portfolio and other related credit quality metrics:
INDUSTRIAL CRE LOAN PORTFOLIO

(Dollar amounts in millions)	March 31, 2025	December 31, 2024
Industrial CRE
Term	$2,432	$2,462
Construction and land development	491	492
Total industrial CRE	$2,923	$2,954
Credit quality metrics
Criticized loan ratio	16.4%	14.6%
Classified loan ratio	15.1%	12.8%
Nonaccrual loan ratio	—%	—%
Delinquency ratio	0.1%	—%
Ratio of industrial CRE net charge-offs (recoveries) to average loans	—%	—%
Ratio of allowance for credit losses to industrial CRE loans, at period end	2.16%	2.30%
Weighted average LTV for industrial term CRE loans	51%	53%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedules present our industrial CRE loan portfolio, categorized by collateral location for the periods presented:
INDUSTRIAL CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

	March 31, 2025
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Industrial CRE
Arizona	$378	$35	$413	14.1%	$—
California	761	164	925	31.7	—
Colorado	58	2	60	2.0	—
Nevada	168	118	286	9.8	—
Texas	454	52	506	17.3	—
Utah/Idaho	359	82	441	15.1	—
Washington/Oregon	200	38	238	8.1	—
Other [1]	54	—	54	1.9	—
Total industrial CRE	$2,432	$491	$2,923	100.0%	$—

	December 31, 2024
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Industrial CRE
Arizona	$374	$33	$407	13.8%	$—
California	730	189	919	31.1	—
Colorado	58	1	59	2.0	—
Nevada	241	108	349	11.8	—
Texas	453	42	495	16.8	—
Utah/Idaho	350	83	433	14.7	—
Washington/Oregon	201	36	237	8.0	—
Other [1]	55	—	55	1.8	—
Total industrial CRE	$2,462	$492	$2,954	100.0%	$—
1 Other included $31 million of industrial loans with collateral located in Virginia at both March 31, 2025 and December 31, 2024.
Office CRE
At March 31, 2025 and December 31, 2024, our office CRE loan portfolio totaled $1.8 billion, representing 13% of the total CRE loan portfolio for both periods. Approximately 32% of the office CRE loan portfolio is scheduled to mature in the next 12 months. We believe that substantially all of these borrowers will be able to refinance at maturity through the Bank or other lenders, due to the cash flows from the properties, acceptable LTVs, equity levels, and guarantor support.
The following schedule presents the composition of our office CRE loan portfolio and other related credit quality metrics:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
OFFICE CRE LOAN PORTFOLIO

(Dollar amounts in millions)	March 31, 2025	December 31, 2024
Office CRE
Term	$1,707	$1,697
Construction and land development	85	115
Total office CRE	$1,792	$1,812
Credit quality metrics
Criticized loan ratio	16.9%	14.5%
Classified loan ratio	15.1%	12.8%
Nonaccrual loan ratio	2.7%	2.8%
Delinquency ratio	1.3%	1.4%
Ratio of office CRE net charge-offs (recoveries) to average loans	—%	0.3%
Ratio of allowance for credit losses to office CRE loans, at period end	3.68%	3.92%
Weighted average LTV for office term CRE loans	55%	56%
The following schedules present our office CRE loan portfolio, categorized by collateral location for the periods presented:
OFFICE CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

	March 31, 2025
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Office CRE
Arizona	$252	$—	$252	14.1%	$—
California	309	38	347	19.3	49
Colorado	61	—	61	3.4	—
Nevada	79	13	92	5.1	—
Texas	196	—	196	10.9	—
Utah/Idaho	473	34	507	28.3	—
Washington/Oregon	309	—	309	17.4	—
Other [1]	28	—	28	1.5	—
Total office CRE	$1,707	$85	$1,792	100.0%	$49

	December 31, 2024
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Office CRE
Arizona	$255	$—	$255	14.1%	$—
California	328	38	366	20.2	49
Colorado	58	—	58	3.2	—
Nevada	77	11	88	4.9	—
Texas	186	7	193	10.6	1
Utah/Idaho	482	34	516	28.5	—
Washington/Oregon	283	25	308	17.0	—
Other [1]	28	—	28	1.5	—
Total office CRE	$1,697	$115	$1,812	100.0%	$50
1 Other included approximately $16 million and $17 million of office CRE loans with collateral located in Georgia at March 31, 2025 and December 31, 2024, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Consumer Lending
The following schedule presents the composition of our consumer lending portfolio:
CONSUMER LENDING PORTFOLIO

	March 31, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	% of total consumer loans	Amount	% of total consumer loans	Amount change	Percent change
Consumer:
1-4 family residential	$10,312	67.2%	$9,939	66.4%	$373	3.8%
Home equity credit line	3,670	23.9	3,641	24.3	29	0.8
Construction and other consumer real estate	762	5.0	810	5.4	(48)	(5.9)
Bankcard and other revolving plans	472	3.1	457	3.1	15	3.3
Other	122	0.8	121	0.8	1	0.8
Total consumer	$15,338	100.0%	$14,968	100.0%	$370	2.5
1-4 Family Residential Mortgages
We originate first-lien residential home mortgage loans considered to be of prime quality. At March 31, 2025, our 1-4 family residential mortgage loan portfolio totaled $10.3 billion, or 67% of our total consumer loan portfolio, compared with $9.9 billion, or 66%, at December 31, 2024. Approximately 89% and 90% of our 1-4 family residential mortgage loan portfolio was variable-rate for the same respective time periods. While we have historically retained variable-rate and other consumer construction loans in our portfolio, we are currently selling more of these loans to third parties. We continue to sell “conforming” fixed-rate loans to third parties, including Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, for which we make representations and warranties that the loans meet certain underwriting and collateral documentation standards.
Home Equity Credit Lines
We also originate home equity credit lines (“HECLs”). At March 31, 2025 and December 31, 2024, our HECL portfolio totaled $3.7 billion and $3.6 billion, respectively. Approximately 34% and 37% of our HECLs were secured by first liens for the same respective time periods.
At March 31, 2025, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value (“CLTV”) ratios above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with a Fair Isaac Corporation (“FICO”) credit score greater than 700.
At March 31, 2025, approximately 92% of our HECL portfolio was still in the draw period, and about 23% of those loans were scheduled to begin amortizing within the next five years. We believe the risk of loss and borrower default in the event of a loan becoming fully amortizing and the effect of significant interest rate changes is low, given the rate shock analysis performed at origination. The ratio of HECL net charge-offs (recoveries) for the trailing twelve months to average balances at March 31, 2025 and December 31, 2024, was 0.02% and 0.00%, respectively. See Note 6 of the Notes to Consolidated Financial Statements for additional information on the credit quality of our HECL portfolio.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the geographic distribution of our consumer lending portfolio, based on the location of the primary borrower.
CONSUMER LENDING BY GEOGRAPHY

	March 31, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans
Consumer
Arizona	$1,401	9.1%	$5	$1,365	9.1%	$5
California	3,434	22.4	16	3,159	21.1	14
Colorado	1,376	9.0	9	1,353	9.1	7
Nevada	1,319	8.6	10	1,328	8.9	10
Texas	3,693	24.1	27	3,657	24.4	25
Utah/Idaho	3,459	22.6	16	3,430	22.9	14
Washington/Oregon	262	1.7	3	237	1.6	—
Other	394	2.5	3	439	2.9	5
Total consumer	$15,338	100.0%	$89	$14,968	100.0%	$80
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
Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned (“OREO”), or foreclosed properties. The following schedule presents the composition of our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	March 31, 2025	December 31, 2024

Nonaccrual loans [1]	$305	$297
Other real estate owned [2]	2	1
Total nonperforming assets	$307	$298
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned [2]	0.51%	0.50%
Accruing loans past due 90 days or more	$13	$18
Ratio of accruing loans past due 90 days or more to loans and leases [1]	0.02%	0.03%
Nonaccrual loans[1] and accruing loans past due 90 days or more	$318	$315
Ratio of nonperforming assets[1] and accruing loans past due 90 days or more to loans and leases[1] and other real estate owned [2]	0.53%	0.53%
Accruing loans past due 30-89 days	$105	$57
1 Includes loans held for sale.
2 Does not include banking premises held for sale.
Nonperforming assets totaled $307 million, or 0.51% of total loans and leases and other real estate owned at March 31, 2025, and remained relatively stable compared with $298 million, or 0.50%, at December 31, 2024. See Note 6 of the Notes to Consolidated Financial Statements for more information on nonaccrual loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Classified Loans
Classified loans are considered loans with well-defined weaknesses and are assigned using our internal risk grade definitions of substandard and doubtful, which are consistent with regulatory risk classifications. The following schedule presents our classified loans by loan segment:
CLASSIFIED LOANS

(Dollar amounts in millions)	March 31, 2025	December 31, 2024

Commercial	$1,115	$1,130
Commercial real estate	1,677	1,651
Consumer	99	89
Total classified loans	$2,891	$2,870
Ratio of classified loans to total loans and leases	4.82%	4.83%
Classified loans totaled $2.9 billion and remained relatively stable when compared with December 31, 2024. Approximately 58% of our classified loans are in the CRE loan portfolio. The loss content of our CRE loan portfolio continues to be mitigated by strong underwriting, supported by significant borrower equity and guarantor support, resulting in relatively stable CRE nonperforming assets and low net loan charge-offs.
Allowance for Credit Losses
The ACL, which consists of the ALLL and the RULC, represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date.
We estimate current expected credit losses by considering historical credit loss experience, current conditions, and economic forecasts, all of which inform the quantitative portion of our ACL. Additionally, we consider qualitative and environmental factors that may indicate losses could differ from levels estimated by our quantitative models. The impact of these factors on our ACL may change from quarter to quarter. Economic forecasts may not align with credit quality trends; therefore, changes in the ACL may not be directionally consistent with changes in credit quality.
During the first three months of 2025, the qualitative portion of the ACL decreased primarily due to portfolio-specific risks. This led us to assign lesser weight to stressed economic assumptions for certain portfolios, particularly CRE.
For additional information on the ACL and credit trends experienced in each portfolio segment, see “The Allowance and Provision for Credit Losses” section on page 12 and Note 6 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the changes in the ACL and certain credit-related metrics:
CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

(Dollar amounts in millions)	Three Months Ended March 31, 2025	Twelve Months Ended December 31, 2024	Three Months Ended March 31, 2024

Loans and leases outstanding	$59,941	$59,410	$58,109
Average loans and leases outstanding:
Commercial	31,033	30,671	30,482
Commercial real estate	13,557	13,532	13,504
Consumer	15,045	14,344	13,921
Total average loans and leases outstanding	$59,635	$58,547	$57,907
Allowance for loan and lease losses:
Balance at beginning of period	$696	$684	$684
Provision for loan losses	17	72	21
Charge-offs:
Commercial	19	68	10
Commercial real estate	—	11	—
Consumer	5	12	4
Total	24	91	14
Recoveries:
Commercial	7	23	6
Commercial real estate	—	3	1
Consumer	1	5	1
Total	8	31	8
Net loan and lease charge-offs	16	60	6
Balance at end of period	$697	$696	$699
Reserve for unfunded lending commitments:
Balance at beginning of period	$45	$45	$45
Provision for unfunded lending commitments	1	—	(8)
Balance at end of period	$46	$45	$37
Total allowance for credit losses:
Allowance for loan and lease losses	$697	$696	$699
Reserve for unfunded lending commitments	46	45	37
Total allowance for credit losses	$743	$741	$736

Ratio of allowance for credit losses to net loans and leases, at period end	1.24%	1.25%	1.27%
Ratio of allowance for credit losses to nonaccrual loans, at period end	244%	249%	297%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	234%	235%	293%
Ratio of total net charge-offs to average loans and leases [1]	0.11%	0.10%	0.04%
Ratio of commercial net charge-offs to average commercial loans [1]	0.15%	0.15%	0.05%
Ratio of commercial real estate net charge-offs to average commercial real estate loans [1]	—%	0.06%	(0.03)%
Ratio of consumer net charge-offs to average consumer loans [1]	0.11%	0.05%	0.09%
1 Ratios are annualized for the periods presented except for the period representing the full twelve months.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Interest Rate and Market Risk Management
Interest rate and market risk refer to the potential for losses to current or future earnings and capital due to changes in interest rates and other market conditions. Given our involvement in transactions with various financial products, we are exposed to these risks. For a more comprehensive discussion of our interest rate and market risk management, see “Interest Rate and Market Risk Management” in our 2024 Form 10-K.
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
The following schedule presents deposit duration assumptions discussed previously:
DEPOSIT ASSUMPTIONS

	March 31, 2025			December 31, 2024
Product	Effective duration (-200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (-200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	4.3%	3.5%	2.8%	4.2%	3.5%	2.9%
Money market	2.0%	1.6%	1.4%	1.9%	1.6%	1.4%
Savings and interest-bearing checking	2.2%	1.8%	1.7%	2.1%	1.8%	1.6%
As noted previously, we utilize derivatives to manage interest rate risk. The following schedule presents derivatives that are designated in qualifying hedging relationships at March 31, 2025. Included are the average outstanding derivative notional amounts for each period presented and the weighted average fixed-rate paid or received for each category of cash flow and fair value hedge. See Note 7 of the Notes to Consolidated Financial Statements for additional information regarding the impact of these hedging relationships on interest income and expense.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
DERIVATIVES DESIGNATED IN QUALIFYING HEDGING RELATIONSHIPS

	2025			2026				2027	2Q27 - 1Q28	2Q28 - 1Q29
(Dollar amounts in millions)	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Cash flow hedges
Cash flow hedges of assets [1]
Average outstanding notional	$750	$750	$700	$533	$500	$500	$500	$433	$383	$242
Weighted-average fixed-rate received	3.17%	3.17%	3.17%	3.35%	3.45%	3.45%	3.45%	3.75%	3.88%	3.82%
Cash flow hedges of liabilities [2]
Average outstanding notional	$500	$—	$—	$—	$—	$—	$—	$—	$—	$—
Weighted-average fixed-rate paid	3.67%	—%	—%	—%	—%	—%	—%	—%	—%	—%
	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034
Fair value hedges
Fair value hedges of debt [3]
Average outstanding notional	$500	$500	$500	$500	$500	$500	$500	$500	$500	$500
Weighted-average fixed-rate received	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%
Fair value hedges of assets [4]
Average outstanding notional	$4,965	$4,962	$4,958	$2,828	$1,449	$1,444	$1,437	$1,401	$1,373	$1,192
Weighted-average fixed-rate paid	3.27%	3.27%	3.27%	2.82%	2.44%	2.44%	2.44%	2.45%	2.46%	2.58%
1 Cash flow hedges of assets consist of receive-fixed swaps hedging pools of floating-rate loans.
2 Cash flow hedges of liabilities consist of a pay-fixed swap hedging rolling FHLB advances. This swap matures in May 2025. Amounts for the second quarter of 2025 are not prorated to reflect this hedge maturing during the period.
3 Fair value debt hedges consist of receive-fixed swaps that hedge fixed-rate subordinated debt, as detailed in Note 7 of the Notes to Consolidated Financial Statements.
4 Fair value asset hedges consist of pay-fixed swaps that hedge fixed-rate AFS securities and fixed-rate commercial loans, as detailed in Note 7 of the Notes to Consolidated Financial Statements.
At March 31, 2025, we had $76 million of net losses deferred in AOCI related to terminated cash flow hedges. Amounts deferred in AOCI from terminated cash flow hedges are amortized into interest income on a straight-line basis through the original maturity dates of the hedges, provided the hedged forecasted transactions continue to be expected to occur. For more information on amounts deferred in AOCI related to terminated cash flow hedges, see “Interest Rate and Market Risk Management” in our 2024 Form 10-K.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME AND CHANGE IN ECONOMIC VALUE OF EQUITY

	March 31, 2025					December 31, 2024
	Parallel shift in rates (in bps) [1]					Parallel shift in rates (in bps) [1]
Repricing scenario	-200	-100	0	+100	+200	-200	-100	0	+100	+200

Earnings at Risk (EaR)	(8.2)%	(4.1)%	—%	3.9%	7.6%	(8.9)%	(4.5)%	—%	4.4%	8.7%
Economic Value of Equity (EVE)	2.8%	1.8%	—%	(2.7)%	(5.9)%	0.1%	0.6%	—%	(1.7)%	(3.6)%
1 Assumes rates cannot go below zero in the negative rate shifts.
Asset sensitivity, as measured by EaR, decreased during the first three months of 2025, primarily due to declines in money market investments and interest-bearing deposits. Under our current deposit assumptions, interest rate risk remains within policy limits. For interest-bearing deposits with indeterminable maturities, the weighted average modeled beta is 49%.
Prepayment assumptions are an important factor in managing interest rate risk. Certain assets in our portfolio, such as 1-4 family residential mortgages and mortgage-backed securities, can be prepaid at any time by the borrower, which may significantly affect our expected cash flows. At March 31, 2025 and 2024, lifetime prepayment speeds were estimated to be 14.9% and 8.7% for loans, respectively, reflecting an acceleration of prepayments upon rate reset for adjustable rate loans. Prepayment speeds for mortgage-backed securities were estimated to be 7.0% and 6.1% for the same time periods.
Our EaR analysis primarily focuses on parallel rate shocks across the term structure of benchmark interest rates. Additionally, we conduct non-parallel rate shocks to identify other risks that may not be apparent in a parallel rate scenario. In non-parallel rate scenarios, the primary impacts on EaR generally arise from changes in short-term interest rates.
EaR has inherent limitations in describing expected changes in net interest income in changing interest rate environments due to a lag in asset and liability repricing behavior. Consequently, we expect net interest income to change due to “latent” and “emergent” interest rate sensitivity. Unlike EaR, which measures net interest income over 12 months, latent and emergent interest rate sensitivity explains changes in current quarter net interest income compared with expected net interest income in the same quarter one year forward.
Latent interest rate sensitivity refers to future changes in net interest income based upon past rate movements that have yet to be fully recognized in revenue but will be recognized over the near term. Latent sensitivity is modeled to increase net interest income by approximately 8.9% in the first quarter of 2026, compared with the first quarter of 2025.
Emergent interest rate sensitivity refers to future and incremental changes in net interest income based on future interest rate movements and is measured from the latent level of net interest income. If interest rates move in accordance with the forward curve at March 31, 2025, emergent sensitivity is modeled to reduce net interest income by approximately 4.3% from the latent sensitivity level, resulting in a cumulative 4.6% increase in net interest income. For a -100 bps and +100 bps parallel interest rate shock to the implied forward rate path, the cumulative net interest income sensitivity would range between 2.1% and 6.6%, respectively.
Our focus on business banking significantly influences our asset-liability management strategy. At March 31, 2025, $27.9 billion of commercial and CRE loans were scheduled to reprice within the next six months. To manage these variable-rate loans, we have executed $750 million of cash flow hedges by receiving fixed rates on interest rate swaps. Additionally, at March 31, 2025, we had $4.3 billion in variable-rate consumer loans scheduled to reprice within the next six months. The impact on asset sensitivity of commercial or consumer loans with floors has become insignificant due to higher interest rates. For additional information regarding derivative instruments, see Notes 3 and 7 of the Notes to Consolidated Financial Statements.

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
Changes in the fair value of AFS securities and interest rate swaps that qualify as cash flow hedges are recorded in AOCI for each financial reporting period. For more information on investment securities and AOCI, refer to the “Capital Management” section on page 37. See also Note 5 of the Notes to Consolidated Financial Statements for further information on the accounting for investment securities.
Equity Investments
Through our equity investment activities, we hold publicly traded equity securities as well as equity securities in governmental entities and companies, such as the FRB and the FHLB, which are not publicly traded. For more information regarding our equity investments, see “Interest Rate and Market Risk Management” in our 2024 Form 10-K.
Additionally, we hold direct and indirect investments in predominantly pre-public companies, primarily through various SBIC venture capital funds. This strategy aims to provide beneficial financing, growth, and expansion opportunities to diverse businesses generally within our geographic footprint. At March 31, 2025 and December 31, 2024, our equity exposure to these investments was approximately $211 million and $204 million, respectively. Occasionally, companies within our SBIC investment portfolio may issue an initial public offering (“IPO”). In such cases, the fund is generally subject to a lockout period before we can liquidate the investment, introducing additional market risk. For additional information regarding the valuation of our SBIC investments, see Note 3 of the Notes to Consolidated Financial Statements.
Liquidity Risk Management
Liquidity refers to our ability to meet cash, contractual, and collateral obligations, and manage both expected and unexpected cash flows without negatively impacting our operations or financial strength. We manage liquidity to provide funds for our customers’ credit needs, anticipated financial and contractual obligations, and other corporate activities. Primary sources of liquidity include deposits, borrowings, equity, and paydowns of assets such as loans and investment securities. Our investment securities are primarily held as a source of contingent liquidity, and we generally own securities that can readily provide cash and liquidity through secured borrowing agreements with securities pledged as collateral. For more information on our liquidity risk management practices, see “Liquidity Risk Management” in our 2024 Form 10-K.
For the first three months of 2025, our primary sources of cash included a decrease in money market investments, a decrease in investment securities, and net cash provided by the acquisition of the California branches. The primary uses of cash during the same period included a decrease in deposits, a decrease in short-term borrowings, and an increase in loans and leases. Cash payments for interest, reflected in operating expenses, totaled $423 million and $491 million for the first three months of 2025 and 2024, respectively.
The FHLB and FRB have been, and continue to be, significant sources of back-up liquidity and funding. As a member of the FHLB of Des Moines, we can borrow against eligible loans and securities to meet liquidity and funding requirements. To maintain our borrowing capacity, we are required to invest in FHLB and FRB stock. At March 31, 2025, our total investment in FHLB and FRB stock was $146 million and $54 million, respectively, compared with $124 million and $65 million at December 31, 2024.
At March 31, 2025, loans with a carrying value of $24.6 billion and $16.8 billion were pledged at the FHLB and FRB, respectively, as collateral for current and potential borrowings, compared with $23.4 billion and $17.0 billion at December 31, 2024.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Additionally, investment securities with a carrying value of $17.8 billion and $17.9 billion were pledged as collateral for potential borrowings at March 31, 2025 and December 31, 2024, respectively. These pledged securities included $8.5 billion and $8.7 billion for available use through the General Collateral Funding (“GCF”) program and other repo programs, $4.7 billion to the FRB and FHLB for both periods, and $4.6 billion and $4.5 billion to secure collateralized public and trust deposits, advances, and for other purposes.
A significant portion of these pledged assets are unencumbered, but are pledged to provide immediate access to contingency sources of funds. The following schedule presents our total available liquidity including unused collateralized borrowing capacity:
AVAILABLE LIQUIDITY

	March 31, 2025				December 31, 2024
(Dollar amounts in billions)	FHLB	FRB [1]	GCF [2]	Total	FHLB	FRB [1]	GCF [2]	Total

Total borrowing capacity	$15.3	$17.7	$8.5	$41.5	$14.6	$17.7	$8.6	$40.9
Borrowings outstanding	3.1	—	—	3.1	2.6	—	0.3	2.9
Remaining capacity, at period end	$12.2	$17.7	$8.5	$38.4	$12.0	$17.7	$8.3	$38.0

Cash and due from banks				$0.8				$0.7
Interest-bearing deposits [3]				2.0				2.9
Total available liquidity				$41.2				$41.6
Ratio of available liquidity to uninsured deposits				125%				121%
1 Represents borrowing capacity and borrowings outstanding at the Federal Reserve Bank discount window.
2 Includes $893 million and $915 million pledged for available use through other repo programs for the periods presented.
3 Represents funds deposited by the Bank primarily at the Federal Reserve Bank.
At March 31, 2025, our total available liquidity was $41.2 billion, compared with $41.6 billion at December 31, 2024. At March 31, 2025, our sources of liquidity exceeded the estimated amount of uninsured deposits of $32.9 billion without the need to sell any investment securities.
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
as of April 30, 2025:
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We utilize stress testing as an important tool to inform our decisions on the appropriate level of capital to maintain, based on hypothetically stressed economic conditions, including the FRB’s supervisory severely adverse scenario. The timing and amount of capital actions depend on various factors, including our financial performance, business needs, prevailing and anticipated economic conditions, and the results of our internal stress testing, as well as approval from the Board of Directors (“Board”) and the Office of the Comptroller of the Currency (“OCC”). Shares may be repurchased occasionally in the open market or through privately negotiated transactions. For a more comprehensive discussion of our capital risk management, see “Capital Management” in our 2024 Form 10-K.
SHAREHOLDERS' EQUITY

(Dollar amounts in millions)	March 31, 2025	December 31, 2024	Amount change	Percent change
Shareholders’ equity:
Preferred stock	$66	$66	$—	—%
Common stock and additional paid-in capital	1,706	1,737	(31)	(2)
Retained earnings	6,805	6,701	104	2
Accumulated other comprehensive loss	(2,250)	(2,380)	130	5
Total shareholders' equity	$6,327	$6,124	$203	3
Total shareholders’ equity increased $203 million, or 3%, to $6.3 billion at March 31, 2025, compared with $6.1 billion at December 31, 2024. Common stock and additional paid-in capital decreased $31 million, primarily due to common stock repurchases. During the first quarter of 2025, we repurchased 0.8 million common shares outstanding for $41 million, which includes common shares acquired through our publicly announced plans and those acquired in connection with our stock compensation plan.
The AOCI balance was a loss of $2.3 billion at March 31, 2025, and largely reflects a decline in the fair value of fixed-rate AFS securities as a result of changes in interest rates. This includes $1.8 billion ($1.3 billion after tax) of unrealized losses on the securities previously transferred from AFS to held-to-maturity (“HTM”). Compared with December 31, 2024, AOCI improved $130 million, primarily due to $68 million related to paydowns on AFS securities, and $43 million in unrealized loss amortization associated with the securities transferred from AFS to HTM. Additionally, AOCI was impacted by a $19 million decrease in unrealized losses and other adjustments associated with derivative instruments used for risk management purposes. We use pay-fixed, receive-floating interest rate swaps designated as hedges of our AFS securities to reduce the volatility of our AOCI balance. For more information about these swaps, see Note 7 of the Notes to Consolidated Financial Statements.
Absent any sales or credit impairment of the AFS securities, the unrealized losses will not be recognized in earnings. We do not intend to sell any securities with unrealized losses. Although changes in AOCI are reflected in shareholders’ equity, they are currently excluded from regulatory capital, and therefore do not impact our regulatory ratios. For more information on our investment securities portfolio and related unrealized gains and losses, see Note 5 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CAPITAL DISTRIBUTIONS

	Three Months Ended March 31,
(In millions, except share amounts)	2025	2024
Capital distributions:
Preferred dividends paid	$1	$10
Total capital distributed to preferred shareholders	1	10
Common dividends paid	65	61
Bank common stock repurchased [1]	41	35
Total capital distributed to common shareholders	106	96
Total capital distributed to preferred and common shareholders	$107	$106
Weighted average diluted common shares outstanding (in thousands)	147,387	147,343
Common shares outstanding, at period end (in thousands)	147,567	147,653
1 Includes amounts related to common shares acquired through our publicly announced plans and those acquired in connection with our stock compensation plan. These shares were acquired from employees to cover their payroll taxes and stock option exercise costs upon the exercise of stock options.
Under the OCC’s “Earnings Limitation Rule,” our dividend payments are restricted to the sum of our net income for the current year and retained earnings for the preceding two years, unless the OCC approves the declaration and payment of dividends in excess of such amount. As of April 1, 2025, we had $1.0 billion in retained net profits available for distribution.
During the first quarter of 2025, we paid $1 million in dividends on preferred stock, compared with $10 million during the same prior year period. The decrease was due to the full redemption of the outstanding shares of our Series G, I, and J preferred stock in the fourth quarter of 2024.
We paid $65 million in dividends on common stock, or $0.43 per share, during the first quarter of 2025, compared with $61 million, or $0.41 per share, during the first quarter of 2024. In May 2025, the Board declared a quarterly dividend of $0.43 per common share, payable on May 22, 2025 to shareholders of record at the close of business on May 15, 2025. For additional information about our capital management actions, see Note 9 of the Notes to Consolidated Financial Statements.
Basel III
We are subject to Basel III capital requirements, which include certain minimum regulatory capital ratios. At March 31, 2025, we exceeded all capital adequacy requirements under the Basel III capital rules. Based on our internal stress testing and other assessments of capital adequacy, we believe our capital levels sufficiently exceed both internal and regulatory requirements for well-capitalized banks. For more information about our compliance with the Basel III capital requirements, see “Supervision and Regulation” and Note 15 of our 2024 Form 10-K .
The following schedule presents our capital amounts, capital ratios, and other selected performance ratios:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CAPITAL AMOUNTS AND RATIOS

(Dollar amounts in millions)	March 31, 2025	December 31, 2024	March 31, 2024
Basel III risk-based capital amounts:
Common equity tier 1 capital	$7,379	$7,363	$6,920
Tier 1 risk-based	7,445	7,430	7,360
Total risk-based	9,057	9,026	8,619
Risk-weighted assets	68,132	67,685	66,824
Basel III risk-based capital ratios:
Common equity tier 1 capital ratio	10.8%	10.9%	10.4%
Tier 1 risk-based ratio	10.9	11.0	11.0
Total risk-based ratio	13.3	13.3	12.9
Tier 1 leverage ratio	8.4	8.3	8.4
Other ratios:
Average equity to average assets (three months ended)	7.0%	7.2%	6.5%
Return on average common equity (three months ended)	11.1	13.2	10.9
Return on average tangible common equity (three months ended) [1]	13.4	16.0	13.7
Tangible equity ratio [1]	6.0	5.8	5.5
Tangible common equity ratio [1]	5.9	5.7	5.0
1 See “Non-GAAP Financial Measures” on page 40 for more information regarding these ratios.
At March 31, 2025, our common equity tier 1 (“CET1”) capital was $7.4 billion, an increase of 7%, compared with $6.9 billion in the prior year period. The CET1 capital ratio improved to 10.8%, compared with 10.4%. Tangible book value per common share was $34.95, compared with $29.34, primarily due to an increase in retained earnings and reduced unrealized losses in AOCI. For more information on non-GAAP financial measures, see page 40.
Regulatory Developments
During 2023 and 2024, federal bank regulators issued proposals to (1) implement Basel III Endgame and revise capital requirements for large banking organizations, (2) revise requirements for resolution and recovery planning, and (3) expand a long-term debt requirement to all banks with $100 billion or more in total assets. For more information about these regulatory proposals and their potential impact on the Bank, see “Regulatory Developments” in the Supervision and Regulation section of our 2024 Form 10-K.
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
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		March 31, 2025	December 31, 2024	March 31, 2024

Net earnings applicable to common shareholders (GAAP)		$169	$200	$143
Adjustment, net of tax:
Amortization of core deposit and other intangibles		1	1	1
Net earnings applicable to common shareholders, net of tax	(a)	$170	$201	$144
Average common equity (GAAP)		$6,182	$6,036	$5,289
Average goodwill and intangibles		(1,052)	(1,053)	(1,058)
Average tangible common equity (non-GAAP)	(b)	$5,130	$4,983	$4,231
Number of days in quarter	(c)	90	92	91
Number of days in year	(d)	365	366	366
Return on average tangible common equity (non-GAAP) [1]	(a/b/c)*d	13.4%	16.0%	13.7%
1 Excluding the effect of AOCI from average tangible common equity would result in associated returns of 9.2%, 10.9%, and 8.4% for the periods presented, respectively.
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except shares and per share amounts)		March 31, 2025	December 31, 2024	March 31, 2024

Total shareholders’ equity (GAAP)		$6,327	$6,124	$5,829
Goodwill and intangibles		(1,104)	(1,052)	(1,057)
Tangible equity (non-GAAP)	(a)	5,223	5,072	4,772
Preferred stock		(66)	(66)	(440)
Tangible common equity (non-GAAP)	(b)	$5,157	$5,006	$4,332
Total assets (GAAP)		$87,992	$88,775	$87,060
Goodwill and intangibles		(1,104)	(1,052)	(1,057)
Tangible assets (non-GAAP)	(c)	$86,888	$87,723	$86,003
Common shares outstanding (in thousands)	(d)	147,567	147,871	147,653
Tangible equity ratio (non-GAAP)	(a/c)	6.0%	5.8%	5.5%
Tangible common equity ratio (non-GAAP)	(b/c)	5.9%	5.7%	5.0%
Tangible book value per common share (non-GAAP)	(b/d)	$34.95	$33.85	$29.34

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
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Year Ended
(Dollar amounts in millions)		March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2024

Noninterest expense (GAAP)	(a)	$538	$509	$526	$2,046
Adjustments:
Severance costs		3	1	—	3
Other real estate expense, net		—	—	—	(1)
Amortization of core deposit and other intangibles		2	2	2	7
SBIC investment success fee accrual		—	—	—	1
FDIC special assessment		—	(3)	13	11
Total adjustments	(b)	5	—	15	21
Adjusted noninterest expense (non-GAAP)	(c)=(a-b)	$533	$509	$511	$2,025
Net interest income (GAAP)	(d)	$624	$627	$586	$2,430
Fully taxable-equivalent adjustments	(e)	11	12	10	45
Taxable-equivalent net interest income (non-GAAP)	(f)=(d+e)	635	639	596	2,475
Noninterest income (GAAP)	g	171	193	156	700
Combined income (non-GAAP)	(h)=(f+g)	806	832	752	3,175
Adjustments:
Fair value and nonhedge derivative gains (losses)		—	3	1	—
Securities gains (losses), net		6	8	(2)	19
Total adjustments	(i)	6	11	(1)	19
Adjusted taxable-equivalent revenue (non-GAAP)	(j)=(h-i)	$800	$821	$753	$3,156
Pre-provision net revenue (non-GAAP)	(h)-(a)	$268	$323	$226	$1,129
Adjusted PPNR (non-GAAP)	(j)-(c)	267	312	242	1,131
Efficiency ratio (non-GAAP)	(c/j)	66.6%	62.0%	67.9%	64.2%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 1.    FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$833	$651
Money market investments:
Interest-bearing deposits	1,980	2,850
Federal funds sold and securities purchased under agreements to resell	936	1,453
Trading securities, at fair value	64	35
Investment securities:
Available-for-sale, at fair value	9,223	9,095
Held-to-maturity, at amortized cost (fair value: $9,400 and $9,382)	9,481	9,669
Total investment securities	18,704	18,764
Loans held for sale (includes $62 and $25 of loans carried at fair value)	112	74
Loans and leases, net of unearned income and fees	59,941	59,410
Less allowance for loan and lease losses	697	696
Loans held for investment, net of allowance	59,244	58,714
Other noninterest-bearing investments	1,045	1,020
Premises, equipment and software, net	1,362	1,366
Goodwill and intangibles	1,104	1,052
Other real estate owned	2	1
Other assets	2,606	2,795
Total assets	$87,992	$88,775
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$24,792	$24,704
Interest-bearing:
Savings and money market	39,860	40,037
Time	11,040	11,482
Total deposits	75,692	76,223
Federal funds and other short-term borrowings	3,476	3,832
Long-term debt	964	950
Reserve for unfunded lending commitments	46	45
Other liabilities	1,487	1,601
Total liabilities	81,665	82,651
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	66	66
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 147,567 and 147,871 shares) and additional paid-in capital	1,706	1,737
Retained earnings	6,805	6,701
Accumulated other comprehensive income (loss)	(2,250)	(2,380)
Total shareholders’ equity	6,327	6,124
Total liabilities and shareholders’ equity	$87,992	$88,775
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)	Three Months Ended March 31,
(In millions, except shares and per share amounts)	2025	2024
Interest income:
Interest and fees on loans	$850	$865
Interest on money market investments	53	47
Interest on securities	125	142
Total interest income	1,028	1,054
Interest expense:
Interest on deposits	326	376
Interest on short- and long-term borrowings	78	92
Total interest expense	404	468
Net interest income	624	586
Provision for credit losses:
Provision for loan and lease losses	17	21
Provision for unfunded lending commitments	1	(8)
Total provision for credit losses	18	13
Net interest income after provision for credit losses	606	573
Noninterest income:
Commercial account fees	45	44
Card fees	23	23
Retail and business banking fees	17	16
Loan-related fees and income	17	15
Capital markets fees and income	27	25
Wealth management fees	15	15
Other customer-related fees	14	14
Customer-related noninterest income	158	152
Dividends and other income	7	6
Securities gains (losses), net	6	(2)
Total noninterest income	171	156
Noninterest expense:
Salaries and employee benefits	342	331
Technology, telecom, and information processing	70	62
Occupancy and equipment, net	41	39
Professional and legal services	13	16
Marketing and business development	11	10
Deposit insurance and regulatory expense	22	34
Credit-related expense	6	7
Other real estate expense, net	—	—
Other	33	27
Total noninterest expense	538	526
Income before income taxes	239	203
Income taxes	69	50
Net income	170	153
Preferred stock dividends	(1)	(10)
Net earnings applicable to common shareholders	$169	$143
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	147,321	147,338
Diluted shares (in thousands)	147,387	147,343
Net earnings per common share:
Basic	$1.13	$0.96
Diluted	1.13	0.96
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In millions)	2025	2024

Net income for the period	$170	$153
Other comprehensive income, net of tax:
Net unrealized holding gains on investment securities	68	12
Unrealized loss amortization associated with the securities transferred from AFS to HTM	43	46
Unrealized holding gains (losses) on derivative instruments	5	(1)
Reclassification adjustment for cash flow hedges	14	26
Other comprehensive income, net of tax	130	83
Comprehensive income	$300	$236
See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock shares (in thousands)	Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

Balance at December 31, 2024	$66	147,871	$1,737	$6,701	$(2,380)	$6,124
Net income for the period				170		170
Other comprehensive income, net of tax					130	130
Bank common stock repurchased		(772)	(41)			(41)
Net activity under employee plans and related tax benefits		468	10			10
Dividends on preferred stock				(1)		(1)
Dividends on common stock, $0.43 per share				(65)		(65)
Balance at March 31, 2025	$66	147,567	$1,706	$6,805	$(2,250)	$6,327

Balance at December 31, 2023	$440	148,153	$1,731	$6,212	$(2,692)	$5,691
Net income for the period				153		153
Other comprehensive income, net of tax					83	83
Bank common stock repurchased		(890)	(35)			(35)
Net activity under employee plans and related tax benefits		390	9			9
Dividends on preferred stock				(10)		(10)
Dividends on common stock, $0.41 per share				(61)		(61)
Change in deferred compensation				(1)		(1)
Balance at March 31, 2024	$440	147,653	$1,705	$6,293	$(2,609)	$5,829

See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$170	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	18	13
Depreciation and amortization	28	32
Share-based compensation	17	16
Deferred income tax expense	38	22
Net increase in trading securities	(29)	(11)
Net decrease (increase) in loans held for sale	(6)	41
Change in other liabilities	(106)	(77)
Change in other assets	71	76
Other, net	(22)	(4)
Net cash provided by operating activities	179	261
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	1,387	(157)
Proceeds from maturities and paydowns of investment securities held-to-maturity	271	232
Purchases of investment securities held-to-maturity	(27)	—
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	499	480
Purchases of investment securities available-for-sale	(478)	(182)
Net change in loans and leases	(136)	(321)
Purchases and sales of other noninterest-bearing investments	(20)	25
Purchases of premises and equipment	(27)	(30)
Acquisition of California branches, net of cash acquired	191	—
Other, net	1	6
Net cash provided by investing activities	1,661	53
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(1,188)	(724)
Net change in short-term borrowed funds	(356)	516
Proceeds from the issuance of common stock	4	—
Dividends paid on common and preferred stock	(66)	(71)
Bank common stock repurchased	(41)	(35)
Other, net	(11)	(7)
Net cash used in financing activities	(1,658)	(321)
Net increase (decrease) in cash and due from banks	182	(7)
Cash and due from banks at beginning of period	651	716
Cash and due from banks at end of period	$833	$709
Cash paid for interest	$423	$491
Net cash paid for income taxes	1	—
Noncash activities:
Loans held for investment reclassified to loans held for sale, net	30	12
Deposits acquired in purchase of California branches (at time of purchase)	657	—
Loans acquired in purchase of California branches, net (at time of purchase)	423	—
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2025
1. BASIS OF PRESENTATION
Zions Bancorporation, National Association (“Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”) is a bank headquartered in Salt Lake City, Utah. We provide a wide range of banking products and related services in 11 Western and Southwestern states through seven separately managed affiliates: Zions Bank in Utah, Idaho, and Wyoming; California Bank & Trust (“CB&T”); Amegy Bank (“Amegy”) in Texas; National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”) in Colorado and New Mexico; and The Commerce Bank of Washington (“TCBW”), which operates under that name in Washington and under The Commerce Bank of Oregon in Oregon.
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
The accompanying unaudited consolidated financial statements of Zions Bancorporation, N.A., and its majority-owned subsidiaries have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all normal and recurring adjustments considered necessary for a fair presentation have been included. References to GAAP, including standards promulgated by the Financial Accounting Standards Board (“FASB”), are made according to sections of the Accounting Standards Codification.
The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying Notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and accompanying Notes included in our 2024 Form 10-K.
In late March 2025, we purchased four FirstBank Coachella Valley, California branches and their associated deposit and loan accounts. At March 31, 2025, in addition to the four branches, the purchase included approximately $630 million in deposits, $420 million in consumer and commercial loans, $39 million in goodwill, and $15 million in core deposit intangibles. These amounts may be subject to change as a result of final valuation measurements.
We evaluated events that occurred between March 31, 2025 and the date the consolidated financial statements were issued, and determined that there were no material events requiring adjustments to our consolidated financial statements or significant disclosure in the accompanying Notes.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
2. RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Effective date	Effect on the financial statements or other significant matters

Standards not yet adopted by the Bank as of March 31, 2025

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)
This accounting standards update (“ASU”) requires additional disclosures of certain costs and expenses in both interim and annual reporting periods, including:
•Amounts of employee compensation, depreciation, and intangible asset amortization included in certain expense lines presented on the face of the income statement within continuing operations.
•A qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
•The Bank's definition and amount of selling costs.
		Annual periods beginning January 1, 2027; Interim periods beginning January 1, 2028	We are evaluating the new disclosure requirements. The overall effect of this standard is not expected to have a material impact on our consolidated financial statements.
Standards adopted by the Bank during the first quarter of 2025

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU requires additional detailed information to improve the usefulness of income tax disclosures. This includes providing detailed annual disclosures on rate reconciliation and income taxes paid for specific categories and when certain quantitative thresholds are met.	January 1, 2025	The overall effect of this standard did not have a material impact on our consolidated financial statements.
3. FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For more information about our valuation methodologies for assets and liabilities measured at fair value and the fair value hierarchy, see Note 3 of our 2024 Form 10-K.
Fair Value Hierarchy
The following schedule presents assets and liabilities measured at fair value on a recurring basis:

(In millions)	March 31, 2025
	Level 1	Level 2	Level 3	Total
ASSETS
Trading securities	$—	$64	$—	$64
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	982	7,161		8,143
Municipal securities		1,055		1,055
Other debt securities		25		25
Total available-for-sale	982	8,241	—	9,223
Loans held for sale		62		62
Other noninterest-bearing investments:
Bank-owned life insurance		564		564
Private equity investments [1]	3		109	112
Other assets:
Agriculture loan servicing			19	19
Deferred compensation plan assets	138			138
Derivatives		411		411
Total assets	$1,123	$9,342	$128	$10,593
LIABILITIES
Fed funds and other short-term borrowings:
Securities sold, not yet purchased	$12	$—	$—	$12
Other liabilities:
Derivatives		292		292
Total liabilities	$12	$292	$—	$304
1 The Level 1 private equity investments (“PEIs”) generally relate to the portion of our Small Business Investment Company (“SBIC”) investments and other similar investments that are publicly traded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	December 31, 2024
	Level 1	Level 2	Level 3	Total
ASSETS
Trading securities	$—	$35	$—	$35
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	662	7,300		7,962
Municipal securities		1,108		1,108
Other debt securities		25		25
Total available-for-sale	662	8,433	—	9,095
Loans held for sale		25		25
Other noninterest-bearing investments:
Bank-owned life insurance		562		562
Private equity investments [1]	3		105	108
Other assets:
Agriculture loan servicing			20	20
Deferred compensation plan assets	149			149
Derivatives		446		446
Total assets	$814	$9,501	$125	$10,440
LIABILITIES
Fed funds and other short-term borrowings:
Securities sold, not yet purchased	$21	$—	$—	$21
Other liabilities:
Derivatives		350		350
Total liabilities	$21	$350	$—	$371
1 The Level 1 PEIs generally relate to the portion of our SBIC investments and other similar investments that are publicly traded.
Fair Value Option for Certain Loans Held for Sale
We have elected the fair value option for certain commercial real estate (“CRE”) loans designated for sale to third-party conduits for securitization and hedged with derivative instruments. This election mitigates the accounting volatility that would otherwise arise from the asymmetry of accounting for loans held for sale at the lower of cost or fair value and derivatives at fair value, without the complexity of applying hedge accounting. These loans are included in “Loans held for sale” on the consolidated balance sheet. Associated fair value gains and losses are included in “Capital markets fees and income” on the consolidated statement of income, while accrued interest is included in “Interest and fees on loans.”
At March 31, 2025 and December 31, 2024, we had $62 million and $25 million of loans measured at fair value, with an unpaid principal balance of $61 million and $26 million, respectively. During the first three months of 2025 and 2024, we recognized approximately $2 million and $5 million of net gains from loan sales and valuation adjustments of loans measured at fair value and the associated derivatives, respectively.
Level 3 Valuations
Our Level 3 financial instruments include PEIs and agriculture loan servicing. For additional information regarding our Level 3 financial instruments, including the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2024 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Roll-forward of Level 3 Fair Value Measurements
The following schedule presents a roll-forward of assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
(In millions)	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing

Balance at beginning of period	$105	$20	$92	$19
Unrealized securities gains, net	4	—	—	—
Other noninterest expense	—	(1)	—	—
Purchases	1	—	7	—
Cost of investments sold	(1)	—	(1)	—
Transfers out	—	—	—	—
Balance at end of period	$109	$19	$98	$19
The roll-forward of Level 3 instruments includes the following realized gains and losses recognized in “Securities gains (losses), net” on the consolidated statement of income for the periods presented:

(In millions)	Three Months Ended
	March 31, 2025	March 31, 2024

Securities gains, net	$—	$2
Nonrecurring Fair Value Measurements
Certain assets and liabilities may be measured at fair value on a nonrecurring basis. These include impaired loans measured at the fair value of the underlying collateral, other real estate owned (“OREO”), and equity investments without readily determinable fair values. Nonrecurring fair value adjustments generally include changes in value resulting from observable price changes for equity investments without readily determinable fair values, write-downs of individual assets, or the application of lower of cost or fair value accounting. At March 31, 2025, we had no collateral-dependent loans marked to fair value. During the first quarter of 2025, we recognized no losses from fair value changes related to these loans. For additional information regarding assets and liabilities measured at fair value on a nonrecurring basis, see Note 3 of our 2024 Form 10-K.

Fair Value of Certain Financial Instruments
The following schedule presents the carrying values and estimated fair values of certain financial instruments:

	March 31, 2025			December 31, 2024
(In millions)	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Financial assets:
Held-to-maturity investment securities	$9,481	$9,400	2	$9,669	$9,382	2
Loans and leases (including loans held for sale), net of allowance	59,356	57,364	3	58,788	57,130	3
Financial liabilities:
Time deposits	11,040	11,023	2	11,482	11,468	2
Long-term debt	964	952	2	950	950	2
The preceding schedule excludes certain financial instruments recorded at fair value on a recurring basis, as well as certain financial assets and liabilities for which the carrying value approximates fair value. For additional information regarding the financial instruments within the scope of this disclosure, and the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2024 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
4. OFFSETTING ASSETS AND LIABILITIES
The following schedule presents gross and net information for selected financial instruments on the balance sheet:

	March 31, 2025
				Gross amounts not offset on the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset on the balance sheet	Net amounts presented on the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$936	$—	$936	$—	$—	$936
Derivatives (included in Other assets)	411	—	411	(44)	(286)	81
Total assets	$1,347	$—	$1,347	$(44)	$(286)	$1,017
Liabilities:
Federal funds and other short-term borrowings	$3,476	$—	$3,476	$—	$—	$3,476
Derivatives (included in Other liabilities)	292	—	292	(44)	(12)	236
Total liabilities	$3,768	$—	$3,768	$(44)	$(12)	$3,712

	December 31, 2024
				Gross amounts not offset on the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset on the balance sheet	Net amounts presented on the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$1,453	$—	$1,453	$—	$—	$1,453
Derivatives (included in Other assets)	446	—	446	(19)	(404)	23
Total assets	$1,899	$—	$1,899	$(19)	$(404)	$1,476
Liabilities:
Federal funds and other short-term borrowings	$3,832	$—	$3,832	$—	$—	$3,832
Derivatives (included in Other liabilities)	350	—	350	(19)	(3)	328
Total liabilities	$4,182	$—	$4,182	$(19)	$(3)	$4,160
Security repurchase and reverse repurchase agreements are offset on the balance sheet according to master netting agreements, when applicable. Security repurchase agreements are included in “Federal funds and other short-term borrowings” on the consolidated balance sheet. Derivative instruments may also be offset under their master netting agreements; however, for accounting purposes, these items are presented on a gross basis on our balance sheet. For more information regarding derivative instruments, see Note 7.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
5. INVESTMENT SECURITIES
Investment Securities
We classify our investment securities as either available-for-sale (“AFS”) or held-to-maturity (“HTM”). AFS securities are measured at fair value and consist of debt securities used to manage liquidity and interest rate risk and to generate interest income. Unrealized gains and losses from AFS securities, after applicable taxes, are recorded as a component of other comprehensive income (“OCI”). HTM securities, which management has the intent and ability to hold until maturity, are carried at amortized cost. The amortized cost represents the original investment cost, adjusted for related amortization or accretion of any purchase premiums or discounts, and for any impairment losses, including credit-related impairment. Gains or losses on the sale of investment securities are recognized using the specific identification method and are recorded in noninterest income.
The carrying values of our investment securities do not include accrued interest receivables of $56 million and $60 million at March 31, 2025 and December 31, 2024, respectively. These receivables are included in “Other assets” on the consolidated balance sheet.
Investment securities with a carrying value of $17.8 billion and $17.9 billion were pledged as collateral for potential borrowings at March 31, 2025 and December 31, 2024, respectively.
When a security is transferred from AFS to HTM, the difference between its amortized cost basis and fair value at the date of transfer is amortized as a yield adjustment through interest income. The fair value at the date of transfer results in either a premium or discount to the amortized cost basis of the HTM securities. The amortization of unrealized gains or losses reported in accumulated other comprehensive income (“AOCI”) will offset the effect of the amortization of the premium or discount in interest income created by the transfer. The discount associated with securities previously transferred from AFS to HTM was $1.8 billion ($1.3 billion after tax) at March 31, 2025, compared with $1.8 billion ($1.4 billion after tax) at December 31, 2024.
See Notes 3 and 5 of our 2024 Form 10-K for more information regarding our process to estimate the fair value and accounting for our investment securities, respectively.
The following schedule presents the amortized cost and estimated fair values of our AFS and HTM securities:

	March 31, 2025
(In millions)	Amortized cost	Gross unrealized gains [1]	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$1,081	$6	$105	$982
U.S. Government agencies and corporations:
Agency securities	399	—	20	379
Agency guaranteed mortgage-backed securities	7,507	2	1,134	6,375
Small Business Administration loan-backed securities	426	—	19	407
Municipal securities	1,135	—	80	1,055
Other debt securities	25	—	—	25
Total available-for-sale	10,573	8	1,358	9,223
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	145	—	6	139
Agency guaranteed mortgage-backed securities	9,035	21	80	8,976
Municipal securities	301	—	16	285
Total held-to-maturity	9,481	21	102	9,400
Total investment securities	$20,054	$29	$1,460	$18,623

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
(In millions)	Amortized cost	Gross unrealized gains [1]	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$781	$—	$119	$662
U.S. Government agencies and corporations:
Agency securities	441	—	26	415
Agency guaranteed mortgage-backed securities	7,713	1	1,263	6,451
Small Business Administration loan-backed securities	455	—	21	434
Municipal securities	1,186	—	78	1,108
Other debt securities	25	—	—	25
Total available-for-sale	10,601	1	1,507	9,095
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	148	—	8	140
Agency guaranteed mortgage-backed securities	9,202	2	263	8,941
Municipal securities	319	—	18	301
Total held-to-maturity	9,669	2	289	9,382
Total investment securities	$20,270	$3	$1,796	$18,477
1 Gross unrealized gains for the respective AFS security categories without values were individually less than $1 million.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Maturities
The following schedule presents the amortized cost and weighted average yields of debt securities by remaining contractual maturity of principal payments at March 31, 2025. It does not incorporate interest rate resets and fair value hedges. The remaining contractual principal maturities do not reflect the duration of the portfolio, which includes amortization and expected prepayments; these effects result in measured durations shorter than contractual maturities.

	March 31, 2025
	Total debt securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollar amounts in millions)	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
Available-for-sale
U.S. Treasury securities	$1,081	3.19%	$179	4.22%	$101	4.00%	$400	3.36%	$401	2.35%
U.S. Government agencies and corporations:
Agency securities	399	3.05	55	2.78	58	3.46	175	2.92	111	3.18
Agency guaranteed mortgage-backed securities	7,507	2.01	15	1.21	91	2.07	1,392	2.10	6,009	2.00
Small Business Administration loan-backed securities	426	4.63	2	4.35	12	5.46	111	3.80	301	4.91
Municipal securities [1]	1,135	2.24	149	3.25	328	2.43	637	1.90	21	2.26
Other debt securities	25	8.17	—	—	10	9.51	—	—	15	7.27
Total available-for-sale securities	10,573	2.32	400	3.55	600	2.92	2,715	2.36	6,858	2.18
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	145	4.18	—	—	—	—	31	3.38	114	4.39
Agency guaranteed mortgage-backed securities	9,035	1.84	—	—	—	—	40	1.87	8,995	1.84
Municipal securities [1]	301	3.21	31	3.43	136	2.87	121	3.44	13	4.04
Total held-to-maturity securities	9,481	1.92	31	3.43	136	2.87	192	3.11	9,122	1.88
Total investment securities	$20,054	2.13	$431	3.54	$736	2.91	$2,907	2.41	$15,980	2.00
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents gross unrealized losses for AFS securities and the estimated fair value, categorized by the length of time the securities have been in an unrealized loss position:

	March 31, 2025
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$—	$279	$105	$296	$105	$575
U.S. Government agencies and corporations:
Agency securities	—	7	20	367	20	374
Agency guaranteed mortgage-backed securities	—	88	1,134	6,116	1,134	6,204
Small Business Administration loan-backed securities	—	33	19	363	19	396
Municipal securities	—	74	80	928	80	1,002
Other	—	15	—	—	—	15
Total available-for-sale investment securities	$—	$496	$1,358	$8,070	$1,358	$8,566

	December 31, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$3	$198	$116	$285	$119	$483
U.S. Government agencies and corporations:
Agency securities	—	3	26	403	26	406
Agency guaranteed mortgage-backed securities	—	86	1,263	6,171	1,263	6,257
Small Business Administration loan-backed securities	—	35	21	387	21	422
Municipal securities	—	68	78	984	78	1,052
Other	—	—	—	—	—	—
Total available-for-sale investment securities	$3	$390	$1,504	$8,230	$1,507	$8,620
At March 31, 2025 and December 31, 2024, the number of AFS investment securities in an unrealized loss position was 2,440 and 2,534, respectively.
Impairment
On a quarterly basis, we review our investment securities portfolio for the presence of impairment on an individual security basis. For additional information on our policy and impairment evaluation process for investment securities, see Note 5 of our 2024 Form 10-K.
AFS Impairment
We did not recognize any impairment on our AFS investment securities portfolio during the first three months of both 2025 and 2024. Unrealized losses primarily relate to higher interest rates subsequent to the purchase of securities and are not attributable to credit. Therefore, absent any future sales, we expect to receive full principal value at maturity. At March 31, 2025, we had not initiated any sales of AFS securities, nor did we have an intent to sell any identified securities with unrealized losses. We do not believe it is more likely than not that we would be required to sell such securities before recovering their amortized cost basis.
HTM Impairment
For HTM securities, the allowance for credit losses (“ACL”) is assessed consistent with the approach described in Note 6 for loans and leases measured at amortized cost. At March 31, 2025, the ACL on HTM securities was less than $1 million, all HTM securities were risk-graded as “Pass” in terms of credit quality, and none were considered past due.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Investment Securities Gains and Losses Recognized in Income
We recognized no investment securities gains and losses in income during the first three months of both 2025 and 2024.

The following schedule presents interest income categorized by investment security type:

	Three Months Ended March 31,
	2025			2024
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total

Available-for-sale	$65	$7	$72	$77	$8	$85
Held-to-maturity	52	1	53	56	1	57
Total investment securities	$117	$8	$125	$133	$9	$142

6. LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
The following schedule presents our loan and lease portfolio according to major portfolio segment and specific class:

(In millions)	March 31, 2025	December 31, 2024

Loans held for sale	$112	$74
Commercial:
Commercial and industrial	$16,900	$16,891
Owner-occupied	9,321	9,333
Municipal	4,412	4,364
Leasing	377	377
Total commercial	31,010	30,965
Commercial real estate:
Term	10,878	10,703
Construction and land development	2,715	2,774
Total commercial real estate	13,593	13,477
Consumer:
1-4 family residential	10,312	9,939
Home equity credit line	3,670	3,641
Construction and other consumer real estate	762	810
Bankcard and other revolving plans	472	457
Other	122	121
Total consumer	15,338	14,968
Total loans and leases	$59,941	$59,410
Loans and leases classified as held for investment are measured and presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $56 million and $43 million at March 31, 2025 and December 31, 2024, respectively. The amortized cost basis of the loans does not include accrued interest receivables of $279 million and $281 million at March 31, 2025 and December 31, 2024, respectively. These receivables are included in “Other assets” on the consolidated balance sheet.
Municipal loans generally include loans to state and local governments (“municipalities”) with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $270 million at March 31, 2025 and $260 million at December 31, 2024.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Loans with a carrying value of $41.4 billion at March 31, 2025 and $40.4 billion at December 31, 2024 have been pledged at the Federal Reserve (“FRB”) and the Federal Home Loan Bank (“FHLB”) of Des Moines as collateral for current and potential borrowings.
Loans held for sale are measured individually at fair value or the lower of cost or fair value and primarily consist of CRE loans sold into securitization entities, and conforming residential mortgages generally sold to U.S. government agencies. The following schedule presents loans added to, or sold from, the held for sale category during the periods presented:

	Three Months Ended March 31,
(In millions)	2025	2024

Loans added to held for sale	$175	$129
Loans sold from held for sale	139	170
Occasionally, we have continuing involvement in sold loans through servicing rights or guarantees. The principal balance of sold loans for which we retain servicing was approximately $669 million and $615 million at March 31, 2025 and December 31, 2024, respectively. Income from sold loans, excluding servicing, was $2 million for the three months ended March 31, 2025, and $1 million for the three months ended March 31, 2024, respectively.
Allowance for Credit Losses
The allowance for credit losses (“ACL”), which consists of the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”), represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date. For additional information regarding our policies and methodologies used to estimate the ACL, see Note 6 of our 2024 Form 10-K.
The ACL for AFS and HTM debt securities is estimated separately from loans. For HTM securities, the ACL is estimated consistent with the approach for loans measured at amortized cost. For more information regarding our methodology used to estimate the ACL on AFS and HTM debt securities, see Note 5 of our 2024 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Changes in the ACL are summarized as follows:

	Three Months Ended March 31, 2025
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$308	$300	$88	$696
Provision for loan losses	41	(29)	5	17
Gross loan and lease charge-offs	19	—	5	24
Recoveries	7	—	1	8
Net loan and lease charge-offs (recoveries)	12	—	4	16
Balance at end of period	$337	$271	$89	$697
Reserve for unfunded lending commitments
Balance at beginning of period	$26	$11	$8	$45
Provision for unfunded lending commitments	2	(1)	—	1
Balance at end of period	$28	$10	$8	$46
Total allowance for credit losses at end of period
Allowance for loan losses	$337	$271	$89	$697
Reserve for unfunded lending commitments	28	10	8	46
Total allowance for credit losses	$365	$281	$97	$743

	Three Months Ended March 31, 2024
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$302	$241	$141	$684
Provision for loan losses	(2)	57	(34)	21
Gross loan and lease charge-offs	10	—	4	14
Recoveries	6	1	1	8
Net loan and lease charge-offs (recoveries)	4	(1)	3	6
Balance at end of period	$296	$299	$104	$699
Reserve for unfunded lending commitments
Balance at beginning of period	$19	$17	$9	$45
Provision for unfunded lending commitments	—	(7)	(1)	(8)
Balance at end of period	$19	$10	$8	$37
Total allowance for credit losses at end of period
Allowance for loan losses	$296	$299	$104	$699
Reserve for unfunded lending commitments	19	10	8	37
Total allowance for credit losses	$315	$309	$112	$736

Nonaccrual Loans
Loans are generally placed on nonaccrual when payment in full of principal and interest is not expected, or the loan is 90 days or more past due as to principal or interest, unless it is both well-secured and in the process of collection. Factors we consider when placing a loan on nonaccrual status include delinquency status, collateral value, financial statements of the borrower or guarantor, bankruptcy status, and other indicators that suggest uncertainty in the full and timely collection of principal and interest.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
A nonaccrual loan may be restored to accrual status when the following conditions are met: (1) all delinquent principal and interest are brought current in accordance with the loan agreement; (2) the loan, if secured, is well secured; (3) the borrower has made payments according to the contractual terms for a minimum of six months; and (4) an analysis of the borrower indicates a reasonable assurance of their ability and willingness to continue making payments.
The following schedule presents the amortized cost basis of loans on nonaccrual:

	March 31, 2025
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Commercial:
Commercial and industrial	$3	$118	$121	$29
Owner-occupied	14	11	25	1
Municipal	5	5	10	2
Leasing	—	2	2	1
Total commercial	22	136	158	33
Commercial real estate:
Term	1	57	58	3
Construction and land development	—	—	—	—
Total commercial real estate	1	57	58	3
Consumer:
1-4 family residential	16	40	56	4
Home equity credit line	4	28	32	5
Construction and other consumer real estate	—	—	—	—
Bankcard and other revolving plans	—	1	1	1
Other	—	—	—	1
Total consumer	20	69	89	11
Total	$43	$262	$305	$47

	December 31, 2024
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance

Commercial:
Commercial and industrial	$45	$69	$114	$19
Owner-occupied	18	13	31	1
Municipal	5	6	11	2
Leasing	—	2	2	1
Total commercial	68	90	158	23
Commercial real estate:
Term	27	32	59	4
Total commercial real estate	27	32	59	4
Consumer:
1-4 family residential	12	37	49	4
Home equity credit line	5	25	30	5
Bankcard and other revolving plans	—	1	1	1
Total consumer	17	63	80	10
Total	$112	$185	$297	$37

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
For accruing loans, interest is accrued, and interest payments are recognized as interest income in accordance with the contractual loan agreement. For nonaccruing loans, the accrual of interest is discontinued, and any uncollected or accrued interest is promptly reversed from interest income, generally within one month. Payments received on nonaccruing loans are not recognized as interest income, but are applied to reduce the outstanding principal balance. When the collectability of the amortized cost basis of a nonaccrual loan is no longer in doubt, interest payments may be recognized as interest income on a cash basis. For the three months ended March 31, 2025 and 2024, no interest income was recognized on a cash basis while the loans were on nonaccrual.
The following schedule presents the amount of accrued interest receivables reversed from interest income, categorized by loan portfolio segment during the periods presented:

	Three Months Ended March 31,
(In millions)	2025	2024

Commercial	$4	$3
Commercial real estate	1	1
Consumer	1	1
Total	$6	$5
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
Past due loans (accruing and nonaccruing) are summarized as follows:

	March 31, 2025
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$16,836	$53	$11	$64	$16,900	$1	$105
Owner-occupied	9,293	20	8	28	9,321	—	16
Municipal	4,402	1	9	10	4,412	10	11
Leasing	376	1	—	1	377	—	1
Total commercial	30,907	75	28	103	31,010	11	133
Commercial real estate:
Term	10,841	15	22	37	10,878	—	27
Construction and land development	2,702	13	—	13	2,715	—	—
Total commercial real estate	13,543	28	22	50	13,593	—	27
Consumer:
1-4 family residential	10,266	22	24	46	10,312	—	17
Home equity credit line	3,643	15	12	27	3,670	—	14
Construction and other consumer real estate	762	—	—	—	762	—	—
Bankcard and other revolving plans	468	2	2	4	472	2	—
Other	122	—	—	—	122	—	1
Total consumer	15,261	39	38	77	15,338	2	32
Total	$59,711	$142	$88	$230	$59,941	$13	$192

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$16,857	$20	$14	$34	$16,891	$1	$98
Owner-occupied	9,309	10	14	24	9,333	3	16
Municipal	4,348	6	10	16	4,364	10	11
Leasing	377	—	—	—	377	—	2
Total commercial	30,891	36	38	74	30,965	14	127
Commercial real estate:
Term	10,667	2	34	36	10,703	3	28
Construction and land development	2,774	—	—	—	2,774	—	—
Total commercial real estate	13,441	2	34	36	13,477	3	28
Consumer:
1-4 family residential	9,896	16	27	43	9,939	—	15
Home equity credit line	3,609	20	12	32	3,641	—	13
Construction and other consumer real estate	810	—	—	—	810	—	—
Bankcard and other revolving plans	453	2	2	4	457	1	—
Other	121	—	—	—	121	—	—
Total consumer	14,889	38	41	79	14,968	1	28
Total	$59,221	$76	$113	$189	$59,410	$18	$183
1 Represents nonaccrual loans that are not past due more than 30 days; however, full payment of principal and interest is not expected.
Credit Quality Indicators
In addition to the nonaccrual and past due criteria, we also analyze loans using loan risk-grading systems, which vary based on the size and type of credit risk exposure. The internal risk grades assigned to loans follow our definition of Pass, Special Mention, Substandard, and Doubtful, which align with published regulatory risk classifications.
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
The amount of loans classified as Doubtful totaled less than $1 million at March 31, 2025, compared to $14 million at December 31, 2024.

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
The following schedule presents the amortized cost basis of loans and leases categorized by year of origination and by credit quality classification as monitored by management. Loans that have been modified resulting in substantially different terms than the original loan are included in the period in which the modification occurred.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	March 31, 2025
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial:
Commercial and industrial
Pass	$742	$2,410	$1,836	$1,297	$649	$960	$7,909	$139	$15,942
Special Mention	—	33	22	86	8	19	124	4	296
Accruing Substandard	11	50	44	198	24	33	167	14	541
Nonaccrual	4	3	13	30	1	23	19	28	121
Total commercial and industrial	757	2,496	1,915	1,611	682	1,035	8,219	185	16,900
Owner-occupied
Pass	282	1,304	837	1,566	1,615	2,885	224	48	8,761
Special Mention	—	65	1	22	33	21	18	1	161
Accruing Substandard	3	30	23	112	67	127	7	5	374
Nonaccrual	1	1	—	4	1	12	6	—	25
Total owner-occupied	286	1,400	861	1,704	1,716	3,045	255	54	9,321
Municipal
Pass	167	618	497	905	933	1,213	1	36	4,370
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	2	9	—	—	—	21	—	—	32
Nonaccrual	—	3	—	—	5	2	—	—	10
Total municipal	169	630	497	905	938	1,236	1	36	4,412
Leasing
Pass	29	102	74	89	23	39	—	—	356
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	2	3	11	2	1	—	—	19
Nonaccrual	—	—	1	1	—	—	—	—	2
Total leasing	29	104	78	101	25	40	—	—	377
Total commercial	1,241	4,630	3,351	4,321	3,361	5,356	8,475	275	31,010
Commercial real estate:
Term
Pass	524	1,633	1,174	1,984	1,252	2,419	293	154	9,433
Special Mention	—	25	—	139	—	3	2	—	169
Accruing Substandard	127	246	81	490	113	82	26	53	1,218
Nonaccrual	25	—	—	23	—	10	—	—	58
Total term	676	1,904	1,255	2,636	1,365	2,514	321	207	10,878
Construction and land development
Pass	101	394	697	278	4	9	699	50	2,232
Special Mention	—	—	9	56	18	—	—	—	83
Accruing Substandard	76	21	61	164	78	—	—	—	400
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	177	415	767	498	100	9	699	50	2,715
Total commercial real estate	853	2,319	2,022	3,134	1,465	2,523	1,020	257	13,593

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	March 31, 2025
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Consumer:
1-4 family residential
Pass	179	1,056	908	3,100	1,925	3,086	—	—	10,254
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	1	1	—	—	2
Nonaccrual	—	—	3	11	12	30	—	—	56
Total 1-4 family residential	179	1,056	911	3,111	1,938	3,117	—	—	10,312
Home equity credit line
Pass	—	—	—	—	—	—	3,531	101	3,632
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	6	—	6
Nonaccrual	—	—	—	—	—	—	24	8	32
Total home equity credit line	—	—	—	—	—	—	3,561	109	3,670
Construction and other consumer real estate
Pass	21	226	178	315	18	4	—	—	762
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	21	226	178	315	18	4	—	—	762
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	467	1	468
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	3	—	3
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	471	1	472
Other consumer
Pass	25	39	30	18	7	3	—	—	122
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	25	39	30	18	7	3	—	—	122
Total consumer	225	1,321	1,119	3,444	1,963	3,124	4,032	110	15,338
Total loans	$2,319	$8,270	$6,492	$10,899	$6,789	$11,003	$13,527	$642	$59,941

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Commercial and industrial
Pass	$2,479	$1,951	$1,504	$759	$387	$679	$8,043	$150	$15,952
Special Mention	37	24	47	8	2	34	85	5	242
Accruing Substandard	53	43	200	26	28	21	200	12	583
Nonaccrual	7	13	31	17	1	4	38	3	114
Total commercial and industrial	2,576	2,031	1,782	810	418	738	8,366	170	16,891
Owner-occupied
Pass	1,346	907	1,606	1,657	900	2,097	234	47	8,794
Special Mention	38	—	38	31	2	18	18	1	146
Accruing Substandard	23	28	75	66	25	133	7	5	362
Nonaccrual	5	1	4	1	—	15	5	—	31
Total owner-occupied	1,412	936	1,723	1,755	927	2,263	264	53	9,333
Municipal
Pass	604	498	939	960	553	753	—	29	4,336
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	10	4	—	—	—	3	—	—	17
Nonaccrual	3	—	—	5	—	3	—	—	11
Total municipal	617	502	939	965	553	759	—	29	4,364
Leasing
Pass	109	79	94	26	12	36	—	—	356
Special Mention	—	—	2	—	—	—	—	—	2
Accruing Substandard	1	3	10	2	1	—	—	—	17
Nonaccrual	—	1	1	—	—	—	—	—	2
Total leasing	110	83	107	28	13	36	—	—	377
Total commercial	4,715	3,552	4,551	3,558	1,911	3,796	8,630	252	30,965
Commercial real estate:
Term
Pass	1,687	1,198	2,093	1,278	1,053	1,608	254	175	9,346
Special Mention	48	—	87	—	—	5	—	—	140
Accruing Substandard	298	105	443	144	13	102	27	26	1,158
Nonaccrual	—	—	23	—	—	10	—	26	59
Total term	2,033	1,303	2,646	1,422	1,066	1,725	281	227	10,703
Construction and land development
Pass	361	701	445	4	1	9	680	52	2,253
Special Mention	—	22	21	17	—	—	—	25	85
Accruing Substandard	57	52	249	78	—	—	—	—	436
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	418	775	715	99	1	9	680	77	2,774
Total commercial real estate	2,451	2,078	3,361	1,521	1,067	1,734	961	304	13,477

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Consumer:
1-4 family residential
Pass	1,062	870	2,959	1,877	925	2,197	—	—	9,890
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	3	8	9	2	27	—	—	49
Total 1-4 family residential	1,062	873	2,967	1,886	927	2,224	—	—	9,939
Home equity credit line
Pass	—	—	—	—	—	—	3,506	99	3,605
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	6	—	6
Nonaccrual	—	—	—	—	—	—	22	8	30
Total home equity credit line	—	—	—	—	—	—	3,534	107	3,641
Construction and other consumer real estate
Pass	157	191	420	34	5	3	—	—	810
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	157	191	420	34	5	3	—	—	810
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	453	1	454
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	456	1	457
Other consumer
Pass	52	35	22	8	2	2	—	—	121
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	52	35	22	8	2	2	—	—	121
Total consumer	1,271	1,099	3,409	1,928	934	2,229	3,990	108	14,968
Total loans	$8,437	$6,729	$11,321	$7,007	$3,912	$7,759	$13,581	$664	$59,410

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedules present gross charge-offs by year of loan origination for the periods presented.

	Three Months Ended March 31, 2025
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial:
Commercial and industrial	$—	$—	$1	$—	$1	$10	$7	$—	$19
Consumer:
1-4 family residential	—	—	—	—	1	1	—	—	2
Bankcard and other revolving plans	—	—	—	—	—	—	2	—	2
Other	—	—	—	—	—	—	1	—	1
Total consumer	—	—	—	—	1	1	3	—	5
Total gross charge-offs	$—	$—	$1	$—	$2	$11	$10	$—	$24

	Three Months Ended March 31, 2024
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Commercial and industrial	$—	$1	$3	$1	$—	$—	$4	$1	$10
Consumer:
1-4 family residential	—	—	—	—	—	1	—	—	1
Bankcard and other revolving plans	—	—	—	—	—	—	2	—	2
Other	—	—	—	—	—	1	—	—	1
Total consumer	—	—	—	—	—	2	2	—	4
Total gross charge-offs	$—	$1	$3	$1	$—	$2	$6	$1	$14
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
being returned to accrual at the time of modification or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains on nonaccrual.
On an ongoing basis, we monitor the performance of all modified loans according to their modified terms. The amortized cost of modified loans that had a payment default during the three months ended March 31, 2025 and 2024, which were still in default at period end, and were within 12 months or less of being modified was zero and approximately $18 million, primarily commercial real estate loans, respectively.
The amortized cost of loans to borrowers experiencing financial difficulty that were modified during the period, by loan class and modification type, is summarized in the following schedule:

	Three Months Ended March 31, 2025
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$35	$—	$—	$—	$35	0.2%
Owner-occupied	—	5	—	—	—	5	0.1
Total commercial	—	40	—	—	—	40	0.1
Commercial real estate:
Term	—	211	—	8	—	219	2.0
Construction and land development	—	31	—	—	—	31	1.1
Total commercial real estate	—	242	—	8	—	250	1.8
Consumer:
1-4 family residential	—	—	—	—	10	10	0.1
Total consumer	—	—	—	—	10	10	0.1
Total	$—	$282	$—	$8	$10	$300	0.5

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended March 31, 2024
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$26	$—	$—	$4	$30	0.2%
Owner-occupied	—	3	—	—	—	3	—
Total commercial	—	29	—	—	4	33	0.1
Commercial real estate:
Term	—	83	—	—	—	83	0.8
Construction and land development	—	1	—	—	—	1	—
Total commercial real estate	—	84	—	—	—	84	0.6
Consumer:
1-4 family residential	—	—	2	—	2	4	—
Home equity credit line	—	—	—	—	1	1	—
Other	—	1	—	—	—	1	0.8
Total consumer	—	1	2	—	3	6	—
Total	$—	$114	$2	$—	$7	$123	0.2

1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $8 million and $3 million at March 31, 2025 and March 31, 2024, respectively.
3 Amounts less than 0.05% are rounded to zero.
The financial impact of loan modifications to borrowers experiencing financial difficulty is summarized in the following schedules:

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)
Commercial:
Commercial and industrial	0.5%	8	0.1%	13
Owner-occupied	—	83	—	58
Total commercial	0.5	18	0.1	17
Commercial real estate:
Term	—	6	—	13
Construction and land development	—	12	—	14
Total commercial real estate	—	7	—	13
Consumer:[1]
1-4 family residential	—	3	1.3	76
Home equity credit line	—	0	6.8	38
Other	—	0	—	71
Total consumer	—	3	4.7	64
Total weighted average financial impact	0.5	8	1.3	15
1 Primarily relates to a small number of loans within each consumer loan class.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Loan modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024 resulted in less than $1 million and zero principal forgiveness, respectively, for the total loan portfolio for the period.
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after April 1, 2024 through March 31, 2025, presented by portfolio segment and loan class:

	March 31, 2025
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total amortized cost of loans
Commercial:
Commercial and industrial	$84	$2	$—	$2	$86
Owner-occupied	17	—	—	—	17
Municipal	—	—	8	8	8
Total commercial	101	2	8	10	111
Commercial real estate:
Term	339	8	—	8	347
Construction and land development	36	12	—	12	48
Total commercial real estate	375	20	—	20	395
Consumer:
1-4 family residential	14	—	—	—	14
Home equity credit line	1	—	—	—	1
Bankcard and other revolving plans	1	—	—	—	1
Total consumer	16	—	—	—	16
Total	$492	$22	$8	$30	$522
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after April 1, 2023 through March 31, 2024, presented by portfolio segment and loan class:

	March 31, 2024
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total amortized cost of loans
Commercial:
Commercial and industrial	$62	$—	$6	$6	$68
Owner-occupied	10	—	—	—	10
Municipal	8	—	—	—	8
Total commercial	80	—	6	6	86
Commercial real estate:
Term	199	17	4	21	220
Construction and land development	23	1	1	2	25
Total commercial real estate	222	18	5	23	245
Consumer:
1-4 family residential	2	—	2	2	4
Home equity credit line	2	—	—	—	2
Other	1	—	—	—	1
Total consumer	5	—	2	2	7
Total	$307	$18	$13	$31	$338

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
Select information on loans for which the borrower is experiencing financial difficulties and repayment is expected to be provided substantially through the operation or sale of the underlying collateral, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

	March 31, 2025
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Commercial and industrial	$36	Single family residential	110%
Owner-occupied	2	Retail facility	24%
Municipal	5	Multifamily apartments	172%
Commercial real estate:
Term	49	Office building	99%
Consumer:
1-4 family residential	2	Single family residential	68%
Home equity credit line	2	Single family residential	38%
Total	$96

	December 31, 2024
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Owner occupied	$6	Retail facility	64%
Municipal	5	Multifamily apartments	174%
Commercial real estate:
Term	49	Office building	98%
Consumer:
1-4 family residential	3	Single family residential	38%
Home equity credit line	3	Single family residential	29%
Total	$66
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
At both March 31, 2025 and December 31, 2024, we had less than $1 million in foreclosed residential real estate property. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure was $9 million and $14 million for the same periods, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Accounting
Our primary objective for using derivatives is to manage interest rate risk. We utilize derivatives to stabilize forecasted interest income from variable-rate assets and to modify the coupon or duration of fixed-rate financial assets or liabilities. Additionally, we assist customers with their risk management needs through the use of derivatives. Cash receipts and payments from derivatives designated in qualifying hedging relationships are classified in the same category as the cash flows from the items being hedged in the statement of cash flows, while cash flows from undesignated derivatives are classified as operating activities. For more information about the use of and accounting policies regarding derivative instruments, see Note 7 of our 2024 Form 10-K.
Collateral and Credit Risk
Credit risk arises from the possibility of nonperformance by counterparties. No significant losses on derivative instruments have occurred as a result of counterparty nonperformance. For more information on how we incorporate counterparty credit risk in derivative valuations, see Note 3 of our 2024 Form 10-K. For additional discussion of collateral and the associated credit risk related to our derivative contracts, see Note 7 of our 2024 Form 10-K.
Our derivative contracts require us to pledge collateral for derivatives in a net liability position at a given balance sheet date. Certain derivative contracts include credit risk-related contingent features, such as the requirement to maintain a minimum debt credit rating. If a credit risk-related feature were triggered, such as a downgrade of our credit rating, we may be required to pledge additional collateral. Historically, not all counterparties have demanded additional collateral when contractually permitted.
At March 31, 2025, the fair value of our derivative liabilities was $292 million, for which we pledged $13 million in cash collateral in the normal course of business to satisfy variation margin requirements. Additionally, we pledged $180 million in U.S. Treasuries to satisfy initial margin requirements with certain dealer counterparties and central clearing houses. If our credit rating were downgraded one notch by either Standard & Poor’s (“S&P”) or Moody’s at March 31, 2025, it is unlikely that additional collateral would be required to be pledged. Derivatives that are centrally cleared do not have credit risk-related features requiring additional collateral in the event of a credit rating downgrade.
We measure counterparty credit risk by calculating a credit valuation adjustment (“CVA”), which captures the value of nonperformance risk for both our counterparties and ourselves. The fair value of derivatives includes a net CVA, reducing the fair value of the derivative liabilities by $9 million at both March 31, 2025, and December 31, 2024. CVA is included in “Capital markets fees and income” on the consolidated statement of income.
Derivative Amounts
The following schedule presents derivative notional amounts and recorded gross fair values at March 31, 2025 and December 31, 2024:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	March 31, 2025			December 31, 2024
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Hedges of floating-rate assets	$750	$4	$—	$550	$—	$2
Hedges of floating-rate liabilities	500	—	—	500	—	—
Fair value hedges:
Hedges of fixed-rate assets	4,967	103	—	4,668	93	—
Hedges of fixed-rate liabilities	500	—	—	500	—	—
Total derivatives designated as hedging instruments	6,717	107	—	6,218	93	2
Derivatives not designated as hedging instruments:
Customer interest rate derivatives [1]	17,314	300	291	16,833	348	346
Other interest rate derivatives	1,124	1	—	1,105	1	—
Foreign exchange derivatives	331	2	1	373	4	2
Purchased credit derivatives	55	1	—	24	—	—
Total derivatives not designated as hedging instruments	18,824	304	292	18,335	353	348
Total derivatives	$25,541	$411	$292	$24,553	$446	$350
1 Customer interest rate derivatives include both customer-facing derivatives and offsetting dealer-facing derivatives.
The following schedules present the amount of gains (losses) from derivative instruments designated as cash flow and fair value hedges that were deferred in AOCI or recognized in earnings for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
(In millions)	Effective portion of derivative gain (loss) deferred in AOCI	Amount of gain (loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges: [1]
Hedges of floating-rate assets	$6	$(20)	$—
Hedges of floating-rate liabilities	—	1	—
Fair value hedges: [2]
Hedges of fixed-rate assets	—	—	13
Hedges of fixed-rate liabilities	—	—	(2)
Total derivatives designated as hedging instruments	$6	$(19)	$11

	Three Months Ended March 31, 2024
(In millions)	Effective portion of derivative gain (loss) deferred in AOCI	Amount of gain (loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges: [1]
Hedges of floating-rate assets	$(5)	$(36)	$—
Hedges of floating-rate liabilities	4	2	—
Fair value hedges: [2]
Hedges of fixed-rate assets	—	—	23
Hedges of fixed-rate liabilities	—	—	(2)
Total derivatives designated as hedging instruments	$(1)	$(34)	$21

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
1 For the 12 months following March 31, 2025, we estimate that $54 million of net losses from active and terminated cash flow hedges will be reclassified from AOCI into interest income, compared with an estimate of $102 million at March 31, 2024. At March 31, 2025, there were $76 million of losses deferred in AOCI related to terminated cash flow hedges that are expected to be fully reclassified into earnings by October 2027.
2 We had total cumulative unamortized basis adjustments from terminated fair value hedges of debt of $38 million and $45 million at March 31, 2025 and 2024, respectively. We had $3 million of cumulative unamortized basis adjustments from terminated fair value hedges of assets at both March 31, 2025 and 2024. Interest on fair value hedges presented above includes the amortization of the remaining unamortized basis adjustments.
The following schedule presents the amount of gains (losses) recognized from derivatives not designated as accounting hedges:

	Other Noninterest Income/(Expense)
(In millions)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	$7	$6
Other interest rate derivatives	—	1
Foreign exchange derivatives	6	7
Purchased credit derivatives	—	—
Total derivatives not designated as hedging instruments	$13	$14
The following schedule presents derivatives used in fair value hedge accounting relationships, along with pre-tax gains (losses) recorded on these derivatives and the related hedged items for the periods presented:

	Gains (losses) recorded in income
	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(In millions)	Derivatives	Hedged items	Total income statement impact	Derivatives	Hedged items	Total income statement impact

Hedges of fixed-rate assets [1,2]	$(80)	$80	$—	$98	$(98)	$—
Hedges of fixed-rate debt [1,2]	12	(12)	—	—	—	—

1 Includes hedges of benchmark interest rate risk for fixed-rate long-term debt, fixed-rate AFS securities, and fixed-rate commercial loans. Gains and losses were recorded in interest income or expense, consistent with the hedged items.
2 The income/expense for derivatives does not reflect interest income/expense from periodic accruals and payments to be consistent with the presentation of the gains (losses) on the hedged items.
The following schedule presents information regarding basis adjustments for hedged items in fair value hedging relationships:

	Par value of hedged items		Carrying amount of the hedged items [1]		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(In millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024

Hedges of fixed-rate assets [1,2]	$11,403	$11,388	$11,194	$11,099	$(209)	$(289)
Hedges of fixed-rate debt [1]	(500)	(500)	(506)	(493)	(6)	7
1 Carrying amounts exclude (1) issuance and purchase discounts or premiums, (2) unamortized issuance and acquisition costs, and (3) amounts related to terminated fair value hedges.
2 At March 31, 2025, the amortized cost basis of assets designated using the portfolio layer method was $9.9 billion; the cumulative basis adjustment associated with these hedging relationships was $3 million; and the notional amounts of the designated hedging instruments were $3.5 billion.
8. LEASES
We have operating and finance leases for branches, data centers, and corporate offices, including our headquarters in Salt Lake City, Utah. At March 31, 2025, we had 407 branches, with 278 owned and 129 leased. The remaining

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
maturities of our lease commitments range from the year 2025 to 2062, with some lease arrangements including options to extend or terminate the leases.
Leases with terms longer than twelve months are reported as a lease liability with a corresponding right-of-use (“ROU”) asset. ROU assets for operating leases and finance leases are included in “Other assets” and “Premises, equipment and software, net” on the consolidated balance sheet, respectively. The corresponding liabilities for those leases are included in “Other liabilities” and “Long-term debt,” respectively. For more information about our lease policies, see Note 8 of our 2024 Form 10-K.
The following schedule presents ROU assets and lease liabilities with the associated weighted average remaining life and discount rate:

(In millions)	March 31, 2025	December 31, 2024
Operating leases
ROU assets, net of amortization	$191	$188
Lease liabilities	242	240
Finance leases
ROU assets, net of amortization	3	3
Lease liabilities	4	4
Weighted average remaining lease term (years)
Operating leases	9.8	9.9
Finance leases	15.3	15.6
Weighted average discount rate
Operating leases	3.8%	3.8%
Finance leases	3.1%	3.1%
The following schedule presents additional information related to lease expense:

	Three Months Ended March 31,
(In millions)	2025	2024
Lease expense:
Operating lease expense	$10	$10
Other expenses associated with operating leases [1]	16	15
Total lease expense	$26	$25

Related cash disbursements for operating leases	$11	$11
1 Other expenses primarily include property taxes and building and property maintenance.
The following schedule presents the total contractual undiscounted lease payments for operating lease liabilities by expected due date for each of the next five years:

(In millions)	Total undiscounted lease payments

2025 [1]	$30
2026	38
2027	28
2028	29
2029	26
Thereafter	147
Total lease payments	298
Less imputed interest	56
Total	$242
1 Represents contractual maturities remaining in 2025.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We enter into certain lease agreements as the lessor of real estate, involving bank-owned and subleased properties to generate cash flow. This includes leasing vacant suites within buildings we partially occupy. Operating lease income totaled $4 million and $3 million for the first quarters of 2025 and 2024, respectively.
We originated equipment leases, classified as sales-type leases or direct-financing leases, totaling $377 million at both March 31, 2025 and December 31, 2024. Income from these leases totaled $5 million and $4 million for the first quarters of 2025 and 2024, respectively.
9. LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
The long-term debt carrying values presented on the consolidated balance sheet represent the par value of the debt, adjusted for any unamortized premium or discount, unamortized debt issuance costs, and fair value hedge basis adjustments.
The following schedule presents the components of our long-term debt:
LONG-TERM DEBT

(In millions)	March 31, 2025	December 31, 2024

Subordinated notes [1]	$960	$946
Finance lease obligations	4	4
Total	$964	$950
1 The change in the subordinated notes balance is primarily due to a fair value hedge accounting adjustment. See also Note 7.
Shareholders' Equity
Our common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. At March 31, 2025, there were 147.6 million shares of $0.001 par value common stock outstanding. Common stock and additional paid-in capital was $1.7 billion at both March 31, 2025 and December 31, 2024. During the first quarter of 2025, we repurchased 0.7 million common shares outstanding for $40 million at an average price of $53.53 per share. This repurchase amount excludes certain insignificant balances related to the common shares acquired in connection with our stock compensation plan, which were acquired from employees to cover their payroll taxes and stock option exercise costs upon the exercise of stock options.
The AOCI balance was a loss of $2.3 billion at March 31, 2025, and largely reflects a decline in the fair value of fixed-rate AFS securities as a result of changes in interest rates, and includes $1.8 billion ($1.3 billion after tax) of unrealized losses on the securities previously transferred from AFS to HTM. The following schedule presents the changes in AOCI by major component:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Three Months Ended March 31, 2025
Balance at December 31, 2024	$(2,301)	$(78)	$(1)	$(2,380)
Other comprehensive income before reclassifications, net of tax	68	5	—	73
Amounts reclassified from AOCI, net of tax	43	14	—	57
Other comprehensive income	111	19	—	130
Balance at March 31, 2025	$(2,190)	$(59)	$(1)	$(2,250)
Income tax expense included in other comprehensive income	$36	$6	$—	$42
Three Months Ended March 31, 2024
Balance at December 31, 2023	$(2,526)	$(165)	$(1)	$(2,692)
Other comprehensive income (loss) before reclassifications, net of tax	12	(1)	—	11
Amounts reclassified from AOCI, net of tax	46	26	—	72
Other comprehensive income	58	25	—	83
Balance at March 31, 2024	$(2,468)	$(140)	$(1)	$(2,609)
Income tax expense included in other comprehensive income	$19	$8	$—	$27

	Amounts reclassified from AOCI
(In millions)	Three Months Ended March 31,
AOCI components	2025	2024	Affected line item on statement of income

Net unrealized gains (losses) on investment securities	$(57)	$(61)	Securities gains (losses), net
Less: Income tax expense (benefit)	(14)	(15)
Total	$(43)	$(46)
Net unrealized gains (losses) on derivative instruments and other	$(19)	$(34)	Interest and fees on loans; Interest on short- and long-term borrowings
Less: Income tax expense (benefit)	(5)	(8)
Total	$(14)	$(26)
10. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the contractual amounts related to off-balance sheet financial instruments used to meet our customers' financing needs:

(In millions)	March 31, 2025	December 31, 2024

Unfunded lending commitments [1]	$28,633	$28,767
Standby letters of credit:
Financial	606	574
Performance	260	262
Commercial letters of credit	27	15
Total unfunded commitments	$29,526	$29,618
1 Net of participations.
For more information about these commitments and guarantees including their terms and collateral requirements, see Note 16 of our 2024 Form 10-K.
Legal Matters
We are involved in various legal proceedings or governmental inquiries, which may include litigation in court, arbitral proceedings, investigations, examinations, and other actions initiated or considered by governmental and self-regulatory agencies. Litigation may pertain to lending, deposit and other customer relationships, supplier and contractual issues, employee matters, intellectual property matters, personal injuries and torts, regulatory and legal compliance, and other matters. While most matters involve individual claims, we are also subject to putative class action claims and similar broader claims. Proceedings, investigations, examinations, and other actions initiated or considered by governmental and self-regulatory agencies may relate to our banking, investment advisory, trust, securities, and other products and services; and our customers’ involvement in money laundering, fraud, securities violations and other illicit activities or our policies and practices concerning such customer activities. Additionally, these actions may pertain to our compliance with the broad range of banking, securities and other applicable laws and regulations. At any given time, we may be responding to subpoenas, requests for documents, data, and testimony relating to these matters and engaging in discussions to resolve them.
At March 31, 2025, we were subject to the following material litigation:
•Two civil cases, Lifescan, Inc. and Johnson & Johnson Health Care Services v. Jeffrey C. Smith, et. al., brought against us in the United States District Court for the District of New Jersey in December 2017, and Roche Diagnostics and Roche Diabetes Care Inc. v. Jeffrey C. Smith, et. al., brought against us in the United States District Court for the District of New Jersey in March 2019. In these cases, certain manufacturers and distributors of medical products seek to hold us liable for allegedly fraudulent practices of a borrower of the Bank who filed for bankruptcy protection in 2017. Discovery is substantially complete for most parties in both cases. However, final rulings on certain dispositive motions remain outstanding, and other dispositive motions have yet to be filed or ruled upon. No trial dates have been set for either case.
•In the matter of Streck and Ariza v. Zions Bancorporation, N.A., an arbitration matter pending before the American Arbitration Association, related to an employment dispute brought by two former employees alleging damages arising from claims of alleged gender discrimination, retaliation, and constructive discharge. The case was resolved favorably, with the Bank incurring no liability to the claimants.
•Cayon and Reesor v. Zions Bancorporation, N.A., is an arbitration matter pending before Judicial Arbitration and Mediation Services. The claimants have asserted claims for unpaid overtime, meal and rest break violations, and failure to reimburse work-related expenses. They have also initiated a related action under the California Private Attorneys General Act. The arbitration is in the discovery phase, with a final hearing scheduled for February 2026.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
We also assess whether we can determine the range of reasonably possible losses for significant matters where the likelihood of a loss is not remote. Due to the difficulty of predicting the outcome of legal matters, discussed subsequently, we can meaningfully estimate such a range for only a limited number of cases. Based on information available at March 31, 2025, the estimated aggregate range of reasonably possible losses for these matters is zero to approximately $10 million in excess of amounts accrued. The matters underlying this estimated range will change over time, and actual results may vary significantly from this estimate. Matters for which a meaningful estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent our maximum loss exposure.
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
Any estimate or determination regarding the future resolution of litigation, arbitration, governmental or self-regulatory examinations, investigations or similar matters is inherently uncertain and involves significant judgment. This is particularly true in the early stages of a legal matter, when legal issues and facts have not been fully articulated, reviewed, analyzed, and vetted through discovery, trial or hearing preparation, substantive and productive mediation or settlement discussions, or other actions. It is also especially true for class actions and similar claims involving multiple defendants, matters with complex procedural requirements or substantive issues, novel legal theories, and examinations, investigations, and other actions conducted or brought by governmental and self-regulatory agencies, where the normal adjudicative process is not applicable. As a result, we are often unable to determine whether a favorable or unfavorable outcome is remote, reasonably likely, or probable, or to estimate the amount or range of a probable or reasonably likely loss, until relatively late in the course of a legal matter, sometimes not until a number of years have elapsed. Consequently, our judgments and estimates relating to claims will change over time in light of developments, and actual outcomes will differ from our estimates. These differences may be material.
11. REVENUE FROM CONTRACTS WITH CUSTOMERS
Noninterest income and revenue from contracts with customers are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We recognize noninterest income from certain contracts with customers when the contractual performance obligations are satisfied. For more information about our revenue from contracts with customers, see Note 17 of our 2024 Form 10-K.
Disaggregation of Revenue
The following schedule presents revenue from contracts with customers and provides a reconciliation to total noninterest income by operating business segment for the three months ended March 31, 2025 and 2024. Customer-related noninterest income from other sources represents revenue from customers that falls outside the scope of the applicable accounting guidance for revenue from contracts with customers.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Zions Bank		CB&T		Amegy
(In millions)	2025	2024	2025	2024	2025	2024

Commercial account fees	$15	$13	$7	$7	$15	$15
Card fees [1]	12	12	4	5	7	8
Retail and business banking fees	5	5	3	3	4	3
Capital markets fees and income [2,3]	—	—	1	—	8	—
Wealth management fees	4	6	1	1	5	4
Other customer-related fees	2	2	2	2	1	2
Total noninterest income from contracts with customers	38	38	18	18	40	32
Customer-related noninterest income from other sources	4	4	8	6	6	7
Total customer-related noninterest income	42	42	26	24	46	39
Noncustomer-related noninterest income [3]	—	1	2	2	2	3
Total noninterest income	$42	$43	$28	$26	$48	$42

	NBAZ		NSB		Vectra
(In millions)	2025	2024	2025	2024	2025	2024

Commercial account fees	$2	$3	$3	$3	$2	$2
Card fees [1]	4	4	4	4	2	2
Retail and business banking fees	2	2	2	3	1	1
Capital markets fees and income [2,3]	—	—	—	—	—	—
Wealth management fees	1	1	2	1	—	—
Other customer-related fees	1	—	—	—	1	1
Total noninterest income from contracts with customers	10	10	11	11	6	6
Customer-related noninterest income from other sources	—	—	1	1	2	—
Total customer-related noninterest income	10	10	12	12	8	6
Noncustomer-related noninterest income [3]	—	—	—	—	—	—
Total noninterest income	$10	$10	$12	$12	$8	$6

	TCBW		Other		Consolidated Bank
(In millions)	2025	2024	2025	2024	2025	2024

Commercial account fees	$1	$1	$—	$—	$45	$44
Card fees [1]	1	1	—	(1)	34	35
Retail and business banking fees	—	—	—	(1)	17	16
Capital markets fees and income [2,3]	—	—	1	1	10	1
Wealth management fees	—	—	1	1	14	14
Other customer-related fees	—	—	6	7	13	14
Total noninterest income from contracts with customers	2	2	8	7	133	124
Customer-related noninterest income from other sources	—	—	4	10	25	28
Total customer-related noninterest income	2	2	12	17	158	152
Noncustomer-related noninterest income [3]	—	—	9	(2)	13	4
Total noninterest income	$2	$2	$21	$15	$171	$156
1 Card fees exclude costs associated with reward programs that are netted against interchange fees, as these costs are not within the scope of applicable accounting guidance for revenue from contracts with customers.
2 Capital markets fees and income excludes revenue associated with real estate capital markets, swaps, loan syndications, foreign exchange activities, and CVA, as the related fees and income are not within the scope of applicable accounting guidance for revenue from contracts with customers.
3 Effective for the first quarter of 2025, capital markets fees and income includes fair value and nonhedge derivative income (loss). These amounts were previously disclosed under noncustomer-related noninterest income. No other income statement line items were affected by these changes and reclassifications. Prior period amounts have been reclassified for comparative purposes.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Revenue from contracts with customers did not result in significant contract assets and liabilities. Contract receivables are included in “Other assets” on the consolidated balance sheet. Payment terms vary by services offered, and the timing between the completion of performance obligations and payment is generally not significant.
12. INCOME TAXES
The effective income tax rate was 28.9% for the first quarter of 2025, compared with 24.6% for the first quarter of 2024. These tax rates were increased by the nondeductibility of certain Federal Deposit Insurance Corporation (“FDIC”) premiums, certain executive compensation, and other fringe benefits. The FDIC insurance premiums are nondeductible, whereas the FDIC special assessments are tax deductible. Both periods saw reductions in tax rates due to nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance policies.
The tax rate for the first quarter of 2025 was higher relative to the same prior year period, primarily due to new Utah state tax legislation enacted in the first quarter of 2025 related to our investment securities and trading assets. This legislation required a revaluation of our net deferred tax asset (“DTA”), which primarily arises from unrealized losses in AOCI on certain securities. Consequently, this resulted in $16 million of additional tax expense for the quarter.
At March 31, 2025 and December 31, 2024, we had a net DTA totaling $823 million and $904 million, respectively. The net DTA or deferred tax liability (“DTL”) is included in either “Other assets” or “Other liabilities,” respectively, on the consolidated balance sheet.
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
Based on this evaluation, we concluded that a valuation allowance was not required at both March 31, 2025 and December 31, 2024.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
13. NET EARNINGS PER COMMON SHARE
The following schedule presents basic and diluted net earnings per common share based on the weighted average outstanding shares:

	Three Months Ended March 31,
(In millions, except shares and per share amounts)	2025	2024
Basic:
Net income	$170	$153
Less common and preferred dividends	66	71
Undistributed earnings	104	82
Less undistributed earnings applicable to nonvested shares	1	1
Undistributed earnings applicable to common shares	103	81
Distributed earnings applicable to common shares	64	60
Total earnings applicable to common shares	$167	$141
Weighted average common shares outstanding (in thousands)	147,321	147,338
Net earnings per common share	$1.13	$0.96
Diluted:
Total earnings applicable to common shares	$167	$141
Weighted average common shares outstanding (in thousands)	147,321	147,338
Dilutive effect of stock options (in thousands)	66	5
Weighted average diluted common shares outstanding (in thousands)	147,387	147,343
Net earnings per common share	$1.13	$0.96
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share:

	Three Months Ended March 31,
(In thousands)	2025	2024

Restricted stock and restricted stock units	1,750	1,543
Stock options	311	1,379
14. OPERATING SEGMENT INFORMATION
We manage our operations with a focus on geographic area, primarily in the states of Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. We conduct our operations primarily through seven separately managed affiliate banks, each with its own local branding and management team: Zions Bank, California Bank & Trust, Amegy Bank, National Bank of Arizona, Nevada State Bank, Vectra Bank Colorado, and The Commerce Bank of Washington. These affiliate banks comprise our primary operating segments. We emphasize local authority, responsibility, pricing, and customization of certain products to maximize customer satisfaction, strengthen community relations, and improve profitability and shareholder returns.
At March 31, 2025, Zions Bank operated 92 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. CB&T operated 78 branches in California. Amegy operated 75 branches in Texas. NBAZ operated 56 branches in Arizona. NSB operated 43 branches in Nevada. Vectra operated 33 branches in Colorado and one branch in New Mexico. TCBW operated two branches in Washington and one branch in Oregon. During the first three months of 2025, all of the Bank's assets, revenues, and expenses were located in or derived from operations within the United States.
In late March 2025, we purchased four FirstBank Coachella Valley, California branches and their associated deposit and loan accounts. In addition to the four branches, the purchase included approximately $630 million in deposits and $420 million in consumer and commercial loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We focus on serving customers in the communities where we operate. Each of our operating segments offers a wide range of banking products and related services, delivered digitally or through other channels. These include primarily commercial and small business banking, capital markets and investment banking, commercial real estate lending, retail banking, and wealth management.
Our affiliate banks are supported by an enterprise operating segment, referred to as the “Other” segment, which provides governance and risk management, allocates capital, establishes strategic objectives, and includes centralized technology, back-office functions, and certain lines of business not operated through our affiliate banks. The costs of centrally provided services are allocated to the operating segments based on estimated or actual usage of those services. Capital is allocated according to the risk-weighted assets held by each segment. We use an internal funds transfer pricing (“FTP”) allocation process to report the results of operations for each segment. This process is subject to ongoing changes and refinements. The total average loans and deposits for the operating segments include minor intercompany amounts and may also include deposits with the “Other” segment. Transactions between segments are primarily conducted at fair value, with profits eliminated for consolidated reporting purposes.
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
The following schedule presents selected operating segment information that is regularly provided to the CODM to evaluate performance and allocate resources for the three months ended March 31, 2025 and 2024:

	Zions Bank		CB&T		Amegy
(In millions)	2025	2024	2025	2024	2025	2024
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$176	$163	$152	$144	$132	$111
Provision for credit losses	6	(11)	10	22	3	4
Net interest income after provision for credit losses	170	174	142	122	129	107
Noninterest income	42	43	28	26	48	42
Noninterest expense:
Salaries and employee benefits	36	36	34	33	30	30
Technology, telecom, and information processing	4	4	1	1	2	2
Occupancy and equipment, net	7	7	8	8	9	7
Other direct expenses [2]	18	20	10	13	13	16
Indirect/allocated expenses	79	74	51	45	64	58
Total noninterest expense	144	141	104	101	118	113
Income (loss) before taxes	$68	$76	$66	$47	$59	$36
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$14,834	$14,723	$14,675	$14,165	$13,953	$13,115
Total average deposits	21,211	20,735	14,621	14,406	14,812	14,871

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2025	2024	2025	2024	2025	2024
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$64	$61	$53	$49	$35	$36
Provision for credit losses	(8)	5	—	(5)	8	(6)
Net interest income after provision for credit losses	72	56	53	54	27	42
Noninterest income	10	10	12	12	8	6
Noninterest expense:
Salaries and employee benefits	14	14	12	12	10	10
Technology, telecom, and information processing	1	1	1	2	1	1
Occupancy and equipment, net	3	3	3	3	3	3
Other direct expenses [2]	9	7	5	6	3	4
Indirect/allocated expenses	25	23	23	22	16	16
Total noninterest expense	52	48	44	43	33	34
Income (loss) before taxes	$30	$18	$21	$23	$2	$14
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,701	$5,651	$3,657	$3,506	$3,921	$4,039
Total average deposits	6,947	6,859	7,166	7,200	3,440	3,450

	TCBW		Other		Consolidated Bank
(In millions)	2025	2024	2025	2024	2025	2024
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$17	$14	$(5)	$8	$624	$586
Provision for credit losses	(3)	4	2	—	18	13
Net interest income after provision for credit losses	20	10	(7)	8	606	573
Noninterest income	2	2	21	15	171	156
Noninterest expense:
Salaries and employee benefits	3	3	203	193	342	331
Technology, telecom, and information processing	1	—	59	51	70	62
Occupancy and equipment, net	1	1	7	7	41	39
Other direct expenses [2]	1	2	26	26	85	94
Indirect/allocated expenses	3	3	(261)	(241)	—	—
Total noninterest expense	9	9	34	37	538	526
Income (loss) before taxes	$13	$3	$(20)	$(14)	$239	$203
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,964	$1,728	$930	$980	$59,635	$57,907
Total average deposits	1,134	1,123	5,588	4,714	74,919	73,358
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2025. There were no changes in our internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A. Risk Factors in our 2024 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs

January	1,485	$58.25	—
February	769,419	53.62	747,268
March	464	50.35	—
First quarter 2025	771,368	53.62	747,268
1 Includes amounts related to common shares acquired through our publicly announced plans and those acquired in connection with our stock compensation plan. These shares were acquired from employees to cover their payroll taxes and stock option exercise costs upon the exercise of stock options.
ITEM 5. OTHER INFORMATION
None of our directors or officers have adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement during the three months ended March 31, 2025. Our directors and officers participate in certain of our benefits plans such as our Omnibus Incentive Plan and Payshelter 401(k) and Employee Stock Ownership Plan, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options granted thereunder, which elections may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements as defined in Item 408(c) of Regulation S-K.

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

101
Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in Inline XBRL (i) the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) the Consolidated Statements of Income for the three months ended March 31, 2025 and March 31, 2024, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and March 31, 2024, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2025 and March 31, 2024, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and March 31, 2024, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: May 8, 2025