Form 10-Q
period 2025-06-30
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2025-08-07
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2025 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
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
Number of common shares outstanding at July 31, 2025: 147,623,797 shares

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	FTP	Funds Transfer Pricing
AFS	Available-for-Sale	GAAP	Generally Accepted Accounting Principles
ALLL	Allowance for Loan and Lease Losses	GCF	General Collateral Finance
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	HECL	Home Equity Credit Line
AOCI	Accumulated Other Comprehensive Income or Loss	HTM	Held-to-Maturity
ASU	Accounting Standards Update	IPO	Initial Public Offering
Board	Board of Directors	LTV	Loan-to-Value
bps	Basis Points	NASDAQ	National Association of Securities Dealers Automated Quotations
BTFP	Bank Term Funding Program	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	NM	Not Meaningful
CET1	Common Equity Tier 1	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
CLTV	Combined Loan-to-Value Ratio	OCC	Office of the Comptroller of the Currency
CODM	Chief Operating Decision Maker	OREO	Other Real Estate Owned
CRE	Commercial Real Estate	PEI	Private Equity Investment
CVA	Credit Valuation Adjustment	PPNR	Pre-provision Net Revenue
DTA	Deferred Tax Asset	ROU	Right-of-Use
DTL	Deferred Tax Liability	RULC	Reserve for Unfunded Lending Commitments
EaR	Earnings at Risk	S&P	Standard & Poor's
EPS	Earnings per Share	SBA	U.S. Small Business Administration
EVE	Economic Value of Equity	SBIC	Small Business Investment Company
FASB	Financial Accounting Standards Board	SEC	Securities and Exchange Commission
FDIC	Federal Deposit Insurance Corporation	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
FHLB	Federal Home Loan Bank	U.S.	United States
FICO	Fair Isaac Corporation	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
FRB	Federal Reserve Board	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association

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
•Changes in general industry, political, and economic conditions, including increases in the national debt, elevated inflation, economic slowdowns or recessions, and other macroeconomic challenges; changes in interest and reference rates, which could negatively impact our revenues and expenses, the valuation of our assets and liabilities, the availability and cost of deposits and other capital, and our ability to manage liquidity; and deterioration in economic conditions may result in increased loan and lease losses;
•Political developments, including those that result in significant disruptions and changes in the size, scope, and effectiveness of the government and its agencies and services;
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
•Evolving trade policies and disputes, such as proposed and implemented tariffs and resulting market volatility and uncertainty, including the effects on supply chains, expenses, and revenues for both us and our customers;
•Judicial, regulatory and administrative inquiries, investigations, examinations or proceedings and the outcomes thereof that create uncertainty for, or are adverse to, us or the banking industry;
•Changes in our credit ratings;
•Our ability to innovate and otherwise address competitive pressures and other factors that may affect aspects of our business, such as pricing, relevance of, and demand for, our products and services, and our ability to recruit and retain talent;

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•The potential for both positive and disruptive impacts of emerging technologies, including stablecoins, tokenized deposits, and other digital currencies, blockchain, artificial intelligence, quantum computing, and related innovations and regulatory developments affecting both us and the banking industry;
•Our ability to complete projects and initiatives and execute our strategic plans, manage our risks, control compensation and other expenses, and achieve our business objectives;
•Our ability to develop and maintain technology and information security systems, along with effective controls designed to guard against fraud, cybersecurity, and privacy risks and related incidents, particularly given the accelerating pace at which threat actors are developing and deploying increasingly sophisticated and targeted tactics against the financial services industry;
•Our ability to provide adequate oversight of our suppliers to help us prevent or mitigate effects upon us and our customers of inadequate performance, systems failures, or cyber and other incidents by, or affecting, third parties upon whom we rely for the delivery of various products and services;
•The effects of wars, geopolitical conflicts, and other local, national, or international disasters, crises, or conflicts that may occur in the future;
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
Second Quarter 2025 Financial Performance

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions) [1]	Efficiency Ratio [1]
1 For information on non-GAAP financial measures, see page 40.
Executive Summary
Our financial performance in the second quarter of 2025, relative to the prior year period, reflected solid growth in net earnings, diluted earnings per share (“EPS”), and adjusted pre-provision net revenue (“PPNR”). Diluted EPS increased to $1.63, compared with $1.28 in the second quarter of 2024, as higher net interest income and noninterest income, along with a lower provision for credit losses, were partially offset by increased noninterest expense.
•Net interest income increased $51 million, or 9%, compared with the prior year period, primarily due to lower funding costs and an increase in average interest-earning assets. As a result, the net interest margin improved to 3.17%, compared with 2.98%.
◦Average interest-earning assets increased $1.5 billion, or 2%, primarily driven by growth in average loans, leases, and money market investments, partially offset by a decline in average securities.
◦Average interest-bearing liabilities increased $1.4 billion, or 3%, due to an increase in both average borrowed funds and average interest-bearing deposits.
◦Total loans and leases increased $2.4 billion, or 4%, primarily driven by growth in the consumer 1-4 family residential mortgage and commercial and industrial loan portfolios.
◦Total deposits remained relatively stable, as an increase in noninterest-bearing demand deposits was partially offset by a decline in interest-bearing deposits. The growth in noninterest-bearing deposits was largely the result of the migration of a consumer interest-bearing product into a new noninterest-bearing offering. Customer deposits (excluding brokered deposits) totaled $69.9 billion, compared with $69.5 billion.
◦Total loans and deposits at June 30, 2025 included approximately $390 million in loans and $585 million in deposits associated with the four FirstBank Coachella Valley, California branches that we acquired in late March 2025.
•The provision for credit losses was negative $1 million, compared with positive $5 million in the prior year period.
•Customer-related noninterest income increased $11 million, or 7%, primarily due to higher capital markets fees and income, along with improved retail and business banking fees. Noncustomer-related noninterest income remained flat. Net securities gains increased $10 million, which included an $11 million unrealized gain related to the successful initial public offering (“IPO”) of one of our Small Business Investment Company (“SBIC”) investments. This increase was offset by a $10 million decline in dividends and other

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
income, largely due to higher gains in the prior year period associated with the sale of our Enterprise Retirement Solutions business.
•Noninterest expense increased $18 million, or 4%, primarily due to higher incentive compensation accruals as a result of improved profitability, as well as an increase in other noninterest expense. These increases were partially offset by a decline in professional and legal services.
•Net loan and lease charge-offs totaled $10 million, or 0.07% of average loans and leases annualized, compared with $15 million, or 0.10%, in the prior year quarter. The ratio of allowance for credit losses (“ACL”) to total loans and leases was 1.20%, compared with 1.24%.
•Nonperforming assets totaled $313 million, or 0.51% of total loans and leases and other real estate owned, compared with $265 million, or 0.45%. The increase was primarily in the term commercial real estate (“CRE”), consumer 1-4 family residential, and owner occupied loan portfolios.
•Classified loans totaled $2.7 billion, or 4.43% of total loans and leases, compared with $1.3 billion, or 2.16%, in the prior year quarter, and decreased from $2.9 billion, or 4.82%, in the prior quarter. The year-over-year increase in classified loans was primarily in the multifamily and industrial CRE loan portfolios, largely due to an increased emphasis in risk grading on current cash flows, and less emphasis on the adequacy of collateral values and the strength of guarantors and sponsors. Additionally, weaker performance in the 2021, 2022, and 2023 construction loan vintages contributed to the increase, as borrowers missed projections due to longer-than-anticipated lease-up periods, rent concessions, elevated costs, and higher interest rates.
•Total borrowed funds, primarily composed of secured borrowings, increased $845 million, or 14%, compared with the prior year quarter. This increase was driven by higher levels of long-term debt and Federal Home Loan Bank (“FHLB”) short-term advances, partially offset by the full repayment of borrowings under the Federal Reserve Board (“FRB”) Bank Term Funding Program (“BTFP”).
Net Interest Income and Net Interest Margin
NET INTEREST INCOME AND NET INTEREST MARGIN

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2025	2024			2025	2024

Interest and fees on loans [1]	$875	$877	$(2)	—%	$1,725	$1,742	$(17)	(1)%
Interest on money market investments	50	56	(6)	(11)	103	103	—	—
Interest on securities	126	140	(14)	(10)	251	282	(31)	(11)
Total interest income	1,051	1,073	(22)	(2)	2,079	2,127	(48)	(2)
Interest on deposits	312	390	(78)	(20)	638	766	(128)	(17)
Interest on short- and long-term borrowings	91	86	5	6	169	178	(9)	(5)
Total interest expense	403	476	(73)	(15)	807	944	(137)	(15)
Net interest income	$648	$597	$51	9	$1,272	$1,183	$89	8

Average interest-earning assets	$83,566	$82,098	$1,468	2%	$83,286	$81,856	$1,430	2%
Average interest-bearing liabilities	$57,305	$55,882	$1,423	3	$57,313	$55,462	$1,851	3
			bps				bps
Net interest margin [2]	3.17%	2.98%	19		3.14%	2.96%	18
1 Includes interest income recoveries of $2 million for both the three months ended, and $6 million and $4 million for the six months ended June 30, 2025, and 2024, respectively.
2 Taxable-equivalent rates used where applicable.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Net interest income accounted for 77% of total net revenue (sum of net interest income plus noninterest income) in both the second quarters of 2025 and 2024. It increased $51 million, or 9%, for the three months ended June 30, 2025, relative to the same prior year period. This increase was primarily due to lower funding costs and growth in average interest-earning assets. As a result, the net interest margin improved to 3.17%, compared with 2.98%.
The following chart presents the changes in yields on average interest-earning assets:

YIELDS ON AVERAGE INTEREST-EARNING ASSETS
(Three Months Ended)
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
Yield/Rate %
5.86%
5.84%
6.11%
5.72%
5.11%
5.08%
5.31%
4.68%
4.66%
2.74%
2.75%
2.90%
2Q25
1Q25
2Q24
Loans and leases
Investment securities
Money market investments
Total interest-earning assets

The yield on average interest-earning assets, net of hedging activity, declined 20 basis points (“bps”) in the second quarter of 2025, compared with the prior year period. This decrease reflects a lower interest rate environment, partially offset by a favorable shift in the composition of average interest-earning assets, including growth in average loans and money market investments, and a reduction in average securities. The yield on average money market investments declined 104 bps, while the net yield on average loans decreased 25 bps, and the net yield on average securities declined 16 bps during the second quarter of 2025.
The following chart presents the changes in rates paid on average interest-bearing liabilities:

RATES PAID ON AVERAGE INTEREST-BEARING LIABILITIES
(Three Months Ended)
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
Yield/Rate %
4.70%
4.74%
5.10%
2.52%
2.61%
3.20%
1.97%
2.01%
2.36%
1.68%
1.76%
2.11%
2Q25
1Q25
2Q24
Interest-bearing deposits
Borrowed funds
Total deposits & interest-bearing liabilities
Total deposits

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The total cost of deposits decreased 43 bps, and the rate paid on total deposits and interest-bearing liabilities decreased 39 bps during the second quarter of 2025, compared with the prior year period, reflecting the lower interest rate environment. The rates paid on interest-bearing deposits and total borrowed funds decreased 68 bps and 40 bps, respectively.
Average interest-earning assets increased $1.5 billion, or 2% from the prior year quarter, as growth in average loans and leases and average money market investments was partially offset by a decline in average securities.
Average loans and leases increased $2.2 billion, or 4%, to $60.5 billion, primarily due to growth in average consumer and commercial loans. Average securities decreased $1.4 billion, or 7%, to $18.4 billion, largely attributable to principal reductions. At June 30, 2025, average loans and leases included approximately $400 million in loans associated with the four FirstBank Coachella Valley, California branches that we acquired in late March 2025.
Average interest-bearing liabilities increased $1.4 billion, or 3%, from the prior year quarter. This growth was primarily driven by increases in average borrowed funds and average interest-bearing deposits.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average deposits remained relatively stable at $74.3 billion during the second quarter of 2025 and included approximately $620 million in deposits associated with the four FirstBank Coachella Valley, California branches that we acquired in late March 2025. Average interest-bearing deposits increased $461 million, or 1%. Average noninterest-bearing deposits decreased $423 million or 2%, and represented 33% of total deposits for the quarter, compared with 34% during the same prior year period.
Average borrowed funds, primarily composed of secured borrowings, increased $962 million, or 14%, to $7.8 billion. This growth was driven by increases in long-term debt, security repurchase agreements, and FHLB short-term advances, partially offset by the full repayment of borrowings under the FRB BTFP. The increase in long-term debt reflects the issuance of $500 million of 6.82% Fixed-to-Floating Subordinated Notes, partially offset by the redemption of $88 million of 6.95% Fixed-to-Floating Subordinated Notes during the fourth quarter of 2024.
For more information on our investment securities portfolio and borrowed funds and how we manage liquidity risk, refer to the “Investment Securities Portfolio” section on page 18 and the “Liquidity Risk Management” section on page 37. For further discussion of the effects of market rates on net interest income and how we manage interest rate risk, refer to the “Interest Rate and Market Risk Management” section on page 34.
The following schedule summarizes the average balances, the amount of interest earned or paid, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(Dollar amounts in millions)	Average balance	Interest	Yield/ Rate [1]	Average balance	Interest	Yield/ Rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$1,543	$17	4.50%	$1,909	$26	5.57%
Federal funds sold and securities purchased under agreements to resell	2,757	33	4.77	2,026	30	5.87
Total money market investments	4,300	50	4.68	3,935	56	5.72
Trading securities	244	3	4.77	39	—	4.74
Investment securities:
Available-for-sale	9,093	73	3.27	9,670	86	3.57
Held-to-maturity	9,351	52	2.22	10,120	57	2.25
Total investment securities	18,444	125	2.74	19,790	143	2.90
Loans held for sale	118	1	NM	43	—	NM
Loans and leases: [2]
Commercial	31,383	461	5.89	30,505	459	6.05
Commercial real estate	13,612	226	6.64	13,587	244	7.22
Consumer	15,465	198	5.14	14,199	182	5.17
Total loans and leases	60,460	885	5.86	58,291	885	6.11
Total interest-earning assets	83,566	1,064	5.11	82,098	1,084	5.31
Cash and due from banks	703			691
Allowance for credit losses on loans and debt securities	(694)			(697)
Goodwill and intangibles	1,097			1,056
Other assets	5,313			5,424
Total assets	$89,985			$88,572
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$38,877	$208	2.15%	$38,331	$260	2.73%
Time	10,659	104	3.90	10,744	130	4.87
Total interest-bearing deposits	49,536	312	2.52	49,075	390	3.20
Borrowed funds:
Federal funds and security repurchase agreements	1,463	15	4.36	1,166	16	5.38
Other short-term borrowings	5,340	60	4.48	5,097	62	4.95
Long-term debt	966	16	6.41	544	8	5.98
Total borrowed funds	7,769	91	4.70	6,807	86	5.10
Total interest-bearing liabilities	57,305	403	2.82	55,882	476	3.43
Noninterest-bearing demand deposits	24,730			25,153
Other liabilities	1,527			1,647
Total liabilities	83,562			82,682
Shareholders’ equity:
Preferred equity	66			440
Common equity	6,357			5,450
Total shareholders’ equity	6,423			5,890
Total liabilities and shareholders’ equity	$89,985			$88,572
Spread on average interest-bearing funds			2.29%			1.88%
Net impact of noninterest-bearing sources of funds			0.88%			1.10%
Net interest margin		$661	3.17%		$608	2.98%
Memo: total cost of deposits	$74,266	312	1.68%	$74,228	390	2.11%
Memo: total deposits and interest-bearing liabilities	$82,035	403	1.97%	$81,035	476	2.36%
1 Taxable-equivalent rates used where applicable.
2 Net of unamortized purchase premiums, discounts, and deferred loan fees and costs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(Dollar amounts in millions)	Average balance	Interest	Yield/ Rate [1]	Average balance	Interest	Yield/ Rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$1,587	$36	4.55%	$1,678	$47	5.63%
Federal funds sold and securities purchased under agreements to resell	2,863	67	4.74	1,926	56	5.88
Total money market investments	4,450	103	4.67	3,604	103	5.76
Trading securities	135	3	4.70	36	1	4.52
Investment securities:
Available-for-sale	9,097	147	3.27	9,869	172	3.51
Held-to-maturity	9,453	105	2.24	10,198	114	2.25
Total investment securities	18,550	252	2.74	20,067	286	2.87
Loans held for sale	101	2	NM	49	1	NM
Loans and leases: [2]
Commercial	31,209	909	5.87	30,494	910	6.00
Commercial real estate	13,585	446	6.62	13,546	488	7.26
Consumer	15,256	388	5.13	14,060	359	5.14
Total loans and leases	60,050	1,743	5.85	58,100	1,757	6.08
Total interest-earning assets	83,286	2,103	5.09	81,856	2,148	5.28
Cash and due from banks	704			700
Allowance for credit losses on loans and debt securities	(693)			(691)
Goodwill and intangibles	1,075			1,057
Other assets	5,344			5,349
Total assets	$89,716			$88,271
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$39,259	$421	2.16%	$38,187	$519	2.73%
Time	10,840	217	4.03	10,261	247	4.84
Total interest-bearing deposits	50,099	638	2.57	48,448	766	3.18
Borrowed funds:
Federal funds and security repurchase agreements	1,591	34	4.36	1,457	39	5.38
Other short-term borrowings	4,662	104	4.50	5,014	123	4.96
Long-term debt	961	31	6.39	543	16	5.98
Total borrowed funds	7,214	169	4.72	7,014	178	5.13
Total interest-bearing liabilities	57,313	807	2.84	55,462	944	3.42
Noninterest-bearing demand deposits	24,491			25,345
Other liabilities	1,576			1,654
Total liabilities	83,380			82,461
Shareholders’ equity:
Preferred equity	66			440
Common equity	6,270			5,370
Total shareholders’ equity	6,336			5,810
Total liabilities and shareholders’ equity	$89,716			$88,271
Spread on average interest-bearing funds			2.25%			1.86%
Net impact of noninterest-bearing sources of funds			0.89%			1.10%
Net interest margin		$1,296	3.14%		$1,204	2.96%
Memo: total cost of deposits	$74,590	638	1.72%	$73,793	766	2.09%
Memo: total deposits and interest-bearing liabilities	$81,804	807	1.98%	$80,807	944	2.36%
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
The ACL was $732 million at June 30, 2025, compared with $726 million at June 30, 2024. The year-over-year increase in the ACL primarily reflects increased lending activity and more adverse economic scenarios, partially offset by lower reserves associated with certain portfolio-specific risks, such as commercial real estate (“CRE”). The ratio of ACL to total loans and leases was 1.20% at June 30, 2025, compared with 1.24% at June 30, 2024.
The provision for credit losses, which includes both the provision for loan and lease losses and the provision for unfunded lending commitments, was negative $1 million in the second quarter of 2025, compared with a positive $5 million in the second quarter of 2024. The provision for securities losses was less than $1 million during both the second quarters of 2025 and 2024.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The bar chart above illustrates the primary drivers of changes in the ACL compared with the prior year period. To estimate current expected losses, we use econometric loss models that incorporate multiple economic scenarios, ranging from optimistic to baseline to stressed economic conditions. The outcomes of these scenarios are weighted to derive the credit loss estimate. Management may adjust these scenario weightings based on their assessment of prevailing conditions and reasonable and supportable forecasts.
The second bar reflects changes in economic forecasts and current economic conditions, incorporating management’s judgment regarding the weighting of these forecasts during the current quarter. These changes resulted in a $36 million increase in the ACL from the prior year quarter, primarily due to the incorporation of more adverse economic scenarios.
The third bar captures changes in credit quality factors, including risk grade migration, portfolio-specific risks, and specific reserves on loans. Collectively, these factors contributed to a $52 million decrease in the ACL, largely driven by a reduced emphasis on portfolio-specific risks associated with the CRE loan portfolio.
The fourth bar represents changes in the composition of the loan portfolio, including shifts in loan balances and mix, the aging of the portfolio, and other qualitative risk factors. These changes resulted in a $22 million increase in the ACL, primarily driven by $2.4 billion in period-end loan growth, partially offset by changes in the mix of the loan portfolio.
For more information regarding the methodology used to determine the appropriate levels of the ALLL and RULC, see “Credit Risk Management” on page 22 and Note 6 in our 2024 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Noninterest Income
Noninterest income is comprised of revenue generated from products and services that typically do not bear an associated interest rate or yield. It is categorized as either customer-related or noncustomer-related. Customer-related noninterest income excludes items such as securities gains and losses, dividends, and insurance-related income.
Noninterest income accounted for 23% of total net revenue (sum of net interest income plus noninterest income) in both the second quarters of 2025 and 2024. It increased $11 million, or 6%, for the three months ended June 30, and $26 million, or 8%, for the six months ended June 30, 2025, relative to the same prior year period. The following schedule presents a comparison of the major components of noninterest income:
NONINTEREST INCOME

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2025	2024			2025	2024

Commercial account fees	$46	$45	$1	2%	$91	$89	$2	2%
Card fees	24	25	(1)	(4)	47	48	(1)	(2)
Retail and business banking fees	19	16	3	19	36	32	4	13
Loan-related fees and income	19	18	1	6	36	33	3	9
Capital markets fees and income [1]	28	20	8	40	55	45	10	22
Wealth management fees	14	15	(1)	(7)	29	30	(1)	(3)
Other customer-related fees	14	14	—	—	28	28	—	—
Customer-related noninterest income	164	153	11	7	322	305	17	6
Dividends and other income	12	22	(10)	(45)	19	28	(9)	(32)
Securities gains (losses), net	14	4	10	NM	20	2	18	NM
Noncustomer-related noninterest income	26	26	—	NM	39	30	9	30
Total noninterest income	$190	$179	$11	6	$361	$335	$26	8
1 Effective the first quarter of 2025, capital markets fees and income includes fair value and nonhedge derivative income, which was previously disclosed under noncustomer-related noninterest income. These amounts totaled less than $1 million for the three and six months ended June 30, 2025, and for the six months ended June 30, 2024. For the three months ended June 30, 2024, the amount reflected a loss of $1 million.
Customer-related Noninterest Income
Customer-related noninterest income increased $11 million, or 7%, compared with the prior year period. This growth was driven by an $8 million increase in capital markets fees and income, largely attributable to higher swap fees and loan syndication activity. Additionally, retail and business banking fees increased $3 million, primarily due to increased deposit service fees.
Noncustomer-related Noninterest Income
Noncustomer-related noninterest income was flat compared with the prior year period. Net securities gains increased $10 million, which included an $11 million unrealized gain related to the successful completion of an IPO of one of our SBIC investments, FatPipe, Inc. This investment will be marked-to-market until our shares, which are subject to a minimum 180-day lock-up period from the IPO, are fully divested. An associated $2 million accrued success fee payable to the investment manager will also be adjusted based on the investment’s fair value. The increase in net securities gains was offset by a $10 million decline in dividends and other income, primarily due to higher gains in the prior year period associated with the sale of our Enterprise Retirement Solutions business.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Noninterest Expense
The following schedule presents a comparison of the major components of noninterest expense:
NONINTEREST EXPENSE

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2025	2024			2025	2024

Salaries and employee benefits	$336	$318	$18	6%	$678	$649	$29	4%
Technology, telecom, and information processing	65	66	(1)	(2)	135	128	7	5
Occupancy and equipment, net	40	40	—	—	81	79	2	3
Professional and legal services	13	17	(4)	(24)	26	33	(7)	(21)
Marketing and business development	12	13	(1)	(8)	23	23	—	—
Deposit insurance and regulatory expense	20	21	(1)	(5)	42	55	(13)	(24)
Credit-related expense	6	6	—	—	12	13	(1)	(8)
Other real estate expense, net	—	(1)	1	NM	—	(1)	1	NM
Other	35	29	6	21	68	56	12	21
Total noninterest expense	$527	$509	$18	4	$1,065	$1,035	$30	3
Adjusted noninterest expense (non-GAAP)	$521	$506	$15	3%	$1,054	$1,017	$37	4%
Noninterest expense increased $18 million, or 4%, relative to the prior year quarter. Salaries and employee benefits expense increased $18 million, primarily due to higher incentive compensation accruals as a result of improved profitability. Other noninterest expense increased $6 million, largely driven by increases in certain legal reserves and the success fee accrual associated with the IPO of the previously discussed SBIC investment. These increases were partially offset by a $4 million decline in professional and legal services, mainly due to reduced technology-related consulting expenses.
Adjusted noninterest expense increased $15 million, or 3%. The efficiency ratio improved to 62.2%, compared with 64.5%, reflecting positive operating leverage as adjusted pre-provision net revenue increased $38 million, or 14%. For more information on non-GAAP financial measures, see page 40.
For the six months ended June 30, 2025, noninterest expense increased $30 million, or 3%, relative to the same prior year period. Salaries and employee benefits expense increased $29 million, primarily due to higher incentive compensation accruals and increased benefits and severance-related expenses. Other noninterest expense increased $12 million, partly due to a $3 million impairment of certain long-lived assets, in addition to items previously discussed. Technology, telecom, and information processing expense increased $7 million, driven by higher application software, license, and maintenance costs. These increases were partially offset by a $13 million reduction in deposit insurance and regulatory expense, reflecting the Federal Deposit Insurance Corporation (“FDIC”) special assessment accrual in the same prior year period, and a $7 million decline in professional and legal services, due to the same factors previously noted.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•Technology investments — includes capitalized technology infrastructure equipment, hardware, and software (both purchased and internally developed).
The following schedule presents the composition of our technology spend:
TECHNOLOGY SPEND

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2025	2024			2025	2024

Technology, telecom, and information processing expense	$65	$66	$(1)	(2)%	$135	$128	$7	5%
Less: related amortization and depreciation	(19)	(20)	1	(5)	(38)	(40)	2	(5)
Other technology-related expense	62	66	(4)	(6)	122	126	(4)	(3)
Capitalized technology investments	17	4	13	NM	29	19	10	53
Total technology spend	$125	$116	$9	8	$248	$233	$15	6
Total technology spend increased $9 million, or 8%, relative to the prior year quarter. This increase was primarily driven by higher capitalized technology investments associated with other lending and customer-related technology initiatives following the completion of the core system replacement project in the prior year period. The increase was partially offset by a reduction in other technology-related expenses, largely due to lower noncapitalized salary costs related to technology functions.
For the six months ended June 30, 2025, total technology spend increased $15 million, or 6%, compared with the same prior year period. This increase was primarily driven by higher capitalized technology investments and increased technology, telecom, and information processing expense as previously discussed.
Income Taxes
The following schedule summarizes the income tax expense and effective tax rates for the periods presented:
INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in millions)	2025	2024	2025	2024

Income before income taxes	$312	$262	$551	$465
Income tax expense	68	61	137	111
Effective tax rate	21.8%	23.3%	24.9%	23.9%
The effective tax rate was 21.8% and 23.3% for the three months ended June 30, 2025 and 2024, respectively. For more information about the factors that impacted the income tax rates, as well as details on deferred income tax assets and liabilities, see Note 12 of the Notes to Consolidated Financial Statements.
Preferred Stock Dividends
Preferred stock dividends totaled $1 million and $11 million for the second quarter of 2025 and 2024, respectively. The decrease was due to the redemption of the outstanding shares of our Series G, I, and J preferred stock during the fourth quarter of 2024.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Investment Securities Portfolio
We invest in securities primarily to provide balance sheet liquidity. The portfolio largely consists of securities that can be readily converted to cash or used to generate liquidity through secured borrowing agreements, without the need to sell the securities. Our investment securities portfolio also helps to balance the inherent interest rate mismatch between loans and deposits, thereby helping to preserve the economic value of shareholders’ equity. The estimated deposit duration at June 30, 2025 was assumed to be longer than the loan duration (including swaps). At June 30, 2025, the estimated duration of the investment securities portfolio, which measures price sensitivity to interest rate changes, was 3.8 years, compared with 3.4 years at December 31, 2024, primarily due to revised prepayment assumptions on certain securities.
For information about our borrowing capacity associated with the investment securities portfolio and how we manage our liquidity risk, refer to the “Liquidity Risk Management” section on page 37. Additionally, refer to Note 3 and Note 5 of the Notes to Consolidated Financial Statements for more information on fair value measurements and the accounting for our investment securities portfolio.
The following schedule presents the major components of our investment securities portfolio:
INVESTMENT SECURITIES PORTFOLIO

	June 30, 2025			December 31, 2024
(In millions)	Par Value	Amortized cost	Fair value	Par Value	Amortized cost	Fair value
Available-for-sale
U.S. Treasury securities	$1,200	$1,201	$1,101	$780	$781	$662
U.S. Government agencies and corporations:
Agency securities	381	376	356	446	441	415
Agency guaranteed mortgage-backed securities	7,250	7,302	6,214	7,656	7,713	6,451
Small Business Administration loan-backed securities	375	400	384	427	455	434
Municipal securities	1,023	1,102	1,036	1,096	1,186	1,108
Other debt securities	25	25	25	25	25	25
Total available-for-sale	10,254	10,406	9,116	10,430	10,601	9,095
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	143	143	138	148	148	140
Agency guaranteed mortgage-backed securities	10,508	8,843	8,819	10,983	9,202	8,941
Municipal securities	286	286	272	319	319	301
Total held-to-maturity	10,937	9,272	9,229	11,450	9,669	9,382
Total investment securities	$21,191	$19,678	$18,345	$21,880	$20,270	$18,477
The amortized cost of total investment securities declined $592 million, or 3%, from December 31, 2024, primarily due to principal reductions. At both June 30, 2025 and December 31, 2024, approximately 7% of the portfolio consisted of floating-rate instruments. Additionally, at June 30, 2025, we had active pay-fixed interest rate swaps with an aggregate notional amount of $4.2 billion. These swaps are designated as fair value hedges of fixed-rate available-for-sale (“AFS”) securities and effectively convert the fixed interest income on the hedged portion of the securities to a floating rate.
At June 30, 2025, our AFS investment securities portfolio included approximately $152 million in net premium, distributed across various security categories. Taxable-equivalent premium amortization for these investment securities totaled $12 million for the second quarter of 2025, compared with $14 million in the same prior year period.
For more information regarding our investment securities portfolio, swaps, and related unrealized gains and losses, refer to the “Interest Rate Risk Management” section on page 34, the “Capital Management” section on page 38, and Note 5 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Municipal Investments and Extensions of Credit
We support our communities by offering a range of financial products and services to state and local governments (“municipalities”), including deposit services, lending, and investment banking services. Additionally, we invest in securities issued by municipal entities. Our municipal lending portfolio generally includes obligations that are repaid from, or secured by, the general funds or pledged revenues of municipalities, as well as by real estate or equipment. It also includes loans extended to private commercial and 501(c)(3) not-for-profit organizations that utilize a pass-through municipal structure to benefit from favorable tax treatment.
The following schedule presents our total investments and extensions of credit to municipalities:
MUNICIPAL INVESTMENTS AND EXTENSIONS OF CREDIT

(In millions)	June 30, 2025	December 31, 2024

Loans and leases	$4,376	$4,364
Unfunded lending commitments	411	524
Available-for-sale securities	1,036	1,108
Held-to-maturity securities	286	319
Trading securities	180	35
Total	$6,289	$6,350
Our municipal loans and securities are primarily concentrated within our geographic footprint. At June 30, 2025, approximately $5 million of municipal loans and leases were on nonaccrual, compared with $11 million at December 31, 2024. These nonaccrual loans were extended to private commercial entities utilizing a pass-through municipal structure to obtain favorable tax treatment.
Municipal securities are internally risk-graded, using methodologies aligned with those applied to loans, with grading frameworks tailored to the size and nature of the credit exposure. These internal risk grades—Pass, Special Mention, and Substandard—are consistent with published regulatory risk classifications. At June 30, 2025, all municipal securities were rated as Pass. For additional information regarding the credit quality of our municipal loans and securities, see Notes 5 and 6 of the Notes to Consolidated Financial Statements.
Loan and Lease Portfolio
We provide a wide range of lending products to commercial customers, primarily small- and medium-sized businesses, as well as other products secured by commercial real estate. Additionally, we provide various retail banking products and services to consumers and small businesses.
The following schedule presents the composition of our loan and lease portfolio:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
LOAN AND LEASE PORTFOLIO

	June 30, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$17,526	28.8%	$16,891	28.4%
Owner-occupied	9,377	15.4	9,333	15.7
Municipal	4,376	7.2	4,364	7.4
Leasing	367	0.6	377	0.6
Total commercial	31,646	52.0	30,965	52.1
Commercial real estate:
Term	11,186	18.4	10,703	18.0
Construction and land development	2,425	4.0	2,774	4.7
Total commercial real estate	13,611	22.4	13,477	22.7
Consumer:
1-4 family residential	10,431	17.2	9,939	16.7
Home equity credit line	3,784	6.2	3,641	6.1
Construction and other consumer real estate	743	1.2	810	1.4
Bankcard and other revolving plans	496	0.8	457	0.8
Other	122	0.2	121	0.2
Total consumer	15,576	25.6	14,968	25.2
Total loans and leases	$60,833	100.0%	$59,410	100.0%
During the first six months of 2025, the loan and lease portfolio increased $1.4 billion, or 2%, to $60.8 billion at June 30, 2025. This growth was primarily driven by increases in the commercial and industrial, consumer 1-4 family residential mortgage, and term commercial real estate loan portfolios. The ratio of loans and leases to total assets was 68% at June 30, 2025, compared with 67% at December 31, 2024. Commercial and industrial loans remained the largest loan segment, representing 29% and 28% of total loans for the same respective periods.
At June 30, 2025, total loans and leases included approximately $390 million in loans associated with the four FirstBank Coachella Valley, California branches that we acquired in late March 2025.
Other Noninterest-Bearing Investments
Other noninterest-bearing investments consist of equity investments held primarily for capital appreciation, dividends, or to meet certain regulatory requirements. The following schedule presents our related investments.
OTHER NONINTEREST-BEARING INVESTMENTS

(Dollar amounts in millions)	June 30, 2025	December 31, 2024	Amount change	Percent change

Bank-owned life insurance	$567	$562	$5	1%
Federal Home Loan Bank stock	258	124	134	NM
Federal Reserve stock	53	65	(12)	(18)
Farmer Mac stock	30	28	2	7
SBIC investments	231	204	27	13
Other	43	37	6	16
Total other noninterest-bearing investments	$1,182	$1,020	$162	16
Other noninterest-bearing investments increased $162 million, or 16%, during the first six months of 2025. This increase was primarily due to higher FHLB borrowings, which resulted in an increase in FHLB stock, as we are required to maintain FHLB stock equivalent to approximately 4-5% of our outstanding FHLB borrowings to preserve borrowing capacity. Additionally, our SBIC investment portfolio increased $27 million, largely due to valuation adjustments on related investments. During the second quarter of 2025, we recognized an $11 million

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
unrealized gain associated with the successful IPO of one of our SBIC investments, FatPipe, Inc. This investment will continue to be marked to market until our shares, which are subject to a minimum 180-day lock-up period from the IPO, are fully divested.
Premises, Equipment, and Software
In July 2024, we successfully completed the final phase of our multi-year project to replace our core loan and deposit banking systems. As a result, we transitioned substantially all commercial, commercial real estate, and non-mortgage consumer loans, as well as deposit accounts, to a modern, integrated core platform. We continue to invest in additional lending, deposit, and other customer-related technology initiatives aimed at further modernizing our systems, improving customer experiences, and enhancing operational performance.
The following schedule summarizes the capitalized costs associated with the core system replacement project, which are amortized using a useful life of ten years:
CAPITALIZED COSTS ASSOCIATED WITH THE CORE SYSTEM REPLACEMENT PROJECT

	June 30, 2025
(In millions)	Phase 1	Phase 2	Phase 3	Total

Total amount of capitalized costs, less accumulated amortization	$12	$32	$197	$241
End of scheduled amortization period	Q2 2027	Q1 2029	Q2 2033
Deposits
Deposits are our primary funding source. The following schedule presents the composition of our deposit portfolio:
DEPOSIT PORTFOLIO

	June 30, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	% of total deposits	Amount	% of total deposits
Deposits by type
Noninterest-bearing demand	$25,413	34.4%	$24,704	32.4%
Interest-bearing:
Savings and money market	38,254	51.8	40,037	52.5
Time	6,200	8.5	6,448	8.5
Brokered	3,933	5.3	5,034	6.6
Total interest-bearing	48,387	65.6	51,519	67.6
Total deposits	$73,800	100.0%	$76,223	100.0%
Deposit-related metrics
Estimated amount of insured deposits	$41,171	56%	$41,836	55%
Estimated amount of uninsured deposits	32,629	44	34,387	45
Estimated amount of collateralized deposits [1]	2,669	4	3,199	4
Loan-to-deposit ratio	82%		78%
1 Includes both insured and uninsured deposits.
Total deposits declined $2.4 billion, or 3%, from December 31, 2024, primarily driven by a $3.1 billion reduction in interest-bearing deposits. This reduction included decreases of $1.1 billion in brokered deposits and $521 million in reciprocal deposits. The overall decline in total deposits was partially offset by a $709 million increase in noninterest-bearing demand deposits, primarily attributable to the migration of a consumer interest-bearing product into a new noninterest-bearing offering. At June 30, 2025, customer deposits (excluding brokered deposits) totaled $69.9 billion, compared with $71.2 billion at December 31, 2024.
At June 30, 2025, total deposits included approximately $585 million in deposits associated with the four FirstBank Coachella Valley, California branches that we acquired in late March 2025.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At June 30, 2025, the total estimated amount of uninsured deposits was $32.6 billion, or 44% of total deposits, compared with $34.4 billion, or 45%, at December 31, 2024. The loan-to-deposit ratio was 82%, compared with 78% for the same periods. For additional information on liquidity, including the ratio of available liquidity to uninsured deposits, see “Liquidity Risk Management” on page 37.
RISK MANAGEMENT
Risk management is a core component to our operations and a critical factor in achieving our strategic objectives. We employ various strategies to prudently manage the risks inherent in our business, including credit risk, market and interest rate risk, liquidity risk, strategic and business risk, operational risk, technology risk, cybersecurity risk, capital/financial reporting risk, legal/compliance risk (including regulatory risk), and reputational risk. Oversight of these risks is conducted through various management committees, with the Enterprise Risk Management Committee serving as the focal point. For a more comprehensive discussion of these risks, see “Risk Factors” in our 2024 Form 10-K.
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
U.S. Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by United States (“U.S.”) government agencies, including the U.S. Small Business Administration (“SBA”), Federal Housing Authority, U.S. Department of Veterans Affairs, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At June 30, 2025, $583 million of related loans were guaranteed, primarily by the SBA.
The following schedule presents the composition of our U.S. government agency guaranteed loans:
U.S. GOVERNMENT AGENCY GUARANTEED LOANS

	June 30, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	Percent guaranteed	Amount	Percent guaranteed

Commercial	$725	77%	$687	78%
Commercial real estate	28	76	25	76
Consumer	4	100	4	100
Total loans	$757	77	$716	78

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Lending
The following schedule presents the composition of our commercial lending portfolio:
COMMERCIAL LENDING PORTFOLIO

	June 30, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	% of total commercial loans	Amount	% of total commercial loans	Amount change	Percent change
Commercial:
Commercial and industrial	$17,526	55.4%	$16,891	54.6%	$635	3.8%
Owner-occupied	9,377	29.6	9,333	30.1	44	0.5
Municipal	4,376	13.8	4,364	14.1	12	0.3
Leasing	367	1.2	377	1.2	(10)	(2.7)
Total commercial	$31,646	100.0%	$30,965	100.0%	$681	2.2
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
The following schedule presents the geographic distribution of our commercial lending portfolio, with geographies based on the location of the primary borrower:
COMMERCIAL LENDING BY GEOGRAPHY

	June 30, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Commercial
Arizona	$2,223	7.0%	$5	$2,202	7.1%	$5
California	6,333	20.0	86	6,190	20.0	58
Colorado	1,766	5.6	5	1,892	6.1	17
Nevada	1,412	4.5	3	1,336	4.3	11
Texas	7,652	24.2	29	7,367	23.8	47
Utah/Idaho	6,570	20.7	13	6,309	20.4	6
Washington/Oregon	1,443	4.6	16	1,338	4.3	10
Other [1]	4,247	13.4	2	4,331	14.0	4
Total commercial	$31,646	100.0%	$159	$30,965	100.0%	$158
1 No other geography exceeds 2.2% and 2.6% for June 30, 2025 and December 31, 2024, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the industry distribution of our commercial lending portfolio, classified based on the North American Industry Classification System:
COMMERCIAL LENDING BY INDUSTRY

	June 30, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Real estate, rental and leasing	$3,257	10.3%	$38	$3,083	10.0%	$7
Retail trade	2,842	9.0	5	2,873	9.3	7
Finance and insurance	2,655	8.4	—	2,762	8.9	1
Healthcare and social assistance	2,423	7.7	7	2,541	8.2	34
Manufacturing	2,403	7.6	5	2,322	7.5	7
Wholesale trade	2,081	6.6	1	1,909	6.2	2
Public administration	2,017	6.4	—	2,106	6.8	—
Transportation and warehousing	1,645	5.2	8	1,589	5.1	7
Hospitality and food service	1,553	4.9	5	1,352	4.4	2
Utilities [1]	1,544	4.9	20	1,389	4.5	2
Construction	1,451	4.6	23	1,335	4.3	26
Educational services	1,286	4.0	2	1,292	4.2	—
Other Services (except Public administration)	1,135	3.6	3	1,069	3.4	3
Mining, quarrying, and oil and gas extraction	1,062	3.3	—	1,178	3.8	—
Professional, scientific, and technical services	1,048	3.3	7	1,057	3.4	25
Other [2]	3,244	10.2	35	3,108	10.0	35
Total	$31,646	100.0%	$159	$30,965	100.0%	$158
1 Includes primarily utilities, power, and renewable energy.
2 No other industry group exceeds 3.2% and 3.4% for June 30, 2025 and December 31, 2024, respectively.
Commercial Real Estate Lending
The following schedule presents the composition of our commercial real estate lending portfolio:
COMMERCIAL REAL ESTATE LENDING PORTFOLIO

	June 30, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	% of total CRE loans	Amount	% of total CRE loans	Amount change	Percent change
Commercial real estate:
Term	$11,186	82.2%	$10,703	79.4%	$483	4.5%
Construction and land development	2,425	17.8	2,774	20.6	(349)	(12.6)
Total commercial real estate	$13,611	100.0%	$13,477	100.0%	$134	1.0
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
As part of our disciplined underwriting and collateral evaluation practices, real estate appraisals are typically obtained when extending credit secured by commercial real estate. In some instances, automated valuation services or internal evaluations may be used. Appraisals are ordered and reviewed prior to loan closing, and new appraisals or evaluations are generally initiated when market conditions suggest a potential decline in collateral value, or when a loan is modified, renewed, or demonstrates signs of credit deterioration. CRE LTV ratios are calculated by dividing the outstanding loan balance by the estimated collateral value based on the most recent appraisal. At June 30, 2025, the weighted average LTV ratio for our term CRE portfolio was less than 60%.
For a more comprehensive discussion of CRE loans and our underwriting, see “Commercial Real Estate Loans” in our 2024 Form 10-K.
The following schedule presents the geographic distribution of our commercial real estate lending portfolio, based on the location of the primary collateral.
COMMERCIAL REAL ESTATE LENDING BY GEOGRAPHY

	June 30, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans
Commercial real estate
Arizona	$1,802	13.2%	$—	$1,801	13.4%	$—
California	3,739	27.5	50	3,569	26.5	50
Colorado	689	5.1	—	666	4.9	—
Nevada	1,060	7.8	—	1,104	8.2	—
Texas	2,591	19.0	9	2,596	19.2	8
Utah/Idaho	2,271	16.7	—	2,170	16.1	—
Washington/Oregon	1,089	8.0	—	1,090	8.1	—
Other	370	2.7	1	481	3.6	1
Total commercial real estate	$13,611	100.0%	$60	$13,477	100.0%	$59
The following schedule presents our commercial real estate lending portfolio by the type of collateral:
COMMERCIAL REAL ESTATE LENDING BY COLLATERAL TYPE

	June 30, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans
Commercial property
Multifamily	$4,062	29.8%	$—	$4,007	29.7%	$1
Industrial	2,967	21.8	—	2,954	21.9	—
Office	1,759	12.9	51	1,812	13.5	50
Retail	1,544	11.3	—	1,533	11.4	—
Hospitality	656	4.8	9	625	4.6	8
Land	270	2.0	—	261	1.9	—
Other [1]	1,573	11.7	—	1,644	12.2	—
Residential property [2]
Single family	398	2.9	—	330	2.5	—
Land	110	0.8	—	110	0.8	—
Condo/Townhome	17	0.1	—	17	0.1	—
Other [1]	255	1.9	—	184	1.4	—
Total	$13,611	100.0%	$60	$13,477	100.0%	$59
1 Included in the total amount of the “Other” commercial and residential categories was approximately $378 million and $342 million of unsecured loans at June 30, 2025 and December 31, 2024, respectively.
2 Residential property consists primarily of loans provided to commercial homebuilders for land, lot, and single-family housing developments.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
As previously discussed, our commercial real estate lending portfolio is diversified across geography and collateral type, with the largest concentration in multifamily properties. Given investor interest in multifamily, industrial, and office collateral types, we provide additional analysis of these segments of our CRE portfolio below.
Multifamily CRE
At both June 30, 2025 and December 31, 2024, our multifamily CRE loan portfolio totaled $4.0 billion, representing 30% of the total CRE loan portfolio for both periods. Approximately 41% of our multifamily CRE loan portfolio is scheduled to mature within the next 12 months. We believe that substantially all of these borrowers will be able to refinance at maturity through the Bank or other lenders, due to the cash flows from the properties, acceptable LTVs, equity levels, and guarantor support.
The following schedule presents the composition of our multifamily CRE loan portfolio and other related credit quality metrics:
MULTIFAMILY CRE LOAN PORTFOLIO

(Dollar amounts in millions)	June 30, 2025	December 31, 2024
Multifamily CRE
Term	$3,150	$2,918
Construction and land development	912	1,089
Total multifamily CRE	$4,062	$4,007
Credit quality metrics
Criticized loan ratio	16.1%	21.5%
Classified loan ratio	13.9%	18.8%
Nonaccrual loan ratio	—%	—%
Delinquency ratio	—%	—%
Ratio of multifamily CRE net charge-offs (recoveries) to average loans	—%	—%
Ratio of allowance for credit losses to multifamily CRE loans, at period end	1.94%	2.55%
Weighted average LTV for multifamily term CRE loans	57%	57%
The following schedules present our multifamily CRE loan portfolio, categorized by collateral location for the periods presented:
MULTIFAMILY CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

	June 30, 2025
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Multifamily CRE
Arizona	$343	$94	$437	10.8%	$—
California	886	187	1,073	26.4	—
Colorado	92	107	199	4.9	—
Nevada	190	69	259	6.4	—
Texas	898	234	1,132	27.9	—
Utah/Idaho	402	155	557	13.7	—
Washington/Oregon	277	66	343	8.4	—
Other [1]	62	—	62	1.5	—
Total multifamily CRE	$3,150	$912	$4,062	100.0%	$—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Multifamily CRE
Arizona	$364	$142	$506	12.6%	$—
California	850	172	1,022	25.5	1
Colorado	91	101	192	4.8	—
Nevada	188	99	287	7.2	—
Texas	808	310	1,118	27.9	—
Utah/Idaho	320	134	454	11.3	—
Washington/Oregon	234	130	364	9.1	—
Other [1]	63	1	64	1.6	—
Total multifamily CRE	$2,918	$1,089	$4,007	100.0%	$1
1 Other included $56 million and $55 million of multifamily loans with collateral located in New Mexico at June 30, 2025 and December 31, 2024, respectively.
Industrial CRE
At both June 30, 2025 and December 31, 2024, our industrial CRE loan portfolio totaled $3.0 billion, representing 22% of the total CRE loan portfolio for both periods. Approximately 36% of the industrial CRE loan portfolio is scheduled to mature within the next 12 months. We believe that substantially all of these borrowers will be able to refinance at maturity through the Bank or other lenders, due to the cash flows from the properties, acceptable LTVs, equity levels, and guarantor support.
The following schedule presents the composition of our industrial CRE loan portfolio and other related credit quality metrics:
INDUSTRIAL CRE LOAN PORTFOLIO

(Dollar amounts in millions)	June 30, 2025	December 31, 2024
Industrial CRE
Term	$2,596	$2,462
Construction and land development	371	492
Total industrial CRE	$2,967	$2,954
Credit quality metrics
Criticized loan ratio	15.1%	14.6%
Classified loan ratio	13.8%	12.8%
Nonaccrual loan ratio	—%	—%
Delinquency ratio	—%	—%
Ratio of industrial CRE net charge-offs (recoveries) to average loans	—%	—%
Ratio of allowance for credit losses to industrial CRE loans, at period end	1.55%	2.30%
Weighted average LTV for industrial term CRE loans	51%	53%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedules present our industrial CRE loan portfolio, categorized by collateral location for the periods presented:
INDUSTRIAL CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

	June 30, 2025
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Industrial CRE
Arizona	$418	$12	$430	14.5%	$—
California	816	122	938	31.6	—
Colorado	54	5	59	2.0	—
Nevada	230	50	280	9.4	—
Texas	439	56	495	16.7	—
Utah/Idaho	376	96	472	15.9	—
Washington/Oregon	210	30	240	8.1	—
Other [1]	53	—	53	1.8	—
Total industrial CRE	$2,596	$371	$2,967	100.0%	$—

	December 31, 2024
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Industrial CRE
Arizona	$374	$33	$407	13.8%	$—
California	730	189	919	31.1	—
Colorado	58	1	59	2.0	—
Nevada	241	108	349	11.8	—
Texas	453	42	495	16.8	—
Utah/Idaho	350	83	433	14.7	—
Washington/Oregon	201	36	237	8.0	—
Other [1]	55	—	55	1.8	—
Total industrial CRE	$2,462	$492	$2,954	100.0%	$—
1 Other included $31 million of industrial loans with collateral located in Virginia at both June 30, 2025 and December 31, 2024.
Office CRE
At June 30, 2025 and December 31, 2024, our office CRE loan portfolio totaled $1.8 billion, representing 13% of the total CRE loan portfolio for both periods. Approximately 28% of the office CRE loan portfolio is scheduled to mature in the next 12 months. We believe that substantially all of these borrowers will be able to refinance at maturity through the Bank or other lenders, due to the cash flows from the properties, acceptable LTVs, equity levels, and guarantor support.
The following schedule presents the composition of our office CRE loan portfolio and other related credit quality metrics:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
OFFICE CRE LOAN PORTFOLIO

(Dollar amounts in millions)	June 30, 2025	December 31, 2024
Office CRE
Term	$1,744	$1,697
Construction and land development	15	115
Total office CRE	$1,759	$1,812
Credit quality metrics
Criticized loan ratio	15.3%	14.5%
Classified loan ratio	15.2%	12.8%
Nonaccrual loan ratio	2.9%	2.8%
Delinquency ratio	1.4%	1.4%
Ratio of office CRE net charge-offs (recoveries) to average loans	0.2%	0.3%
Ratio of allowance for credit losses to office CRE loans, at period end	3.30%	3.92%
Weighted average LTV for office term CRE loans	57%	56%
The following schedules present our office CRE loan portfolio, categorized by collateral location for the periods presented:
OFFICE CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

	June 30, 2025
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Office CRE
Arizona	$247	$—	$247	14.0%	$—
California	320	5	325	18.5	50
Colorado	60	—	60	3.4	—
Nevada	92	—	92	5.2	—
Texas	177	—	177	10.1	1
Utah/Idaho	495	10	505	28.7	—
Washington/Oregon	326	—	326	18.5	—
Other [1]	27	—	27	1.6	—
Total office CRE	$1,744	$15	$1,759	100.0%	$51

	December 31, 2024
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Office CRE
Arizona	$255	$—	$255	14.1%	$—
California	328	38	366	20.2	49
Colorado	58	—	58	3.2	—
Nevada	77	11	88	4.9	—
Texas	186	7	193	10.6	1
Utah/Idaho	482	34	516	28.5	—
Washington/Oregon	283	25	308	17.0	—
Other [1]	28	—	28	1.5	—
Total office CRE	$1,697	$115	$1,812	100.0%	$50
1 Other included approximately $16 million and $17 million of office CRE loans with collateral located in Georgia at June 30, 2025 and December 31, 2024, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Consumer Lending
The following schedule presents the composition of our consumer lending portfolio:
CONSUMER LENDING PORTFOLIO

	June 30, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	% of total consumer loans	Amount	% of total consumer loans	Amount change	Percent change
Consumer:
1-4 family residential	$10,431	67.0%	$9,939	66.4%	$492	5.0%
Home equity credit line	3,784	24.3	3,641	24.3	143	3.9
Construction and other consumer real estate	743	4.7	810	5.4	(67)	(8.3)
Bankcard and other revolving plans	496	3.2	457	3.1	39	8.5
Other	122	0.8	121	0.8	1	0.8
Total consumer	$15,576	100.0%	$14,968	100.0%	$608	4.1
1-4 Family Residential Mortgages
We originate first-lien residential home mortgage loans considered to be of prime quality. At June 30, 2025, our 1-4 family residential mortgage loan portfolio totaled $10.4 billion, representing 67% of our total consumer loan portfolio, compared with $9.9 billion, or 66%, at December 31, 2024. The increase was partly due to the acquisition of consumer loans associated with the purchase of four FirstBank Coachella Valley, California branches in late March 2025.
At June 30, 2025 and December 31, 2024, approximately 89% and 90%, respectively, of our 1-4 family residential mortgage loan portfolio consisted of variable-rate loans. We generally retain variable-rate loans in our loan portfolio and sell conforming fixed-rate loans to third parties, including the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. In connection with these sales, we provide customary representations and warranties affirming that the loans satisfy specified underwriting standards and collateral documentation requirements.
Home Equity Credit Lines
We also originate home equity credit lines (“HECLs”). At June 30, 2025 and December 31, 2024, our HECL portfolio totaled $3.8 billion and $3.6 billion, respectively. Approximately 35% and 37% of our HECLs were secured by first liens for the same respective time periods.
At June 30, 2025, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value (“CLTV”) ratios above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with a Fair Isaac Corporation (“FICO”) credit score greater than 700.
At June 30, 2025, approximately 93% of our HECL portfolio was still in the draw period, and about 22% of those loans were scheduled to begin amortizing within the next five years. We believe the risk of loss and borrower default in the event of a loan becoming fully amortizing and the effect of significant interest rate changes is low, given the rate shock analysis performed at origination. The ratio of HECL net charge-offs (recoveries) for the trailing twelve months to average balances at June 30, 2025 and December 31, 2024, was 0.01% and 0.00%, respectively. For additional information on the credit quality of our HECL portfolio, see Note 6 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the geographic distribution of our consumer lending portfolio, based on the location of the primary borrower.
CONSUMER LENDING BY GEOGRAPHY

	June 30, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans
Consumer
Arizona	$1,427	9.2%	$6	$1,365	9.1%	$5
California	3,531	22.7	17	3,159	21.1	14
Colorado	1,383	8.9	7	1,353	9.1	7
Nevada	1,337	8.5	11	1,328	8.9	10
Texas	3,674	23.6	24	3,657	24.4	25
Utah/Idaho	3,505	22.5	18	3,430	22.9	14
Washington/Oregon	283	1.8	3	237	1.6	—
Other	436	2.8	3	439	2.9	5
Total consumer	$15,576	100.0%	$89	$14,968	100.0%	$80
Credit Quality
We monitor credit quality by analyzing various factors, including nonperforming status, internal risk grades, and net charge-offs, all of which are used in our overall evaluation of the adequacy of our ACL. For more information on these factors and the ACL, see Note 6 of the Notes to Consolidated Financial Statements.
Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned (“OREO”), or foreclosed properties. The following schedule presents the composition of our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	June 30, 2025	December 31, 2024

Nonaccrual loans [1]	$308	$297
Other real estate owned [2]	5	1
Total nonperforming assets	$313	$298
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned [2]	0.51%	0.50%
Accruing loans past due 90 days or more	$4	$18
Ratio of accruing loans past due 90 days or more to loans and leases [1]	0.01%	0.03%
Nonaccrual loans[1] and accruing loans past due 90 days or more	$312	$315
Ratio of nonperforming assets[1] and accruing loans past due 90 days or more to loans and leases[1] and other real estate owned [2]	0.52%	0.53%
Accruing loans past due 30-89 days	$57	$57
1 Includes loans held for sale.
2 Does not include banking premises held for sale.
Nonperforming assets totaled $313 million, or 0.51% of total loans and leases and other real estate owned at June 30, 2025, and increased when compared with $298 million, or 0.50%, at December 31, 2024. For more information about nonaccrual loans, see Note 6 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Classified Loans
Classified loans are considered loans with well-defined weaknesses and are assigned using our internal risk grade definitions of substandard and doubtful, which are consistent with regulatory risk classifications. The following schedule presents our classified loans by loan segment:
CLASSIFIED LOANS

(Dollar amounts in millions)	June 30, 2025	December 31, 2024

Commercial	$1,115	$1,130
Commercial real estate	1,480	1,651
Consumer	102	89
Total classified loans	$2,697	$2,870
Ratio of classified loans to total loans and leases	4.43%	4.83%
Classified loans totaled $2.7 billion and decreased $173 million when compared with December 31, 2024. Approximately 55% of our classified loans are in the CRE loan portfolio. The loss content of our CRE loan portfolio continues to be mitigated by strong underwriting, supported by significant borrower equity and guarantor support, resulting in relatively stable CRE nonperforming assets and low net loan charge-offs.
Allowance for Credit Losses
The ACL, which consists of the ALLL and the RULC, represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date.
We estimate current expected credit losses by incorporating historical credit loss experience, prevailing economic conditions, and economic forecasts, which collectively inform the quantitative component of our ACL. Additionally, we consider qualitative and environmental factors that may indicate actual losses could differ from levels estimated by our quantitative models. The impact of these factors on our ACL may vary from quarter to quarter. Because economic forecasts may not always align with observed credit quality trends, changes in the ACL may not necessarily correspond directionally with changes in credit quality.
During the first six months of 2025, the qualitative portion of the ACL decreased primarily due to portfolio-specific risks. This led us to assign lesser weight to stressed economic assumptions for certain portfolios, particularly CRE.
For additional information on the ACL and credit trends experienced in each portfolio segment, see “The Allowance and Provision for Credit Losses” section on page 13 and Note 6 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the components of the ACL and credit-related balances and metrics:
ACL AND CREDIT-RELATED BALANCES AND METRICS

(Dollar amounts in millions)	Six Months Ended June 30, 2025	Twelve Months Ended December 31, 2024	Six Months Ended June 30, 2024

Loans and leases outstanding	$60,833	$59,410	$58,415
Average loans and leases outstanding:
Commercial	31,209	30,671	30,494
Commercial real estate	13,585	13,532	13,546
Consumer	15,256	14,344	14,060
Total average loans and leases outstanding	$60,050	$58,547	$58,100
Allowance for loan and lease losses:
Balance at beginning of period	$696	$684	$684
Provision for loan losses	20	72	33
Charge-offs:
Commercial	31	68	18
Commercial real estate	1	11	11
Consumer	8	12	6
Total	40	91	35
Recoveries:
Commercial	12	23	10
Commercial real estate	—	3	1
Consumer	2	5	3
Total	14	31	14
Net loan and lease charge-offs	26	60	21
Balance at end of period	$690	$696	$696
Reserve for unfunded lending commitments:
Balance at beginning of period	$45	$45	$45
Provision for unfunded lending commitments	(3)	—	(15)
Balance at end of period	$42	$45	$30
Total allowance for credit losses:
Allowance for loan and lease losses	$690	$696	$696
Reserve for unfunded lending commitments	42	45	30
Total allowance for credit losses	$732	$741	$726

Ratio of allowance for credit losses to net loans and leases, at period end	1.20%	1.25%	1.24%
Ratio of allowance for credit losses to nonaccrual loans, at period end	238%	249%	278%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	235%	235%	272%
Ratio of total net charge-offs to average loans and leases [1]	0.09%	0.10%	0.07%
Ratio of commercial net charge-offs to average commercial loans [1]	0.12%	0.15%	0.05%
Ratio of commercial real estate net charge-offs to average commercial real estate loans [1]	0.01%	0.06%	0.15%
Ratio of consumer net charge-offs to average consumer loans [1]	0.08%	0.05%	0.04%
1 Ratios are annualized for the periods presented except for the period representing the full twelve months.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Interest Rate and Market Risk Management
Interest rate and market risk refer to the potential for adverse impacts on current or future earnings and capital arising from changes in interest rates and other market conditions. Given our involvement in transactions with a broad range of financial instruments, we are inherently exposed to these risks. For more information regarding our interest rate and market risk management practices, see “Interest Rate and Market Risk Management” in our 2024 Form 10-K.
We actively manage our exposure to interest rate fluctuations by positioning the balance sheet to reduce volatility in both net interest income and the economic value of equity (“EVE”). Given that a significant portion of our balance sheet funding is derived from non-maturity deposit products, we rely on behavioral models and assumptions to forecast the sensitivity of earnings to interest rate movements. These models and assumptions are subject to ongoing performance monitoring.
When observed deposit behavior diverges from model expectations, the models are updated accordingly, with greater emphasis placed on recently observed behavior. All model changes are independently reviewed by our Model Risk Management function.
Our deposit-behavior models incorporate assumptions about the correlation between the rates paid on interest-bearing deposits and fluctuations in average benchmark interest rates. This is commonly referred to as “deposit beta.” Certificates of deposit are typically modeled with a higher degree of correlation, whereas interest-bearing checking accounts are assumed to exhibit a lower sensitivity to rate changes.
Many consumer and business deposit accounts have historically demonstrated stability and limited sensitivity to rate changes, resulting in a longer duration relative to our loan portfolio. As a result, our balance sheet has typically been “asset-sensitive,” meaning that assets are expected to reprice more quickly or more significantly than our liabilities. Measures of asset sensitivity are particularly influenced by changes in deposit modeling assumptions.
To manage interest rate risk, we regularly employ a combination of interest rate swaps, investments in fixed-rate securities, and funding strategies. Collectively, these tools help moderate the expected sensitivity of net interest income and EVE to changes in interest rates.
The following schedule presents deposit duration assumptions discussed previously:
DEPOSIT ASSUMPTIONS

	June 30, 2025			December 31, 2024
Product	Effective duration (-200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (-200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	4.4%	3.8%	3.3%	4.2%	3.5%	2.9%
Money market	2.2%	1.7%	1.5%	1.9%	1.6%	1.4%
Savings and interest-bearing checking	2.4%	2.0%	1.8%	2.1%	1.8%	1.6%
As previously disclosed, we utilize derivative instruments to manage interest rate risk. The following schedule presents derivatives designated in qualifying hedging relationships at June 30, 2025. It includes the average outstanding derivative notional amounts for each reporting period presented and the weighted-average fixed rates paid or received across cash flow and fair value hedge categories. For more information regarding our hedge accounting strategies and the impact of these hedging relationships on interest income and expense, see Note 7 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
DERIVATIVES DESIGNATED IN QUALIFYING HEDGING RELATIONSHIPS

	2025		2026				2027		3Q27 - 2Q28	3Q28 - 2Q29
(Dollar amounts in millions)	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Cash flow hedges
Cash flow hedges of assets [1]
Average outstanding notional	$750	$700	$533	$500	$500	$500	$433	$400	$358	$192
Weighted-average fixed-rate received	3.17%	3.17%	3.35%	3.45%	3.45%	3.45%	3.75%	3.90%	3.86%	3.81%
	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034
Fair value hedges
Fair value hedges of debt [2]
Average outstanding notional	$500	$500	$500	$500	$500	$500	$500	$500	$500	$500
Weighted-average fixed-rate received	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%
Fair value hedges of assets [3]
Average outstanding notional	$5,165	$5,162	$5,158	$3,695	$2,315	$1,727	$1,537	$1,426	$1,373	$1,192
Weighted-average fixed-rate paid	3.29%	3.29%	3.29%	3.10%	2.85%	2.62%	2.53%	2.48%	2.46%	2.58%
1 Cash flow hedges of assets consist of receive-fixed swaps hedging pools of floating-rate loans.
2 Fair value debt hedges consist of receive-fixed swaps that hedge fixed-rate subordinated debt.
3 Fair value asset hedges consist of pay-fixed swaps that hedge fixed-rate AFS securities and fixed-rate commercial loans.
At June 30, 2025, we had $60 million of net losses deferred in accumulated other comprehensive income (“AOCI”) related to terminated cash flow hedges. These deferred amounts are amortized into interest income on a straight-line basis over the original maturity periods of the respective hedges, provided the forecasted transactions are expected to occur. For more information regarding amounts deferred in AOCI from terminated cash flow hedges, see “Interest Rate and Market Risk Management” in our 2024 Form 10-K.
Earnings at Risk (EaR) and Economic Value of Equity (EVE)
Incorporating our deposit assumptions and the impact of derivatives designated in qualifying hedging relationships, the following schedule presents our earnings at risk (“EaR”), defined as the percentage change in projected 12-month net interest income, and the estimated percentage change in EVE. Both EaR and EVE are based on a static balance sheet and reflect instantaneous, parallel shifts in interest rates ranging from -200 to +200 bps. These metrics are intended to illustrate the sensitivity of net interest income and equity value to changes in interest rates across a range of scenarios and should not be interpreted as forecasts of expected net interest income.
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME AND CHANGE IN ECONOMIC VALUE OF EQUITY

	June 30, 2025					December 31, 2024
	Parallel shift in rates (in bps)					Parallel shift in rates (in bps)
Repricing scenario	-200	-100	0	+100	+200	-200	-100	0	+100	+200

Earnings at Risk (EaR)	(8.7)%	(4.4)%	—%	4.2%	8.3%	(8.9)%	(4.5)%	—%	4.4%	8.7%
Economic Value of Equity (EVE)	(0.3)%	0.1%	—%	(1.0)%	(2.6)%	0.1%	0.6%	—%	(1.7)%	(3.6)%
Asset sensitivity, as measured by EaR, declined during the first six months of 2025, primarily due to a reduction in deposit balances. Under our current deposit assumptions, interest rate risk remains within established policy limits. For interest-bearing deposits with indeterminable maturities, the weighted average modeled beta was 47%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Prepayment assumptions play a critical role in the management of interest rate risk. Certain assets within our portfolio, such as 1-4 family residential mortgages and mortgage-backed securities, are subject to borrower-driven prepayments, which can significantly affect projected cash flows. At June 30, 2025 and December 31, 2024, estimated lifetime prepayment speeds for loans were 14.1% and 13.7%, respectively, reflecting accelerated prepayments triggered by rate resets on adjustable-rate loans. For mortgage-backed securities, estimated prepayment speeds were 7.1% and 7.0% for the same respective periods.
Our EaR analysis primarily evaluates the impact of parallel rate shocks across the term structure of benchmark interest rates. Additionally, we perform non-parallel rate shock scenarios to identify potential risks that may not be captured under parallel rate assumptions. In these non-parallel rate scenarios, the most significant effects on EaR typically stem from movements in short-term interest rates.
EaR has inherent limitations in capturing anticipated changes in net interest income in changing interest rate environments, primarily due to timing mismatches in the repricing behavior of assets and liabilities. To address this, we provide measures of “latent” and “emergent” interest rate sensitivity, which compare current-quarter net interest income with projected net interest income for the same quarter one year forward. Unlike EaR, which assesses net interest income variability over a 12-month horizon, latent and emergent sensitivity metrics provide additional insight into near-term earnings dynamics amid changing rate conditions. As previously noted, these measures are intended to illustrate the sensitivity of net interest income and equity value to changes in interest rates across a range of scenarios and should not be interpreted as forecasts of expected net interest income.
Latent interest rate sensitivity captures anticipated changes in net interest income driven by prior interest rate movements that have not yet been fully reflected in current revenue but are expected to materialize in the near term based on the current yield curve and a static balance sheet. Latent sensitivity is projected to increase net interest income by approximately 9.9% in the second quarter of 2026, compared with the second quarter of 2025.
Emergent interest rate sensitivity reflects the projected, incremental changes in net interest income resulting from future interest rate movements, measured relative to the latent level of net interest income. Assuming interest rates follow the forward curve as of July 9, 2025, emergent sensitivity is modeled to reduce net interest income by approximately 5.8% from the latent level, yielding a cumulative increase of 4.1% in net interest income. Under a parallel interest rate shock of +/- 100 bps to the implied forward rate path, cumulative net interest income sensitivity is projected to range between 0.3% and 6.1%.
Our strategic focus on business banking plays a significant role in our asset-liability management approach. At June 30, 2025, $28.9 billion of commercial and CRE loans were scheduled to reprice within the next six months. To manage the interest rate exposure associated with these variable-rate loans, we executed $750 million in cash flow hedges by receiving fixed rates through interest rate swaps. Additionally, at June 30, 2025, $4.4 billion in variable-rate consumer loans were also scheduled to reprice within the same timeframe. The impact of interest rate floors on asset sensitivity for both commercial and consumer loan portfolios is currently insignificant in the higher interest rate environment. For additional information regarding derivative instruments, see Notes 3 and 7 of the Notes to Consolidated Financial Statements.
Fixed Income
We are subject to market risk arising from fluctuations in the fair value of financial instruments, including trading securities and interest rate swaps used to hedge interest rate exposure. Our underwriting activities include municipal and corporate securities, and we actively trade in municipal, agency, and U.S. Treasury securities. These activities expose us to potential losses resulting from adverse price movements in fixed-income markets.
Changes in the fair value of AFS securities and interest rate swaps that qualify as cash flow hedges are recognized in AOCI each reporting period. For additional information on investment securities and AOCI, refer to the “Capital Management” section on page 38. For more information on the accounting treatment of investment securities, see Note 5 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Equity Investments
Through our equity investment activities, we hold both publicly traded equity securities and non-marketable equity securities in governmental entities and institutions, such as the FRB and the FHLB. For more information regarding our equity investments, see “Interest Rate and Market Risk Management” in our 2024 Form 10-K.
We hold investments primarily in pre-public companies, largely through a variety of SBIC funds. This investment strategy is designed to support the financing, growth, and expansion of diverse businesses, generally within our geographic footprint. At June 30, 2025 and December 31, 2024, our equity exposure to these investments totaled approximately $231 million and $204 million, respectively.
From time to time, companies within our SBIC portfolio may complete an IPO, which introduces additional market risk due to post-IPO lock-up restrictions. During the second quarter of 2025, one of our SBIC investments, FatPipe, Inc., successfully completed an IPO. This investment will be marked-to-market until our shares, which are subject to a minimum 180-day lock-up period from the IPO, are fully divested. For more information regarding the valuation of our SBIC investments, see Note 3 of the Notes to Consolidated Financial Statements.
Liquidity Risk Management
Liquidity refers to our ability to meet cash, contractual, and collateral obligations while effectively managing both anticipated and unanticipated cash flow requirements without negatively impacting our operations or financial strength. We manage liquidity to provide funding for customer credit needs, financial and contractual commitments, and other corporate activities. Our primary sources of liquidity include deposits, borrowings, equity, and the repayment or sale of assets such as loans and investment securities. Investment securities are primarily held as a source of contingent liquidity and are generally comprised of instruments that can be readily converted to cash through secured borrowing arrangements, with the securities pledged as collateral. For more information on our liquidity risk management practices, see “Liquidity Risk Management” in our 2024 Form 10-K.
For the first six months of 2025, the primary sources of cash included an increase in short-term borrowings, a decrease in money market investments, and a decrease in investment securities. The primary uses of cash during the same period included a decrease in deposits and an increase in loans and leases. Cash payments for interest, reflected in operating expenses, totaled $829 million and $940 million for the first six months of 2025 and 2024, respectively.
The FHLB and FRB continue to serve as key sources of contingent liquidity and funding. As a member of the FHLB of Des Moines, we have the ability to borrow against eligible loans and securities to meet liquidity and funding requirements. To maintain our borrowing capacity, we are required to maintain investments in both FHLB and FRB stock. At June 30, 2025, our total investment in FHLB and FRB stock was $258 million and $53 million, respectively, compared with $124 million and $65 million at December 31, 2024.
At June 30, 2025, loans with a carrying value of $24.9 billion and $16.7 billion were pledged at the FHLB and FRB, respectively, as collateral for current and potential borrowings, compared with $23.4 billion and $17.0 billion at December 31, 2024.
At June 30, 2025 and December 31, 2024, investment securities with carrying values of $17.7 billion and $17.9 billion, respectively, were pledged as collateral to support potential borrowings. These pledged securities included $8.6 billion and $8.7 billion, respectively, designated for available use through the Fixed Income Clearing Corporation's General Collateral Finance (“GCF”) program and other repo programs; $4.6 billion and $4.7 billion pledged to the FRB and FHLB; and $4.5 billion for both periods pledged to secure public and trust deposits, advances, and other collateralized obligations.
A significant portion of these pledged assets are unencumbered, but are pledged to provide immediate access to contingency sources of funds. The following schedule presents our total available liquidity including unused collateralized borrowing capacity:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
AVAILABLE LIQUIDITY

	June 30, 2025				December 31, 2024
(Dollar amounts in billions)	FHLB	FRB [1]	GCF [2]	Total	FHLB	FRB [1]	GCF [2]	Total

Total borrowing capacity	$15.5	$17.4	$8.6	$41.5	$14.6	$17.7	$8.6	$40.9
Borrowings outstanding	5.5	—	—	5.5	2.6	—	0.3	2.9
Remaining capacity, at period end	$10.0	$17.4	$8.6	$36.0	$12.0	$17.7	$8.3	$38.0

Cash and due from banks				$0.8				$0.7
Interest-bearing deposits [3]				1.8				2.9
Total available liquidity				$38.6				$41.6
Ratio of available liquidity to uninsured deposits				118%				121%
1 Represents borrowing capacity and borrowings outstanding at the Federal Reserve Bank discount window.
2 Includes $865 million and $915 million pledged for available use through other repo programs for the periods presented.
3 Represents funds deposited by the Bank primarily at the Federal Reserve Bank.
At June 30, 2025, our total available liquidity was $38.6 billion, compared with $41.6 billion at December 31, 2024. At June 30, 2025, our sources of liquidity exceeded the estimated amount of uninsured deposits of $32.6 billion without the need to sell any investment securities.
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
as of July 31, 2025:
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
SHAREHOLDERS' EQUITY

(Dollar amounts in millions)	June 30, 2025	December 31, 2024	Amount change	Percent change
Shareholders’ equity:
Preferred stock	$66	$66	$—	—%
Common stock and additional paid-in capital	1,713	1,737	(24)	(1)
Retained earnings	6,981	6,701	280	4
Accumulated other comprehensive loss	(2,164)	(2,380)	216	9
Total shareholders' equity	$6,596	$6,124	$472	8
Total shareholders’ equity increased $472 million, or 8%, to $6.6 billion at June 30, 2025, compared with $6.1 billion at December 31, 2024. Common stock and additional paid-in capital decreased $24 million, primarily due to common stock repurchases. During the first quarter of 2025, we repurchased 0.8 million common shares outstanding for $41 million, which includes common shares acquired through our publicly announced plans and those acquired in connection with our stock compensation plan.
At June 30, 2025, the AOCI balance reflected a net loss of $2.2 billion, primarily attributable to a decline in the fair value of fixed-rate AFS securities driven by changes in interest rates. This amount includes $1.7 billion ($1.3 billion after tax) of unrealized losses associated with securities previously transferred from AFS to held-to-maturity (“HTM”). Compared with December 31, 2024, AOCI improved $216 million, primarily due to $92 million related to paydowns on AFS securities, and $90 million in unrealized loss amortization associated with the securities transferred from AFS to HTM. Additionally, AOCI was impacted by a $34 million decrease in unrealized losses and other adjustments associated with derivative instruments used for risk management purposes. The improvement in AOCI had a positive impact on our tangible book value per common share. We use pay-fixed, receive-floating interest rate swaps designated as hedges of our AFS securities to reduce the volatility of our AOCI balance. For more information about these swaps, see Note 7 of the Notes to Consolidated Financial Statements.
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
CAPITAL DISTRIBUTIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except share amounts)	2025	2024	2025	2024
Capital distributions:
Preferred dividends paid	$1	$11	$2	$21
Total capital distributed to preferred shareholders	1	11	2	21
Common dividends paid	64	61	129	122
Bank common stock repurchased [1]	—	—	41	35
Total capital distributed to common shareholders	64	61	170	157
Total capital distributed to preferred and common shareholders	$65	$72	$172	$178
Weighted average diluted common shares outstanding (in thousands)	147,053	147,120	147,210	147,231
Common shares outstanding, at period end (in thousands)	147,603	147,684	147,603	147,684
1 Includes amounts related to common shares acquired through our publicly announced plans and those acquired in connection with our stock compensation plan. These shares were acquired from employees to cover their payroll taxes and stock option exercise costs upon the exercise of stock options.
Pursuant to the OCC’s “Earnings Limitation Rule,” dividend payments are limited to the sum of net income for the current fiscal year and retained earnings for the two preceding years, unless prior approval is obtained from the

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
OCC to exceed this threshold. As of July 1, 2025, we had $1.2 billion in retained net profits available for distribution.
During the second quarter of 2025, we paid $1 million in dividends on preferred stock, compared with $11 million during the same prior year period. The decrease was due to the full redemption of the outstanding shares of our Series G, I, and J preferred stock in the fourth quarter of 2024.
During the second quarter of 2025, we paid $64 million in dividends on common stock, or $0.43 per share, compared with $61 million, or $0.41 per share, during the second quarter of 2024. In August 2025, the Board declared a quarterly dividend of $0.45 per common share, payable on August 21, 2025 to shareholders of record at the close of business on August 14, 2025. For additional information about our capital management actions, see Note 9 of the Notes to Consolidated Financial Statements.
Basel III
We are subject to Basel III capital requirements, which include certain minimum regulatory capital ratios. At June 30, 2025, we exceeded all capital adequacy requirements under the Basel III capital rules. Based on our internal stress testing and other assessments of capital adequacy, we believe our capital levels sufficiently exceed both internal and regulatory requirements for well-capitalized banks. For more information about our compliance with the Basel III capital requirements, see “Supervision and Regulation” and Note 15 of our 2024 Form 10-K.
The following schedule presents our capital amounts, capital ratios, and other selected performance ratios:
CAPITAL AMOUNTS AND RATIOS

(Dollar amounts in millions)	June 30, 2025	December 31, 2024	June 30, 2024
Basel III risk-based capital amounts:
Common equity tier 1 capital	$7,570	$7,363	$7,057
Tier 1 risk-based	7,637	7,430	7,496
Total risk-based	9,243	9,026	8,747
Risk-weighted assets	69,026	67,685	66,885
Basel III risk-based capital ratios:
Common equity tier 1 capital ratio	11.0%	10.9%	10.6%
Tier 1 risk-based ratio	11.1	11.0	11.2
Total risk-based ratio	13.4	13.3	13.1
Tier 1 leverage ratio	8.5	8.3	8.5
Other ratios:
Average equity to average assets (three months ended)	7.1%	7.2%	6.6%
Return on average common equity (three months ended)	15.3	13.2	14.0
Return on average tangible common equity (three months ended) [1]	18.7	16.0	17.5
Tangible equity ratio [1]	6.3	5.8	5.7
Tangible common equity ratio [1]	6.2	5.7	5.2
1 See “Non-GAAP Financial Measures” on page 40 for more information regarding these ratios.
At June 30, 2025, our common equity tier 1 (“CET1”) capital totaled $7.6 billion, an increase of 7%, compared with $7.1 billion in the prior year period. The CET1 capital ratio improved to 11.0%, compared with 10.6%. Tangible book value per common share increased to $36.81, compared with $30.67, primarily driven by higher retained earnings and a reduction in unrealized losses within AOCI. See the section below for more information regarding non-GAAP financial measures.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		June 30, 2025	March 31, 2025	June 30, 2024

Net earnings applicable to common shareholders (GAAP)		$243	$169	$190
Adjustment, net of tax:
Amortization of core deposit and other intangibles		2	1	1
Net earnings applicable to common shareholders, net of tax	(a)	$245	$170	$191
Average common equity (GAAP)		$6,357	$6,182	$5,450
Average goodwill and intangibles		(1,097)	(1,052)	(1,056)
Average tangible common equity (non-GAAP)	(b)	$5,260	$5,130	$4,394
Number of days in quarter	(c)	91	90	91
Number of days in year	(d)	365	365	366
Return on average tangible common equity (non-GAAP) [1]	(a/b/c)*d	18.7%	13.4%	17.5%
1 Excluding the effect of AOCI from average tangible common equity would result in associated returns of 13.1%, 9.2%, and 10.9% for the periods presented, respectively.
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except shares and per share amounts)		June 30, 2025	March 31, 2025	June 30, 2024

Total shareholders’ equity (GAAP)		$6,596	$6,327	$6,025
Goodwill and intangibles		(1,096)	(1,104)	(1,055)
Tangible equity (non-GAAP)	(a)	5,500	5,223	4,970
Preferred stock		(66)	(66)	(440)
Tangible common equity (non-GAAP)	(b)	$5,434	$5,157	$4,530
Total assets (GAAP)		$88,893	$87,992	$87,606
Goodwill and intangibles		(1,096)	(1,104)	(1,055)
Tangible assets (non-GAAP)	(c)	$87,797	$86,888	$86,551
Common shares outstanding (in thousands)	(d)	147,603	147,567	147,684
Tangible equity ratio (non-GAAP)	(a/c)	6.3%	6.0%	5.7%
Tangible common equity ratio (non-GAAP)	(b/c)	6.2%	5.9%	5.2%
Tangible book value per common share (non-GAAP)	(b/d)	$36.81	$34.95	$30.67

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
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Six Months Ended		Year Ended
(Dollar amounts in millions)		June 30, 2025	March 31, 2025	June 30, 2024	June 30, 2025	June 30, 2024	December 31, 2024

Noninterest expense (GAAP)	(a)	$527	$538	$509	$1,065	$1,035	$2,046
Adjustments:
Severance costs		2	3	1	5	1	3
Other real estate expense, net		—	—	(1)	—	(1)	(1)
Amortization of core deposit and other intangibles		2	2	1	4	3	7
SBIC investment success fee accrual		2	—	1	2	1	1
FDIC special assessment		—	—	1	—	14	11
Total adjustments	(b)	6	5	3	11	18	21
Adjusted noninterest expense (non-GAAP)	(c)=(a-b)	$521	$533	$506	$1,054	$1,017	$2,025
Net interest income (GAAP)	(d)	$648	$624	$597	$1,272	$1,183	$2,430
Fully taxable-equivalent adjustments	(e)	13	11	11	24	21	45
Taxable-equivalent net interest income (non-GAAP)	(f)=(d+e)	661	635	608	1,296	1,204	2,475
Noninterest income (GAAP)	g	190	171	179	361	335	700
Combined income (non-GAAP)	(h)=(f+g)	851	806	787	1,657	1,539	3,175
Adjustments:
Fair value and nonhedge derivative income (loss) [1]		—	—	(1)	—	—	—
Securities gains (losses), net		14	6	4	20	2	19
Total adjustments	(i)	14	6	3	20	2	19
Adjusted taxable-equivalent revenue (non-GAAP)	(j)=(h-i)	$837	$800	$784	$1,637	$1,537	$3,156
Pre-provision net revenue (non-GAAP)	(h)-(a)	$324	$268	$278	$592	$504	$1,129
Adjusted PPNR (non-GAAP)	(j)-(c)	316	267	278	583	520	1,131
Efficiency ratio (non-GAAP) [2]	(c/j)	62.2%	66.6%	64.5%	64.4%	66.2%	64.2%
1 Effective the first quarter of 2025, fair value and nonhedge derivative income (loss) is included in capital markets fees and income.
2 Excluding both the $9 million gain on sale of our Enterprise Retirement Solutions business and the $4 million gain on sale of a bank-owned property (recorded in dividends and other income), the efficiency ratio for the three and six months ended June 30, 2024 would have been 65.6% and 66.7%, respectively, and the efficiency ratio for the year ended December 31, 2024 would have been 64.4%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 1.    FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$780	$651
Money market investments:
Interest-bearing deposits	1,781	2,850
Federal funds sold and securities purchased under agreements to resell	1,140	1,453
Trading securities, at fair value	180	35
Investment securities:
Available-for-sale, at fair value	9,116	9,095
Held-to-maturity, at amortized cost (fair value: $9,229 and $9,382)	9,272	9,669
Total investment securities	18,388	18,764
Loans held for sale (includes $100 and $25 of loans carried at fair value)	172	74
Loans and leases, net of unearned income and fees	60,833	59,410
Allowance for loan and lease losses	690	696
Loans held for investment, net of allowance	60,143	58,714
Other noninterest-bearing investments	1,182	1,020
Premises, equipment and software, net	1,361	1,366
Goodwill and intangibles	1,096	1,052
Other real estate owned	5	1
Other assets	2,665	2,795
Total assets	$88,893	$88,775
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$25,413	$24,704
Interest-bearing:
Savings and money market	38,254	40,037
Time	10,133	11,482
Total deposits	73,800	76,223
Federal funds and other short-term borrowings	6,072	3,832
Long-term debt	970	950
Reserve for unfunded lending commitments	42	45
Other liabilities	1,413	1,601
Total liabilities	82,297	82,651
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	66	66
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 147,603 and 147,871 shares) and additional paid-in capital	1,713	1,737
Retained earnings	6,981	6,701
Accumulated other comprehensive income (loss)	(2,164)	(2,380)
Total shareholders’ equity	6,596	6,124
Total liabilities and shareholders’ equity	$88,893	$88,775
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except shares and per share amounts)	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$875	$877	$1,725	$1,742
Interest on money market investments	50	56	103	103
Interest on securities	126	140	251	282
Total interest income	1,051	1,073	2,079	2,127
Interest expense:
Interest on deposits	312	390	638	766
Interest on short- and long-term borrowings	91	86	169	178
Total interest expense	403	476	807	944
Net interest income	648	597	1,272	1,183
Provision for credit losses:
Provision for loan and lease losses	3	12	20	33
Provision for unfunded lending commitments	(4)	(7)	(3)	(15)
Total provision for credit losses	(1)	5	17	18
Net interest income after provision for credit losses	649	592	1,255	1,165
Noninterest income:
Commercial account fees	46	45	91	89
Card fees	24	25	47	48
Retail and business banking fees	19	16	36	32
Loan-related fees and income	19	18	36	33
Capital markets fees and income	28	20	55	45
Wealth management fees	14	15	29	30
Other customer-related fees	14	14	28	28
Customer-related noninterest income	164	153	322	305
Dividends and other income	12	22	19	28
Securities gains (losses), net	14	4	20	2
Total noninterest income	190	179	361	335
Noninterest expense:
Salaries and employee benefits	336	318	678	649
Technology, telecom, and information processing	65	66	135	128
Occupancy and equipment, net	40	40	81	79
Professional and legal services	13	17	26	33
Marketing and business development	12	13	23	23
Deposit insurance and regulatory expense	20	21	42	55
Credit-related expense	6	6	12	13
Other real estate expense, net	—	(1)	—	(1)
Other	35	29	68	56
Total noninterest expense	527	509	1,065	1,035
Income before income taxes	312	262	551	465
Income taxes	68	61	137	111
Net income	244	201	414	354
Preferred stock dividends	(1)	(11)	(2)	(21)
Net earnings applicable to common shareholders	$243	$190	$412	$333
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	147,044	147,115	147,182	147,227
Diluted shares (in thousands)	147,053	147,120	147,210	147,231
Net earnings per common share:
Basic	$1.63	$1.28	$2.77	$2.24
Diluted	1.63	1.28	2.77	2.24
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024

Net income for the period	$244	$201	$414	$354
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on investment securities	24	(14)	92	(2)
Unrealized loss amortization associated with the securities transferred from AFS to HTM	47	50	90	96
Net change in cash flow hedge derivatives	15	23	34	48
Net change in other	—	1	—	1
Other comprehensive income, net of tax	86	60	216	143
Comprehensive income	$330	$261	$630	$497
See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock shares (in thousands)	Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

Balance at March 31, 2025	$66	147,567	$1,706	$6,805	$(2,250)	$6,327
Net income for the period	—	—	—	244	—	244
Other comprehensive income, net of tax	—	—	—	—	86	86
Net activity under employee plans and related tax benefits	—	36	7	—	—	7
Dividends on preferred stock	—	—	—	(1)	—	(1)
Dividends on common stock, $0.43 per share	—	—	—	(64)	—	(64)
Change in deferred compensation	—	—	—	(3)	—	(3)
Balance at June 30, 2025	$66	147,603	$1,713	$6,981	$(2,164)	$6,596

Balance at March 31, 2024	$440	147,653	$1,705	$6,293	$(2,609)	$5,829
Net income for the period	—	—	—	201	—	201
Other comprehensive income, net of tax	—	—	—	—	60	60
Net activity under employee plans and related tax benefits	—	31	8	—	—	8
Dividends on preferred stock	—	—	—	(11)	—	(11)
Dividends on common stock, $0.41 per share	—	—	—	(61)	—	(61)
Change in deferred compensation	—	—	—	(1)	—	(1)
Balance at June 30, 2024	$440	147,684	$1,713	$6,421	$(2,549)	$6,025

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions, except shares and per share amounts)	Preferred stock	Common stock shares (in thousands)	Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

Balance at December 31, 2024	$66	147,871	$1,737	$6,701	$(2,380)	$6,124
Net income for the period	—	—	—	414	—	414
Other comprehensive income, net of tax	—	—	—	—	216	216
Bank common stock repurchased	—	(772)	(41)	—	—	(41)
Net activity under employee plans and related tax benefits	—	504	17	—	—	17
Dividends on preferred stock	—	—	—	(2)	—	(2)
Dividends on common stock, $0.86 per share	—	—	—	(129)	—	(129)
Change in deferred compensation	—	—	—	(3)	—	(3)
Balance at June 30, 2025	$66	147,603	$1,713	$6,981	$(2,164)	$6,596

Balance at December 31, 2023	$440	148,153	$1,731	$6,212	$(2,692)	$5,691
Net income for the period	—	—	—	354	—	354
Other comprehensive income, net of tax	—	—	—	—	143	143
Bank common stock repurchased	—	(890)	(35)	—	—	(35)
Net activity under employee plans and related tax benefits	—	421	17	—	—	17
Dividends on preferred stock	—	—	—	(21)	—	(21)
Dividends on common stock, $0.82 per share	—	—	—	(122)	—	(122)
Change in deferred compensation	—	—	—	(2)	—	(2)
Balance at June 30, 2024	$440	147,684	$1,713	$6,421	$(2,549)	$6,025
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$414	$354
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	17	18
Depreciation and amortization	57	63
Share-based compensation	23	24
Deferred income tax expense	31	17
Net decrease (increase) in trading securities	(145)	24
Net decrease (increase) in loans held for sale	(55)	5
Change in other liabilities	(183)	(17)
Change in other assets	(9)	38
Other, net	(33)	(14)
Net cash provided by operating activities	117	512
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	1,382	(786)
Proceeds from maturities and paydowns of investment securities held-to-maturity	540	501
Purchases of investment securities held-to-maturity	(27)	(60)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	956	1,051
Purchases of investment securities available-for-sale	(777)	(350)
Net change in loans and leases	(1,033)	(690)
Purchases and sales of other noninterest-bearing investments	(132)	(33)
Purchases of premises and equipment	(58)	(47)
Acquisition of California branches, net of cash acquired	191	—
Other, net	(12)	7
Net cash provided by (used in) investing activities	1,030	(407)
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(3,080)	(1,191)
Net change in short-term borrowed funds	2,240	1,271
Proceeds from the issuance of common stock	4	—
Dividends paid on common and preferred stock	(131)	(143)
Bank common stock repurchased	(41)	(35)
Other, net	(10)	(6)
Net cash used in financing activities	(1,018)	(104)
Net increase in cash and due from banks	129	1
Cash and due from banks at beginning of period	651	716
Cash and due from banks at end of period	$780	$717
Cash paid for interest	$829	$940
Net cash paid for income taxes	114	90
Noncash activities:
Loans held for investment reclassified to loans held for sale, net	63	100
Deposits acquired in purchase of California branches (at time of purchase)	657	—
Loans acquired in purchase of California branches, net (at time of purchase)	423	—
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2025
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
The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying Notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and accompanying Notes included in our 2024 Form 10-K.
We evaluated events that occurred between June 30, 2025 and the date the consolidated financial statements were issued, and determined that there were no material events requiring adjustments to our consolidated financial statements or significant disclosure in the accompanying Notes.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
2. RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Effective date	Effect on the financial statements or other significant matters

Standards not yet adopted by the Bank as of June 30, 2025

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
Standards adopted by the Bank during 2025

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
3. FAIR VALUE
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For more information about our valuation methodologies for assets and liabilities measured at fair value, as well as the fair value hierarchy, see Note 3 of our 2024 Form 10-K.
Fair Value Hierarchy
The following schedule presents assets and liabilities measured at fair value on a recurring basis:

(In millions)	June 30, 2025
	Level 1	Level 2	Level 3	Total
ASSETS
Trading securities	$—	$180	$—	$180
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	1,101	6,954	—	8,055
Municipal securities	—	1,036	—	1,036
Other debt securities	—	25	—	25
Total available-for-sale	1,101	8,015	—	9,116
Loans held for sale	—	100	—	100
Other noninterest-bearing investments:
Bank-owned life insurance	—	567	—	567
Private equity investments [1]	16	—	116	132
Other assets:
Agriculture loan servicing	—	—	20	20
Deferred compensation plan assets	139	—	—	139
Derivatives	—	376	—	376
Total assets	$1,256	$9,238	$136	$10,630
LIABILITIES
Fed funds and other short-term borrowings:
Securities sold, not yet purchased	$136	$—	$—	$136
Other liabilities:
Derivatives	—	274	—	274
Total liabilities	$136	$274	$—	$410
1 The Level 1 private equity investments (“PEIs”) generally relate to the portion of our Small Business Investment Company (“SBIC”) investments and other similar investments that are publicly traded.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	December 31, 2024
	Level 1	Level 2	Level 3	Total
ASSETS
Trading securities	$—	$35	$—	$35
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	662	7,300	—	7,962
Municipal securities	—	1,108	—	1,108
Other debt securities	—	25	—	25
Total available-for-sale	662	8,433	—	9,095
Loans held for sale	—	25	—	25
Other noninterest-bearing investments:
Bank-owned life insurance	—	562	—	562
Private equity investments [1]	3	—	105	108
Other assets:
Agriculture loan servicing	—	—	20	20
Deferred compensation plan assets	149	—	—	149
Derivatives	—	446	—	446
Total assets	$814	$9,501	$125	$10,440
LIABILITIES
Fed funds and other short-term borrowings:
Securities sold, not yet purchased	$21	$—	$—	$21
Other liabilities:
Derivatives	—	350	—	350
Total liabilities	$21	$350	$—	$371
1 The Level 1 PEIs generally relate to the portion of our SBIC investments and other similar investments that are publicly traded.
Fair Value Option for Certain Loans Held for Sale
We have elected to apply the fair value option to certain commercial real estate (“CRE”) loans designated for sale to third-party conduits for securitization and hedged with derivative instruments. This election reduces accounting volatility that would otherwise arise from the mismatch between measuring loans held for sale at the lower of cost or fair value and derivatives at fair value, without requiring the application of hedge accounting. These loans are included in “Loans held for sale” on the consolidated balance sheet. Associated fair value gains and losses are included in “Capital markets fees and income” on the consolidated statement of income, while accrued interest is included in “Interest and fees on loans.”
At June 30, 2025 and December 31, 2024, we had $100 million and $25 million, respectively, of loans measured at fair value, with corresponding unpaid principal balance of $100 million and $26 million. During the first six months of 2025 and 2024, we recognized approximately $3 million and $6 million, respectively, in net gains from loan sales and valuation adjustments related to loans measured at fair value and the associated derivatives.
Level 3 Valuations
Our Level 3 financial instruments include PEIs and agriculture loan servicing. For additional information regarding our Level 3 financial instruments, including the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2024 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Roll-forward of Level 3 Fair Value Measurements
The following schedule presents a roll-forward of assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended June 30, 2025		Three Months Ended June 30, 2024		Six Months Ended June 30, 2025		Six Months Ended June 30, 2024
(In millions)	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing

Balance at beginning of period	$109	$19	$98	$19	$105	$20	$92	$19
Unrealized securities gains, net	20	—	2	—	24	—	2	—
Other noninterest income	—	1	—	1	—	—	—	1
Purchases	4	—	2	—	5	—	9	—
Cost of investments sold	(5)	—	(1)	—	(6)	—	(2)	—
Transfers out	(12)	—	—	—	(12)	—	—	—
Balance at end of period	$116	$20	$101	$20	$116	$20	$101	$20
The roll-forward of Level 3 instruments includes the following realized gains and losses recognized in “Securities gains (losses), net” on the consolidated statement of income for the periods presented:

(In millions)	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Securities gains (losses), net	$(5)	$(1)	$(5)	$1
Nonrecurring Fair Value Measurements
Certain assets and liabilities may be measured at fair value on a nonrecurring basis. These include impaired loans measured at the fair value of the underlying collateral, other real estate owned (“OREO”), and equity investments without readily determinable fair values. Nonrecurring fair value adjustments generally arise from observable price changes for such equity investments, write-downs of individual assets, or the application of lower of cost or fair value accounting. At June 30, 2025, we had $2 million in collateral-dependent loans measured at fair value. During the second quarter of 2025, we recognized $1 million in losses related to fair value changes for these loans. For additional information on assets and liabilities measured at fair value on a nonrecurring basis, see Note 3 of our 2024 Form 10-K.

Fair Value of Certain Financial Instruments
The following schedule presents the carrying values and estimated fair values of certain financial instruments:

	June 30, 2025			December 31, 2024
(In millions)	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Financial assets:
Held-to-maturity investment securities	$9,272	$9,229	2	$9,669	$9,382	2
Loans and leases (including loans held for sale), net of allowance	60,315	58,623	3	58,788	57,130	3
Financial liabilities:
Time deposits	10,133	10,114	2	11,482	11,468	2
Long-term debt	970	980	2	950	950	2
The preceding schedule excludes certain financial instruments that are recorded at fair value on a recurring basis, as well as certain financial assets and liabilities for which the carrying value approximates fair value. For additional information regarding the financial instruments included within the scope of this disclosure, along with the valuation methodologies and significant assumptions used in estimating their fair values, see Note 3 of our 2024 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
4. OFFSETTING ASSETS AND LIABILITIES
The following schedule presents gross and net information for selected financial instruments on the balance sheet:

	June 30, 2025
				Gross amounts not offset on the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset on the balance sheet	Net amounts presented on the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$1,140	$—	$1,140	$—	$—	$1,140
Derivatives (included in Other assets)	376	—	376	(60)	(227)	89
Total assets	$1,516	$—	$1,516	$(60)	$(227)	$1,229
Liabilities:
Federal funds and other short-term borrowings	$6,072	$—	$6,072	$—	$—	$6,072
Derivatives (included in Other liabilities)	274	—	274	(60)	(20)	194
Total liabilities	$6,346	$—	$6,346	$(60)	$(20)	$6,266

	December 31, 2024
				Gross amounts not offset on the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset on the balance sheet	Net amounts presented on the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$1,453	$—	$1,453	$—	$—	$1,453
Derivatives (included in Other assets)	446	—	446	(19)	(404)	23
Total assets	$1,899	$—	$1,899	$(19)	$(404)	$1,476
Liabilities:
Federal funds and other short-term borrowings	$3,832	$—	$3,832	$—	$—	$3,832
Derivatives (included in Other liabilities)	350	—	350	(19)	(3)	328
Total liabilities	$4,182	$—	$4,182	$(19)	$(3)	$4,160
Security repurchase and reverse repurchase agreements are offset on the consolidated balance sheet according to master netting agreements, when applicable. Security repurchase agreements are included in “Federal funds and other short-term borrowings” on the consolidated balance sheet. Derivative instruments may also be offset under their master netting agreements; however, for accounting purposes, they are presented on a gross basis on the consolidated balance sheet. For more information regarding derivative instruments, see Note 7.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
5. INVESTMENT SECURITIES
Investment Securities
We classify our investment securities as either available-for-sale (“AFS”) or held-to-maturity (“HTM”). AFS securities, which primarily consist of debt securities used to manage liquidity and interest rate risk and to generate interest income, are measured at fair value. Unrealized gains and losses from AFS securities, net of applicable taxes, are recorded in other comprehensive income. HTM securities are those that management has both the intent and ability to hold until maturity and are carried at amortized cost. This amount reflects the original investment cost, adjusted for the amortization or accretion of any purchase premiums or discounts, as well as any impairment losses, including credit-related impairment. Gains or losses on the sale of investment securities are recognized in noninterest income using the specific identification method.
The carrying values of our investment securities exclude accrued interest receivables of $62 million and $60 million at June 30, 2025 and December 31, 2024, respectively. These receivables are included in “Other assets” on the consolidated balance sheet.
Investment securities with a carrying value of $17.7 billion and $17.9 billion were pledged as collateral for potential borrowings at June 30, 2025 and December 31, 2024, respectively.
When a security is transferred from AFS to HTM, the difference between its amortized cost basis and fair value at the date of transfer is amortized as a yield adjustment through interest income. The fair value at the date of transfer results in either a premium or discount to the amortized cost basis of the HTM securities. The amortization of unrealized gains or losses reported in accumulated other comprehensive income (“AOCI”) will offset the effect of the amortization of the premium or discount in interest income created by the transfer. The discount associated with securities previously transferred from AFS to HTM was $1.7 billion ($1.3 billion after tax) at June 30, 2025, compared with $1.8 billion ($1.4 billion after tax) at December 31, 2024.
For additional information regarding our fair value estimation process and the accounting treatment of our investment securities, see Notes 3 and 5, respectively, of our 2024 Form 10-K.
The following schedule presents the amortized cost and estimated fair values of our AFS and HTM securities:

	June 30, 2025
(In millions)	Amortized cost	Gross unrealized gains [1]	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$1,201	$10	$110	$1,101
U.S. Government agencies and corporations:
Agency securities	376	—	20	356
Agency guaranteed mortgage-backed securities	7,302	2	1,090	6,214
Small Business Administration loan-backed securities	400	—	16	384
Municipal securities	1,102	—	66	1,036
Other debt securities	25	—	—	25
Total available-for-sale	10,406	12	1,302	9,116
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	143	—	5	138
Agency guaranteed mortgage-backed securities	8,843	49	73	8,819
Municipal securities	286	—	14	272
Total held-to-maturity	9,272	49	92	9,229
Total investment securities	$19,678	$61	$1,394	$18,345

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
(In millions)	Amortized cost	Gross unrealized gains [1]	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$781	$—	$119	$662
U.S. Government agencies and corporations:
Agency securities	441	—	26	415
Agency guaranteed mortgage-backed securities	7,713	1	1,263	6,451
Small Business Administration loan-backed securities	455	—	21	434
Municipal securities	1,186	—	78	1,108
Other debt securities	25	—	—	25
Total available-for-sale	10,601	1	1,507	9,095
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	148	—	8	140
Agency guaranteed mortgage-backed securities	9,202	2	263	8,941
Municipal securities	319	—	18	301
Total held-to-maturity	9,669	2	289	9,382
Total investment securities	$20,270	$3	$1,796	$18,477
1 Gross unrealized gains for the respective AFS security categories without values were individually less than $1 million.
The following schedule presents gross unrealized losses for AFS securities and the estimated fair value, categorized by the length of time the securities have been in an unrealized loss position:

	June 30, 2025
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$—	$—	$110	$291	$110	$291
U.S. Government agencies and corporations:
Agency securities	—	11	20	345	20	356
Agency guaranteed mortgage-backed securities	—	12	1,090	5,977	1,090	5,989
Small Business Administration loan-backed securities	—	4	16	343	16	347
Municipal securities	—	51	66	904	66	955
Other	—	15	—	—	—	15
Total available-for-sale investment securities	$—	$93	$1,302	$7,860	$1,302	$7,953

	December 31, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$3	$198	$116	$285	$119	$483
U.S. Government agencies and corporations:
Agency securities	—	3	26	403	26	406
Agency guaranteed mortgage-backed securities	—	86	1,263	6,171	1,263	6,257
Small Business Administration loan-backed securities	—	35	21	387	21	422
Municipal securities	—	68	78	984	78	1,052
Other	—	—	—	—	—	—
Total available-for-sale investment securities	$3	$390	$1,504	$8,230	$1,507	$8,620
At June 30, 2025 and December 31, 2024, the number of AFS investment securities in an unrealized loss position was 2,302 and 2,534, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
There were no gross realized gains or losses from sales of AFS investment securities for the three and six months ended June 30, 2025 and 2024.

The following schedule presents interest income categorized by investment security type:

	Three Months Ended June 30,
	2025			2024
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total

Available-for-sale	$65	$7	$72	$75	$8	$83
Held-to-maturity	50	1	51	55	1	56
Total investment securities	$115	$8	$123	$130	$9	$139

	Six Months Ended June 30,
	2025			2024
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total

Available-for-sale	$130	$14	$144	$152	$16	$168
Held-to-maturity	102	2	104	111	2	113
Total investment securities	$232	$16	$248	$263	$18	$281
Maturities
The following schedule presents the amortized cost and weighted average yields of debt securities, categorized by the remaining contractual maturity of principal payments at June 30, 2025. The schedule does not reflect the impact of interest rate resets or fair value hedges. Additionally, the remaining contractual principal maturities presented do not represent the portfolio's duration, as they do not incorporate expected prepayments or amortization, which generally result in measured durations that are shorter than contractual maturities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	June 30, 2025
	Total debt securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollar amounts in millions)	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
Available-for-sale
U.S. Treasury securities	$1,201	3.62%	$—	—%	$302	3.99%	$498	4.42%	$401	2.35%
U.S. Government agencies and corporations:
Agency securities	376	3.09	40	2.90	57	3.44	172	2.93	107	3.23
Agency guaranteed mortgage-backed securities	7,302	2.02	8	1.32	106	1.97	1,321	2.11	5,867	2.00
Small Business Administration loan-backed securities	400	4.60	1	4.44	10	5.56	112	3.80	277	4.89
Municipal securities [1]	1,102	2.26	147	3.37	323	2.41	612	1.91	20	2.33
Other debt securities	25	8.16	—	—	10	9.51	—	—	15	7.26
Total available-for-sale securities	10,406	2.38	196	3.19	808	3.14	2,715	2.61	6,687	2.17
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	143	4.17	—	—	—	—	30	3.49	113	4.35
Agency guaranteed mortgage-backed securities	8,843	1.84	—	—	—	—	39	1.86	8,804	1.84
Municipal securities [1]	286	3.32	32	3.27	132	2.88	115	3.66	7	5.95
Total held-to-maturity securities	9,272	1.92	32	3.27	132	2.88	184	3.25	8,924	1.87
Total investment securities	$19,678	2.16	$228	3.21	$940	3.11	$2,899	2.65	$15,611	2.00
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.
Impairment
On a quarterly basis, we review our investment securities portfolio for the presence of impairment on an individual security basis. For additional information on our policy and impairment evaluation process for investment securities, see Note 5 of our 2024 Form 10-K.
AFS Impairment
No impairment losses were recognized on our AFS investment securities portfolio during the first six months of either 2025 or 2024. The unrealized losses primarily reflect the impact of higher interest rates following the purchase of the securities and are not attributable to credit-related factors. Accordingly, in the absence of any future sales, we expect to recover the full principal value of these securities at maturity. At June 30, 2025, we did not intend to sell any securities in an unrealized loss position, nor do we believe it is more likely than not that we would be required to sell such securities before recovering their amortized cost basis.
HTM Impairment
For HTM securities, the allowance for credit losses (“ACL”) is evaluated in accordance with the methodology applied to loans and leases measured at amortized cost, as described in Note 6. At June 30, 2025, the ACL on HTM securities was less than $1 million. All HTM securities were assigned a credit quality rating of “Pass,” and none were classified as past due.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
6. LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
The following schedule presents our loan and lease portfolio according to major portfolio segment and specific class:

(In millions)	June 30, 2025	December 31, 2024

Loans held for sale	$172	$74
Commercial:
Commercial and industrial	$17,526	$16,891
Owner-occupied	9,377	9,333
Municipal	4,376	4,364
Leasing	367	377
Total commercial	31,646	30,965
Commercial real estate:
Term	11,186	10,703
Construction and land development	2,425	2,774
Total commercial real estate	13,611	13,477
Consumer:
1-4 family residential	10,431	9,939
Home equity credit line	3,784	3,641
Construction and other consumer real estate	743	810
Bankcard and other revolving plans	496	457
Other	122	121
Total consumer	15,576	14,968
Total loans and leases	$60,833	$59,410
Loans and leases classified as held for investment are measured and presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $52 million and $43 million at June 30, 2025 and December 31, 2024, respectively. The amortized cost basis of the loans does not include accrued interest receivables of $279 million and $281 million at June 30, 2025 and December 31, 2024, respectively. These receivables are included in “Other assets” on the consolidated balance sheet.
Municipal loans typically consist of obligations that are repaid from, or secured by, the general funds or pledged revenues of municipalities, as well as by real estate or equipment. This portfolio also includes loans extended to private commercial and 501(c)(3) not-for-profit organizations that utilize a pass-through municipal structure to benefit from favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $261 million at June 30, 2025 and $260 million at December 31, 2024.
Loans with a carrying value of $41.6 billion at June 30, 2025 and $40.4 billion at December 31, 2024 have been pledged at the Federal Reserve (“FRB”) and the Federal Home Loan Bank (“FHLB”) of Des Moines as collateral for current and potential borrowings.
Loans held for sale are measured individually at fair value or the lower of cost or fair value and primarily consist of CRE loans sold into securitization entities, and conforming residential mortgages generally sold to U.S. government agencies. The following schedule presents loans added to, or sold from, the held for sale category during the periods presented:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024

Loans added to held for sale	$272	$270	$448	$399
Loans sold from held for sale	211	171	350	341
Occasionally, we have continuing involvement in sold loans through retained servicing rights or guarantees. At June 30, 2025 and December 31, 2024, the principal balance of sold loans for which we retained servicing rights was approximately $693 million and $615 million, respectively. Income generated from sold loans, excluding servicing, totaled $2 million and $5 million for the three and six months ended June 30, 2025, respectively, and $2 million and $3 million for the corresponding periods in 2024.
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
The ACL on AFS and HTM debt securities is estimated independently from the ACL on loans. For HTM securities, the ACL is evaluated using the same methodology applied to loans and leases measured at amortized cost. For more information regarding our methodology used to estimate the ACL on AFS and HTM debt securities, see Note 5 of our 2024 Form 10-K.
Changes in the ACL are summarized as follows:

	Three Months Ended June 30, 2025
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$337	$271	$89	$697
Provision for loan losses	31	(40)	12	3
Gross loan and lease charge-offs	12	1	3	16
Recoveries	5	—	1	6
Net loan and lease charge-offs (recoveries)	7	1	2	10
Balance at end of period	$361	$230	$99	$690
Reserve for unfunded lending commitments
Balance at beginning of period	$28	$10	$8	$46
Provision for unfunded lending commitments	(6)	2	—	(4)
Balance at end of period	$22	$12	$8	$42
Total allowance for credit losses at end of period
Allowance for loan losses	$361	$230	$99	$690
Reserve for unfunded lending commitments	22	12	8	42
Total allowance for credit losses	$383	$242	$107	$732

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2025
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$308	$300	$88	$696
Provision for loan losses	72	(69)	17	20
Gross loan and lease charge-offs	31	1	8	40
Recoveries	12	—	2	14
Net loan and lease charge-offs (recoveries)	19	1	6	26
Balance at end of period	$361	$230	$99	$690
Reserve for unfunded lending commitments
Balance at beginning of period	$26	$11	$8	$45
Provision for unfunded lending commitments	(4)	1	—	(3)
Balance at end of period	$22	$12	$8	$42
Total allowance for credit losses at end of period
Allowance for loan losses	$361	$230	$99	$690
Reserve for unfunded lending commitments	22	12	8	42
Total allowance for credit losses	$383	$242	$107	$732

	Three Months Ended June 30, 2024
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$296	$299	$104	$699
Provision for loan losses	10	12	(10)	12
Gross loan and lease charge-offs	8	11	2	21
Recoveries	4	—	2	6
Net loan and lease charge-offs (recoveries)	4	11	—	15
Balance at end of period	$302	$300	$94	$696
Reserve for unfunded lending commitments
Balance at beginning of period	$19	$10	$8	$37
Provision for unfunded lending commitments	(3)	(3)	(1)	(7)
Balance at end of period	$16	$7	$7	$30
Total allowance for credit losses at end of period
Allowance for loan losses	$302	$300	$94	$696
Reserve for unfunded lending commitments	16	7	7	30
Total allowance for credit losses	$318	$307	$101	$726

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2024
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$302	$241	$141	$684
Provision for loan losses	8	69	(44)	33
Gross loan and lease charge-offs	18	11	6	35
Recoveries	10	1	3	14
Net loan and lease charge-offs (recoveries)	8	10	3	21
Balance at end of period	$302	$300	$94	$696
Reserve for unfunded lending commitments
Balance at beginning of period	$19	$17	$9	$45
Provision for unfunded lending commitments	(3)	(10)	(2)	(15)
Balance at end of period	$16	$7	$7	$30
Total allowance for credit losses at end of period
Allowance for loan losses	$302	$300	$94	$696
Reserve for unfunded lending commitments	16	7	7	30
Total allowance for credit losses	$318	$307	$101	$726
Nonaccrual Loans
Loans are generally placed on nonaccrual status when the full collection of principal and interest is not expected, or when the loan is 90 days or more past due with respect to principal or interest, unless it is both well-secured and in the process of collection. We consider several factors when placing a loan on nonaccrual status, including delinquency status, collateral valuation, borrower or guarantor financial condition, bankruptcy status, and other indicators that suggest uncertainty regarding the full and timely recovery of principal and interest.
A nonaccrual loan may be returned to accrual status when the following conditions are met: (1) all delinquent principal and interest have been brought current in accordance with the loan agreement; (2) the loan, if secured, is well secured; (3) the borrower has made timely payments under the contractual terms for a minimum of six months; and (4) a credit analysis indicates reasonable assurance of the borrower's ability and willingness to continue making payments.
The following schedule presents the amortized cost basis of loans on nonaccrual:

	June 30, 2025
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance
Commercial:
Commercial and industrial	$10	$103	$113	$14
Owner-occupied	11	28	39	2
Municipal	—	5	5	2
Leasing	—	2	2	—
Total commercial	21	138	159	18
Commercial real estate:
Term	3	57	60	3
Total commercial real estate	3	57	60	3
Consumer:
1-4 family residential	8	50	58	5
Home equity credit line	1	29	30	8
Bankcard and other revolving plans	—	1	1	1
Total consumer	9	80	89	14
Total	$33	$275	$308	$35

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance
Commercial:
Commercial and industrial	$45	$69	$114	$19
Owner-occupied	18	13	31	1
Municipal	5	6	11	2
Leasing	—	2	2	1
Total commercial	68	90	158	23
Commercial real estate:
Term	27	32	59	4
Total commercial real estate	27	32	59	4
Consumer:
1-4 family residential	12	37	49	4
Home equity credit line	5	25	30	5
Bankcard and other revolving plans	—	1	1	1
Total consumer	17	63	80	10
Total	$112	$185	$297	$37
For accruing loans, interest is accrued, and interest payments are recognized as interest income in accordance with the contractual terms of the loan agreement. For nonaccruing loans, the accrual of interest is discontinued, and any previously accrued but uncollected interest is promptly reversed from interest income, generally within one month. Payments received on nonaccrual loans are not recognized as interest income, but are applied to reduce the outstanding principal balance. However, when the collectability of the amortized cost basis of a nonaccrual loan is no longer in doubt, interest payments may be recognized as interest income on a cash basis. For the three and six months ended June 30, 2025 and 2024, no interest income was recognized on a cash basis for nonaccrual loans.
The following schedule presents the amount of accrued interest receivables reversed from interest income, categorized by loan portfolio segment during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024

Commercial	$4	$4	$7	$6
Commercial real estate	1	1	3	3
Consumer	1	1	2	2
Total	$6	$6	$12	$11
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Past due loans (accruing and nonaccruing) are summarized as follows:

	June 30, 2025
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$17,458	$32	$36	$68	$17,526	$2	$75
Owner-occupied	9,350	6	21	27	9,377	—	17
Municipal	4,376	—	—	—	4,376	1	5
Leasing	365	1	1	2	367	—	—
Total commercial	31,549	39	58	97	31,646	3	97
Commercial real estate:
Term	11,151	3	32	35	11,186	—	27
Construction and land development	2,424	1	—	1	2,425	—	—
Total commercial real estate	13,575	4	32	36	13,611	—	27
Consumer:
1-4 family residential	10,382	12	37	49	10,431	—	20
Home equity credit line	3,762	12	10	22	3,784	—	16
Construction and other consumer real estate	742	1	—	1	743	—	—
Bankcard and other revolving plans	492	3	1	4	496	1	—
Other	121	1	—	1	122	—	—
Total consumer	15,499	29	48	77	15,576	1	36
Total	$60,623	$72	$138	$210	$60,833	$4	$160

	December 31, 2024
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$16,857	$20	$14	$34	$16,891	$1	$98
Owner-occupied	9,309	10	14	24	9,333	3	16
Municipal	4,348	6	10	16	4,364	10	11
Leasing	377	—	—	—	377	—	2
Total commercial	30,891	36	38	74	30,965	14	127
Commercial real estate:
Term	10,667	2	34	36	10,703	3	28
Construction and land development	2,774	—	—	—	2,774	—	—
Total commercial real estate	13,441	2	34	36	13,477	3	28
Consumer:
1-4 family residential	9,896	16	27	43	9,939	—	15
Home equity credit line	3,609	20	12	32	3,641	—	13
Construction and other consumer real estate	810	—	—	—	810	—	—
Bankcard and other revolving plans	453	2	2	4	457	1	—
Other	121	—	—	—	121	—	—
Total consumer	14,889	38	41	79	14,968	1	28
Total	$59,221	$76	$113	$189	$59,410	$18	$183
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
The amount of loans classified as Doubtful totaled less than $1 million at June 30, 2025, compared with $14 million at December 31, 2024.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	June 30, 2025
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial:
Commercial and industrial
Pass	$1,699	$2,300	$1,688	$1,042	$554	$861	$8,356	$148	$16,648
Special Mention	3	23	16	27	5	17	158	3	252
Accruing Substandard	1	65	47	191	17	15	166	11	513
Nonaccrual	12	3	2	27	5	24	13	27	113
Total commercial and industrial	1,715	2,391	1,753	1,287	581	917	8,693	189	17,526
Owner-occupied
Pass	637	1,291	773	1,494	1,530	2,754	241	47	8,767
Special Mention	1	66	1	19	30	29	—	1	147
Accruing Substandard	2	30	28	124	102	113	20	5	424
Nonaccrual	—	7	2	8	2	18	2	—	39
Total owner-occupied	640	1,394	804	1,645	1,664	2,914	263	53	9,377
Municipal
Pass	293	597	478	877	907	1,156	—	41	4,349
Special Mention	—	3	—	—	—	—	—	—	3
Accruing Substandard	—	—	—	—	—	19	—	—	19
Nonaccrual	—	—	—	—	5	—	—	—	5
Total municipal	293	600	478	877	912	1,175	—	41	4,376
Leasing
Pass	41	98	70	84	20	34	—	—	347
Special Mention	—	1	—	—	—	—	—	—	1
Accruing Substandard	—	2	2	10	2	1	—	—	17
Nonaccrual	—	—	1	1	—	—	—	—	2
Total leasing	41	101	73	95	22	35	—	—	367
Total commercial	2,689	4,486	3,108	3,904	3,179	5,041	8,956	283	31,646
Commercial real estate:
Term
Pass	1,139	1,485	1,283	2,089	1,147	2,169	322	155	9,789
Special Mention	—	41	—	44	—	1	—	—	86
Accruing Substandard	246	156	78	466	140	84	1	80	1,251
Nonaccrual	27	—	—	23	—	10	—	—	60
Total term	1,412	1,682	1,361	2,622	1,287	2,264	323	235	11,186
Construction and land development
Pass	161	453	563	194	1	1	745	44	2,162
Special Mention	—	—	61	32	—	—	—	—	93
Accruing Substandard	95	9	19	47	—	—	—	—	170
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	256	462	643	273	1	1	745	44	2,425
Total commercial real estate	1,668	2,144	2,004	2,895	1,288	2,265	1,068	279	13,611

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	June 30, 2025
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Consumer:
1-4 family residential
Pass	$462	$1,010	$919	$3,115	$1,872	$2,992	$—	$—	$10,370
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	1	2	—	—	3
Nonaccrual	—	1	4	11	12	30	—	—	58
Total 1-4 family residential	462	1,011	923	3,126	1,885	3,024	—	—	10,431
Home equity credit line
Pass	—	—	—	—	—	—	3,643	104	3,747
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	7	—	7
Nonaccrual	—	—	—	—	—	—	25	5	30
Total home equity credit line	—	—	—	—	—	—	3,675	109	3,784
Construction and other consumer real estate
Pass	66	281	136	241	16	3	—	—	743
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	66	281	136	241	16	3	—	—	743
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	492	1	493
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	495	1	496
Other consumer
Pass	39	34	25	16	6	2	—	—	122
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	39	34	25	16	6	2	—	—	122
Total consumer	567	1,326	1,084	3,383	1,907	3,029	4,170	110	15,576
Total loans	$4,924	$7,956	$6,196	$10,182	$6,374	$10,335	$14,194	$672	$60,833

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Commercial and industrial
Pass	$2,479	$1,951	$1,504	$759	$387	$679	$8,043	$150	$15,952
Special Mention	37	24	47	8	2	34	85	5	242
Accruing Substandard	53	43	200	26	28	21	200	12	583
Nonaccrual	7	13	31	17	1	4	38	3	114
Total commercial and industrial	2,576	2,031	1,782	810	418	738	8,366	170	16,891
Owner-occupied
Pass	1,346	907	1,606	1,657	900	2,097	234	47	8,794
Special Mention	38	—	38	31	2	18	18	1	146
Accruing Substandard	23	28	75	66	25	133	7	5	362
Nonaccrual	5	1	4	1	—	15	5	—	31
Total owner-occupied	1,412	936	1,723	1,755	927	2,263	264	53	9,333
Municipal
Pass	604	498	939	960	553	753	—	29	4,336
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	10	4	—	—	—	3	—	—	17
Nonaccrual	3	—	—	5	—	3	—	—	11
Total municipal	617	502	939	965	553	759	—	29	4,364
Leasing
Pass	109	79	94	26	12	36	—	—	356
Special Mention	—	—	2	—	—	—	—	—	2
Accruing Substandard	1	3	10	2	1	—	—	—	17
Nonaccrual	—	1	1	—	—	—	—	—	2
Total leasing	110	83	107	28	13	36	—	—	377
Total commercial	4,715	3,552	4,551	3,558	1,911	3,796	8,630	252	30,965
Commercial real estate:
Term
Pass	1,687	1,198	2,093	1,278	1,053	1,608	254	175	9,346
Special Mention	48	—	87	—	—	5	—	—	140
Accruing Substandard	298	105	443	144	13	102	27	26	1,158
Nonaccrual	—	—	23	—	—	10	—	26	59
Total term	2,033	1,303	2,646	1,422	1,066	1,725	281	227	10,703
Construction and land development
Pass	361	701	445	4	1	9	680	52	2,253
Special Mention	—	22	21	17	—	—	—	25	85
Accruing Substandard	57	52	249	78	—	—	—	—	436
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	418	775	715	99	1	9	680	77	2,774
Total commercial real estate	2,451	2,078	3,361	1,521	1,067	1,734	961	304	13,477

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Consumer:
1-4 family residential
Pass	$1,062	$870	$2,959	$1,877	$925	$2,197	$—	$—	$9,890
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	3	8	9	2	27	—	—	49
Total 1-4 family residential	1,062	873	2,967	1,886	927	2,224	—	—	9,939
Home equity credit line
Pass	—	—	—	—	—	—	3,506	99	3,605
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	6	—	6
Nonaccrual	—	—	—	—	—	—	22	8	30
Total home equity credit line	—	—	—	—	—	—	3,534	107	3,641
Construction and other consumer real estate
Pass	157	191	420	34	5	3	—	—	810
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	157	191	420	34	5	3	—	—	810
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	453	1	454
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	456	1	457
Other consumer
Pass	52	35	22	8	2	2	—	—	121
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	52	35	22	8	2	2	—	—	121
Total consumer	1,271	1,099	3,409	1,928	934	2,229	3,990	108	14,968
Total loans	$8,437	$6,729	$11,321	$7,007	$3,912	$7,759	$13,581	$664	$59,410

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedules present gross charge-offs by year of loan origination for the periods presented.

	Three Months Ended June 30, 2025
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial:
Commercial and industrial	$—	$1	$1	$1	$2	$1	$6	$—	$12
Commercial real estate:
Term	1	—	—	—	—	—	—	—	1
Consumer:
1-4 family residential	—	—	—	—	—	1	—	—	1
Bankcard and other revolving plans	—	—	—	—	—	—	2	—	2
Total consumer	—	—	—	—	—	1	2	—	3
Total gross charge-offs	$1	$1	$1	$1	$2	$2	$8	$—	$16

	Six Months Ended June 30, 2025
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial:
Commercial and industrial	$—	$1	$2	$1	$3	$11	$13	$—	$31
Commercial real estate:
Term	1	—	—	—	—	—	—	—	1
Consumer:
1-4 family residential	—	—	—	—	1	2	—	—	3
Home equity credit line	—	—	—	—	—	—	1	—	1
Bankcard and other revolving plans	—	—	—	—	—	—	4	—	4
Total consumer	—	—	—	—	1	2	5	—	8
Total gross charge-offs	$1	$1	$2	$1	$4	$13	$18	$—	$40

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended June 30, 2024
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Commercial and industrial	$—	$1	$1	$1	$—	$3	$2	$—	$8
Commercial real estate:
Term	—	7	4	—	—	—	—	—	11
Consumer:
Bankcard and other revolving plans	—	—	—	—	—	—	2	—	2
Total gross charge-offs	$—	$8	$5	$1	$—	$3	$4	$—	$21

	Six Months Ended June 30, 2024
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Commercial and industrial	$—	$2	$4	$2	$—	$3	$6	$1	$18
Commercial real estate:
Term	—	7	4	—	—	—	—	—	11
Consumer:
1-4 family residential	—	—	—	—	—	1	—	—	1
Bankcard and other revolving plans	—	—	—	—	—	—	4	—	4
Other	—	—	—	—	—	1	—	—	1
Total consumer	—	—	—	—	—	2	4	—	6
Total gross charge-offs	$—	$9	$8	$2	$—	$5	$10	$1	$35
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
On an ongoing basis, we monitor the performance of all modified loans in accordance with their modified terms. For the three and six months ended June 30, 2025, the amortized cost of modified loans that experienced a payment default within 12 months of modification and remained in default at period end was approximately zero and $2 million, respectively. For the three and six months ended June 30, 2024, the corresponding amounts were $3 million and $27 million.
The amortized cost of loans to borrowers experiencing financial difficulty that were modified during the period, by loan class and modification type, is summarized in the following schedule:

	Three Months Ended June 30, 2025
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$45	$—	$—	$—	$45	0.3%
Owner-occupied	—	1	—	—	—	1	—
Total commercial	—	46	—	—	—	46	0.1
Commercial real estate:
Term	—	180	—	—	7	187	1.7
Construction and land development	—	25	—	—	—	25	1.0
Total commercial real estate	—	205	—	—	7	212	1.6
Consumer:
1-4 family residential	—	—	—	—	1	1	—
Total	$—	$251	$—	$—	$8	$259	0.4

	Six Months Ended June 30, 2025
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$67	$—	$—	$—	$67	0.4%
Owner-occupied	—	5	—	—	—	5	0.1
Total commercial	—	72	—	—	—	72	0.2
Commercial real estate:
Term	—	301	—	8	7	316	2.8
Construction and land development	—	25	—	—	—	25	1.0
Total commercial real estate	—	326	—	8	7	341	2.5
Consumer:
1-4 family residential	—	—	—	—	7	7	0.1
Total	$—	$398	$—	$8	$14	$420	0.7

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended June 30, 2024
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$27	$—	$—	$1	$28	0.2%
Owner-occupied	—	2	—	—	—	2	—
Total commercial	—	29	—	—	1	30	0.1
Commercial real estate:
Term	—	16	—	—	—	16	0.1
Consumer:
1-4 family residential	—	—	1	—	—	1	—
Total	$—	$45	$1	$—	$1	$47	0.1

	Six Months Ended June 30, 2024
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$55	$—	$1	$4	$60	0.4%
Owner-occupied	—	2	—	—	2	4	—
Municipal	—	3	—	—	—	3	0.1
Total commercial	—	60	—	1	6	67	0.2
Commercial real estate:
Term	—	103	—	—	—	103	1.0
Construction and land development	—	2	—	—	—	2	0.1
Total commercial real estate	—	105	—	—	—	105	0.8
Consumer:
1-4 family residential	—	—	2	—	2	4	—
Home equity credit line	—	—	—	—	1	1	—
Total consumer	—	—	2	—	3	5	—
Total	$—	$165	$2	$1	$9	$177	0.3
1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $38 million and $10 million at June 30, 2025 and June 30, 2024, respectively.
3 Amounts less than 0.05% are rounded to zero.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The financial impact of loan modifications to borrowers experiencing financial difficulty is summarized in the following schedules:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)
Commercial:
Commercial and industrial	—%	15	—%	13
Owner-occupied	—	3	—	89
Total commercial	—	14	—	18
Commercial real estate:
Term	0.1	10	0.1	10
Construction and land development	—	9	—	9
Total commercial real estate	0.1	9	0.1	10
Consumer:[1]
1-4 family residential	—	3	—	3
Total consumer	—	3	—	3
Total weighted average financial impact	0.1	10	0.1	11

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)
Commercial:
Commercial and industrial	0.6%	3	0.1%	8
Owner-occupied	—	1	0.1	4
Municipal	—	0	—	61
Total commercial	0.6	3	0.1	10
Commercial real estate:
Term	—	3	—	11
Construction and land development	—	5	—	14
Total commercial real estate	—	3	—	11
Consumer:[1]
1-4 family residential	—	0	1.3	78
Home equity credit line	—	0	6.8	42
Other	—	0	—	71
Total consumer	—	0	4.8	67
Total weighted average financial impact	0.6	3	1.0	12
1 Primarily relates to a small number of loans within each consumer loan class.
Loan modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024, resulted in less than $1 million in principal forgiveness across the total loan portfolio for all periods.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after July 1, 2024 through June 30, 2025, presented by portfolio segment and loan class:

	June 30, 2025
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total amortized cost of loans
Commercial:
Commercial and industrial	$63	$1	$3	$4	$67
Owner-occupied	4	1	—	1	5
Total commercial	67	2	3	5	72
Commercial real estate:
Term	306	—	10	10	316
Construction and land development	25	—	—	—	25
Total commercial real estate	331	—	10	10	341
Consumer:
1-4 family residential	6	—	1	1	7
Total	$404	$2	$14	$16	$420
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after July 1, 2023 through June 30, 2024, presented by portfolio segment and loan class:

	June 30, 2024
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total amortized cost of loans
Commercial:
Commercial and industrial	$83	$1	$4	$5	$88
Owner-occupied	8	—	—	—	8
Municipal	11	—	—	—	11
Total commercial	102	1	4	5	107
Commercial real estate:
Term	156	26	2	28	184
Construction and land development	19	—	2	2	21
Total commercial real estate	175	26	4	30	205
Consumer:
1-4 family residential	4	—	—	—	4
Home equity credit line	1	—	—	—	1
Other	1	—	—	—	1
Total consumer	6	—	—	—	6
Total	$283	$27	$8	$35	$318
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
Select information on loans for which the borrower is experiencing financial difficulties and repayment is expected to be provided substantially through the operation or sale of the underlying collateral, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	June 30, 2025
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Commercial and industrial	$1	Equipment and machinery	101%
Owner-occupied	9	Industrial building	56%
Municipal	5	Multifamily apartments	169%
Commercial real estate:
Term	51	Office building	96%
Consumer:
1-4 family residential	3	Single family residential	48%
Total	$69

	December 31, 2024
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Owner occupied	$6	Retail facility	64%
Municipal	5	Multifamily apartments	174%
Commercial real estate:
Term	49	Office building	98%
Consumer:
1-4 family residential	3	Single family residential	38%
Home equity credit line	3	Single family residential	29%
Total	$66
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
The balance of foreclosed residential real estate property was $1 million at June 30, 2025, compared with less than $1 million at December 31, 2024. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure was $18 million and $14 million for the same periods, respectively.
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
At June 30, 2025, the fair value of our derivative liabilities was $274 million, for which we pledged $13 million in cash collateral in the normal course of business to satisfy variation margin requirements. Additionally, we pledged $200 million in U.S. Treasuries to satisfy initial margin requirements with certain dealer counterparties and central clearing houses. If our credit rating were downgraded one notch by either Standard & Poor’s (“S&P”) or Moody’s at June 30, 2025, it is unlikely that additional collateral would be required to be pledged. Derivatives that are centrally cleared do not have credit risk-related features requiring additional collateral in the event of a credit rating downgrade.
We measure counterparty credit risk by calculating a credit valuation adjustment (“CVA”), which captures the value of nonperformance risk for both our counterparties and the Bank. The fair value of derivatives includes a net CVA, which reduced the fair value of derivative liabilities by $9 million at both June 30, 2025, and December 31, 2024. CVA is included in “Capital markets fees and income” on the consolidated statement of income.
Derivative Amounts
The following schedule presents derivative notional amounts and recorded gross fair values at June 30, 2025 and December 31, 2024:

	June 30, 2025			December 31, 2024
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Hedges of floating-rate assets	$750	$7	$—	$550	$—	$2
Hedges of floating-rate liabilities	—	—	—	500	—	—
Fair value hedges:
Hedges of fixed-rate assets [1]	6,166	80	—	4,668	93	—
Hedges of fixed-rate liabilities	500	—	—	500	—	—
Total derivatives designated as hedging instruments	7,416	87	—	6,218	93	2
Derivatives not designated as hedging instruments:
Customer interest rate derivatives [2]	18,221	284	271	16,833	348	346
Other interest rate derivatives	1,134	1	—	1,105	1	—
Foreign exchange derivatives	466	4	2	373	4	2
Purchased credit derivatives	79	—	1	24	—	—
Total derivatives not designated as hedging instruments	19,900	289	274	18,335	353	348
Total derivatives	$27,316	$376	$274	$24,553	$446	$350
1 Includes forward-starting swaps that are not yet effective.
2 Customer interest rate derivatives include both customer-facing derivatives and offsetting dealer-facing derivatives.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedules present the amount of gains (losses) from derivative instruments designated as cash flow and fair value hedges that were deferred in AOCI or recognized in earnings for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
(In millions)	Effective portion of derivative gain (loss) deferred in AOCI	Amount of gain (loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges: [1]
Hedges of floating-rate assets	$2	$(18)	$—
Hedges of floating-rate liabilities	—	—	—
Fair value hedges: [2]
Hedges of fixed-rate assets	—	—	14
Hedges of fixed-rate liabilities	—	—	(2)
Total derivatives designated as hedging instruments	$2	$(18)	$12

	Six Months Ended June 30, 2025
(In millions)	Effective portion of derivative gain (loss) deferred in AOCI	Amount of gain (loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges: [1]
Hedges of floating-rate assets	$8	$(38)	$—
Hedges of floating-rate liabilities	—	1	—
Fair value hedges: [2]
Hedges of fixed-rate assets	—	—	27
Hedges of fixed-rate liabilities	—	—	(5)
Total derivatives designated as hedging instruments	$8	$(37)	$22

	Three Months Ended June 30, 2024
(In millions)	Effective portion of derivative gain (loss) deferred in AOCI	Amount of gain (loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges: [1]
Hedges of floating-rate assets	$(1)	$(33)	$—
Hedges of floating-rate liabilities	1	2	—
Fair value hedges: [2]
Hedges of fixed-rate assets	—	—	24
Hedges of fixed-rate liabilities	—	—	(2)
Total derivatives designated as hedging instruments	$—	$(31)	$22

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2024
(In millions)	Effective portion of derivative gain (loss) deferred in AOCI	Amount of gain (loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges: [1]
Hedges of floating-rate assets	$(6)	$(69)	$—
Hedges of floating-rate liabilities	5	4	—
Fair value hedges: [2]
Hedges of fixed-rate assets	—	—	46
Hedges of fixed-rate liabilities	—	—	(3)
Total derivatives designated as hedging instruments	$(1)	$(65)	$43
1 For the 12 months following June 30, 2025, we estimate that $45 million of net losses from active and terminated cash flow hedges will be reclassified from AOCI into interest income, compared with an estimate of $88 million at June 30, 2024. At June 30, 2025, there were $60 million of losses deferred in AOCI related to terminated cash flow hedges that are expected to be fully reclassified into earnings by October 2027.
2 We had total cumulative unamortized basis adjustments from terminated fair value hedges of debt of $36 million and $43 million at June 30, 2025 and 2024, respectively. We had $3 million of cumulative unamortized basis adjustments from terminated fair value hedges of assets at both June 30, 2025 and 2024. Interest on fair value hedges presented above includes the amortization of the remaining unamortized basis adjustments.
The following schedule presents the amount of gains (losses) recognized from derivatives not designated as accounting hedges:

	Other Noninterest Income/(Expense)
(In millions)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	$11	$18	$6	$12
Other interest rate derivatives	—	(1)	—	1
Foreign exchange derivatives	8	14	7	15
Purchased credit derivatives	(1)	(1)	—	—
Total derivatives not designated as hedging instruments	$18	$30	$13	$28
The following schedule presents derivatives used in fair value hedge accounting relationships, along with pre-tax gains (losses) recorded on these derivatives and the related hedged items for the periods presented:

	Gains (losses) recorded in income
	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(In millions)	Derivatives	Hedged items	Total income statement impact	Derivatives	Hedged items	Total income statement impact

Hedges of fixed-rate assets [1,2]	$(35)	$35	$—	$20	$(20)	$—
Hedges of fixed-rate debt [1,2]	4	(4)	—	—	—	—

	Gains (losses) recorded in income
	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(In millions)	Derivatives	Hedged items	Total income statement impact	Derivatives	Hedged items	Total income statement impact

Hedges of fixed-rate assets [1,2]	$(115)	$115	$—	$118	$(118)	$—
Hedges of fixed-rate debt [1,2]	16	(16)	—	—	—	—
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents information regarding basis adjustments for hedged items in fair value hedging relationships:

	Par value of hedged items		Carrying amount of the hedged items [1]		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(In millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024

Hedges of fixed-rate assets [1,2]	$11,473	$11,388	$11,299	$11,099	$(174)	$(289)
Hedges of fixed-rate debt [1]	(500)	(500)	(509)	(493)	(9)	7
1 Carrying amounts exclude (1) issuance and purchase discounts or premiums, (2) unamortized issuance and acquisition costs, and (3) amounts related to terminated fair value hedges.
2 At June 30, 2025, the amortized cost basis of assets designated using the portfolio layer method was $9.8 billion; the cumulative basis adjustment associated with these hedging relationships was $29 million; and the notional amounts of the designated hedging instruments were $4.5 billion.
8. LEASES
We have operating and finance leases for branches, data centers, and corporate offices, including our headquarters in Salt Lake City, Utah. At June 30, 2025, we had 409 branches, with 279 owned and 130 leased. The remaining maturities of our lease commitments range from the year 2025 to 2062, with some lease arrangements including options to extend or terminate the leases.
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
The following schedule presents ROU assets and lease liabilities with the associated weighted average remaining life and discount rate:

(In millions)	June 30, 2025	December 31, 2024
Operating leases
ROU assets, net of amortization	$189	$188
Lease liabilities	239	240
Finance leases
ROU assets, net of amortization	3	3
Lease liabilities	4	4
Weighted average remaining lease term (years)
Operating leases	9.7	9.9
Finance leases	15.1	15.6
Weighted average discount rate
Operating leases	3.9%	3.8%
Finance leases	3.1%	3.1%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents additional information related to lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Lease expense:
Operating lease expense	$10	$10	$20	$20
Other expenses associated with operating leases [1]	15	15	31	30
Total lease expense	$25	$25	$51	$50

Related cash disbursements for operating leases	$10	$11	$21	$22
1 Other expenses primarily include property taxes and building and property maintenance.
The following schedule presents the total contractual undiscounted lease payments for operating lease liabilities by expected due date for each of the next five years:

(In millions)	Total undiscounted lease payments

2025 [1]	$20
2026	38
2027	29
2028	31
2029	27
Thereafter	148
Total lease payments	293
Less imputed interest	54
Total	$239
1 Represents contractual maturities remaining in 2025.
We enter into certain lease agreements as the lessor of real estate, including bank-owned and subleased properties, to generate cash flow. This activity includes leasing vacant suites within buildings that we partially occupy. Operating lease income totaled $4 million for both the second quarters of 2025 and 2024, and $8 million and $7 million for the first six months of 2025 and 2024, respectively.
At June 30, 2025 and December 31, 2024, we originated equipment leases classified as sales-type or direct-financing leases totaling $367 million and $377 million, respectively. Income from these leases was $5 million for both the second quarters of 2025 and 2024, and $10 million and $9 million for the first six months of 2025 and 2024, respectively.
9. LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
The long-term debt carrying values presented on the consolidated balance sheet represent the par value of the debt, adjusted for any unamortized premium or discount, unamortized debt issuance costs, and fair value hedge basis adjustments.
The following schedule presents the components of our long-term debt:
LONG-TERM DEBT

(In millions)	June 30, 2025	December 31, 2024

Subordinated notes [1]	$966	$946
Finance lease obligations	4	4
Total	$970	$950
1 The change in the subordinated notes balance is primarily due to a fair value hedge basis adjustment. See also Note 7.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Shareholders' Equity
Our common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. At June 30, 2025, there were 147.6 million shares of $0.001 par value common stock outstanding. Common stock and additional paid-in capital was $1.7 billion at both June 30, 2025 and December 31, 2024.
At June 30, 2025, the AOCI balance reflected a net loss of $2.2 billion, primarily attributable to a decline in the fair value of fixed-rate AFS securities driven by changes in interest rates. This amount includes $1.7 billion ($1.3 billion after tax) of unrealized losses associated with securities previously transferred from AFS to HTM. The following schedule presents the changes in AOCI by major component:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Six Months Ended June 30, 2025
Balance at December 31, 2024	$(2,301)	$(78)	$(1)	$(2,380)
Other comprehensive income before reclassifications, net of tax	92	6	—	98
Amounts reclassified from AOCI, net of tax	90	28	—	118
Other comprehensive income	182	34	—	216
Balance at June 30, 2025	$(2,119)	$(44)	$(1)	$(2,164)
Income tax expense included in other comprehensive income	$59	$11	$—	$70
Six Months Ended June 30, 2024
Balance at December 31, 2023	$(2,526)	$(165)	$(1)	$(2,692)
Other comprehensive income (loss) before reclassifications, net of tax	(2)	—	—	(2)
Amounts reclassified from AOCI, net of tax	96	49	—	145
Other comprehensive income	94	49	—	143
Balance at June 30, 2024	$(2,432)	$(116)	$(1)	$(2,549)
Income tax expense included in other comprehensive income	$31	$16	$—	$47

	Amounts reclassified from AOCI
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
AOCI components	2025	2024	2025	2024	Affected line item on statement of income

Net unrealized gains (losses) on investment securities	$(62)	$(67)	$(120)	$(128)	Securities gains (losses), net
Less: Income tax expense (benefit)	(15)	(17)	(30)	(32)
Total	$(47)	$(50)	$(90)	$(96)
Net unrealized gains (losses) on derivative instruments and other	$(18)	$(31)	$(37)	$(65)	Interest and fees on loans; Interest on short- and long-term borrowings
Less: Income tax expense (benefit)	(5)	(8)	(9)	(16)
Total	$(13)	$(23)	$(28)	$(49)
10. COMMITMENTS, GUARANTEES, AND CONTINGENT LIABILITIES
Commitments and Guarantees
We utilize various financial instruments, including loan commitments, commercial letters of credit, and standby letters of credit, to support our customers’ financing needs. These instruments expose us to varying degrees of credit, liquidity, and interest rate risk that are not fully reflected on the consolidated balance sheet. The associated credit risk is evaluated and recorded as a reserve for unfunded lending commitments, which is presented separately on the consolidated balance sheet.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the contractual amounts related to off-balance sheet financial instruments used to support our customers’ financing needs:

(In millions)	June 30, 2025	December 31, 2024

Unfunded lending commitments [1]	$28,688	$28,767
Standby letters of credit:
Financial	600	574
Performance	246	262
Commercial letters of credit	30	15
Total unfunded commitments	$29,564	$29,618
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
At June 30, 2025, we were subject to the following material litigation:
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
•Cayon and Reesor v. Zions Bancorporation, N.A. is an arbitration matter pending before Judicial Arbitration and Mediation Services. The claimants have asserted claims for unpaid overtime, meal and rest break violations, and failure to reimburse work-related expenses. They have also initiated a related action under the California Private Attorneys General Act. The arbitration is in the discovery phase, with a final hearing scheduled for February 2026.
•Carlson v. Zions Bancorporation, N.A. is a putative class action case pending in the Superior Court of San Diego County, California. Plaintiff has asserted violations of California law for alleged non-payment of certain work-related expenses incurred by company employees. Plaintiff has also initiated a related action under the California Private Attorneys General Act. The putative class action is in the discovery phase, with trial set for February 2026.

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
We also assess whether we can determine the range of reasonably possible losses for significant matters where the likelihood of a loss is not remote. Due to the difficulty of predicting the outcome of legal matters, discussed subsequently, we can meaningfully estimate such a range for only a limited number of cases. Based on information available at June 30, 2025, the estimated aggregate range of reasonably possible losses for these matters is zero to approximately $15 million in excess of amounts accrued. The matters underlying this estimated range will change over time, and actual results may vary significantly from this estimate. Matters for which a meaningful estimate is not possible are not included within this estimated range; therefore, this estimated range does not represent our maximum loss exposure.
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
11. REVENUE FROM CONTRACTS WITH CUSTOMERS
Noninterest income and revenue from contracts with customers are recognized when control of the promised goods or services is transferred to customers, in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We recognize noninterest income from certain contracts with customers upon satisfaction of the related contractual performance obligations. For more information regarding revenue from contracts with customers, see Note 17 of our 2024 Form 10-K.
Disaggregation of Revenue
The following schedule presents revenue from contracts with customers and provides a reconciliation to total noninterest income by operating business segment for the three months ended June 30, 2025 and 2024. Customer-related noninterest income from other sources represents revenue earned from customers that is not within the scope of the applicable accounting guidance for revenue from contracts with customers.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Zions Bank		CB&T		Amegy
(In millions)	2025	2024	2025	2024	2025	2024

Commercial account fees	$15	$14	$8	$8	$15	$14
Card fees [1]	12	13	5	4	7	8
Retail and business banking fees	5	5	3	3	4	3
Capital markets fees and income [2,3]	—	—	1	—	—	—
Wealth management fees	4	5	1	1	5	5
Other customer-related fees	2	2	2	2	1	2
Total noninterest income from contracts with customers	38	39	20	18	32	32
Customer-related noninterest income from other sources	10	6	11	10	8	7
Total customer-related noninterest income	48	45	31	28	40	39
Noncustomer-related noninterest income [3]	1	2	1	2	3	3
Total noninterest income	$49	$47	$32	$30	$43	$42

	NBAZ		NSB		Vectra
(In millions)	2025	2024	2025	2024	2025	2024

Commercial account fees	$3	$3	$3	$4	$2	$2
Card fees [1]	4	4	4	4	2	3
Retail and business banking fees	2	2	3	2	1	1
Capital markets fees and income [2,3]	—	—	—	—	—	—
Wealth management fees	1	1	2	2	1	—
Other customer-related fees	—	—	—	—	1	1
Total noninterest income from contracts with customers	10	10	12	12	7	7
Customer-related noninterest income from other sources	1	1	1	—	1	—
Total customer-related noninterest income	11	11	13	12	8	7
Noncustomer-related noninterest income [3]	(1)	(1)	—	4	3	—
Total noninterest income	$10	$10	$13	$16	$11	$7

	TCBW		Other		Consolidated Bank
(In millions)	2025	2024	2025	2024	2025	2024

Commercial account fees	$1	$1	$(1)	$(1)	$46	$45
Card fees [1]	1	1	1	—	36	37
Retail and business banking fees	—	—	—	—	18	16
Capital markets fees and income [2,3]	—	—	1	1	2	1
Wealth management fees	—	—	(1)	(1)	13	13
Other customer-related fees	—	—	9	7	15	14
Total noninterest income from contracts with customers	2	2	9	6	130	126
Customer-related noninterest income from other sources	—	—	2	4	34	28
Total customer-related noninterest income	2	2	11	10	164	154
Noncustomer-related noninterest income [3]	—	—	19	15	26	25
Total noninterest income	$2	$2	$30	$25	$190	$179
1 Card fees exclude costs associated with reward programs that are netted against interchange fees, as these costs fall outside the scope of the applicable accounting guidance for revenue from contracts with customers.
2 Capital markets fees and income excludes revenue related to real estate capital markets, swaps, loan syndications, foreign exchange activities, and fair value and nonhedge derivative income, as these items are not within the scope of the applicable accounting guidance for revenue from contracts with customers.
3 Effective the first quarter of 2025, capital markets fees and income includes fair value and nonhedge derivative income. These amounts were previously disclosed under noncustomer-related noninterest income. No other income statement line items were affected by these changes and reclassifications. Prior period amounts have been reclassified for comparative purposes.
The following schedule presents revenue from contracts with customers and provides a reconciliation to total noninterest income by operating business segment for the six months ended June 30, 2025 and 2024. Customer-

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
related noninterest income from other sources represents revenue from customers that falls outside the scope of the applicable accounting guidance for revenue from contracts with customers.

	Zions Bank		CB&T		Amegy
(In millions)	2025	2024	2025	2024	2025	2024

Commercial account fees	$30	$28	$16	$15	$31	$29
Card fees [1]	24	25	9	10	15	15
Retail and business banking fees	10	9	6	6	8	7
Capital markets fees and income [2,3]	—	—	1	—	8	—
Wealth management fees	8	11	3	2	9	9
Other customer-related fees	4	4	4	4	2	3
Total noninterest income from contracts with customers	76	77	39	37	73	63
Customer-related noninterest income from other sources	14	10	18	16	14	15
Total customer-related noninterest income	90	87	57	53	87	78
Noncustomer-related noninterest income [3]	1	3	3	3	5	5
Total noninterest income	$91	$90	$60	$56	$92	$83

	NBAZ		NSB		Vectra
(In millions)	2025	2024	2025	2024	2025	2024

Commercial account fees	$5	$5	$6	$7	$3	$3
Card fees [1]	8	8	8	8	5	5
Retail and business banking fees	4	4	6	5	2	2
Capital markets fees and income [2,3]	—	—	—	—	—	—
Wealth management fees	2	2	3	3	1	1
Other customer-related fees	—	1	—	—	2	2
Total noninterest income from contracts with customers	19	20	23	23	13	13
Customer-related noninterest income from other sources	1	1	2	1	3	—
Total customer-related noninterest income	20	21	25	24	16	13
Noncustomer-related noninterest income [3]	(1)	(1)	—	4	3	—
Total noninterest income	$19	$20	$25	$28	$19	$13

	TCBW		Other		Consolidated Bank
(In millions)	2025	2024	2025	2024	2025	2024

Commercial account fees	$1	$1	$(1)	$1	$91	$89
Card fees [1]	1	1	—	—	70	72
Retail and business banking fees	—	—	(1)	—	35	33
Capital markets fees and income [2,3]	—	—	3	2	12	2
Wealth management fees	—	—	1	(1)	27	27
Other customer-related fees	1	—	15	14	28	28
Total noninterest income from contracts with customers	3	2	17	16	263	251
Customer-related noninterest income from other sources	1	1	6	10	59	54
Total customer-related noninterest income	4	3	23	26	322	305
Noncustomer-related noninterest income [3]	—	—	28	16	39	30
Total noninterest income	$4	$3	$51	$42	$361	$335
1 Card fees exclude costs associated with reward programs that are netted against interchange fees, as these costs are not within the scope of applicable accounting guidance for revenue from contracts with customers.
2 Capital markets fees and income excludes revenue associated with real estate capital markets, swaps, loan syndications, foreign exchange activities, and fair value and nonhedge derivative income, as the related fees and income are not within the scope of applicable accounting guidance for revenue from contracts with customers.
3 Effective the first quarter of 2025, capital markets fees and income includes fair value and nonhedge derivative income, which was previously disclosed under noncustomer-related noninterest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Revenue from contracts with customers did not result in the recognition of significant contract assets and liabilities. Contract receivables are included in “Other assets” on the consolidated balance sheet. Payment terms vary by the nature of the services provided; however, the time between the satisfaction of performance obligations and receipt of payment is generally not significant.
12. INCOME TAXES
The effective income tax rate was 21.8% for the second quarter of 2025, compared with 23.3% for the second quarter of 2024. For the six months ended June 30, the effective tax rates were 24.9% in 2025 and 23.9% in 2024. The tax rates during these periods were increased by the nondeductibility of certain Federal Deposit Insurance Corporation (“FDIC”) premiums, specific executive compensation, and other fringe benefits. While the FDIC insurance premiums are not deductible for tax purposes, FDIC special assessments are tax deductible. Conversely, the tax rates were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance policies.
The tax rates for the three and six months ended June 30, 2025 were further impacted by the enactment of new state tax legislation across multiple jurisdictions. These legislative changes required a revaluation of our net deferred tax asset (“DTA”), which primarily arises from unrealized losses in AOCI on certain securities.
At June 30, 2025 and December 31, 2024, our net DTA totaled $803 million and $904 million, respectively. The net DTA or deferred tax liability (“DTL”) is included in either “Other assets” or “Other liabilities,” respectively, on the consolidated balance sheet.
We regularly evaluate DTAs to determine whether a valuation allowance is required, applying a “more-likely-than-not” threshold for realization. Based on this evaluation, management concluded that no valuation allowance was required at both June 30, 2025 and December 31, 2024.
13. NET EARNINGS PER COMMON SHARE
The following schedule presents basic and diluted net earnings per common share based on the weighted average outstanding shares:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except shares and per share amounts)	2025	2024	2025	2024
Basic:
Net income	$244	$201	$414	$354
Less common and preferred dividends	65	72	130	143
Undistributed earnings	179	129	284	211
Less undistributed earnings applicable to nonvested shares	2	1	4	2
Undistributed earnings applicable to common shares	177	128	280	209
Distributed earnings applicable to common shares	63	61	127	121
Total earnings applicable to common shares	$240	$189	$407	$330
Weighted average common shares outstanding (in thousands)	147,044	147,115	147,182	147,227
Net earnings per common share	$1.63	$1.28	$2.77	$2.24
Diluted:
Total earnings applicable to common shares	$240	$189	$407	$330
Weighted average common shares outstanding (in thousands)	147,044	147,115	147,182	147,227
Dilutive effect of stock options (in thousands)	9	5	28	4
Weighted average diluted common shares outstanding (in thousands)	147,053	147,120	147,210	147,231
Net earnings per common share	$1.63	$1.28	$2.77	$2.24

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024

Restricted stock and restricted stock units	1,796	1,715	1,774	1,629
Stock options	823	1,334	591	1,356
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
At June 30, 2025, Zions Bank operated 93 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. CB&T operated 78 branches in California, including the four FirstBank Coachella Valley, California branches we acquired in late March 2025. Amegy operated 76 branches in Texas. NBAZ operated 56 branches in Arizona. NSB operated 43 branches in Nevada. Vectra operated 33 branches in Colorado and one branch in New Mexico. TCBW operated two branches in Washington and one branch in Oregon. During the first six months of 2025, all of the Bank's assets, revenues, and expenses were located in or derived from operations within the United States.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information that is regularly provided to the CODM to evaluate performance and allocate resources for the three months ended June 30, 2025 and 2024:

	Zions Bank		CB&T		Amegy
(In millions)	2025	2024	2025	2024	2025	2024
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$182	$170	$161	$148	$137	$116
Provision for credit losses	6	(7)	(18)	(5)	10	14
Net interest income after provision for credit losses	176	177	179	153	127	102
Noninterest income	49	47	32	30	43	42
Noninterest expense:
Salaries and employee benefits	34	34	33	31	29	26
Technology, telecom, and information processing	4	4	1	1	2	2
Occupancy and equipment, net	7	7	8	8	8	8
Other direct expenses [2]	16	20	11	9	11	14
Indirect/allocated expenses	81	86	56	54	64	66
Total noninterest expense	142	151	109	103	114	116
Income (loss) before taxes	$83	$73	$102	$80	$56	$28
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$15,008	$14,893	$15,176	$14,127	$14,158	$13,345
Total average deposits	20,827	20,906	15,210	14,539	14,573	14,612

	NBAZ		NSB		Vectra
(In millions)	2025	2024	2025	2024	2025	2024
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$64	$61	$53	$50	$36	$35
Provision for credit losses	(5)	(1)	4	7	—	—
Net interest income after provision for credit losses	69	62	49	43	36	35
Noninterest income	10	10	13	16	11	7
Noninterest expense:
Salaries and employee benefits	13	13	11	11	10	10
Technology, telecom, and information processing	1	1	1	1	1	1
Occupancy and equipment, net	2	2	3	3	3	3
Other direct expenses [2]	6	7	4	5	3	3
Indirect/allocated expenses	26	28	24	25	17	19
Total noninterest expense	48	51	43	45	34	36
Income (loss) before taxes	$31	$21	$19	$14	$13	$6
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,575	$5,595	$3,737	$3,547	$3,871	$4,088
Total average deposits	6,863	6,929	7,132	7,207	3,366	3,475

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	TCBW		Other		Consolidated Bank
(In millions)	2025	2024	2025	2024	2025	2024
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$18	$14	$(3)	$3	$648	$597
Provision for credit losses	2	(1)	—	(2)	(1)	5
Net interest income after provision for credit losses	16	15	(3)	5	649	592
Noninterest income	2	2	30	25	190	179
Noninterest expense:
Salaries and employee benefits	3	3	203	190	336	318
Technology, telecom, and information processing	—	—	55	56	65	66
Occupancy and equipment, net	1	1	8	8	40	40
Other direct expenses [2]	1	1	34	26	86	85
Indirect/allocated expenses	4	3	(272)	(281)	—	—
Total noninterest expense	9	8	28	(1)	527	509
Income (loss) before taxes	$9	$9	$(1)	$31	$312	$262
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$2,019	$1,755	$916	$941	$60,460	$58,291
Total average deposits	1,146	1,108	5,149	5,452	74,266	74,228
1 Interest income is shown net of interest expense consistent with the information regularly provided to the CODM and used to evaluate segment performance.
2 Includes expenses such as professional and legal services, marketing and business development, deposit insurance and regulatory expense, credit-related expense, other real estate expense, and other noninterest expense.
The following schedule presents selected operating segment information that is regularly provided to the CODM to evaluate performance and allocate resources for the six months ended June 30, 2025 and 2024:

	Zions Bank		CB&T		Amegy
(In millions)	2025	2024	2025	2024	2025	2024
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$358	$332	$312	$293	$269	$227
Provision for credit losses	12	(18)	(8)	17	13	18
Net interest income after provision for credit losses	346	350	320	276	256	209
Noninterest income	91	90	60	56	92	83
Noninterest expense:
Salaries and employee benefits	70	70	67	64	59	56
Technology, telecom, and information processing	8	7	2	2	4	4
Occupancy and equipment, net	14	13	17	16	16	16
Other direct expenses [2]	33	40	21	23	25	29
Indirect/allocated expenses	160	161	106	99	128	124
Total noninterest expense	285	291	213	204	232	229
Income (loss) before taxes	$152	$149	$167	$128	$116	$63
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$14,922	$14,808	$14,927	$14,146	$14,056	$13,230
Total average deposits	21,018	20,820	14,917	14,473	14,692	14,742

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2025	2024	2025	2024	2025	2024
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$128	$122	$106	$98	$71	$71
Provision for credit losses	(13)	5	4	2	9	(6)
Net interest income after provision for credit losses	141	117	102	96	62	77
Noninterest income	19	20	25	28	19	13
Noninterest expense:
Salaries and employee benefits	27	27	23	23	21	20
Technology, telecom, and information processing	2	2	3	3	1	1
Occupancy and equipment, net	5	5	5	5	6	6
Other direct expenses [2]	14	14	9	11	6	8
Indirect/allocated expenses	51	51	47	47	34	35
Total noninterest expense	99	99	87	89	68	70
Income (loss) before taxes	$61	$38	$40	$35	$13	$20
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,638	$5,623	$3,698	$3,527	$3,896	$4,063
Total average deposits	6,905	6,894	7,149	7,203	3,403	3,463

	TCBW		Other		Consolidated Bank
(In millions)	2025	2024	2025	2024	2025	2024
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$34	$28	$(6)	$12	$1,272	$1,183
Provision for credit losses	(1)	3	1	(3)	17	18
Net interest income after provision for credit losses	35	25	(7)	15	1,255	1,165
Noninterest income	4	3	51	42	361	335
Noninterest expense:
Salaries and employee benefits	7	6	404	383	678	649
Technology, telecom, and information processing	1	1	114	108	135	128
Occupancy and equipment, net	1	1	17	17	81	79
Other direct expenses [2]	2	3	61	51	171	179
Indirect/allocated expenses	7	6	(533)	(523)	—	—
Total noninterest expense	18	17	63	36	1,065	1,035
Income (loss) before taxes	$21	$11	$(19)	$21	$551	$465
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,992	$1,741	$921	$962	$60,050	$58,100
Total average deposits	1,140	1,115	5,366	5,083	74,590	73,793
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at June 30, 2025. There were no changes in our internal control over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 5. OTHER INFORMATION
None of our directors or officers have adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement during the three months ended June 30, 2025. Our directors and officers participate in certain of our benefits plans such as our Omnibus Incentive Plan and Payshelter 401(k) and Employee Stock Ownership Plan, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options granted thereunder, which elections may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements as defined in Item 408(c) of Regulation S-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
a.Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

10.1	Amendment to original form of Change in Control Agreement between the Bank and Certain Executive Officers (filed herewith).

10.2	Updated form of Change in Control Agreement between the Bank and Certain Executive Officers (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in Inline XBRL (i) the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2025 and June 30, 2024, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and June 30, 2024, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2025 and June 30, 2024, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and June 30, 2024, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: August 7, 2025