Form 10-Q
period 2025-09-30
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2025-11-06
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
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
Number of common shares outstanding at October 31, 2025: 147,641,034 shares

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	GAAP	Generally Accepted Accounting Principles
AFS	Available-for-Sale	GCF	General Collateral Finance
ALLL	Allowance for Loan and Lease Losses	HECL	Home Equity Credit Line
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	HTM	Held-to-Maturity
AOCI	Accumulated Other Comprehensive Income or Loss	IPO	Initial Public Offering
ASU	Accounting Standards Update	LTV	Loan-to-Value
BDC	Business Development Company	NASDAQ	National Association of Securities Dealers Automated Quotations
Board	Board of Directors	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
bps	Basis Points	NDFI	Nondepository Financial Institution
BTFP	Bank Term Funding Program	NM	Not Meaningful
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
CET1	Common Equity Tier 1	OCC	Office of the Comptroller of the Currency
CLTV	Combined Loan-to-Value Ratio	OREO	Other Real Estate Owned
CODM	Chief Operating Decision Maker	PAGA	Private Attorneys General Act
CRE	Commercial Real Estate	PEI	Private Equity Investment
CVA	Credit Valuation Adjustment	PPNR	Pre-provision Net Revenue
DTA	Deferred Tax Asset	REIT	Real Estate Investment Trust
DTL	Deferred Tax Liability	ROU	Right-of-Use
EaR	Earnings at Risk	RULC	Reserve for Unfunded Lending Commitments
EPS	Earnings per Share	S&P	Standard & Poor's
EVE	Economic Value of Equity	SBA	U.S. Small Business Administration
FASB	Financial Accounting Standards Board	SBIC	Small Business Investment Company
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
FICO	Fair Isaac Corporation	U.S.	United States
FRB	Federal Reserve Board	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
FTP	Funds Transfer Pricing	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
PART I.    FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD-LOOKING INFORMATION
This quarterly report contains “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current expectations and assumptions regarding future events and outcomes. However, they are inherently subject to known and unknown risks, uncertainties, and other factors that could cause actual results, achievements, industry developments, or regulatory outcomes to differ materially from those expressed or implied. Forward-looking statements may include, among others:
•Statements concerning the beliefs, plans, objectives, goals, targets, commitments, designs, guidelines, expectations, anticipations, and future financial condition, operating results, and performance of Zions Bancorporation, National Association, and its subsidiaries (collectively “Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”); and
•Statements preceded or followed by, or that include, terminology such as “may,” “might,” “can,” “continue,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “forecasts,” “expect,” “intend,” “target,” “commit,” “design,” “plan,” “projects,” “will,” or similar words and expressions, including their negative forms.
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
•Changes in general industry, political, and economic conditions, including increases in the national debt, elevated inflation, economic slowdowns or recessions, and other macroeconomic challenges; changes in interest and reference rates, which could negatively impact our revenues and expenses, the valuation and performance of our assets and liabilities, and the availability and cost of funding and liquidity;
•Political developments, including government shutdowns and other significant disruptions and changes in the funding, size, scope, and effectiveness of the government and its agencies and services;
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
•The potential for both positive and disruptive impacts of emerging technologies, including stablecoins and other digital currencies, blockchain, artificial intelligence, quantum computing, and related innovations affecting both us and the banking industry;

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Third Quarter 2025 Financial Performance

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions) [1]	Efficiency Ratio [1]
1 For information on non-GAAP financial measures, see page 41.
Executive Summary
Our financial performance in the third quarter of 2025, relative to the prior year period, reflected growth in net earnings applicable to common shareholders, diluted earnings per share (“EPS”), and adjusted pre-provision net revenue (“PPNR”). Diluted EPS increased to $1.48, compared with $1.37 in the third quarter of 2024, as higher net interest income and noninterest income were partially offset by a higher provision for credit losses and increased noninterest expense.
During the quarter, we recorded a $60 million provision for credit losses in connection with revolving lines of credit extended to two related commercial borrowers to finance the origination and purchase of commercial and residential mortgages. Of the total exposure, we charged off $50 million of the combined loan balances and established a full reserve for the remaining $10 million. These actions resulted from a review of the borrowers, guarantors, and associated collateral, which identified apparent irregularities and misrepresentations. As a result, legal action has been initiated to pursue recovery of the outstanding amounts owed from the guarantors of the credits.
•Net interest income increased $52 million, or 8%, compared with the prior year period, primarily due to lower funding costs and favorable shifts in the composition of average interest-earning assets. As a result, the net interest margin improved to 3.28%, compared with 3.03%.
◦Average interest-earning assets declined $111 million, primarily attributable to a reduction in average money market investments and average securities. These declines were partially offset by an increase in average loans and leases.
◦Average interest-bearing liabilities decreased $641 million, or 1%, mainly due to a reduction in average interest-bearing deposits, partially offset by an increase in average borrowed funds.
•The provision for credit losses was $49 million, compared with $13 million in the prior year period. The year-over-year increase was due to the previously disclosed credit losses involving two related commercial loans.
•Customer-related noninterest income increased $5 million, or 3%, primarily due to higher loan-related fees and income, largely resulting from increased mortgage loan sales activity. This growth was partially offset by an $11 million net credit valuation adjustment (“CVA”) loss, recorded in capital markets fees and income. This loss was primarily driven by an update to our valuation methodology, in addition to changes in other market factors. Excluding the impact of the net CVA loss, customer-related noninterest income increased $13 million, or 8%, benefiting primarily from improved loan syndication activity and higher customer swap fees.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•Noncustomer-related noninterest income increased $12 million, or 86%, mainly due to increased dividends and other income, which were primarily attributable to a gain on the sale of a bank-owned property and higher dividends received on Federal Home Loan Bank (“FHLB”) stock.
•Noninterest expense increased $25 million, or 5%, primarily due to higher salaries and employee benefits expense, as well as an increase in technology, telecom, and information processing expense. These increases were partially offset by a decline in deposit insurance and regulatory expense.
•Total loans and leases increased $1.4 billion, or 2%, primarily driven by growth in the consumer 1-4 family residential mortgage and commercial and industrial loan portfolios.
◦Net loan and lease charge-offs totaled $56 million, or 0.37% of average loans and leases annualized, compared with $3 million, or 0.02%, in the prior year quarter. The increase in charge-offs was mainly driven by the previously disclosed $50 million loss associated with two related commercial loans.
◦Nonperforming assets totaled $324 million, or 0.54% of total loans and leases and other real estate owned, compared with $368 million, or 0.62%. The decrease was primarily in the commercial and industrial loan portfolio. Classified loans totaled $2.4 billion, or 4.00% of total loans and leases, compared with $2.1 billion, or 3.55%, in the prior year quarter, and decreased from $2.7 billion, or 4.43%, in the prior quarter.
•Total deposits decreased $840 million, or 1%. The reduction in interest-bearing deposits was primarily due to the migration of a consumer interest-bearing product into a new noninterest-bearing offering, along with a decrease in brokered deposits. This decline was partially offset by an increase in noninterest-bearing demand deposits, mainly driven by the aforementioned product migration. Customer deposits, excluding brokered deposits, totaled $71.1 billion, compared with $70.5 billion.
•Total borrowed funds increased $1.8 billion, or 51%, compared with the prior year quarter. This growth was driven by higher levels of long-term debt and short-term advances from the FHLB, partially offset by the full repayment of borrowings under the Federal Reserve Board (“FRB”) Bank Term Funding Program (“BTFP”).
Net Interest Income and Net Interest Margin
NET INTEREST INCOME AND NET INTEREST MARGIN

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2025	2024			2025	2024

Interest and fees on loans [1]	$898	$899	$(1)	—%	$2,623	$2,641	$(18)	(1)%
Interest on money market investments	41	67	(26)	(39)	144	170	(26)	(15)
Interest on securities	125	138	(13)	(9)	376	420	(44)	(10)
Total interest income	1,064	1,104	(40)	(4)	3,143	3,231	(88)	(3)
Interest on deposits	313	403	(90)	(22)	951	1,169	(218)	(19)
Interest on short- and long-term borrowings	79	81	(2)	(2)	248	259	(11)	(4)
Total interest expense	392	484	(92)	(19)	1,199	1,428	(229)	(16)
Net interest income	$672	$620	$52	8	$1,944	$1,803	$141	8

Average interest-earning assets	$82,783	$82,894	$(111)	—%	$83,116	$82,204	$912	1%
Average interest-bearing liabilities	$55,987	$56,628	$(641)	(1)	$56,866	$55,854	$1,012	2
			bps				bps
Net interest margin [2]	3.28%	3.03%	25		3.18%	2.98%	20
1 Includes interest income recoveries of $2 million and $1 million for the three months ended, and $8 million and $5 million for the nine months ended September 30, 2025, and 2024, respectively.
2 Taxable-equivalent rates used where applicable.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Net interest income accounted for 78% of total net revenue (sum of net interest income plus noninterest income) in both the third quarters of 2025 and 2024. It increased $52 million, or 8%, for the three months ended September 30, 2025, relative to the same prior year period. This increase was primarily due to lower funding costs and a favorable shift in the composition of average interest-earning assets, reflecting growth in higher-yielding loans and a decline in lower-yielding money market investments and securities. As a result, the net interest margin improved to 3.28%, compared with 3.03%.
The following chart presents the changes in yields on average interest-earning assets:

YIELDS ON AVERAGE INTEREST-EARNING ASSETS
(Three Months Ended)
Yield/Rate %
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
5.91%
5.86%
6.15%
5.67%
5.16%
5.11%
4.67%
5.35%
4.68%
2.74%
2.73%
2.86%
3Q25
2Q25
3Q24
Loans and leases
Investment securities
Money market investments
Total interest-earning assets

The yield on average interest-earning assets, net of hedging activity, declined 19 basis points (“bps”) in the third quarter of 2025, compared with the prior year period, reflecting a lower interest rate environment. The yield on average money market investments declined 100 bps, while the net yield on average loans decreased 24 bps, and the net yield on average securities declined 13 bps during the third quarter of 2025.
The following chart presents the changes in rates paid on average interest-bearing liabilities:

RATES PAID ON AVERAGE INTEREST-BEARING LIABILITIES
(Three Months Ended)
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
Yield/Rate %
4.76%
4.70%
5.06%
2.51%
2.52%
3.19%
1.92%
1.97%
2.36%
1.67%
1.68%
2.14%
3Q25
2Q25
3Q24
Interest-bearing deposits
Borrowed funds
Total deposits & interest-bearing liabilities
Total deposits

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The total cost of deposits decreased 47 bps, and the rate paid on total deposits and interest-bearing liabilities decreased 44 bps during the third quarter of 2025, compared with the prior year period, reflecting the lower interest rate environment. The rates paid on interest-bearing deposits and total borrowed funds decreased 68 bps and 30 bps, respectively.
Average interest-earning assets decreased $111 million from the prior year quarter, as a decline in average money market investments and average securities was partially offset by an increase in average loans and leases.
Average loans and leases increased $2.1 billion, or 4%, to $60.8 billion, primarily due to growth in average consumer and commercial loans. Average securities decreased $1.2 billion, or 6%, to $18.2 billion, largely attributable to principal reductions, net of reinvestments. The paydown of lower-yielding securities continues to improve the overall yield of interest-earning assets and the net interest margin.
Average interest-bearing liabilities decreased $641 million, or 1%, from the prior year quarter. This decline was primarily driven by a reduction in average interest-bearing deposits, largely resulting from the migration of a consumer interest-bearing product into a new noninterest-bearing offering, along with a decrease in brokered deposits. The decrease was partially offset by an increase in average borrowed funds, reflecting an increase in long-term debt.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average deposits decreased $726 million, or 1%, to $74.3 billion. Average interest-bearing deposits decreased $925 million, or 2%. Average noninterest-bearing deposits increased $199 million or 1%, and represented 34% of total deposits for the quarter, compared with 33% during the same prior year period. The change in average deposits was mainly due to the same drivers noted above.
Average borrowed funds, primarily composed of secured borrowings, increased $284 million, or 4%, to $6.6 billion. This growth was driven by increases in long-term debt, partially offset by the full repayment of borrowings under the FRB BTFP and a decrease in security repurchase agreements. The increase in long-term debt reflects the issuance of $500 million in 4.70% Fixed-to-Floating Senior Notes in August 2025, and $500 million in 6.82% Fixed-to-Floating Subordinated Notes in November 2024. These issuances were partially offset by the redemption of $88 million in 6.95% Fixed-to-Floating Subordinated Notes in December 2024.
For more information on our investment securities portfolio and borrowed funds and how we manage liquidity risk, refer to the “Investment Securities Portfolio” section on page 18 and the “Liquidity Risk Management” section on page 38. For further discussion of the effects of market rates on net interest income and how we manage interest rate risk, refer to the “Interest Rate and Market Risk Management” section on page 35.
The following schedule summarizes the average balances, the amount of interest earned or paid, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS AND RATES

(Unaudited)	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(Dollar amounts in millions)	Average balance	Interest	Yield/ Rate [1]	Average balance	Interest	Yield/ Rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$1,582	$17	4.42%	$2,457	$34	5.53%
Federal funds sold and securities purchased under agreements to resell	1,940	24	4.87	2,258	33	5.82
Total money market investments	3,522	41	4.67	4,715	67	5.67
Trading securities	83	1	4.63	32	1	4.18
Investment securities:
Available-for-sale	9,078	76	3.28	9,442	84	3.53
Held-to-maturity	9,143	50	2.19	9,936	55	2.22
Total investment securities	18,221	126	2.73	19,378	139	2.86
Loans held for sale	171	3	NM	104	2	NM
Loans and leases: [2]
Commercial	31,558	474	5.97	30,671	473	6.14
Commercial real estate	13,611	227	6.64	13,523	245	7.23
Consumer	15,617	203	5.16	14,471	189	5.18
Total loans and leases	60,786	904	5.91	58,665	907	6.15
Total interest-earning assets	82,783	1,075	5.16	82,894	1,116	5.35
Cash and due from banks	702			703
Allowance for credit losses on loans and debt securities	(687)			(699)
Goodwill and intangibles	1,095			1,054
Other assets	5,262			5,218
Total assets	$89,155			$89,170
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$39,252	$216	2.18%	$39,031	$266	2.72%
Time	10,129	97	3.81	11,275	137	4.81
Total interest-bearing deposits	49,381	313	2.51	50,306	403	3.19
Borrowed funds:
Federal funds and security repurchase agreements	665	7	4.28	1,072	14	5.33
Other short-term borrowings	4,731	53	4.48	4,704	58	4.89
Long-term debt	1,210	19	6.13	546	9	5.91
Total borrowed funds	6,606	79	4.76	6,322	81	5.06
Total interest-bearing liabilities	55,987	392	2.78	56,628	484	3.40
Noninterest-bearing demand deposits	24,922			24,723
Other liabilities	1,564			1,641
Total liabilities	82,473			82,992
Shareholders’ equity:
Preferred equity	66			440
Common equity	6,616			5,738
Total shareholders’ equity	6,682			6,178
Total liabilities and shareholders’ equity	$89,155			$89,170
Spread on average interest-bearing funds			2.38%			1.95%
Net impact of noninterest-bearing sources of funds			0.90%			1.08%
Net interest margin		$683	3.28%		$632	3.03%
Memo: total cost of deposits	$74,303	313	1.67%	$75,029	403	2.14%
Memo: total deposits and interest-bearing liabilities	$80,909	392	1.92%	$81,351	484	2.36%
1 Taxable-equivalent rates used where applicable.
2 Net of unamortized purchase premiums, discounts, and deferred loan fees and costs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(Dollar amounts in millions)	Average balance	Interest	Yield/ Rate [1]	Average balance	Interest	Yield/ Rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$1,586	$53	4.51%	$1,940	$81	5.59%
Federal funds sold and securities purchased under agreements to resell	2,552	91	4.77	2,037	89	5.86
Total money market investments	4,138	144	4.67	3,977	170	5.72
Trading securities	117	4	4.68	35	1	4.42
Investment securities:
Available-for-sale	9,091	223	3.27	9,725	256	3.52
Held-to-maturity	9,348	155	2.22	10,110	169	2.24
Total investment securities	18,439	378	2.74	19,835	425	2.87
Loans held for sale	124	5	NM	68	3	NM
Loans and leases: [2]
Commercial	31,327	1,383	5.90	30,553	1,383	6.05
Commercial real estate	13,593	673	6.61	13,538	734	7.24
Consumer	15,378	591	5.14	14,198	548	5.15
Total loans and leases	60,298	2,647	5.87	58,289	2,665	6.11
Total interest-earning assets	83,116	3,178	5.11	82,204	3,264	5.30
Cash and due from banks	703			701
Allowance for credit losses on loans and debt securities	(691)			(693)
Goodwill and intangibles	1,082			1,056
Other assets	5,317			5,305
Total assets	$89,527			$88,573
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$39,256	$637	2.17%	$38,471	$785	2.73%
Time	10,601	314	3.96	10,601	384	4.83
Total interest-bearing deposits	49,857	951	2.55	49,072	1,169	3.18
Borrowed funds:
Federal funds and security repurchase agreements	1,279	41	4.34	1,328	53	5.37
Other short-term borrowings	4,685	157	4.49	4,910	181	4.94
Long-term debt	1,045	50	6.29	544	25	5.96
Total borrowed funds	7,009	248	4.73	6,782	259	5.11
Total interest-bearing liabilities	56,866	1,199	2.82	55,854	1,428	3.41
Noninterest-bearing demand deposits	24,637			25,136
Other liabilities	1,571			1,650
Total liabilities	83,074			82,640
Shareholders’ equity:
Preferred equity	66			440
Common equity	6,387			5,493
Total shareholders’ equity	6,453			5,933
Total liabilities and shareholders’ equity	$89,527			$88,573
Spread on average interest-bearing funds			2.29%			1.89%
Net impact of noninterest-bearing sources of funds			0.89%			1.09%
Net interest margin		$1,979	3.18%		$1,836	2.98%
Memo: total cost of deposits	$74,494	951	1.71%	$74,208	1,169	2.10%
Memo: total deposits and interest-bearing liabilities	$81,503	1,199	1.98%	$80,990	1,428	2.34%
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
The ACL was $725 million at September 30, 2025, compared with $736 million at September 30, 2024. The year-over-year decrease in the ACL primarily reflects lower reserves associated with commercial real estate (“CRE”) portfolio-specific risks, partially offset by more adverse economic scenarios and increased growth in loans and commitments. The ratio of ACL to total loans and leases was 1.20% at September 30, 2025, compared with 1.25% at September 30, 2024. The following schedule illustrates the primary drivers of changes in the ACL compared with the prior year period.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
The second bar in the schedule above reflects changes in economic forecasts and current economic conditions, incorporating management’s judgment regarding the weighting of these forecasts during the current quarter. These changes resulted in a $26 million increase in the ACL from the prior year quarter, primarily due to the incorporation of more adverse economic scenarios.
The third bar captures changes in credit quality factors, including risk grade migration, portfolio-specific risks, and specific reserves on loans. Collectively, these factors contributed to a $60 million decrease in the ACL, largely driven by reduced CRE portfolio-specific risks. This decrease was partially offset by a full reserve of the $10 million remaining balance established in connection with the previously disclosed credit losses involving two related commercial loans.
The fourth bar represents changes in the composition of the loan portfolio, including shifts in loan balances and mix, the aging of the portfolio, and other qualitative risk factors. These changes resulted in a $23 million increase in the ACL, primarily driven by $1.4 billion in period-end loan growth, partially offset by changes in the mix of the loan portfolio.
The provision for credit losses, which includes both the provision for loan and lease losses and the provision for unfunded lending commitments, was $49 million in the third quarter of 2025, compared with $13 million in the third quarter of 2024. The year-over-year increase was due to the previously disclosed credit losses involving two related commercial loans. The provision for securities losses was less than $1 million during both the third quarters of 2025 and 2024.
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
Noninterest income accounted for 22% of total net revenue (sum of net interest income plus noninterest income) in both the third quarters of 2025 and 2024. It increased $17 million, or 10%, for the three months ended September 30, and $43 million, or 8%, for the nine months ended September 30, 2025, relative to the same prior year period. The following schedule presents a comparison of the major components of noninterest income:
NONINTEREST INCOME

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2025	2024			2025	2024

Commercial account fees	$47	$46	$1	2%	$138	$135	$3	2%
Card fees	24	24	—	—	71	72	(1)	(1)
Retail and business banking fees	19	18	1	6	55	50	5	10
Loan-related fees and income	20	17	3	18	56	50	6	12
Capital markets fees and income [1]	24	25	(1)	(4)	79	70	9	13
Wealth management fees	14	14	—	—	43	44	(1)	(2)
Other customer-related fees	15	14	1	7	43	42	1	2
Customer-related noninterest income	163	158	5	3	485	463	22	5
Dividends and other income	15	5	10	NM	34	33	1	3
Securities gains (losses), net	11	9	2	22	31	11	20	NM
Noncustomer-related noninterest income	26	14	12	86	65	44	21	48
Total noninterest income	$189	$172	$17	10	$550	$507	$43	8
Adjusted customer-related noninterest income [2]	$174	$161	$13	8%	$496	$466	$30	6%
1 Effective the first quarter of 2025, capital markets fees and income included the net CVA, which was previously disclosed under noncustomer-related noninterest income as fair value and nonhedge derivative income. For the three and nine months ended September 30, 2025, the net CVA was a loss of $11 million. This loss was primarily driven by an update to our valuation methodology, in addition to changes in other market factors. For the three and nine months ended September 30, 2024, the net CVA was a loss of $3 million.
2 Net of CVA. For information on non-GAAP financial measures, see page 41.
Customer-related Noninterest Income
Customer-related noninterest income increased $5 million, or 3%, compared with the prior year period. This growth was primarily driven by a $3 million increase in loan-related fees and income, largely resulting from increased mortgage loan sales activity. Excluding the impact of the net CVA loss, capital markets fees and income increased $7 million, or 25%, from the prior year period, benefiting from increased loan syndication activity and higher customer swap fee revenue.
For the nine months ended September 30, 2025, customer-related noninterest income increased $22 million, or 5%, relative to the same prior year period. Excluding the net CVA loss, capital markets fees and income increased $17 million, or 23%, primarily due to higher swap fees, investment banking advisory fees, and loan syndication fees. Loan-related fees and income increased $6 million, reflecting the same drivers noted above. Retail and business banking fees increased $5 million, mainly due to higher overdraft and deposit service fees. Commercial account fees increased $3 million, largely as a result of higher account analysis fees.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Noncustomer-related Noninterest Income
Noncustomer-related noninterest income increased $12 million, or 86%, compared with the prior year period. This growth was primarily driven by a $10 million increase in dividends and other income, mainly attributable to a $6 million gain on the sale of a bank-owned property and higher dividends received on FHLB stock.
For the nine months ended September 30, 2025, noncustomer-related noninterest income increased $21 million, or 48%, relative to the same prior year period. This increase was largely attributable to valuation adjustments in our Small Business Investment Company (“SBIC”) investment portfolio. Notably, in the second quarter of 2025, we recognized an $11 million unrealized gain following the successful initial public offering (“IPO”) of one of our SBIC investments, FatPipe, Inc. This investment will continue to be marked to market until our shares, which are subject to a minimum 180-day lock-up period from the IPO, are fully divested.
Noninterest Expense
The following schedule presents a comparison of the major components of noninterest expense:
NONINTEREST EXPENSE

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2025	2024			2025	2024

Salaries and employee benefits	$337	$317	$20	6%	$1,015	$966	$49	5%
Technology, telecom, and information processing	70	66	4	6	205	194	11	6
Occupancy and equipment, net	42	40	2	5	123	119	4	3
Professional and legal services	14	14	—	—	40	47	(7)	(15)
Marketing and business development	11	12	(1)	(8)	34	35	(1)	(3)
Deposit insurance and regulatory expense	16	19	(3)	(16)	58	74	(16)	(22)
Credit-related expense	6	6	—	—	18	19	(1)	(5)
Other real estate expense, net	—	—	—	NM	—	(1)	1	NM
Other	31	28	3	11	99	84	15	18
Total noninterest expense	$527	$502	$25	5	$1,592	$1,537	$55	4
Adjusted noninterest expense (non-GAAP)	$520	$499	$21	4%	$1,574	$1,516	$58	4%
Noninterest expense increased $25 million, or 5%, relative to the prior year quarter. Salaries and employee benefits expense increased $20 million, primarily due to higher severance and base salaries, along with increased incentive compensation accruals reflecting improved profitability. Technology, telecom, and information processing expense increased $4 million, largely due to higher costs associated with application software, licensing, and maintenance.
Adjusted noninterest expense increased $21 million, or 4%. The efficiency ratio improved to 59.6%, compared with 62.5%, reflecting positive operating leverage as adjusted pre-provision net revenue increased $53 million, or 18%. For more information on non-GAAP financial measures, see page 41.
For the nine months ended September 30, 2025, noninterest expense increased $55 million, or 4%, relative to the same prior year period. Salaries and employee benefits expense increased $49 million, mainly due to the same factors previously noted. Other noninterest expense increased $15 million, driven by higher subscription costs, the impairment of certain long-lived assets, increased legal reserves, and a success fee accrual associated with the IPO of an SBIC investment. Technology, telecom, and information processing expense increased $11 million, reflecting the same drivers noted above. These increases were partially offset by a $16 million reduction in deposit insurance and regulatory expense, attributable to the Federal Deposit Insurance Corporation (“FDIC”) special assessment accrual in the same prior year period, and a $7 million decline in professional and legal services, mainly due to reduced technology-related consulting expenses.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
The following schedule presents the composition of our technology spend:
TECHNOLOGY SPEND

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2025	2024			2025	2024

Technology, telecom, and information processing expense	$70	$66	$4	6%	$205	$194	$11	6%
Less: related amortization and depreciation	(20)	(19)	(1)	5	(58)	(59)	1	(2)
Other technology-related expense	64	62	2	3	186	188	(2)	(1)
Capitalized technology investments	17	7	10	NM	46	26	20	77
Total technology spend	$131	$116	$15	13	$379	$349	$30	9
Total technology spend increased $15 million, or 13%, compared with the same prior year quarter. This increase was driven by higher capitalized technology investments associated with lending and customer-focused technology initiatives. In addition, technology, telecom, and information processing expense increased, largely reflecting the previously noted increases in application software, licensing, and maintenance costs.
Income Taxes
The following schedule summarizes the income tax expense and effective tax rates for the periods presented:
INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in millions)	2025	2024	2025	2024

Income before income taxes	$285	$277	$836	$742
Income tax expense	63	63	200	174
Effective tax rate	22.1%	22.7%	23.9%	23.5%
The effective tax rate was 22.1% and 22.7% for the three months ended September 30, 2025 and 2024, respectively. For more information about the factors that impacted the income tax rates, as well as details on deferred income tax assets and liabilities, see Note 12 of the Notes to Consolidated Financial Statements.
Preferred Stock Dividends
Preferred stock dividends totaled $1 million and $10 million for the third quarters of 2025 and 2024, respectively. The year-over-year decrease was due to the redemption of the outstanding shares of our Series G, I, and J preferred stock during the fourth quarter of 2024.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
BALANCE SHEET ANALYSIS
Interest-Earning Assets
Interest-earning assets—which include loans and leases, investment securities, and money market investments—carry associated interest rates or yields. We strive to maintain a high level of interest-earning assets relative to total assets. For more information regarding average balances, the associated revenue generated, and the corresponding yields of these assets, see the Average Balance Sheet on page 11.
Investment Securities Portfolio
We invest in securities primarily to provide balance sheet liquidity. The portfolio largely consists of securities that can be readily converted to cash or used to generate liquidity through secured borrowing agreements, without the need to sell the securities. Our investment securities portfolio also helps to balance the inherent interest rate mismatch between loans and deposits, thereby helping to preserve the economic value of shareholders’ equity. The estimated deposit duration at September 30, 2025 was assumed to be longer than the loan duration (including swaps). At September 30, 2025, the estimated duration of the investment securities portfolio, which measures price sensitivity to interest rate changes, was 3.7 years, compared with 3.4 years at December 31, 2024, primarily due to revised prepayment assumptions on certain securities.
For more information about our borrowing capacity associated with the investment securities portfolio and how we manage our liquidity risk, refer to the “Liquidity Risk Management” section on page 38. For more information on fair value measurements and the accounting for our investment securities portfolio, refer to Note 3 and Note 5 of the Notes to Consolidated Financial Statements.
The following schedule presents the major components of our investment securities portfolio:
INVESTMENT SECURITIES PORTFOLIO

	September 30, 2025			December 31, 2024
(In millions)	Par Value	Amortized cost	Fair value	Par Value	Amortized cost	Fair value
Available-for-sale
U.S. Treasury securities	$1,400	$1,401	$1,311	$780	$781	$662
U.S. Government agencies and corporations:
Agency securities	353	349	332	446	441	415
Agency guaranteed mortgage-backed securities	7,193	7,208	6,171	7,656	7,713	6,451
Small Business Administration loan-backed securities	352	374	358	427	455	434
Municipal securities	948	1,022	973	1,096	1,186	1,108
Other debt securities	25	25	25	25	25	25
Total available-for-sale	10,271	10,379	9,170	10,430	10,601	9,095
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	139	139	135	148	148	140
Agency guaranteed mortgage-backed securities	10,248	8,643	8,704	10,983	9,202	8,941
Municipal securities	277	277	267	319	319	301
Total held-to-maturity	10,664	9,059	9,106	11,450	9,669	9,382
Total investment securities	$20,935	$19,438	$18,276	$21,880	$20,270	$18,477
The amortized cost of total investment securities declined $832 million, or 4%, from December 31, 2024, primarily due to principal reductions, net of reinvestments. At both September 30, 2025 and December 31, 2024, approximately 7% of the portfolio consisted of floating-rate instruments. Additionally, at September 30, 2025, we had active pay-fixed interest rate swaps with an aggregate notional amount of $4.5 billion. These swaps are designated as fair value hedges of fixed-rate available-for-sale (“AFS”) securities and effectively convert the fixed interest income on the hedged portion of the securities to a floating rate.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At September 30, 2025, our AFS investment securities portfolio included approximately $108 million in net premium, distributed across various security categories. Taxable-equivalent premium amortization for these investment securities totaled $12 million for the third quarter of 2025, compared with $14 million in the same prior year period.
For more information regarding our investment securities portfolio, swaps, and related unrealized gains and losses, refer to the “Interest Rate Risk Management” section on page 35, the “Capital Management” section on page 39, and Note 5 of the Notes to Consolidated Financial Statements.
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
The following schedule presents our total investments and extensions of credit to municipalities:
MUNICIPAL INVESTMENTS AND EXTENSIONS OF CREDIT

(In millions)	September 30, 2025	December 31, 2024

Loans and leases	$4,341	$4,364
Unfunded lending commitments	398	524
Available-for-sale securities	973	1,108
Held-to-maturity securities	277	319
Trading securities	134	35
Total	$6,123	$6,350
Our municipal loans and securities are primarily concentrated within our geographic footprint. At September 30, 2025, approximately $2 million of municipal loans and leases were on nonaccrual, compared with $11 million at December 31, 2024. These nonaccrual loans were extended to private commercial entities utilizing a pass-through municipal structure to obtain favorable tax treatment.
Municipal securities are internally risk-graded, using methodologies aligned with those applied to loans, with grading frameworks tailored to the size and nature of the credit exposure. These internal risk grades—Pass, Special Mention, and Substandard—are consistent with published regulatory risk classifications. At September 30, 2025, all municipal securities were rated as Pass. For additional information regarding the credit quality of our municipal loans and securities, see Notes 5 and 6 of the Notes to Consolidated Financial Statements.
Loan and Lease Portfolio
We provide a wide range of lending products to commercial customers, primarily small- and medium-sized businesses, as well as other products secured by commercial real estate. Additionally, we provide various retail banking products and services to consumers and small businesses.
The following schedule presents the composition of our loan and lease portfolio:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
LOAN AND LEASE PORTFOLIO

	September 30, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$17,222	28.6%	$16,891	28.4%
Owner-occupied	9,267	15.4	9,333	15.7
Municipal	4,341	7.2	4,364	7.4
Leasing	349	0.6	377	0.6
Total commercial	31,179	51.8	30,965	52.1
Commercial real estate:
Term	11,008	18.2	10,703	18.0
Construction and land development	2,469	4.1	2,774	4.7
Total commercial real estate	13,477	22.3	13,477	22.7
Consumer:
1-4 family residential	10,423	17.2	9,939	16.7
Home equity credit line	3,848	6.4	3,641	6.1
Construction and other consumer real estate	769	1.3	810	1.4
Bankcard and other revolving plans	477	0.8	457	0.8
Other	129	0.2	121	0.2
Total consumer	15,646	25.9	14,968	25.2
Total loans and leases	$60,302	100.0%	$59,410	100.0%
During the first nine months of 2025, the loan and lease portfolio increased $892 million, or 2%, to $60.3 billion at September 30, 2025. This growth was primarily driven by increases in the consumer 1-4 family residential mortgage, commercial and industrial, and term commercial real estate loan portfolios. The ratio of loans and leases to total assets was 68% at September 30, 2025, compared with 67% at December 31, 2024. Commercial and industrial loans remained the largest loan segment, representing 29% and 28% of total loans for the same respective periods.
Other Noninterest-Bearing Investments
Other noninterest-bearing investments consist of equity investments held primarily for capital appreciation, dividends, or to meet certain regulatory requirements. The following schedule presents our related investments.
OTHER NONINTEREST-BEARING INVESTMENTS

(Dollar amounts in millions)	September 30, 2025	December 31, 2024	Amount change	Percent change

Bank-owned life insurance	$571	$562	$9	2%
Federal Home Loan Bank stock	145	124	21	17
Federal Reserve stock	54	65	(11)	(17)
Farmer Mac stock	30	28	2	7
SBIC investments	252	204	48	24
Other	46	37	9	24
Total other noninterest-bearing investments	$1,098	$1,020	$78	8
Other noninterest-bearing investments increased $78 million, or 8%, during the first nine months of 2025. This growth was primarily attributable to higher balances in our SBIC investment portfolio and increased holdings of FHLB stock.
The SBIC investment portfolio increased $48 million, largely driven by new investments and valuation adjustments on related investments. The increase in FHLB stock was due to higher FHLB borrowings. To maintain borrowing capacity, we are required to hold FHLB stock equivalent to approximately 4-5% of our outstanding FHLB borrowings.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Premises, Equipment, and Software
In July 2024, we successfully completed the final phase of a multi-year project to replace our core loan and deposit banking systems. As a result, we transitioned substantially all commercial, commercial real estate, and non-mortgage consumer loans, as well as deposit accounts, to a modern, integrated core platform. We continue to invest in additional lending, deposit, and other customer-focused technology initiatives aimed at further modernizing our systems, improving customer experiences, and enhancing operational performance.
The following schedule summarizes the capitalized costs associated with the core system replacement project, which are amortized using a useful life of ten years:
CAPITALIZED COSTS ASSOCIATED WITH THE CORE SYSTEM REPLACEMENT PROJECT

	September 30, 2025
(In millions)	Phase 1	Phase 2	Phase 3	Total

Total amount of capitalized costs, less accumulated amortization	$10	$29	$191	$230
End of scheduled amortization period	Q2 2027	Q1 2029	Q2 2033
Deposits
Deposits are our primary funding source. The following schedule presents the composition of our deposit portfolio:
DEPOSIT PORTFOLIO

	September 30, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	% of total deposits	Amount	% of total deposits
Deposits by type
Noninterest-bearing demand	$26,133	34.9%	$24,704	32.4%
Interest-bearing:
Savings and money market	38,689	51.7	40,037	52.5
Time	6,232	8.3	6,448	8.5
Brokered	3,824	5.1	5,034	6.6
Total interest-bearing	48,745	65.1	51,519	67.6
Total deposits	$74,878	100.0%	$76,223	100.0%
Deposit-related metrics
Estimated amount of insured deposits	$41,290	55%	$41,836	55%
Estimated amount of uninsured deposits	33,588	45	34,387	45
Estimated amount of collateralized deposits [1]	2,686	4	3,199	4
Loan-to-deposit ratio	81%		78%
1 Includes both insured and uninsured deposits.
Total deposits declined $1.3 billion, or 2%, from December 31, 2024. Interest-bearing deposits decreased $2.8 billion, primarily due to the migration of a consumer interest-bearing product into a new noninterest-bearing offering, as well as a reduction in brokered deposits. This decline was partially offset by a $1.4 billion increase in noninterest-bearing demand deposits, mainly driven by the aforementioned product migration. At September 30, 2025, customer deposits (excluding brokered deposits) totaled $71.1 billion, compared with $71.2 billion at December 31, 2024.
At September 30, 2025, the total estimated amount of uninsured deposits was $33.6 billion, or 45% of total deposits, compared with $34.4 billion, or 45%, at December 31, 2024. The loan-to-deposit ratio was 81%, compared with 78% for the same periods. For additional information on liquidity, including the ratio of available liquidity to uninsured deposits, see “Liquidity Risk Management” on page 38.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
U.S. Government Agency Guaranteed Loans
We participate in various guaranteed lending programs sponsored by United States (“U.S.”) government agencies, including the U.S. Small Business Administration (“SBA”), Federal Housing Authority, U.S. Department of Veterans Affairs, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At September 30, 2025, $613 million of related loans were guaranteed, primarily by the SBA.
The following schedule presents the composition of our U.S. government agency guaranteed loans:
U.S. GOVERNMENT AGENCY GUARANTEED LOANS

	September 30, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	Percent guaranteed	Amount	Percent guaranteed

Commercial	$761	77%	$687	78%
Commercial real estate	31	74	25	76
Consumer	4	100	4	100
Total loans	$796	77	$716	78

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Lending
The following schedule presents the composition of our commercial lending portfolio:
COMMERCIAL LENDING PORTFOLIO

	September 30, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	% of total commercial loans	Amount	% of total commercial loans	Amount change	Percent change
Commercial:
Commercial and industrial	$17,222	55.3%	$16,891	54.6%	$331	2.0%
Owner-occupied	9,267	29.7	9,333	30.1	(66)	(0.7)
Municipal	4,341	13.9	4,364	14.1	(23)	(0.5)
Leasing	349	1.1	377	1.2	(28)	(7.4)
Total commercial	$31,179	100.0%	$30,965	100.0%	$214	0.7
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
The following schedule presents the geographic distribution of our commercial lending portfolio, with geographies based on the location of the primary borrower:
COMMERCIAL LENDING BY GEOGRAPHY

	September 30, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Commercial:
Arizona	$2,250	7.2%	$4	$2,202	7.1%	$5
California	6,215	19.9	73	6,190	20.0	58
Colorado	1,727	5.5	5	1,892	6.1	17
Nevada	1,366	4.4	3	1,336	4.3	11
Texas	7,574	24.3	33	7,367	23.8	47
Utah/Idaho	6,503	20.9	24	6,309	20.4	6
Washington/Oregon	1,429	4.6	9	1,338	4.3	10
Other [1]	4,115	13.2	2	4,331	14.0	4
Total commercial	$31,179	100.0%	$153	$30,965	100.0%	$158
1 No other geography exceeds 2.0% and 2.6% for September 30, 2025 and December 31, 2024, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the industry distribution of our commercial lending portfolio, classified based on the North American Industry Classification System:
COMMERCIAL LENDING BY INDUSTRY

	September 30, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Real estate, rental, and leasing	$3,346	10.7%	$36	$3,083	10.0%	$7
Retail trade	2,889	9.3	2	2,873	9.3	7
Manufacturing	2,392	7.7	20	2,322	7.5	7
Finance and insurance	2,374	7.6	11	2,762	8.9	1
Healthcare and social assistance	2,334	7.5	7	2,541	8.2	34
Wholesale trade	2,159	6.9	1	1,909	6.2	2
Public administration	1,954	6.3	—	2,106	6.8	—
Hospitality and food services	1,535	4.9	3	1,352	4.4	2
Transportation and warehousing	1,508	4.8	7	1,589	5.1	7
Utilities [1]	1,491	4.8	3	1,389	4.5	2
Construction	1,446	4.6	12	1,335	4.3	26
Educational services	1,293	4.2	—	1,292	4.2	—
Other Services (except Public administration)	1,160	3.7	2	1,069	3.4	3
Mining, quarrying, and oil and gas extraction	1,093	3.5	—	1,178	3.8	—
Professional, scientific, and technical services	1,061	3.4	3	1,057	3.4	25
Other [2]	3,144	10.1	46	3,108	10.0	35
Total	$31,179	100.0%	$153	$30,965	100.0%	$158
1 Includes primarily utilities, power, and renewable energy.
2 No other industry group exceeds 3.1% and 3.4% for September 30, 2025 and December 31, 2024, respectively.
As previously noted, our commercial lending portfolio is well-diversified across both geographic regions and industry sectors. In light of increased investor interest in loans extended to nondepository financial institutions (“NDFIs”), we provide the following information regarding these exposures within our commercial lending portfolio.
Loans to Nondepository Financial Institutions (NDFIs)
NDFIs encompass a wide range of financial entities that provide services similar to those of traditional banking institutions, but do not accept public deposits and are not generally subject to oversight by federal banking regulators. We provide financing to NDFIs, including mortgage intermediaries, business development companies (“BDCs”), private equity funds, consumer credit platforms, and other financial entities.
We regularly monitor NDFI exposures through borrower-level hold limits, perform stress testing of underlying portfolios, verify compliance with applicable regulatory requirements, review portfolio quality, and assess liquidity and capital adequacy.
Our NDFI portfolio is diversified across various lending segments and asset classes, including:
•Mortgage credit intermediaries — Loans to mortgage companies engaged in residential or commercial mortgage origination and servicing; special purpose entities supporting mortgage-related securitization activities, such as real estate investment trusts (“REITs”) and collateralized debt obligations.
•Business credit intermediaries — Loans to finance companies, direct lenders, private debt funds, equipment leasing companies, BDCs, SBICs, senior loan funds, and other nonbank business lenders.
•Private equity funds — Capital call commitment and subscription-based facilities extended to private equity, venture capital, and other general partnership funds.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•Consumer credit intermediaries — Loans to nonbank consumer secured and unsecured lending platforms, as well as special purposes entities, finance companies, direct lenders, private debt funds, equipment leasing companies, or other financial intermediaries whose underlying assets primarily consist of consumer loans.
•Other — Loans to insurance companies, investment banks, broker-dealers, publicly-listed investment funds, hedge funds, family offices, and other investment firms and financial vehicles.
At September 30, 2025, total loans to NDFIs amounted to approximately $2.0 billion, representing 6.5% of total commercial loans and 3.4% of total loans. This compares with $2.4 billion, or 7.6% of total commercial loans and 4.0% of total loans, at December 31, 2024.
The following schedule presents the composition of our NDFI lending portfolio:
NDFI LENDING PORTFOLIO

	September 30, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Mortgage credit intermediaries	$389	19.1%	$10	$559	23.8%	$—
Business credit intermediaries	556	27.3	—	489	20.8	1
Private equity funds	133	6.5	—	189	8.0	—
Consumer credit intermediaries	345	17.0	—	349	14.8	—
Other financial institutions	614	30.1	—	767	32.6	—
Total NDFI portfolio	$2,037	100.0%	$10	$2,353	100.0%	$1
The following schedule presents NDFI loan credit quality metrics:
NDFI LOAN CREDIT QUALITY

(Dollar amounts in millions)	September 30, 2025	December 31, 2024
Credit quality metrics
Criticized loan ratio	1.0%	5.5%
Classified loan ratio	1.0%	5.5%
Nonaccrual loan ratio	0.5%	—%
Delinquency ratio	—%	—%
Annualized ratio of NDFI net charge-offs [1] (recoveries) to average loans	9.1%	—%
Ratio of allowance for credit losses to NDFI loans, at period end	1.23%	0.64%
1 Total NDFI net charge-offs for the third quarter of 2025 included only the previously discussed $50 million charge-off associated with the revolving lines of credit extended to two related commercial borrowers to finance the origination and purchase of commercial and residential mortgages.
Commercial Real Estate Lending
The following schedule presents the composition of our commercial real estate lending portfolio:
COMMERCIAL REAL ESTATE LENDING PORTFOLIO

	September 30, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	% of total CRE loans	Amount	% of total CRE loans	Amount change	Percent change
Commercial real estate:
Term	$11,008	81.7%	$10,703	79.4%	$305	2.8%
Construction and land development	2,469	18.3	2,774	20.6	(305)	(11.0)
Total commercial real estate	$13,477	100.0%	$13,477	100.0%	$—	—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
As part of our disciplined underwriting and collateral evaluation practices, real estate appraisals are typically obtained when extending credit secured by commercial real estate. In some instances, automated valuation services or internal evaluations may be used. Appraisals are ordered and reviewed prior to loan closing, and new appraisals or evaluations are generally initiated when market conditions suggest a potential decline in collateral value, or when a loan is modified, renewed, or demonstrates signs of credit deterioration. CRE LTV ratios are calculated by dividing the outstanding loan balance by the estimated collateral value based on the most recent appraisal. At September 30, 2025, the weighted average LTV ratio for our term CRE portfolio was less than 60%.
For a more comprehensive discussion of CRE loans and our underwriting, see “Commercial Real Estate Loans” in our 2024 Form 10-K.
The following schedule presents the geographic distribution of our commercial real estate lending portfolio, based on the location of the primary collateral.
COMMERCIAL REAL ESTATE LENDING BY GEOGRAPHY

	September 30, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans
Commercial real estate:
Arizona	$1,652	12.3%	$—	$1,801	13.4%	$—
California	3,615	26.8	45	3,569	26.5	50
Colorado	728	5.4	16	666	4.9	—
Nevada	1,059	7.9	—	1,104	8.2	—
Texas	2,619	19.4	9	2,596	19.2	8
Utah/Idaho	2,342	17.4	—	2,170	16.1	—
Washington/Oregon	1,117	8.3	—	1,090	8.1	—
Other	345	2.5	—	481	3.6	1
Total commercial real estate	$13,477	100.0%	$70	$13,477	100.0%	$59
The following schedule presents our commercial real estate lending portfolio by the type of collateral:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
COMMERCIAL REAL ESTATE LENDING BY COLLATERAL TYPE

	September 30, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans
Commercial property
Multifamily	$3,889	28.9%	$—	$4,007	29.7%	$1
Industrial	3,034	22.5	—	2,954	21.9	—
Office	1,708	12.7	61	1,812	13.5	50
Retail	1,603	11.9	—	1,533	11.4	—
Hospitality	660	4.9	9	625	4.6	8
Land	253	1.9	—	261	1.9	—
Other [1]	1,547	11.5	—	1,644	12.2	—
Residential property [2]
Single family	394	2.9	—	330	2.5	—
Land	100	0.7	—	110	0.8	—
Condo/Townhome	22	0.2	—	17	0.1	—
Other [1]	267	1.9	—	184	1.4	—
Total	$13,477	100.0%	$70	$13,477	100.0%	$59
1 Included in the total amount of the “Other” commercial and residential categories was approximately $378 million and $342 million of unsecured loans at September 30, 2025 and December 31, 2024, respectively.
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
Multifamily CRE
At September 30, 2025 and December 31, 2024, our multifamily CRE loan portfolio totaled $3.9 billion and $4.0 billion, representing 29% and 30% of the total CRE loan portfolio, respectively. Approximately 38% of our multifamily CRE loan portfolio is scheduled to mature within the next 12 months. We believe that substantially all of these borrowers will be able to refinance at maturity through the Bank or other lenders, due to the cash flows from the properties, acceptable LTVs, equity levels, and guarantor support.
The following schedule presents the composition of our multifamily CRE loan portfolio and other related credit quality metrics:
MULTIFAMILY CRE LOAN PORTFOLIO

(Dollar amounts in millions)	September 30, 2025	December 31, 2024
Multifamily CRE
Term	$2,932	$2,918
Construction and land development	957	1,089
Total multifamily CRE	$3,889	$4,007
Credit quality metrics
Criticized loan ratio	16.7%	21.5%
Classified loan ratio	13.0%	18.8%
Nonaccrual loan ratio	—%	—%
Delinquency ratio	—%	—%
Annualized ratio of multifamily CRE net charge-offs (recoveries) to average loans	—%	—%
Ratio of allowance for credit losses to multifamily CRE loans, at period end	2.06%	2.55%
Weighted average LTV for multifamily term CRE loans	54%	57%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedules present our multifamily CRE loan portfolio, categorized by collateral location for the periods presented:
MULTIFAMILY CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

	September 30, 2025
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Multifamily CRE
Arizona	$225	$111	$336	8.6%	$—
California	802	176	978	25.2	—
Colorado	93	132	225	5.8	—
Nevada	198	36	234	6.0	—
Texas	903	210	1,113	28.6	—
Utah/Idaho	410	202	612	15.7	—
Washington/Oregon	240	90	330	8.5	—
Other [1]	61	—	61	1.6	—
Total multifamily CRE	$2,932	$957	$3,889	100.0%	$—

	December 31, 2024
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Multifamily CRE
Arizona	$364	$142	$506	12.6%	$—
California	850	172	1,022	25.5	1
Colorado	91	101	192	4.8	—
Nevada	188	99	287	7.2	—
Texas	808	310	1,118	27.9	—
Utah/Idaho	320	134	454	11.3	—
Washington/Oregon	234	130	364	9.1	—
Other [1]	63	1	64	1.6	—
Total multifamily CRE	$2,918	$1,089	$4,007	100.0%	$1
1 Other included $55 million of multifamily loans with collateral located in New Mexico at both September 30, 2025 and December 31, 2024.
Industrial CRE
At both September 30, 2025 and December 31, 2024, our industrial CRE loan portfolio totaled $3.0 billion, representing 23% and 22% of the total CRE loan portfolio, respectively. Approximately 35% of the industrial CRE loan portfolio is scheduled to mature within the next 12 months. We believe that substantially all of these borrowers will be able to refinance at maturity through the Bank or other lenders, due to the cash flows from the properties, acceptable LTVs, equity levels, and guarantor support.
The following schedule presents the composition of our industrial CRE loan portfolio and other related credit quality metrics:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
INDUSTRIAL CRE LOAN PORTFOLIO

(Dollar amounts in millions)	September 30, 2025	December 31, 2024
Industrial CRE
Term	$2,667	$2,462
Construction and land development	367	492
Total industrial CRE	$3,034	$2,954
Credit quality metrics
Criticized loan ratio	13.7%	14.6%
Classified loan ratio	13.2%	12.8%
Nonaccrual loan ratio	—%	—%
Delinquency ratio	0.6%	—%
Annualized ratio of industrial CRE net charge-offs (recoveries) to average loans	—%	—%
Ratio of allowance for credit losses to industrial CRE loans, at period end	1.35%	2.30%
Weighted average LTV for industrial term CRE loans	52%	53%
The following schedules present our industrial CRE loan portfolio, categorized by collateral location for the periods presented:
INDUSTRIAL CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

	September 30, 2025
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Industrial CRE
Arizona	$418	$20	$438	14.4%	$—
California	860	67	927	30.6	—
Colorado	78	10	88	2.9	—
Nevada	233	57	290	9.6	—
Texas	447	43	490	16.2	—
Utah/Idaho	358	120	478	15.7	—
Washington/Oregon	221	50	271	8.9	—
Other [1]	52	—	52	1.7	—
Total industrial CRE	$2,667	$367	$3,034	100.0%	$—

	December 31, 2024
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Industrial CRE
Arizona	$374	$33	$407	13.8%	$—
California	730	189	919	31.1	—
Colorado	58	1	59	2.0	—
Nevada	241	108	349	11.8	—
Texas	453	42	495	16.8	—
Utah/Idaho	350	83	433	14.7	—
Washington/Oregon	201	36	237	8.0	—
Other [1]	55	—	55	1.8	—
Total industrial CRE	$2,462	$492	$2,954	100.0%	$—
1 Other included $31 million of industrial loans with collateral located in Virginia at both September 30, 2025 and December 31, 2024.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Office CRE
At September 30, 2025 and December 31, 2024, our office CRE loan portfolio totaled $1.7 billion and $1.8 billion, respectively, representing 13% of the total CRE loan portfolio for both periods. Approximately 28% of the office CRE loan portfolio is scheduled to mature in the next 12 months. We believe that substantially all of these borrowers will be able to refinance at maturity through the Bank or other lenders, due to the cash flows from the properties, acceptable LTVs, equity levels, and guarantor support.
The following schedule presents the composition of our office CRE loan portfolio and other related credit quality metrics:
OFFICE CRE LOAN PORTFOLIO

(Dollar amounts in millions)	September 30, 2025	December 31, 2024
Office CRE
Term	$1,689	$1,697
Construction and land development	19	115
Total office CRE	$1,708	$1,812
Credit quality metrics
Criticized loan ratio	13.6%	14.5%
Classified loan ratio	13.5%	12.8%
Nonaccrual loan ratio	3.6%	2.8%
Delinquency ratio	2.3%	1.4%
Annualized ratio of office CRE net charge-offs (recoveries) to average loans	0.6%	0.3%
Ratio of allowance for credit losses to office CRE loans, at period end	3.22%	3.92%
Weighted average LTV for office term CRE loans	58%	56%
The following schedules present our office CRE loan portfolio, categorized by collateral location for the periods presented:
OFFICE CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

	September 30, 2025
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Office CRE
Arizona	$263	$—	$263	15.4%	$—
California	297	5	302	17.7	45
Colorado	57	—	57	3.3	16
Nevada	87	—	87	5.1	—
Texas	173	—	173	10.1	—
Utah/Idaho	477	14	491	28.8	—
Washington/Oregon	325	—	325	19.0	—
Other	10	—	10	0.6	—
Total office CRE	$1,689	$19	$1,708	100.0%	$61

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Office CRE
Arizona	$255	$—	$255	14.1%	$—
California	328	38	366	20.2	49
Colorado	58	—	58	3.2	—
Nevada	77	11	88	4.9	—
Texas	186	7	193	10.6	1
Utah/Idaho	482	34	516	28.5	—
Washington/Oregon	283	25	308	17.0	—
Other	28	—	28	1.5	—
Total office CRE	$1,697	$115	$1,812	100.0%	$50
Consumer Lending
The following schedule presents the composition of our consumer lending portfolio:
CONSUMER LENDING PORTFOLIO

	September 30, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	% of total consumer loans	Amount	% of total consumer loans	Amount change	Percent change
Consumer:
1-4 family residential	$10,423	66.6%	$9,939	66.4%	$484	4.9%
Home equity credit line	3,848	24.6	3,641	24.3	207	5.7
Construction and other consumer real estate	769	4.9	810	5.4	(41)	(5.1)
Bankcard and other revolving plans	477	3.0	457	3.1	20	4.4
Other	129	0.9	121	0.8	8	6.6
Total consumer	$15,646	100.0%	$14,968	100.0%	$678	4.5
1-4 Family Residential Mortgages
We originate first-lien residential home mortgage loans considered to be of prime quality. At September 30, 2025, our 1-4 family residential mortgage loan portfolio totaled $10.4 billion, representing 67% of our total consumer loan portfolio, compared with $9.9 billion, or 66%, at December 31, 2024. The increase was partly due to the acquisition of consumer loans associated with the purchase of four FirstBank Coachella Valley, California branches in late March 2025.
At September 30, 2025 and December 31, 2024, approximately 89% and 90%, respectively, of our 1-4 family residential mortgage loan portfolio consisted of variable-rate loans. We generally retain variable-rate loans in our loan portfolio and sell conforming fixed-rate loans to third parties, including the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. In connection with these sales, we provide customary representations and warranties affirming that the loans satisfy specified underwriting standards and collateral documentation requirements.
Home Equity Credit Lines
We also originate home equity credit lines (“HECLs”). At September 30, 2025 and December 31, 2024, our HECL portfolio totaled $3.8 billion and $3.6 billion, respectively. Approximately 34% and 37% of our HECLs were secured by first liens for the same respective time periods.
At September 30, 2025, loans representing less than 1% of the outstanding balance in the HECL portfolio were estimated to have combined loan-to-value (“CLTV”) ratios above 100%. An estimated CLTV ratio is the ratio of our loan plus any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally include a maximum 80% CLTV with a Fair Isaac Corporation (“FICO”) credit score greater than 700.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At September 30, 2025, approximately 93% of our HECL portfolio was still in the draw period, and about 22% of those loans were scheduled to begin amortizing within the next five years. We believe the risk of loss and borrower default in the event of a loan becoming fully amortizing and the effect of significant interest rate changes is low, given the rate shock analysis performed at origination. The ratio of HECL net charge-offs (recoveries) for the trailing twelve months to average balances at September 30, 2025 and December 31, 2024, was 0.01% and 0.00%, respectively. For additional information on the credit quality of our HECL portfolio, see Note 6 of the Notes to Consolidated Financial Statements.
The following schedule presents the geographic distribution of our consumer lending portfolio, based on the location of the primary borrower.
CONSUMER LENDING BY GEOGRAPHY

	September 30, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans
Consumer
Arizona	$1,433	9.2%	$7	$1,365	9.1%	$5
California	3,563	22.8	15	3,159	21.1	14
Colorado	1,393	8.9	12	1,353	9.1	7
Nevada	1,349	8.6	12	1,328	8.9	10
Texas	3,655	23.4	25	3,657	24.4	25
Utah/Idaho	3,521	22.5	17	3,430	22.9	14
Washington/Oregon	297	1.9	4	237	1.6	—
Other	435	2.7	3	439	2.9	5
Total consumer	$15,646	100.0%	$95	$14,968	100.0%	$80
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
Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned (“OREO”), or foreclosed properties. The following schedule presents the composition of our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	September 30, 2025	December 31, 2024

Nonaccrual loans [1]	$319	$297
Other real estate owned [2]	5	1
Total nonperforming assets	$324	$298
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned [2]	0.54%	0.50%
Accruing loans past due 90 days or more	$5	$18
Ratio of accruing loans past due 90 days or more to loans and leases [1]	0.01%	0.03%
Nonaccrual loans[1] and accruing loans past due 90 days or more	$324	$315
Ratio of nonperforming assets[1] and accruing loans past due 90 days or more to loans and leases[1] and other real estate owned [2]	0.54%	0.53%
Accruing loans past due 30-89 days	$69	$57
Ratio of nonaccrual loans[1] current as to principal and interest payments	54.2%	61.7%
1 Includes loans held for sale.
2 Does not include banking premises held for sale.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Nonperforming assets totaled $324 million, or 0.54% of total loans and leases and other real estate owned at September 30, 2025, compared with $298 million, or 0.50%, at December 31, 2024. For more information about nonaccrual loans, see Note 6 of the Notes to Consolidated Financial Statements.
Classified Loans
Classified loans are considered loans with well-defined weaknesses and are assigned using our internal risk grade definitions of substandard and doubtful, which are consistent with regulatory risk classifications. The following schedule presents our classified loans by loan segment:
CLASSIFIED LOANS

(Dollar amounts in millions)	September 30, 2025	December 31, 2024

Commercial	$971	$1,130
Commercial real estate	1,337	1,651
Consumer	107	89
Total classified loans	$2,415	$2,870
Ratio of classified loans to total loans and leases	4.00%	4.83%
Classified loans totaled $2.4 billion and decreased $455 million when compared with December 31, 2024. Approximately 55% of our classified loans are in the CRE loan portfolio. The loss content of our CRE loan portfolio continues to be mitigated by strong underwriting, supported by significant borrower equity and guarantor support, resulting in relatively stable CRE nonperforming assets and low net loan charge-offs.
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
During the first nine months of 2025, the qualitative portion of the ACL decreased primarily due to a reduction in CRE portfolio-specific risks. This led us to assign lesser weight to stressed economic assumptions for the CRE portfolio.
For additional information on the ACL and credit trends experienced in each portfolio segment, see “The Allowance and Provision for Credit Losses” section on page 13 and Note 6 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the components of the ACL and credit-related balances and metrics:
ACL AND CREDIT-RELATED BALANCES AND METRICS

(Dollar amounts in millions)	Nine Months Ended September 30, 2025	Twelve Months Ended December 31, 2024	Nine Months Ended September 30, 2024

Loans and leases outstanding	$60,302	$59,410	$58,884
Average loans and leases outstanding:
Commercial	31,327	30,671	30,553
Commercial real estate	13,593	13,532	13,538
Consumer	15,378	14,344	14,198
Total average loans and leases outstanding	$60,298	$58,547	$58,289
Allowance for loan and lease losses:
Balance at beginning of period	$696	$684	$684
Provision for loan losses	65	72	34
Charge-offs:
Commercial	92	68	30
Commercial real estate	4	11	11
Consumer	11	12	9
Total	107	91	50
Recoveries:
Commercial	21	23	19
Commercial real estate	1	3	3
Consumer	3	5	4
Total	25	31	26
Net loan and lease charge-offs	82	60	24
Balance at end of period	$679	$696	$694
Reserve for unfunded lending commitments:
Balance at beginning of period	$45	$45	$45
Provision for unfunded lending commitments	1	—	(3)
Balance at end of period	$46	$45	$42
Total allowance for credit losses:
Allowance for loan and lease losses	$679	$696	$694
Reserve for unfunded lending commitments	46	45	42
Total allowance for credit losses	$725	$741	$736

Ratio of allowance for credit losses to net loans and leases, at period end	1.20%	1.25%	1.25%
Ratio of allowance for credit losses to nonaccrual loans, at period end	227%	249%	203%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	224%	235%	199%
Ratio of total net charge-offs to average loans and leases [1]	0.18%	0.10%	0.05%
Ratio of commercial net charge-offs to average commercial loans [1]	0.30%	0.15%	0.05%
Ratio of commercial real estate net charge-offs to average commercial real estate loans [1]	0.03%	0.06%	0.08%
Ratio of consumer net charge-offs to average consumer loans [1]	0.07%	0.05%	0.05%
1 Ratios are annualized for the periods presented, except for the period representing the full twelve months.

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
The following schedule presents deposit duration assumptions discussed previously:
DEPOSIT ASSUMPTIONS

	September 30, 2025			December 31, 2024
Product	Effective duration (-200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (-200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	4.5%	3.8%	3.3%	4.2%	3.5%	2.9%
Money market	2.1%	1.6%	1.4%	1.9%	1.6%	1.4%
Savings and interest-bearing checking	2.2%	1.8%	1.7%	2.1%	1.8%	1.6%
As previously discussed, we utilize derivative instruments to manage interest rate risk. The following schedule presents derivatives designated in qualifying hedging relationships at September 30, 2025. It includes the average outstanding derivative notional amounts for each reporting period presented and the weighted-average fixed rates paid or received across cash flow and fair value hedge categories. For more information regarding our hedge accounting strategies and the impact of these hedging relationships on interest income and expense, see Note 7 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
DERIVATIVES DESIGNATED IN QUALIFYING HEDGING RELATIONSHIPS

	2025	2026				2027			4Q27 - 3Q28	4Q28 - 3Q29
(Dollar amounts in millions)	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Cash flow hedges
Cash flow hedges of assets [1]
Average outstanding notional	$1,199	$1,034	$1,000	$1,000	$1,000	$934	$778	$598	$342	$145
Weighted-average fixed-rate received	3.04%	3.10%	3.15%	3.15%	3.15%	3.25%	3.28%	3.21%	3.83%	3.82%

	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034
Fair value hedges
Fair value hedges of debt [2]
Average outstanding notional	$1,000	$1,000	$814	$500	$500	$500	$500	$500	$500	$441
Weighted-average fixed-rate received	2.30%	2.30%	2.72%	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%
Fair value hedges of assets [3]
Average outstanding notional	$5,478	$5,471	$5,455	$4,625	$3,393	$2,224	$1,796	$1,644	$1,517	$1,338
Weighted-average fixed-rate paid	3.76%	3.76%	3.61%	3.26%	3.10%	2.90%	2.76%	2.70%	2.65%	2.75%
1 Cash flow hedges of assets consist of receive-fixed swaps hedging pools of floating-rate loans.
2 Fair value debt hedges consist of receive-fixed swaps that hedge fixed-rate subordinated and senior debts.
3 Fair value asset hedges consist of pay-fixed swaps that hedge fixed-rate AFS securities and fixed-rate commercial loans.
At September 30, 2025, we had $48 million of net losses deferred in accumulated other comprehensive income (“AOCI”) related to terminated cash flow hedges. These deferred amounts are amortized into interest income on a straight-line basis over the original maturity periods of the respective hedges, provided the forecasted transactions are expected to occur. For more information regarding amounts deferred in AOCI from terminated cash flow hedges, see “Interest Rate and Market Risk Management” in our 2024 Form 10-K.
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
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME AND CHANGE IN ECONOMIC VALUE OF EQUITY

	September 30, 2025					December 31, 2024
	Parallel shift in rates (in bps)					Parallel shift in rates (in bps)
Repricing scenario	-200	-100	0	+100	+200	-200	-100	0	+100	+200

Earnings at Risk (EaR)	(9.7)%	(4.9)%	—%	4.9%	9.7%	(8.9)%	(4.5)%	—%	4.4%	8.7%
Economic Value of Equity (EVE)	(1.2)%	(0.2)%	—%	(0.8)%	(2.1)%	0.1%	0.6%	—%	(1.7)%	(3.6)%
Asset sensitivity, as measured by EaR, increased during the first nine months of 2025, primarily due to shifts in the composition of deposit balances. Under current deposit assumptions, interest rate risk remains within established policy limits. For interest-bearing deposits with indeterminable maturities, the weighted average modeled beta was 50%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Prepayment assumptions play a critical role in the management of interest rate risk. Certain assets within our portfolio, such as 1-4 family residential mortgages and mortgage-backed securities, are subject to borrower-driven prepayments, which can significantly affect projected cash flows. At September 30, 2025 and December 31, 2024, estimated lifetime prepayment speeds for loans were 15.2% and 13.7%, respectively, reflecting a decline in mortgage rates. For mortgage-backed securities, estimated prepayment speeds were 7.1% and 7.0% for the same respective periods.
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
Latent interest rate sensitivity captures anticipated changes in net interest income driven by prior interest rate movements that have not yet been fully reflected in current revenue but are expected to materialize in the near term assuming no changes in interest rates and a static balance sheet. Latent sensitivity is projected to increase net interest income by approximately 8.0% in the third quarter of 2026, compared with the third quarter of 2025.
Emergent interest rate sensitivity reflects the projected incremental changes in net interest income resulting from future interest rate movements, measured relative to the latent level of net interest income. Assuming interest rates follow the forward curve as of September 30, 2025, emergent sensitivity is modeled to reduce net interest income by approximately 6.6% from the latent level, yielding a cumulative increase of 1.4% in net interest income in the third quarter of 2026, relative to the third quarter of 2025. Under a parallel interest rate shock of +/- 100 bps to the implied forward rate path, cumulative net interest income sensitivity is projected to range between -1.9% and 4.7%.
Our strategic focus on business banking plays a significant role in our asset-liability management approach. At September 30, 2025, $28.8 billion of commercial and CRE loans were scheduled to reprice within the next six months. To manage the interest rate exposure associated with these variable-rate loans, we had $1.3 billion in notional of receive-fixed swaps designated as cash flow hedges. Additionally, at September 30, 2025, $4.4 billion in variable-rate consumer loans were also scheduled to reprice within the same period. The impact of interest rate floors on asset sensitivity for both commercial and consumer loan portfolios is currently insignificant in the higher interest rate environment. For additional information regarding derivative instruments, see Notes 3 and 7 of the Notes to Consolidated Financial Statements.
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
Changes in the fair value of AFS securities and interest rate swaps that qualify as cash flow hedges are recognized in AOCI each reporting period. For additional information on investment securities and AOCI, refer to the “Capital Management” section on page 39. For more information on the accounting treatment of investment securities, see Note 5 of the Notes to Consolidated Financial Statements.

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
We hold investments primarily in pre-public companies, largely through a variety of SBIC funds. This investment strategy is designed to support the financing, growth, and expansion of diverse businesses, generally within our geographic footprint. At September 30, 2025 and December 31, 2024, our equity exposure to these investments totaled approximately $252 million and $204 million, respectively.
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
For the first nine months of 2025, the primary sources of cash included a decrease in investment securities, a decrease in money market investments, and net cash provided by operating activities. The primary uses of cash during the same period included a decrease in deposits, an increase in loans and leases, and dividends paid on common and preferred stock. Cash payments for interest, reflected in operating expenses, totaled $1.2 billion and $1.4 billion for the first nine months of 2025 and 2024, respectively.
The FHLB and FRB continue to serve as key sources of contingent liquidity and funding. As a member of the FHLB of Des Moines, we have the ability to borrow against eligible loans and securities to meet liquidity and funding requirements. To maintain our borrowing capacity, we are required to maintain investments in both FHLB and FRB stock. At September 30, 2025, our total investment in FHLB and FRB stock was $145 million and $54 million, respectively, compared with $124 million and $65 million at December 31, 2024.
At September 30, 2025, loans with a carrying value of $25.0 billion and $17.6 billion were pledged at the FHLB and FRB, respectively, as collateral for current and potential borrowings, compared with $23.4 billion and $17.0 billion at December 31, 2024.
At September 30, 2025 and December 31, 2024, investment securities with carrying values of $17.4 billion and $17.9 billion, respectively, were pledged as collateral to support potential borrowings. These pledged securities included $8.5 billion and $8.7 billion, respectively, designated for available use through the Fixed Income Clearing Corporation's General Collateral Finance (“GCF”) program and other repo programs; $4.5 billion and $4.7 billion pledged to the FRB and FHLB; and $4.4 billion and $4.5 billion pledged to secure public and trust deposits, advances, and other collateralized obligations.
A significant portion of these pledged assets are unencumbered, but are pledged to provide immediate access to contingency sources of funds. The following schedule presents our total available liquidity, including unused collateralized borrowing capacity:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
AVAILABLE LIQUIDITY

	September 30, 2025				December 31, 2024
(Dollar amounts in billions)	FHLB	FRB [1]	GCF [2]	Total	FHLB	FRB [1]	GCF [2]	Total

Total borrowing capacity	$15.5	$18.1	$8.6	$42.2	$14.6	$17.7	$8.6	$40.9
Borrowings outstanding	3.0	—	—	3.0	2.6	—	0.3	2.9
Remaining capacity, at period end	$12.5	$18.1	$8.6	$39.2	$12.0	$17.7	$8.3	$38.0

Cash and due from banks				$0.8				$0.7
Interest-bearing deposits [3]				2.4				2.9
Total available liquidity				$42.4				$41.6
Ratio of available liquidity to uninsured deposits				126%				121%
1 Represents borrowing capacity and borrowings outstanding at the Federal Reserve Bank discount window.
2 Includes $852 million and $915 million pledged for available use through other repo programs for the periods presented.
3 Represents funds deposited by the Bank primarily at the Federal Reserve Bank.
At September 30, 2025, our total available liquidity was $42.4 billion, compared with $41.6 billion at December 31, 2024. At September 30, 2025, our sources of liquidity exceeded the estimated amount of uninsured deposits of $33.6 billion without the need to sell any investment securities.
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
as of October 31, 2025:
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
SHAREHOLDERS' EQUITY

(Dollar amounts in millions)	September 30, 2025	December 31, 2024	Amount change	Percent change
Shareholders’ equity:
Preferred stock	$66	$66	$—	—%
Common stock and additional paid-in capital	1,721	1,737	(16)	(1)
Retained earnings	7,134	6,701	433	6
Accumulated other comprehensive loss	(2,056)	(2,380)	324	14
Total shareholders' equity	$6,865	$6,124	$741	12
Total shareholders’ equity increased $741 million, or 12%, to $6.9 billion at September 30, 2025, compared with $6.1 billion at December 31, 2024. Common stock and additional paid-in capital decreased $16 million, primarily due to common stock repurchases. During the first quarter of 2025, we repurchased 0.8 million common shares outstanding for $41 million, which includes common shares acquired through our publicly announced plans and those acquired in connection with our stock compensation plan.
At September 30, 2025, the AOCI balance reflected a net loss of $2.1 billion, primarily attributable to a decline in the fair value of fixed-rate AFS securities driven by changes in interest rates. This amount includes $1.7 billion ($1.2 billion after tax) of unrealized losses associated with securities previously transferred from AFS to held-to-maturity (“HTM”). Compared with December 31, 2024, AOCI improved $324 million, primarily due to $142 million related to paydowns on AFS securities, and $137 million in unrealized loss amortization associated with the securities transferred from AFS to HTM. Additionally, AOCI was impacted by a $45 million decrease in unrealized losses and other adjustments associated with derivative instruments used for risk management purposes. The improvement in AOCI had a positive impact on our tangible book value per common share. We use pay-fixed, receive-floating interest rate swaps designated as hedges of our AFS securities to reduce the volatility of our AOCI balance. For more information about these swaps, see Note 7 of the Notes to Consolidated Financial Statements.
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
CAPITAL DISTRIBUTIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except share amounts)	2025	2024	2025	2024
Capital distributions:
Preferred dividends paid	$1	$10	$3	$31
Total capital distributed to preferred shareholders	1	10	3	31
Common dividends paid	67	61	196	184
Bank common stock repurchased [1]	—	—	41	35
Total capital distributed to common shareholders	67	61	237	219
Total capital distributed to preferred and common shareholders	$68	$71	$240	$250
Weighted average diluted common shares outstanding (in thousands)	147,125	147,150	147,175	147,202
Common shares outstanding, at period end (in thousands)	147,640	147,699	147,640	147,699
1 Includes amounts related to common shares acquired through our publicly announced plans and those acquired in connection with our stock compensation plan. These shares were acquired from employees to cover their payroll taxes and stock option exercise costs upon the exercise of stock options.
Pursuant to the OCC’s “Earnings Limitation Rule,” dividend payments are limited to the sum of net income for the current fiscal year and retained earnings for the two preceding years, unless prior approval is obtained from the

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
OCC to exceed this threshold. As of October 1, 2025, we had $1.3 billion in retained net profits available for distribution.
During the third quarter of 2025, we paid $1 million in dividends on preferred stock, compared with $10 million during the same prior year period. The decrease was due to the full redemption of the outstanding shares of our Series G, I, and J preferred stock in the fourth quarter of 2024.
During the third quarter of 2025, we paid $67 million in dividends on common stock, or $0.45 per share, compared with $61 million, or $0.41 per share, during the third quarter of 2024. In October 2025, the Board declared a quarterly dividend of $0.45 per common share, payable on November 20, 2025 to shareholders of record at the close of business on November 13, 2025. For additional information about our capital management actions, see Note 9 of the Notes to Consolidated Financial Statements.
Basel III
We are subject to Basel III capital requirements, which include certain minimum regulatory capital ratios. At September 30, 2025, we exceeded all capital adequacy requirements under the Basel III capital rules. Based on our internal stress testing and other assessments of capital adequacy, we believe our capital levels sufficiently exceed both internal and regulatory requirements for well-capitalized banks. For more information about our compliance with the Basel III capital requirements, see “Supervision and Regulation” and Note 15 of our 2024 Form 10-K.
The following schedule presents our capital amounts, capital ratios, and other selected performance ratios:
CAPITAL AMOUNTS AND RATIOS

(Dollar amounts in millions)	September 30, 2025	December 31, 2024	September 30, 2024
Basel III risk-based capital amounts:
Common equity tier 1 capital	$7,734	$7,363	$7,206
Tier 1 risk-based	7,800	7,430	7,646
Total risk-based	9,404	9,026	8,890
Risk-weighted assets	68,648	67,685	67,305
Basel III risk-based capital ratios:
Common equity tier 1 capital ratio	11.3%	10.9%	10.7%
Tier 1 risk-based ratio	11.4%	11.0%	11.4%
Total risk-based ratio	13.7%	13.3%	13.2%
Tier 1 leverage ratio	8.8%	8.3%	8.6%
Other ratios:
Average equity to average assets (three months ended)	7.5%	7.2%	6.9%
Return on average common equity (three months ended)	13.3%	13.2%	14.1%
Return on average tangible common equity (three months ended) [1]	16.0%	16.0%	17.4%
Tangible equity ratio [1]	6.6%	5.8%	6.2%
Tangible common equity ratio [1]	6.5%	5.7%	5.7%
1 See “Non-GAAP Financial Measures” on page 41 for more information regarding these ratios.
At September 30, 2025, our common equity tier 1 (“CET1”) capital totaled $7.7 billion, an increase of 7%, compared with $7.2 billion in the prior year period. The CET1 capital ratio improved to 11.3%, compared with 10.7%. Tangible book value per common share increased $5.52, or 17%, to $38.64, mainly due to an increase in retained earnings and reduced unrealized losses in AOCI. See the section below for more information regarding non-GAAP financial measures.
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
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		September 30, 2025	June 30, 2025	September 30, 2024

Net earnings applicable to common shareholders (GAAP)		$221	$243	$204
Adjustment, net of tax:
Amortization of core deposit and other intangibles		2	2	1
Net earnings applicable to common shareholders, net of tax	(a)	$223	$245	$205
Average common equity (GAAP)		$6,616	$6,357	$5,738
Average goodwill and intangibles		(1,095)	(1,097)	(1,054)
Average tangible common equity (non-GAAP)	(b)	$5,521	$5,260	$4,684
Number of days in quarter	(c)	92	91	92
Number of days in year	(d)	365	365	366
Return on average tangible common equity (non-GAAP) [1]	(a/b/c)*d	16.0%	18.7%	17.4%
1 Excluding the effect of AOCI from average tangible common equity would result in associated returns of 11.5%, 13.1%, and 11.4% for the periods presented, respectively.
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except shares and per share amounts)		September 30, 2025	June 30, 2025	September 30, 2024

Total shareholders’ equity (GAAP)		$6,865	$6,596	$6,385
Goodwill and intangibles		(1,094)	(1,096)	(1,053)
Tangible equity (non-GAAP)	(a)	5,771	5,500	5,332
Preferred stock		(66)	(66)	(440)
Tangible common equity (non-GAAP)	(b)	$5,705	$5,434	$4,892
Total assets (GAAP)		$88,533	$88,893	$87,032
Goodwill and intangibles		(1,094)	(1,096)	(1,053)
Tangible assets (non-GAAP)	(c)	$87,439	$87,797	$85,979
Common shares outstanding (in thousands)	(d)	147,640	147,603	147,699
Tangible equity ratio (non-GAAP)	(a/c)	6.6%	6.3%	6.2%
Tangible common equity ratio (non-GAAP)	(b/c)	6.5%	6.2%	5.7%
Tangible book value per common share (non-GAAP)	(b/d)	$38.64	$36.81	$33.12

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
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Nine Months Ended		Year Ended
(Dollar amounts in millions)		September 30, 2025	June 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	December 31, 2024

Noninterest expense (GAAP)	(a)	$527	$527	$502	$1,592	$1,537	$2,046
Adjustments:
Severance costs		6	2	1	11	2	3
Other real estate expense, net		—	—	—	—	(1)	(1)
Amortization of core deposit and other intangibles		2	2	2	6	5	7
SBIC investment success fee accrual		1	2	—	3	1	1
FDIC special assessment		(2)	—	—	(2)	14	11
Total adjustments	(b)	7	6	3	18	21	21
Adjusted noninterest expense (non-GAAP)	(c)=(a-b)	$520	$521	$499	$1,574	$1,516	$2,025
Net interest income (GAAP)	(d)	$672	$648	$620	$1,944	$1,803	$2,430
Fully taxable-equivalent adjustments	(e)	11	13	12	35	33	45
Taxable-equivalent net interest income (non-GAAP)	(f)=(d+e)	683	661	632	1,979	1,836	2,475
Customer-related noninterest income (non-GAAP)	(g)	163	164	158	485	463	639
Net credit valuation adjustment (CVA) [1]	(h)	(11)	—	(3)	(11)	(3)	—
Adjusted customer-related noninterest income (non-GAAP)	(i)=(g-h)	174	164	161	496	466	639
Noncustomer-related noninterest income (GAAP)	(j)	26	26	14	65	44	61
Securities gains (losses), net	(k)	11	14	9	31	11	19
Adjusted noncustomer-related noninterest income (non-GAAP)	(l)=(j-k)	15	12	5	34	33	42
Combined income (non-GAAP)	(m)= (f+g+j)	$872	$851	$804	$2,529	$2,343	$3,175
Adjusted taxable-equivalent revenue (non-GAAP)	(n)= (f+i+l)	872	837	798	2,509	2,335	3,156
Pre-provision net revenue (non-GAAP)	(m)-(a)	$345	$324	$302	$937	$806	$1,129
Adjusted PPNR (non-GAAP)	(n)-(c)	352	316	299	935	819	1,131
Efficiency ratio (non-GAAP)	(c/n)	59.6%	62.2%	62.5%	62.7%	64.9%	64.2%
1 Effective the first quarter of 2025, capital markets fees and income included the net CVA, which was previously disclosed under noncustomer-related noninterest income as fair value and nonhedge derivative income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 1.    FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$771	$651
Money market investments:
Interest-bearing deposits	2,395	2,850
Federal funds sold and securities purchased under agreements to resell	1,008	1,453
Trading securities, at fair value	134	35
Investment securities:
Available-for-sale, at fair value	9,170	9,095
Held-to-maturity, at amortized cost (fair value: $9,106 and $9,382)	9,059	9,669
Total investment securities	18,229	18,764
Loans held for sale (includes $126 and $25 of loans carried at fair value)	215	74
Loans and leases, net of unearned income and fees	60,302	59,410
Allowance for loan and lease losses	679	696
Loans held for investment, net of allowance	59,623	58,714
Other noninterest-bearing investments	1,098	1,020
Premises, equipment and software, net	1,358	1,366
Goodwill and intangibles	1,094	1,052
Other real estate owned	5	1
Other assets	2,603	2,795
Total assets	$88,533	$88,775
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$26,133	$24,704
Interest-bearing:
Savings and money market	38,689	40,037
Time	10,056	11,482
Total deposits	74,878	76,223
Federal funds and other short-term borrowings	3,757	3,832
Long-term debt	1,473	950
Reserve for unfunded lending commitments	46	45
Other liabilities	1,514	1,601
Total liabilities	81,668	82,651
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	66	66
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 147,640 and 147,871 shares) and additional paid-in capital	1,721	1,737
Retained earnings	7,134	6,701
Accumulated other comprehensive income (loss)	(2,056)	(2,380)
Total shareholders’ equity	6,865	6,124
Total liabilities and shareholders’ equity	$88,533	$88,775
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except shares and per share amounts)	2025	2024	2025	2024
Interest income:
Interest and fees on loans	$898	$899	$2,623	$2,641
Interest on money market investments	41	67	144	170
Interest on securities	125	138	376	420
Total interest income	1,064	1,104	3,143	3,231
Interest expense:
Interest on deposits	313	403	951	1,169
Interest on short- and long-term borrowings	79	81	248	259
Total interest expense	392	484	1,199	1,428
Net interest income	672	620	1,944	1,803
Provision for credit losses:
Provision for loan and lease losses	45	1	65	34
Provision for unfunded lending commitments	4	12	1	(3)
Total provision for credit losses	49	13	66	31
Net interest income after provision for credit losses	623	607	1,878	1,772
Noninterest income:
Commercial account fees	47	46	138	135
Card fees	24	24	71	72
Retail and business banking fees	19	18	55	50
Loan-related fees and income	20	17	56	50
Capital markets fees and income	24	25	79	70
Wealth management fees	14	14	43	44
Other customer-related fees	15	14	43	42
Customer-related noninterest income	163	158	485	463
Dividends and other income	15	5	34	33
Securities gains (losses), net	11	9	31	11
Total noninterest income	189	172	550	507
Noninterest expense:
Salaries and employee benefits	337	317	1,015	966
Technology, telecom, and information processing	70	66	205	194
Occupancy and equipment, net	42	40	123	119
Professional and legal services	14	14	40	47
Marketing and business development	11	12	34	35
Deposit insurance and regulatory expense	16	19	58	74
Credit-related expense	6	6	18	19
Other real estate expense, net	—	—	—	(1)
Other	31	28	99	84
Total noninterest expense	527	502	1,592	1,537
Income before income taxes	285	277	836	742
Income taxes	63	63	200	174
Net income	222	214	636	568
Preferred stock dividends	(1)	(10)	(3)	(31)
Net earnings applicable to common shareholders	$221	$204	$633	$537
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	147,045	147,138	147,136	147,197
Diluted shares (in thousands)	147,125	147,150	147,175	147,202
Net earnings per common share:
Basic	$1.48	$1.37	$4.25	$3.61
Diluted	1.48	1.37	4.25	3.61
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024

Net income for the period	$222	$214	$636	$568
Other comprehensive income, net of tax:
Net change in unrealized gains on investment securities	50	139	142	137
Unrealized loss amortization associated with the securities transferred from AFS to HTM	47	51	137	147
Net change in cash flow hedge derivatives	11	23	45	71
Net change in other	—	—	—	1
Other comprehensive income, net of tax	108	213	324	356
Comprehensive income	$330	$427	$960	$924
See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock shares (in thousands)	Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

Balance at June 30, 2025	$66	147,603	$1,713	$6,981	$(2,164)	$6,596
Net income for the period	—	—	—	222	—	222
Other comprehensive income, net of tax	—	—	—	—	108	108
Bank common stock repurchased	—	(2)	—	—	—	—
Net activity under employee plans and related tax benefits	—	39	8	—	—	8
Dividends on preferred stock	—	—	—	(1)	—	(1)
Dividends on common stock, $0.45 per share	—	—	—	(67)	—	(67)
Change in deferred compensation	—	—	—	(1)	—	(1)
Balance at September 30, 2025	$66	147,640	$1,721	$7,134	$(2,056)	$6,865

Balance at June 30, 2024	$440	147,684	$1,713	$6,421	$(2,549)	$6,025
Net income for the period	—	—	—	214	—	214
Other comprehensive income, net of tax	—	—	—	—	213	213
Bank common stock repurchased	—	(3)	—	—	—	—
Net activity under employee plans and related tax benefits	—	18	4	—	—	4
Dividends on preferred stock	—	—	—	(10)	—	(10)
Dividends on common stock, $0.41 per share	—	—	—	(61)	—	(61)
Balance at September 30, 2024	$440	147,699	$1,717	$6,564	$(2,336)	$6,385

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions, except shares and per share amounts)	Preferred stock	Common stock shares (in thousands)	Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

Balance at December 31, 2024	$66	147,871	$1,737	$6,701	$(2,380)	$6,124
Net income for the period	—	—	—	636	—	636
Other comprehensive income, net of tax	—	—	—	—	324	324
Bank common stock repurchased	—	(773)	(41)	—	—	(41)
Net activity under employee plans and related tax benefits	—	542	25	—	—	25
Dividends on preferred stock	—	—	—	(3)	—	(3)
Dividends on common stock, $1.31 per share	—	—	—	(196)	—	(196)
Change in deferred compensation	—	—	—	(4)	—	(4)
Balance at September 30, 2025	$66	147,640	$1,721	$7,134	$(2,056)	$6,865

Balance at December 31, 2023	$440	148,153	$1,731	$6,212	$(2,692)	$5,691
Net income for the period	—	—	—	568	—	568
Other comprehensive income, net of tax	—	—	—	—	356	356
Bank common stock repurchased	—	(893)	(35)	—	—	(35)
Net activity under employee plans and related tax benefits	—	439	21	—	—	21
Dividends on preferred stock	—	—	—	(31)	—	(31)
Dividends on common stock, $1.23 per share	—	—	—	(184)	—	(184)
Change in deferred compensation	—	—	—	(1)	—	(1)
Balance at September 30, 2024	$440	147,699	$1,717	$6,564	$(2,336)	$6,385
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$636	$568
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	66	31
Depreciation and amortization	87	95
Share-based compensation	29	28
Deferred income tax expense	40	3
Net increase in trading securities	(99)	(20)
Net decrease (increase) in loans held for sale	(79)	2
Change in other liabilities	(114)	(188)
Change in other assets	46	136
Other, net	(57)	(24)
Net cash provided by operating activities	555	631
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in money market investments	900	186
Proceeds from maturities and paydowns of investment securities held-to-maturity	814	776
Purchases of investment securities held-to-maturity	(27)	(62)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	1,279	1,527
Purchases of investment securities available-for-sale	(1,082)	(528)
Net change in loans and leases	(555)	(1,130)
Purchases and sales of other noninterest-bearing investments	(36)	21
Purchases of premises and equipment	(83)	(69)
Acquisition of California branches, net of cash acquired	191	—
Other, net	(12)	5
Net cash provided by investing activities	1,389	726
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(2,003)	757
Net change in short-term borrowed funds	(75)	(1,460)
Proceeds from the issuance of long-term debt	498	—
Proceeds from the issuance of common stock	6	1
Dividends paid on common and preferred stock	(199)	(215)
Bank common stock repurchased	(41)	(35)
Other, net	(10)	(7)
Net cash used in financing activities	(1,824)	(959)
Net increase in cash and due from banks	120	398
Cash and due from banks at beginning of period	651	716
Cash and due from banks at end of period	$771	$1,114
Cash paid for interest	$1,202	$1,423
Net cash paid for income taxes	173	131
Noncash activities:
Loans held for investment reclassified to loans held for sale, net	106	144
Deposits acquired in purchase of California branches (at time of purchase)	657	—
Loans acquired in purchase of California branches, net (at time of purchase)	423	—
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2025
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
The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results that may be expected in future periods. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying Notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and accompanying Notes included in our 2024 Form 10-K.
We evaluated events that occurred between September 30, 2025 and the date the consolidated financial statements were issued, and determined that there were no material events requiring adjustments to our consolidated financial statements or significant disclosure in the accompanying Notes.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
2. RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Effective date	Effect on the financial statements or other significant matters

Standards not yet adopted by the Bank as of September 30, 2025

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
•A qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
•The Bank's definition and amount of selling costs.
		Annual periods beginning January 1, 2027; Interim periods beginning January 1, 2028	The overall effect of this standard is not expected to have a material impact on our consolidated financial statements.
ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40)
This ASU modernizes the accounting treatment for internal-use software to better reflect current development practices, including agile and iterative approaches. Key provisions include:
•Elimination of Prescriptive Project Stages: The guidance no longer requires classification of costs by development phase, thereby removing rigid stage-based criteria.
•Capitalization Criteria: Capitalization of eligible software development costs commences once management has both authorized and committed to funding the project, and it is probable that the project will be completed. This assessment must consider any significant development uncertainties, such as the inclusion of novel or unproven functionalities and whether performance requirements are subject to substantial revision.
•Updated Disclosure Requirements: Disclosure obligations are now aligned with those outlined in Subtopic 360-10, Property, Plant, and Equipment. Requirements under Subtopic 350-30 are no longer applicable.
		Annual and interim periods beginning after December 15, 2027.	The overall effect of this standard is not expected to have a material impact on our consolidated financial statements.
Standards adopted by the Bank during 2025

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU requires additional detailed information to improve the usefulness of income tax disclosures. This includes providing detailed annual disclosures on rate reconciliation and income taxes paid for specific categories and when certain quantitative thresholds are met.	Annual periods beginning January 1, 2025	The overall effect of this standard is not expected to have a material impact on our consolidated financial statements.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Fair Value Hierarchy
The following schedule presents assets and liabilities measured at fair value on a recurring basis:

(In millions)	September 30, 2025
	Level 1	Level 2	Level 3	Total
ASSETS
Trading securities	$—	$134	$—	$134
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	1,311	6,861	—	8,172
Municipal securities	—	973	—	973
Other debt securities	—	25	—	25
Total available-for-sale	1,311	7,859	—	9,170
Loans held for sale	—	126	—	126
Other noninterest-bearing investments:
Bank-owned life insurance	—	571	—	571
Private equity investments [1]	11	—	135	146
Other assets:
Agriculture loan servicing	—	—	19	19
Deferred compensation plan assets	152	—	—	152
Derivatives	—	353	—	353
Total assets	$1,474	$9,043	$154	$10,671
LIABILITIES
Fed funds and other short-term borrowings:
Securities sold, not yet purchased	$252	$—	$—	$252
Other liabilities:
Derivatives	—	257	—	257
Total liabilities	$252	$257	$—	$509

(In millions)	December 31, 2024
	Level 1	Level 2	Level 3	Total
ASSETS
Trading securities	$—	$35	$—	$35
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	662	7,300	—	7,962
Municipal securities	—	1,108	—	1,108
Other debt securities	—	25	—	25
Total available-for-sale	662	8,433	—	9,095
Loans held for sale	—	25	—	25
Other noninterest-bearing investments:
Bank-owned life insurance	—	562	—	562
Private equity investments [1]	3	—	105	108
Other assets:
Agriculture loan servicing	—	—	20	20
Deferred compensation plan assets	149	—	—	149
Derivatives	—	446	—	446
Total assets	$814	$9,501	$125	$10,440
LIABILITIES
Fed funds and other short-term borrowings:
Securities sold, not yet purchased	$21	$—	$—	$21
Other liabilities:
Derivatives	—	350	—	350
Total liabilities	$21	$350	$—	$371
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
At September 30, 2025 and December 31, 2024, we had $126 million and $25 million, respectively, of loans measured at fair value, with corresponding unpaid principal balance of $124 million and $26 million. During the first nine months of 2025 and 2024, we recognized approximately $6 million and $10 million, respectively, in net gains from loan sales and valuation adjustments related to loans measured at fair value and the associated derivatives.
Level 3 Valuations
Our Level 3 financial instruments include PEIs and agriculture loan servicing. For additional information regarding our Level 3 financial instruments, including the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2024 Form 10-K.
Roll-forward of Level 3 Fair Value Measurements
The following schedule presents a roll-forward of assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024		Nine Months Ended September 30, 2025		Nine Months Ended September 30, 2024
(In millions)	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing

Balance at beginning of period	$116	$20	$101	$20	$105	$20	$92	$19
Unrealized securities gains, net	12	—	5	—	36	—	7	—
Other noninterest income	—	(1)	—	(1)	—	(1)	—	—
Purchases	7	—	1	—	12	—	10	—
Cost of investments sold	—	—	(2)	—	(6)	—	(4)	—
Transfers out	—	—	—	—	(12)	—	—	—
Balance at end of period	$135	$19	$105	$19	$135	$19	$105	$19
The roll-forward of Level 3 instruments includes the following realized gains and losses recognized in “Securities gains (losses), net” on the consolidated statement of income for the periods presented:

(In millions)	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Securities gains (losses), net	$—	$(2)	$(5)	$(1)
Nonrecurring Fair Value Measurements
Certain assets and liabilities may be measured at fair value on a nonrecurring basis. These include impaired loans measured at the fair value of the underlying collateral, other real estate owned (“OREO”), and equity investments without readily determinable fair values. Nonrecurring fair value adjustments generally arise from observable price changes for such equity investments, write-downs of individual assets, or the application of lower of cost or fair value accounting. At September 30, 2025, we had $22 million in collateral-dependent loans measured at fair value. During the third quarter of 2025, we recognized $6 million in losses related to fair value changes for these loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
For additional information on assets and liabilities measured at fair value on a nonrecurring basis, see Note 3 of our 2024 Form 10-K.

Fair Value of Certain Financial Instruments
The following schedule presents the carrying values and estimated fair values of certain financial instruments:

	September 30, 2025			December 31, 2024
(In millions)	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Financial assets:
Held-to-maturity investment securities	$9,059	$9,106	2	$9,669	$9,382	2
Loans and leases (including loans held for sale), net of allowance	59,838	58,075	3	58,788	57,130	3
Financial liabilities:
Time deposits	10,056	9,985	2	11,482	11,468	2
Long-term debt	1,473	1,506	2	950	950	2
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
4. OFFSETTING ASSETS AND LIABILITIES
The following schedule presents gross and net information for selected financial instruments on the balance sheet:

	September 30, 2025
				Gross amounts not offset on the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset on the balance sheet	Net amounts presented on the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$1,008	$—	$1,008	$—	$—	$1,008
Derivatives (included in Other assets)	353	—	353	(58)	(209)	86
Total assets	$1,361	$—	$1,361	$(58)	$(209)	$1,094
Liabilities:
Federal funds and other short-term borrowings	$3,757	$—	$3,757	$—	$—	$3,757
Derivatives (included in Other liabilities)	257	—	257	(58)	(24)	175
Total liabilities	$4,014	$—	$4,014	$(58)	$(24)	$3,932

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
				Gross amounts not offset on the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset on the balance sheet	Net amounts presented on the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets:
Federal funds sold and securities purchased under agreements to resell	$1,453	$—	$1,453	$—	$—	$1,453
Derivatives (included in Other assets)	446	—	446	(19)	(404)	23
Total assets	$1,899	$—	$1,899	$(19)	$(404)	$1,476
Liabilities:
Federal funds and other short-term borrowings	$3,832	$—	$3,832	$—	$—	$3,832
Derivatives (included in Other liabilities)	350	—	350	(19)	(3)	328
Total liabilities	$4,182	$—	$4,182	$(19)	$(3)	$4,160
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
The carrying values of our investment securities exclude accrued interest receivables of $57 million and $60 million at September 30, 2025 and December 31, 2024, respectively. These receivables are included in “Other assets” on the consolidated balance sheet.
Investment securities with a carrying value of $17.4 billion and $17.9 billion were pledged as collateral for potential borrowings at September 30, 2025 and December 31, 2024, respectively.
When a security is transferred from AFS to HTM, the difference between its amortized cost basis and fair value at the date of transfer is amortized as a yield adjustment through interest income. The fair value at the date of transfer results in either a premium or discount to the amortized cost basis of the HTM securities. The amortization of unrealized gains or losses reported in accumulated other comprehensive income (“AOCI”) will offset the effect of the amortization of the premium or discount in interest income created by the transfer. The discount associated with securities previously transferred from AFS to HTM was $1.7 billion ($1.2 billion after tax) at September 30, 2025, compared with $1.8 billion ($1.4 billion after tax) at December 31, 2024.
For additional information regarding our fair value estimation process and the accounting treatment of our investment securities, see Notes 3 and 5, respectively, of our 2024 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the amortized cost and estimated fair values of our AFS and HTM securities:

	September 30, 2025
(In millions)	Amortized cost	Gross unrealized gains [1]	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$1,401	$15	$105	$1,311
U.S. Government agencies and corporations:
Agency securities	349	—	17	332
Agency guaranteed mortgage-backed securities	7,208	4	1,041	6,171
Small Business Administration loan-backed securities	374	—	16	358
Municipal securities	1,022	—	49	973
Other debt securities	25	—	—	25
Total available-for-sale	10,379	19	1,228	9,170
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	139	—	4	135
Agency guaranteed mortgage-backed securities	8,643	89	28	8,704
Municipal securities	277	—	10	267
Total held-to-maturity	9,059	89	42	9,106
Total investment securities	$19,438	$108	$1,270	$18,276

	December 31, 2024
(In millions)	Amortized cost	Gross unrealized gains [1]	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$781	$—	$119	$662
U.S. Government agencies and corporations:
Agency securities	441	—	26	415
Agency guaranteed mortgage-backed securities	7,713	1	1,263	6,451
Small Business Administration loan-backed securities	455	—	21	434
Municipal securities	1,186	—	78	1,108
Other debt securities	25	—	—	25
Total available-for-sale	10,601	1	1,507	9,095
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	148	—	8	140
Agency guaranteed mortgage-backed securities	9,202	2	263	8,941
Municipal securities	319	—	18	301
Total held-to-maturity	9,669	2	289	9,382
Total investment securities	$20,270	$3	$1,796	$18,477
1 Gross unrealized gains for the respective AFS security categories without values were individually less than $1 million.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents gross unrealized losses for AFS securities and the estimated fair value, categorized by the length of time the securities have been in an unrealized loss position:

	September 30, 2025
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$—	$—	$105	$296	$105	$296
U.S. Government agencies and corporations:
Agency securities	—	7	17	320	17	327
Agency guaranteed mortgage-backed securities	—	6	1,041	5,846	1,041	5,852
Small Business Administration loan-backed securities	—	32	16	321	16	353
Municipal securities	—	86	49	813	49	899
Total available-for-sale investment securities	$—	$131	$1,228	$7,596	$1,228	$7,727

	December 31, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$3	$198	$116	$285	$119	$483
U.S. Government agencies and corporations:
Agency securities	—	3	26	403	26	406
Agency guaranteed mortgage-backed securities	—	86	1,263	6,171	1,263	6,257
Small Business Administration loan-backed securities	—	35	21	387	21	422
Municipal securities	—	68	78	984	78	1,052
Total available-for-sale investment securities	$3	$390	$1,504	$8,230	$1,507	$8,620
At September 30, 2025 and December 31, 2024, the number of AFS investment securities in an unrealized loss position was 2,135 and 2,534, respectively.
There were no gross realized gains or losses from sales of AFS investment securities for the three and nine months ended September 30, 2025 and 2024.

The following schedule presents interest income categorized by investment security type:

	Three Months Ended September 30,
	2025			2024
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total

Available-for-sale	$66	$7	$73	$75	$8	$83
Held-to-maturity	49	2	51	54	1	55
Total investment securities	$115	$9	$124	$129	$9	$138

	Nine Months Ended September 30,
	2025			2024
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total

Available-for-sale	$196	$21	$217	$227	$24	$251
Held-to-maturity	151	4	155	165	3	168
Total investment securities	$347	$25	$372	$392	$27	$419

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Maturities
The following schedule presents the amortized cost and weighted average yields of debt securities, categorized by the remaining contractual maturity of principal payments at September 30, 2025. The schedule does not reflect the impact of interest rate resets or fair value hedges. Additionally, the remaining contractual principal maturities presented do not represent the portfolio's duration, as they do not incorporate expected prepayments or amortization, which generally result in measured durations that are shorter than contractual maturities.

	September 30, 2025
	Total debt securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollar amounts in millions)	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
Available-for-sale
U.S. Treasury securities	$1,401	3.69%	$100	4.04%	$201	3.99%	$699	4.33%	$401	2.35%
U.S. Government agencies and corporations:
Agency securities	349	3.18	32	2.78	55	3.91	163	2.96	99	3.28
Agency guaranteed mortgage-backed securities	7,208	2.04	7	1.27	96	2.00	1,478	2.02	5,627	2.05
Small Business Administration loan-backed securities	374	4.58	—	—	10	5.94	110	3.81	254	4.87
Municipal securities [1]	1,022	2.14	117	3.17	309	2.16	580	1.91	16	2.43
Other debt securities	25	8.15	—	—	10	9.51	—	—	15	7.25
Total available-for-sale securities	10,379	2.42	256	3.41	681	2.98	3,030	2.65	6,412	2.21
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	139	4.15	—	—	—	—	77	3.46	62	5.01
Agency guaranteed mortgage-backed securities	8,643	1.84	—	—	28	1.46	11	2.70	8,604	1.84
Municipal securities [1]	277	3.26	27	2.47	131	2.90	112	3.71	7	5.93
Total held-to-maturity securities	9,059	1.92	27	2.47	159	2.65	200	3.56	8,673	1.86
Total investment securities	$19,438	2.18	$283	3.32	$840	2.92	$3,230	2.71	$15,085	2.01
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.
Impairment
On a quarterly basis, we review our investment securities portfolio to assess potential impairment on an individual security level. For additional information regarding our impairment assessment methodology and related accounting policies applicable to investment securities, see Note 5 of our 2024 Form 10-K.
AFS Impairment
No impairment losses were recognized on our AFS investment securities portfolio during the first nine months of either 2025 or 2024. The unrealized losses primarily reflect the impact of higher interest rates following the purchase of the securities and are not attributable to credit-related factors. Accordingly, absent any future sales, we expect to recover the full principal value of these securities upon maturity. At September 30, 2025, we did not intend to sell any securities in an unrealized loss position, nor do we believe it is more likely than not that we would be required to sell such securities prior to recovering their amortized cost basis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
HTM Impairment
For HTM securities, the allowance for credit losses (“ACL”) is evaluated using the same methodology applied to loans and leases measured at amortized cost, as described in Note 6. At September 30, 2025, the ACL for HTM securities was less than $1 million. All HTM securities were assigned a credit quality rating of “Pass,” with none classified as past due.
6. LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
The following schedule presents our loan and lease portfolio according to major portfolio segment and specific class:

(In millions)	September 30, 2025	December 31, 2024

Loans held for sale	$215	$74
Commercial:
Commercial and industrial	$17,222	$16,891
Owner-occupied	9,267	9,333
Municipal	4,341	4,364
Leasing	349	377
Total commercial	31,179	30,965
Commercial real estate:
Term	11,008	10,703
Construction and land development	2,469	2,774
Total commercial real estate	13,477	13,477
Consumer:
1-4 family residential	10,423	9,939
Home equity credit line	3,848	3,641
Construction and other consumer real estate	769	810
Bankcard and other revolving plans	477	457
Other	129	121
Total consumer	15,646	14,968
Total loans and leases	$60,302	$59,410
Loans and leases classified as held for investment are measured and presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $56 million and $43 million at September 30, 2025 and December 31, 2024, respectively. The amortized cost basis of the loans does not include accrued interest receivables of $278 million and $281 million at September 30, 2025 and December 31, 2024, respectively. These receivables are included in “Other assets” on the consolidated balance sheet.
Municipal loans typically consist of obligations that are repaid from, or secured by, the general funds or pledged revenues of municipalities, as well as by real estate or equipment. This portfolio also includes loans extended to private commercial and 501(c)(3) not-for-profit organizations that utilize a pass-through municipal structure to benefit from favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $234 million at September 30, 2025 and $260 million at December 31, 2024.
Loans with a carrying value of $42.6 billion at September 30, 2025 and $40.4 billion at December 31, 2024 have been pledged at the Federal Reserve (“FRB”) and the Federal Home Loan Bank (“FHLB”) of Des Moines as collateral for current and potential borrowings.
Loans held for sale are measured individually at fair value or the lower of cost or fair value and primarily consist of CRE loans sold into securitization entities, and conforming residential mortgages generally sold to U.S. government

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
agencies. The following schedule presents loans added to, or sold from, the held for sale category during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024

Loans added to held for sale	$267	$289	$715	$688
Loans sold from held for sale	222	304	572	644
Occasionally, we have continuing involvement in sold loans through retained servicing rights or guarantees. At September 30, 2025 and December 31, 2024, the principal balance of sold loans for which we retained servicing rights was approximately $702 million and $615 million, respectively. Income generated from sold loans, excluding servicing, totaled $4 million and $9 million for the three and nine months ended September 30, 2025, respectively, and $2 million and $5 million for the corresponding periods in 2024.
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
Changes in the ACL are summarized as follows:

	Three Months Ended September 30, 2025
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$361	$230	$99	$690
Provision for loan losses	57	(11)	(1)	45
Gross loan and lease charge-offs	61	3	3	67
Recoveries	9	1	1	11
Net loan and lease charge-offs (recoveries)	52	2	2	56
Balance at end of period	$366	$217	$96	$679
Reserve for unfunded lending commitments
Balance at beginning of period	$22	$12	$8	$42
Provision for unfunded lending commitments	1	4	(1)	4
Balance at end of period	$23	$16	$7	$46
Total allowance for credit losses at end of period
Allowance for loan losses	$366	$217	$96	$679
Reserve for unfunded lending commitments	23	16	7	46
Total allowance for credit losses	$389	$233	$103	$725

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2025
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$308	$300	$88	$696
Provision for loan losses	129	(80)	16	65
Gross loan and lease charge-offs	92	4	11	107
Recoveries	21	1	3	25
Net loan and lease charge-offs (recoveries)	71	3	8	82
Balance at end of period	$366	$217	$96	$679
Reserve for unfunded lending commitments
Balance at beginning of period	$26	$11	$8	$45
Provision for unfunded lending commitments	(3)	5	(1)	1
Balance at end of period	$23	$16	$7	$46
Total allowance for credit losses at end of period
Allowance for loan losses	$366	$217	$96	$679
Reserve for unfunded lending commitments	23	16	7	46
Total allowance for credit losses	$389	$233	$103	$725

	Three Months Ended September 30, 2024
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$302	$300	$94	$696
Provision for loan losses	7	(13)	7	1
Gross loan and lease charge-offs	12	—	3	15
Recoveries	9	2	1	12
Net loan and lease charge-offs (recoveries)	3	(2)	2	3
Balance at end of period	$306	$289	$99	$694
Reserve for unfunded lending commitments
Balance at beginning of period	$16	$7	$7	$30
Provision for unfunded lending commitments	4	5	3	12
Balance at end of period	$20	$12	$10	$42
Total allowance for credit losses at end of period
Allowance for loan losses	$306	$289	$99	$694
Reserve for unfunded lending commitments	20	12	10	42
Total allowance for credit losses	$326	$301	$109	$736

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2024
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$302	$241	$141	$684
Provision for loan losses	15	56	(37)	34
Gross loan and lease charge-offs	30	11	9	50
Recoveries	19	3	4	26
Net loan and lease charge-offs (recoveries)	11	8	5	24
Balance at end of period	$306	$289	$99	$694
Reserve for unfunded lending commitments
Balance at beginning of period	$19	$17	$9	$45
Provision for unfunded lending commitments	1	(5)	1	(3)
Balance at end of period	$20	$12	$10	$42
Total allowance for credit losses at end of period
Allowance for loan losses	$306	$289	$99	$694
Reserve for unfunded lending commitments	20	12	10	42
Total allowance for credit losses	$326	$301	$109	$736
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
The following schedule presents the amortized cost basis of loans on nonaccrual:

	September 30, 2025
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance
Commercial:
Commercial and industrial	$50	$57	$107	$22
Owner-occupied	13	27	40	2
Municipal	—	2	2	—
Leasing	—	4	4	1
Total commercial	63	90	153	25
Commercial real estate:
Term	1	69	70	3
Total commercial real estate	1	69	70	3
Consumer:
1-4 family residential	11	52	63	4
Home equity credit line	—	32	32	7
Bankcard and other revolving plans	—	1	1	1
Total consumer	11	85	96	12
Total	$75	$244	$319	$40

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance	with allowance		Related allowance
Commercial:
Commercial and industrial	$45	$69	$114	$19
Owner-occupied	18	13	31	1
Municipal	5	6	11	2
Leasing	—	2	2	1
Total commercial	68	90	158	23
Commercial real estate:
Term	27	32	59	4
Total commercial real estate	27	32	59	4
Consumer:
1-4 family residential	12	37	49	4
Home equity credit line	5	25	30	5
Bankcard and other revolving plans	—	1	1	1
Total consumer	17	63	80	10
Total	$112	$185	$297	$37
For accruing loans, interest is accrued, and interest payments are recognized as interest income in accordance with the contractual terms of the loan agreement. For nonaccruing loans, the accrual of interest is discontinued, and any previously accrued but uncollected interest is promptly reversed from interest income, generally within one month. Payments received on nonaccrual loans are not recognized as interest income, but are applied to reduce the outstanding principal balance. However, when the collectability of the amortized cost basis of a nonaccrual loan is no longer in doubt, interest payments may be recognized as interest income on a cash basis. For the three and nine months ended September 30, 2025 and 2024, no interest income was recognized on a cash basis for nonaccrual loans.
The following schedule presents the amount of accrued interest receivables reversed from interest income, categorized by loan portfolio segment during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024

Commercial	$4	$5	$5	$10
Commercial real estate	1	1	4	4
Consumer	1	1	3	3
Total	$6	$7	$12	$17
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Past due loans (accruing and nonaccruing) are summarized as follows:

	September 30, 2025
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$17,188	$18	$16	$34	$17,222	$3	$92
Owner-occupied	9,231	17	19	36	9,267	—	15
Municipal	4,341	—	—	—	4,341	—	2
Leasing	347	1	1	2	349	—	2
Total commercial	31,107	36	36	72	31,179	3	111
Commercial real estate:
Term	10,941	35	32	67	11,008	1	23
Construction and land development	2,469	—	—	—	2,469	—	—
Total commercial real estate	13,410	35	32	67	13,477	1	23
Consumer:
1-4 family residential	10,374	12	37	49	10,423	—	23
Home equity credit line	3,820	16	12	28	3,848	—	15
Construction and other consumer real estate	768	1	—	1	769	—	—
Bankcard and other revolving plans	473	3	1	4	477	1	—
Other	129	—	—	—	129	—	1
Total consumer	15,564	32	50	82	15,646	1	39
Total	$60,081	$103	$118	$221	$60,302	$5	$173

	December 31, 2024
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$16,857	$20	$14	$34	$16,891	$1	$98
Owner-occupied	9,309	10	14	24	9,333	3	16
Municipal	4,348	6	10	16	4,364	10	11
Leasing	377	—	—	—	377	—	2
Total commercial	30,891	36	38	74	30,965	14	127
Commercial real estate:
Term	10,667	2	34	36	10,703	3	28
Construction and land development	2,774	—	—	—	2,774	—	—
Total commercial real estate	13,441	2	34	36	13,477	3	28
Consumer:
1-4 family residential	9,896	16	27	43	9,939	—	15
Home equity credit line	3,609	20	12	32	3,641	—	13
Construction and other consumer real estate	810	—	—	—	810	—	—
Bankcard and other revolving plans	453	2	2	4	457	1	—
Other	121	—	—	—	121	—	—
Total consumer	14,889	38	41	79	14,968	1	28
Total	$59,221	$76	$113	$189	$59,410	$18	$183
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
The amount of loans classified as Doubtful totaled $10 million at September 30, 2025, compared with $14 million at December 31, 2024, and are included in the nonaccrual balances in the schedule below.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	September 30, 2025
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial:
Commercial and industrial
Pass	$2,491	$2,136	$1,453	$1,014	$434	$749	$8,082	$149	$16,508
Special Mention	10	58	7	2	11	14	87	5	194
Accruing Substandard	1	60	59	70	19	31	162	11	413
Nonaccrual	4	4	3	39	3	6	21	27	107
Total commercial and industrial	2,506	2,258	1,522	1,125	467	800	8,352	192	17,222
Owner-occupied
Pass	809	1,323	757	1,457	1,506	2,651	237	50	8,790
Special Mention	2	2	—	11	12	24	—	1	52
Accruing Substandard	11	24	17	112	93	101	24	3	385
Nonaccrual	6	7	2	6	2	15	2	—	40
Total owner-occupied	828	1,356	776	1,586	1,613	2,791	263	54	9,267
Municipal
Pass	350	624	422	869	886	1,124	2	41	4,318
Special Mention	—	3	—	—	—	—	—	—	3
Accruing Substandard	—	—	—	—	—	18	—	—	18
Nonaccrual	—	—	—	—	2	—	—	—	2
Total municipal	350	627	422	869	888	1,142	2	41	4,341
Leasing
Pass	46	95	63	78	18	30	—	—	330
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	1	2	10	1	1	—	—	15
Nonaccrual	—	1	1	2	—	—	—	—	4
Total leasing	46	97	66	90	19	31	—	—	349
Total commercial	3,730	4,338	2,786	3,670	2,987	4,764	8,617	287	31,179
Commercial real estate:
Term
Pass	1,954	1,301	1,174	1,788	1,102	1,951	268	154	9,692
Special Mention	9	13	10	99	—	1	—	—	132
Accruing Substandard	270	101	135	388	78	61	27	54	1,114
Nonaccrual	22	—	16	22	—	10	—	—	70
Total term	2,255	1,415	1,335	2,297	1,180	2,023	295	208	11,008
Construction and land development
Pass	293	530	513	127	1	2	739	41	2,246
Special Mention	—	1	36	32	—	—	—	—	69
Accruing Substandard	51	8	47	48	—	—	—	—	154
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	344	539	596	207	1	2	739	41	2,469
Total commercial real estate	2,599	1,954	1,931	2,504	1,181	2,025	1,034	249	13,477

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	September 30, 2025
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Consumer:
1-4 family residential
Pass	$595	$966	$921	$3,135	$1,844	$2,898	$—	$—	$10,359
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	1	—	—	1
Nonaccrual	1	2	5	13	14	28	—	—	63
Total 1-4 family residential	596	968	926	3,148	1,858	2,927	—	—	10,423
Home equity credit line
Pass	—	—	—	—	—	—	3,702	106	3,808
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	8	—	8
Nonaccrual	—	—	—	—	—	—	28	4	32
Total home equity credit line	—	—	—	—	—	—	3,738	110	3,848
Construction and other consumer real estate
Pass	147	336	108	170	6	2	—	—	769
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	147	336	108	170	6	2	—	—	769
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	474	—	474
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	477	—	477
Other consumer
Pass	58	30	22	13	4	2	—	—	129
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	58	30	22	13	4	2	—	—	129
Total consumer	801	1,334	1,056	3,331	1,868	2,931	4,215	110	15,646
Total loans	$7,130	$7,626	$5,773	$9,505	$6,036	$9,720	$13,866	$646	$60,302

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Commercial and industrial
Pass	$2,479	$1,951	$1,504	$759	$387	$679	$8,043	$150	$15,952
Special Mention	37	24	47	8	2	34	85	5	242
Accruing Substandard	53	43	200	26	28	21	200	12	583
Nonaccrual	7	13	31	17	1	4	38	3	114
Total commercial and industrial	2,576	2,031	1,782	810	418	738	8,366	170	16,891
Owner-occupied
Pass	1,346	907	1,606	1,657	900	2,097	234	47	8,794
Special Mention	38	—	38	31	2	18	18	1	146
Accruing Substandard	23	28	75	66	25	133	7	5	362
Nonaccrual	5	1	4	1	—	15	5	—	31
Total owner-occupied	1,412	936	1,723	1,755	927	2,263	264	53	9,333
Municipal
Pass	604	498	939	960	553	753	—	29	4,336
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	10	4	—	—	—	3	—	—	17
Nonaccrual	3	—	—	5	—	3	—	—	11
Total municipal	617	502	939	965	553	759	—	29	4,364
Leasing
Pass	109	79	94	26	12	36	—	—	356
Special Mention	—	—	2	—	—	—	—	—	2
Accruing Substandard	1	3	10	2	1	—	—	—	17
Nonaccrual	—	1	1	—	—	—	—	—	2
Total leasing	110	83	107	28	13	36	—	—	377
Total commercial	4,715	3,552	4,551	3,558	1,911	3,796	8,630	252	30,965
Commercial real estate:
Term
Pass	1,687	1,198	2,093	1,278	1,053	1,608	254	175	9,346
Special Mention	48	—	87	—	—	5	—	—	140
Accruing Substandard	298	105	443	144	13	102	27	26	1,158
Nonaccrual	—	—	23	—	—	10	—	26	59
Total term	2,033	1,303	2,646	1,422	1,066	1,725	281	227	10,703
Construction and land development
Pass	361	701	445	4	1	9	680	52	2,253
Special Mention	—	22	21	17	—	—	—	25	85
Accruing Substandard	57	52	249	78	—	—	—	—	436
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	418	775	715	99	1	9	680	77	2,774
Total commercial real estate	2,451	2,078	3,361	1,521	1,067	1,734	961	304	13,477

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Consumer:
1-4 family residential
Pass	$1,062	$870	$2,959	$1,877	$925	$2,197	$—	$—	$9,890
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	3	8	9	2	27	—	—	49
Total 1-4 family residential	1,062	873	2,967	1,886	927	2,224	—	—	9,939
Home equity credit line
Pass	—	—	—	—	—	—	3,506	99	3,605
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	6	—	6
Nonaccrual	—	—	—	—	—	—	22	8	30
Total home equity credit line	—	—	—	—	—	—	3,534	107	3,641
Construction and other consumer real estate
Pass	157	191	420	34	5	3	—	—	810
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	157	191	420	34	5	3	—	—	810
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	453	1	454
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	456	1	457
Other consumer
Pass	52	35	22	8	2	2	—	—	121
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	52	35	22	8	2	2	—	—	121
Total consumer	1,271	1,099	3,409	1,928	934	2,229	3,990	108	14,968
Total loans	$8,437	$6,729	$11,321	$7,007	$3,912	$7,759	$13,581	$664	$59,410

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedules present gross charge-offs by year of loan origination for the periods presented.

	Three Months Ended September 30, 2025
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial:
Commercial and industrial	$—	$1	$—	$1	$—	$1	$55	$—	$58
Municipal	—	—	—	—	3	—	—	—	3
Total commercial	—	1	—	1	3	1	55	—	61
Commercial real estate:
Term	—	—	3	—	—	—	—	—	3
Consumer:
Bankcard and other revolving plans	—	—	—	—	—	—	2	—	2
Other	—	—	—	—	—	1	—	—	1
Total consumer	—	—	—	—	—	1	2	—	3
Total gross charge-offs	$—	$1	$3	$1	$3	$2	$57	$—	$67

	Nine Months Ended September 30, 2025
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial:
Commercial and industrial	$—	$2	$2	$2	$3	$12	$68	$—	$89
Municipal	—	—	—	—	3	—	—	—	3
Leasing	—	—	—	—	—	—	—	—	—
Total commercial	—	2	2	2	6	12	68	—	92
Commercial real estate:
Term	1	—	3	—	—	—	—	—	4
Consumer:
1-4 family residential	—	—	—	—	1	2	—	—	3
Home equity credit line	—	—	—	—	—	—	1	—	1
Bankcard and other revolving plans	—	—	—	—	—	—	6	—	6
Other	—	—	—	—	—	1	—	—	1
Total consumer	—	—	—	—	1	3	7	—	11
Total gross charge-offs	$1	$2	$5	$2	$7	$15	$75	$—	$107

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended September 30, 2024
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Commercial and industrial	$—	$1	$4	$—	$—	$1	$4	$1	$11
Owner-occupied	—	—	1	—	—	—	—	—	1
Total commercial	—	1	5	—	—	1	4	1	12
Consumer:
Home equity credit line	—	—	—	—	—	—	1	—	1
Bankcard and other revolving plans	—	—	—	—	—	—	2	—	2
Total consumer	—	—	—	—	—	—	3	—	3
Total gross charge-offs	$—	$1	$5	$—	$—	$1	$7	$1	$15

	Nine Months Ended September 30, 2024
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Commercial and industrial	$—	$3	$8	$2	$—	$4	$10	$2	$29
Owner occupied	—	—	1	—	—	—	—	—	1
Total commercial	—	3	9	2	—	4	10	2	30
Commercial real estate:
Term	—	7	4	—	—	—	—	—	11
Consumer:
1-4 family residential	—	—	—	—	—	1	—	—	1
Home equity credit line	—	—	—	—	—	—	1	—	1
Bankcard and other revolving plans	—	—	—	—	—	—	6	—	6
Other	—	—	—	—	—	1	—	—	1
Total consumer	—	—	—	—	—	2	7	—	9
Total gross charge-offs	$—	$10	$13	$2	$—	$6	$17	$2	$50
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
On an ongoing basis, we monitor the performance of all modified loans in accordance with their modified terms. For the three and nine months ended September 30, 2025, the amortized cost of modified loans that experienced a payment default within 12 months of modification and remained in default at period end was approximately $2 million and $4 million, respectively. For the three and nine months ended September 30, 2024, the corresponding amounts were $5 million for both periods.
The amortized cost of loans to borrowers experiencing financial difficulty that were modified during the period, by loan class and modification type, is summarized in the following schedule:

	Three Months Ended September 30, 2025
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$58	$—	$—	$—	$58	0.3%
Owner-occupied	—	23	—	—	—	23	0.2
Total commercial	—	81	—	—	—	81	0.3
Commercial real estate:
Term	—	128	—	—	—	128	1.2
Construction and land development	—	1	—	—	—	1	—
Total commercial real estate	—	129	—	—	—	129	1.0
Consumer:
1-4 family residential	—	—	2	—	4	6	0.1
Total	$—	$210	$2	$—	$4	$216	0.4

	Nine Months Ended September 30, 2025
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$106	$—	$—	$—	$106	0.6%
Owner-occupied	—	25	—	—	—	25	0.3
Total commercial	—	131	—	—	—	131	0.4
Commercial real estate:
Term	—	322	—	8	7	337	3.1
Construction and land development	—	26	—	—	—	26	1.1
Total commercial real estate	—	348	—	8	7	363	2.7
Consumer:
1-4 family residential	—	—	2	—	7	9	0.1
Home equity credit line	—	—	—	—	1	1	—
Total consumer	—	—	2	—	8	10	0.1
Total	$—	$479	$2	$8	$15	$504	0.8

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended September 30, 2024
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$9	$11	$—	$1	$13	$34	0.2%
Commercial real estate:
Term	—	33	—	—	36	69	0.6
Construction and land development	—	5	—	—	—	5	0.2
Total commercial real estate	—	38	—	—	36	74	0.5
Total	$9	$49	$—	$1	$49	$108	0.2

	Nine Months Ended September 30, 2024
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$9	$44	$—	$2	$22	$77	0.5%
Owner-occupied	—	1	—	—	—	1	—
Municipal	—	3	—	—	—	3	0.1
Total commercial	9	48	—	2	22	81	0.3
Commercial real estate:
Term	—	110	—	—	36	146	1.4
Construction and land development	—	7	—	—	—	7	0.2
Total commercial real estate	—	117	—	—	36	153	1.1
Consumer:
1-4 family residential	—	—	2	—	2	4	—
Home equity credit line	—	—	—	—	1	1	—
Other	—	1	—	—	—	1	0.8
Total consumer	—	1	2	—	3	6	—
Total	$9	$166	$2	$2	$61	$240	0.4
1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $29 million and $8 million at September 30, 2025 and September 30, 2024, respectively.
3 Amounts less than 0.05% are rounded to zero.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The financial impact of loan modifications to borrowers experiencing financial difficulty is summarized in the following schedules:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)
Commercial:
Commercial and industrial	—%	8	—%	10
Owner-occupied	—	3	—	19
Total commercial	—	7	—	11
Commercial real estate:
Term	—	8	0.1	12
Construction and land development	—	3	—	8
Total commercial real estate	—	8	0.1	12
Consumer:[1]
1-4 family residential	—	11	0.9	7
Home equity credit line	—	0	2.8	43
Total consumer	—	11	2.4	9
Total weighted average financial impact	—	7	0.3	11

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)
Commercial:
Commercial and industrial	0.3%	5	0.4%	7
Owner-occupied	—	0	—	3
Municipal	—	0	—	61
Total commercial	0.3	5	0.4	9
Commercial real estate:
Term	0.2	3	0.2	10
Construction and land development	—	8	—	1
Total commercial real estate	0.2	8	0.2	10
Consumer:[1]
1-4 family residential	—	0	1.3	78
Home equity credit line	—	0	6.8	44
Other	—	0	—	71
Total consumer	—	0	8.0	67
Total weighted average financial impact	0.3	7	0.4	11
1 Primarily relates to a small number of loans within each consumer loan class.
For the three and nine months ended September 30, 2025, loan modifications granted to borrowers experiencing financial difficulty resulted in approximately $2 million in principal forgiveness across the total loan portfolio, compared with less than $1 million during the corresponding periods in 2024.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after October 1, 2024 through September 30, 2025, presented by portfolio segment and loan class:

	September 30, 2025
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total amortized cost of loans
Commercial:
Commercial and industrial	$104	$2	$—	$2	$106
Owner-occupied	32	—	1	1	33
Total commercial	136	2	1	3	139
Commercial real estate:
Term	352	18	10	28	380
Construction and land development	26	—	—	—	26
Total commercial real estate	378	18	10	28	406
Consumer:
1-4 family residential	10	1	1	2	12
Home equity credit line	1	1	—	1	2
Total consumer	11	2	1	3	14
Total	$525	$22	$12	$34	$559
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after October 1, 2023 through September 30, 2024, presented by portfolio segment and loan class:

	September 30, 2024
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total amortized cost of loans
Commercial:
Commercial and industrial	$76	$4	$3	$7	$83
Owner-occupied	6	—	—	—	6
Municipal	3	8	—	8	11
Total commercial	85	12	3	15	100
Commercial real estate:
Term	170	—	5	5	175
Construction and land development	24	—	2	2	26
Total commercial real estate	194	—	7	7	201
Consumer:
1-4 family residential	4	—	—	—	4
Home equity credit line	1	—	—	—	1
Other	1	—	—	—	1
Total consumer	6	—	—	—	6
Total	$285	$12	$10	$22	$307
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
Select information on loans for which the borrower is experiencing financial difficulties and repayment is expected to be provided substantially through the operation or sale of the underlying collateral, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	September 30, 2025
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Commercial and industrial	$3	Single family residential	75%
Owner-occupied	11	Industrial building	69%
Municipal	2	Multifamily apartments	97%
Commercial real estate:
Term	61	Office building	98%
Consumer:
1-4 family residential	3	Single family residential	42%
Total	$80

	December 31, 2024
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Owner occupied	$6	Retail facility	64%
Municipal	5	Multifamily apartments	174%
Commercial real estate:
Term	49	Office building	98%
Consumer:
1-4 family residential	3	Single family residential	38%
Home equity credit line	3	Single family residential	29%
Total	$66
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
The balance of foreclosed residential real estate property was $1 million at September 30, 2025, compared with less than $1 million at December 31, 2024. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure was $21 million and $14 million for the same periods, respectively.
7. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Accounting
Our primary objective in utilizing derivative instruments is to manage interest rate risk. Derivatives serve as a strategic tool to mitigate volatility in interest income, interest expense, earnings, and capital by adjusting our sensitivity to various market risks. Specifically, we employ derivatives to stabilize forecasted interest income from variable-rate assets and to modify the coupon or duration of fixed-rate financial assets or liabilities when appropriate. Additionally, we offer derivative solutions to assist customers in managing their own risk exposures.
We designate certain derivatives under U.S. GAAP as hedging instruments for specific risks and are subject to documentation and effectiveness testing requirements. However, not all derivatives used in our risk management activities qualify for hedge accounting. Those not designated as accounting hedges are primarily utilized to economically manage exposure to certain market risks, including interest rate and foreign exchange movements. These instruments are not used for speculative purposes and either do not require hedge accounting to reflect their economic impact appropriately in our financial statements or do not meet the criteria for hedge accounting. For more information about our use of and accounting policies for derivative instruments, see Note 7 of our 2024 Form 10-K.
Collateral and Credit Risk
Credit risk associated with derivatives arises from the potential for counterparty nonperformance. To date, we have not experienced significant losses due to counterparty default. For more information on how counterparty credit risk

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
is incorporated into derivative valuations, see Note 3 of our 2024 Form 10-K. For additional discussion on collateral and related credit risk for derivative contracts, see Note 7 of our 2024 Form 10-K.
Certain derivative contracts may require us to pledge collateral for derivatives in a net liability position at a given balance sheet date. These contracts include credit risk-related contingent features, such as maintaining a minimum debt credit rating. If such a feature is triggered, e.g., a downgrade of our credit rating, we may be required to pledge additional collateral. Historically, counterparties have not always exercised their contractual right to demand additional collateral.
At September 30, 2025, the fair value of our derivative liabilities was $257 million. To satisfy variation margin requirements, we pledged $24 million in cash collateral in the ordinary course of business. Additionally, we pledged $200 million in U.S. Treasuries to meet initial margin requirements with certain dealer counterparties and central clearing houses. A one-notch downgrade in our credit rating by either Standard & Poor’s (“S&P”) or Moody’s at September 30, 2025 would likely not result in a requirement to pledge additional collateral. Centrally cleared derivatives do not contain credit risk-related features that would require additional collateral in the event of a credit rating downgrade.
We assess counterparty credit risk through the calculation of a credit valuation adjustment (“CVA”), which reflects the value of nonperformance risk for both our counterparties and the Bank. The fair value of derivatives includes a net CVA, which reduced the fair value of derivative assets by $3 million at September 30, 2025, and reduced the fair value of derivative liabilities by $9 million at December 31, 2024. The net CVA is included in “Capital markets fees and income” on the consolidated statement of income.
Derivative Amounts
The following schedule presents derivative notional amounts and recorded gross fair values at September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as accounting hedges:
Cash flow hedges:
Hedges of floating-rate assets	$1,250	$7	$—	$550	$—	$2
Hedges of floating-rate liabilities	—	—	—	500	—	—
Fair value hedges:
Hedges of fixed-rate assets [1]	7,479	77	—	4,668	93	—
Hedges of fixed-rate liabilities	1,000	—	—	500	—	—
Total derivatives designated as accounting hedges	9,729	84	—	6,218	93	2
Derivatives not designated as accounting hedges: [2]
Customer interest rate derivatives	19,067	263	255	16,833	348	346
Customer commodity derivatives	205	1	1	—	—	—
Other interest rate derivatives	1,259	2	—	1,105	1	—
Foreign exchange derivatives [3]	579	3	1	373	4	2
Purchased credit derivatives	60	—	—	24	—	—
Total derivatives not designated as accounting hedges	21,170	269	257	18,335	353	348
Total derivatives	$30,899	$353	$257	$24,553	$446	$350
1 Includes forward-starting swaps that are not yet effective.
2 We provide certain borrowers with access to over-the-counter derivatives. To manage the associated exposures, we typically enter into offsetting derivative transactions with dealers or central clearing houses, which include terms that closely mirror those of the original borrower transactions. Notional amounts for derivatives that are not designated as accounting hedges include both customer-facing derivatives and offsetting dealer-facing derivatives.
3 Includes both spot and forward FX trades.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedules present the gains and losses from derivative instruments designated as cash flow and fair value hedges, either deferred in AOCI or recognized in earnings for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(In millions)	Effective portion of derivative gain (loss) deferred in AOCI	Amount of gain (loss) reclassified from AOCI into income	Interest on fair value hedges	Effective portion of derivative gain (loss) deferred in AOCI	Amount of gain (loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges: [1]
Hedges of floating-rate assets	$—	$(15)	$—	$5	$(30)	$—
Hedges of floating-rate liabilities	—	—	—	(2)	2	—
Fair value hedges: [2]
Hedges of fixed-rate assets	—	—	15	—	—	24
Hedges of fixed-rate liabilities	—	—	(3)	—	—	(2)
Total derivatives designated as accounting hedges	$—	$(15)	$12	$3	$(28)	$22

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(In millions)	Effective portion of derivative gain (loss) deferred in AOCI	Amount of gain (loss) reclassified from AOCI into income	Interest on fair value hedges	Effective portion of derivative gain (loss) deferred in AOCI	Amount of gain (loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges: [1]
Hedges of floating-rate assets	$8	$(53)	$—	$(2)	$(99)	$—
Hedges of floating-rate liabilities	—	1	—	3	6	—
Fair value hedges: [2]
Hedges of fixed-rate assets	—	—	42	—	—	70
Hedges of fixed-rate liabilities	—	—	(8)	—	—	(5)
Total derivatives designated as accounting hedges	$8	$(52)	$34	$1	$(93)	$65
1 For the 12-month period following September 30, 2025, we estimate that approximately $37 million in net losses from both active and terminated cash flow hedges will be reclassified from AOCI into interest income. At September 30, 2025, approximately $48 million in losses related to terminated cash flow hedges remained deferred in AOCI. These deferred losses are expected to be fully reclassified into earnings by October 2027.
2 At September 30, 2025 and 2024, we recorded cumulative unamortized basis adjustments from terminated fair value hedges of debt totaling $34 million and $41 million, respectively. Additionally, we maintained $3 million in cumulative unamortized basis adjustments from terminated fair value hedges of assets at both reporting dates. The interest amounts associated with fair value hedges, as presented above, include the amortization of these remaining unamortized basis adjustments.
The following schedule presents the amount of gains (losses) recognized from derivatives not designated as accounting hedges:

	Other Noninterest Income/(Expense)
(In millions)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Derivatives not designated as accounting hedges:
Customer-facing interest rate derivatives	$(2)	$16	$4	$17
Other interest rate derivatives	1	1	(2)	(1)
Foreign exchange derivatives	8	22	8	22
Purchased credit derivatives	—	(1)	—	—
Total derivatives not designated as accounting hedges	$7	$38	$10	$38

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents derivatives used in fair value hedge accounting relationships, including the pre-tax gains and losses recognized on both the derivatives and the corresponding hedged items for the periods presented:

	Gains (losses) recorded in income
	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(In millions)	Derivatives	Hedged items	Total income statement impact	Derivatives	Hedged items	Total income statement impact

Hedges of fixed-rate assets [1,2]	$(15)	$15	$—	$(166)	$166	$—
Hedges of fixed-rate liabilities [1,2]	3	(3)	—	—	—	—

	Gains (losses) recorded in income
	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(In millions)	Derivatives	Hedged items	Total income statement impact	Derivatives	Hedged items	Total income statement impact

Hedges of fixed-rate assets [1,2]	$(130)	$130	$—	$(47)	$47	$—
Hedges of fixed-rate liabilities [1,2]	19	(19)	—	—	—	—
1 Includes hedges of benchmark interest rate risk for fixed-rate long-term debt, AFS securities, and commercial loans. Gains and losses were recorded in interest income or expense, consistent with the hedged items.
2 The income/expense for derivatives does not reflect interest income/expense from periodic accruals and payments to be consistent with the presentation of the gains (losses) on the hedged items.
The following schedule presents information regarding basis adjustments for hedged items in fair value hedging relationships:

	Par value of hedged items		Carrying amount of the hedged items [1]		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(In millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024

Hedges of fixed-rate assets [1,2]	$11,494	$11,388	$11,333	$11,099	$(161)	$(289)
Hedges of fixed-rate liabilities [1]	(1,000)	(500)	(1,012)	(493)	(12)	7
1 Carrying amounts exclude (1) issuance and purchase discounts or premiums, (2) unamortized issuance and acquisition costs, and (3) amounts related to terminated fair value hedges.
2 At September 30, 2025, the amortized cost basis of assets designated using the portfolio layer method was $9.5 billion; the cumulative basis adjustment associated with these hedging relationships was $35 million; and the notional amounts of the designated accounting hedges were $5.6 billion.
8. LEASES
We have operating and finance leases for branches, data centers, and corporate offices, including our headquarters in Salt Lake City, Utah. At September 30, 2025, we had 408 branches, with 278 owned and 130 leased. The remaining maturities of our lease commitments range from the year 2025 to 2062, with some lease arrangements including options to extend or terminate the leases.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents ROU assets and lease liabilities with the associated weighted average remaining life and discount rate:

(In millions)	September 30, 2025	December 31, 2024
Operating leases
ROU assets, net of amortization	$205	$188
Lease liabilities	256	240
Finance leases
ROU assets, net of amortization	3	3
Lease liabilities	3	4
Weighted average remaining lease term (years)
Operating leases	9.6	9.9
Finance leases	14.9	15.6
Weighted average discount rate
Operating leases	4.0%	3.8%
Finance leases	3.1%	3.1%
The following schedule presents additional information related to lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Lease expense:
Operating lease expense	$10	$10	$30	$30
Other expenses associated with operating leases [1]	17	16	48	46
Total lease expense	$27	$26	$78	$76
Related cash disbursements for operating leases	$10	$11	$31	$33
1 Other expenses primarily include property taxes and building and property maintenance.
The following schedule presents the total contractual undiscounted lease payments for operating lease liabilities by expected due date for each of the next five years:

(In millions)	Total undiscounted lease payments

2025 [1]	$11
2026	41
2027	32
2028	34
2029	30
Thereafter	166
Total lease payments	314
Less imputed interest	58
Total	$256
1 Represents contractual maturities remaining in 2025.
We enter into certain lease agreements as the lessor of real estate, including bank-owned and subleased properties, to generate cash flow. This activity includes leasing vacant suites within buildings that we partially occupy. Operating lease income totaled $4 million and $3 million for the third quarter of 2025 and 2024, respectively, and $11 million and $10 million for the first nine months of 2025 and 2024, respectively.
At September 30, 2025 and December 31, 2024, we originated equipment leases classified as sales-type or direct-financing leases totaling $349 million and $377 million, respectively. Income from these leases was $5 million for both the third quarters of 2025 and 2024, and $14 million for both the first nine months of 2025 and 2024.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
9. LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
The long-term debt carrying values presented on the consolidated balance sheet represent the par value of the debt, adjusted for any unamortized premium or discount, unamortized debt issuance costs, and fair value hedge basis adjustments. During the third quarter of 2025, we issued $500 million in 4.70% Fixed-to-Floating Senior Notes with a maturity date of August 18, 2028.
The following schedule presents the components of our long-term debt:
LONG-TERM DEBT

(In millions)	September 30, 2025	December 31, 2024

Subordinated notes [1]	$971	$946
Senior notes	499	—
Finance lease obligations	3	4
Total	$1,473	$950
1 The change in the subordinated note balance is primarily due to fair value hedge basis adjustments. See also Note 7.
Shareholders' Equity
Our common stock is traded on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market. At September 30, 2025, there were 147.6 million shares of $0.001 par value common stock outstanding. Common stock and additional paid-in capital was $1.7 billion at both September 30, 2025 and December 31, 2024.
At September 30, 2025, the AOCI balance reflected a net loss of $2.1 billion, primarily attributable to a decline in the fair value of fixed-rate AFS securities as a result of changes in interest rates. This amount includes $1.7 billion ($1.2 billion after tax) of unrealized losses associated with securities previously transferred from AFS to HTM. The following schedule presents the changes in AOCI by major component:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Nine Months Ended September 30, 2025
Balance at December 31, 2024	$(2,301)	$(78)	$(1)	$(2,380)
Other comprehensive income before reclassifications, net of tax	142	6	—	148
Amounts reclassified from AOCI, net of tax	137	39	—	176
Other comprehensive income	279	45	—	324
Balance at September 30, 2025	$(2,022)	$(33)	$(1)	$(2,056)
Income tax expense included in other comprehensive income	$91	$15	$—	$106
Nine Months Ended September 30, 2024
Balance at December 31, 2023	$(2,526)	$(165)	$(1)	$(2,692)
Other comprehensive income before reclassifications, net of tax	137	2	—	139
Amounts reclassified from AOCI, net of tax	147	70	—	217
Other comprehensive income	284	72	—	356
Balance at September 30, 2024	$(2,242)	$(93)	$(1)	$(2,336)
Income tax expense included in other comprehensive income	$93	$24	$—	$117

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Amounts reclassified from AOCI
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
AOCI components	2025	2024	2025	2024	Affected line item on statement of income

Net unrealized gains (losses) on investment securities	$(62)	$(67)	$(182)	$(195)	Securities gains (losses), net
Less: Income tax expense (benefit)	(15)	(16)	(45)	(48)
Total	$(47)	$(51)	$(137)	$(147)
Net unrealized gains (losses) on derivative instruments and other	$(15)	$(28)	$(52)	$(93)	Interest and fees on loans; Interest on short- and long-term borrowings
Less: Income tax expense (benefit)	(4)	(7)	(13)	(23)
Total	$(11)	$(21)	$(39)	$(70)
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
The following schedule presents the contractual amounts related to off-balance sheet financial instruments used to support our customers’ financing needs:

(In millions)	September 30, 2025	December 31, 2024

Unfunded lending commitments [1]	$29,383	$28,767
Standby letters of credit:
Financial	622	574
Performance	293	262
Commercial letters of credit	39	15
Total unfunded commitments	$30,337	$29,618
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At September 30, 2025, we were subject to the following material litigation:
•Two civil cases, Lifescan, Inc. and Johnson & Johnson Health Care Services v. Jeffrey C. Smith, et. al., brought against us in the United States District Court for the District of New Jersey in December 2017, and Roche Diagnostics and Roche Diabetes Care Inc. v. Jeffrey C. Smith, et. al., brought against us in the United States District Court for the District of New Jersey in March 2019. In these cases, certain manufacturers and distributors of medical products seek to hold us liable for allegedly fraudulent practices of a borrower of the Bank who filed for bankruptcy protection in 2017. Discovery is substantially complete for most parties. However, final rulings on certain dispositive motions remain outstanding, and other dispositive motions have yet to be filed or ruled upon. A court-ordered mediation is expected to occur in late 2025. Both cases have been set for trial in April 2027.
•Cayon and Reesor v. Zions Bancorporation, N.A. is an arbitration matter pending before Judicial Arbitration and Mediation Services. The claimants have asserted claims for unpaid overtime, meal and rest break violations, and failure to reimburse work-related expenses. They have also initiated a related action under the California Private Attorneys General Act (“PAGA”). The parties have reached a preliminary agreement to resolve the individual and collective claims raised in the arbitration and the related PAGA action. The settlement remains subject to final documentation and court approval.
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
For more information regarding our accounting for legal matters, see Note 16 of our 2024 Form 10-K.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Disaggregation of Revenue
The following schedule presents revenue from contracts with customers and provides a reconciliation to total noninterest income by operating business segment for the three months ended September 30, 2025 and 2024. Customer-related noninterest income from other sources represents revenue earned from customers that is not within the scope of the applicable accounting guidance for revenue from contracts with customers.

	Zions Bank		CB&T		Amegy
(In millions)	2025	2024	2025	2024	2025	2024

Commercial account fees	$15	$15	$8	$8	$15	$15
Card fees [1]	12	12	4	5	8	8
Retail and business banking fees	6	5	4	3	4	4
Capital markets fees and income [2]	—	—	1	—	—	—
Wealth management fees	4	5	2	1	5	4
Other customer-related fees	2	2	2	2	1	1
Total noninterest income from contracts with customers	39	39	21	19	33	32
Customer-related noninterest income from other sources	10	7	9	10	13	10
Total customer-related noninterest income	49	46	30	29	46	42
Noncustomer-related noninterest income	—	—	1	2	3	2
Total noninterest income	$49	$46	$31	$31	$49	$44

	NBAZ		NSB		Vectra
(In millions)	2025	2024	2025	2024	2025	2024

Commercial account fees	$3	$3	$3	$3	$2	$2
Card fees [1]	4	4	4	4	2	2
Retail and business banking fees	2	2	3	3	1	1
Capital markets fees and income [2]	—	—	—	—	1	—
Wealth management fees	1	1	2	2	1	1
Other customer-related fees	—	—	—	—	1	1
Total noninterest income from contracts with customers	10	10	12	12	8	7
Customer-related noninterest income from other sources	2	1	1	—	1	—
Total customer-related noninterest income	12	11	13	12	9	7
Noncustomer-related noninterest income	—	—	—	—	—	—
Total noninterest income	$12	$11	$13	$12	$9	$7

	TCBW		Other		Consolidated Bank
(In millions)	2025	2024	2025	2024	2025	2024

Commercial account fees	$1	$1	$—	$(1)	$47	$46
Card fees [1]	—	—	1	1	35	36
Retail and business banking fees	—	—	(1)	(1)	19	17
Capital markets fees and income [2]	—	—	2	2	4	2
Wealth management fees	—	—	(2)	(1)	13	13
Other customer-related fees	—	—	9	8	15	14
Total noninterest income from contracts with customers	1	1	9	8	133	128
Customer-related noninterest income from other sources	1	1	(7)	4	30	33
Total customer-related noninterest income	2	2	2	12	163	161
Noncustomer-related noninterest income	—	—	22	7	26	11
Total noninterest income	$2	$2	$24	$19	$189	$172
1 Card fees exclude costs associated with reward programs that are netted against interchange fees, as these costs fall outside the scope of the applicable accounting guidance for revenue from contracts with customers.
2 Capital markets fees and income excludes revenue related to real estate capital markets, swaps, loan syndications, foreign exchange activities, and the net CVA, as these items are not within the scope of the applicable accounting guidance for revenue from contracts with customers.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents revenue from contracts with customers and provides a reconciliation to total noninterest income by operating business segment for the nine months ended September 30, 2025 and 2024. Customer-related noninterest income from other sources represents revenue from customers that falls outside the scope of the applicable accounting guidance for revenue from contracts with customers.

	Zions Bank		CB&T		Amegy
(In millions)	2025	2024	2025	2024	2025	2024

Commercial account fees	$45	$42	$24	$23	$46	$44
Card fees [1]	37	38	13	14	22	23
Retail and business banking fees	16	14	10	9	11	10
Capital markets fees and income [2]	—	—	2	—	9	—
Wealth management fees	12	16	4	3	13	13
Other customer-related fees	6	7	6	6	4	5
Total noninterest income from contracts with customers	116	117	59	55	105	95
Customer-related noninterest income from other sources	23	16	28	26	27	25
Total customer-related noninterest income	139	133	87	81	132	120
Noncustomer-related noninterest income	2	3	4	6	8	8
Total noninterest income	$141	$136	$91	$87	$140	$128

	NBAZ		NSB		Vectra
(In millions)	2025	2024	2025	2024	2025	2024

Commercial account fees	$7	$8	$9	$10	$5	$5
Card fees [1]	11	11	12	12	7	8
Retail and business banking fees	7	6	8	7	3	3
Capital markets fees and income [2]	—	—	—	—	1	—
Wealth management fees	3	3	5	4	1	1
Other customer-related fees	1	1	1	1	4	3
Total noninterest income from contracts with customers	29	29	35	34	21	20
Customer-related noninterest income from other sources	3	2	3	1	4	—
Total customer-related noninterest income	32	31	38	35	25	20
Noncustomer-related noninterest income	(1)	—	—	5	3	—
Total noninterest income	$31	$31	$38	$40	$28	$20

	TCBW		Other		Consolidated Bank
(In millions)	2025	2024	2025	2024	2025	2024

Commercial account fees	$2	$2	$—	$1	$138	$135
Card fees [1]	1	1	2	1	105	108
Retail and business banking fees	—	—	(1)	1	54	50
Capital markets fees and income [2]	—	—	4	4	16	4
Wealth management fees	—	—	2	—	40	40
Other customer-related fees	1	1	20	17	43	41
Total noninterest income from contracts with customers	4	4	27	24	396	378
Customer-related noninterest income from other sources	2	2	(1)	16	89	88
Total customer-related noninterest income	6	6	26	40	485	466
Noncustomer-related noninterest income	—	—	49	19	65	41
Total noninterest income	$6	$6	$75	$59	$550	$507
1 Card fees exclude costs associated with reward programs that are netted against interchange fees, as these costs are not within the scope of applicable accounting guidance for revenue from contracts with customers.
2 Capital markets fees and income excludes revenue related to real estate capital markets, swaps, loan syndications, foreign exchange activities, and the net CVA, as these items are not within the scope of the applicable accounting guidance for revenue from contracts with customers.

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
12. INCOME TAXES
The effective income tax rate was 22.1% for the third quarter of 2025, compared with 22.7% for the third quarter of 2024. For the nine months ended September 30, the effective tax rates were 23.9% in 2025 and 23.5% in 2024. The tax rates during these periods were increased by the nondeductibility of certain Federal Deposit Insurance Corporation (“FDIC”) premiums, specific executive compensation, and other fringe benefits. While the FDIC insurance premiums are not deductible for tax purposes, FDIC special assessments are tax deductible. Conversely, the tax rates were reduced by nontaxable municipal interest income and nontaxable income from certain bank-owned life insurance policies.
The tax rates for the nine months ended September 30, 2025 were further impacted by the enactment of new state tax legislation across multiple jurisdictions during the first and second quarters of 2025. These legislative changes required a revaluation of our net deferred tax asset (“DTA”), which primarily arises from unrealized losses in AOCI on certain securities.
At September 30, 2025 and December 31, 2024, our net DTA totaled $756 million and $904 million, respectively. The net DTA or deferred tax liability (“DTL”) is included in either “Other assets” or “Other liabilities,” respectively, on the consolidated balance sheet.
We regularly evaluate DTAs to determine whether a valuation allowance is required, applying a “more-likely-than-not” threshold for realization. Based on this evaluation, management concluded that no valuation allowance was required at both September 30, 2025 and December 31, 2024.
13. NET EARNINGS PER COMMON SHARE
The following schedule presents basic and diluted net earnings per common share based on the weighted average outstanding shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except shares and per share amounts)	2025	2024	2025	2024
Basic:
Net income	$222	$214	$636	$568
Less common and preferred dividends	68	71	199	215
Undistributed earnings	154	143	437	353
Less undistributed earnings applicable to nonvested shares	2	2	5	4
Undistributed earnings applicable to common shares	152	141	432	349
Distributed earnings applicable to common shares	66	61	193	182
Total earnings applicable to common shares	$218	$202	$625	$531
Weighted average common shares outstanding (in thousands)	147,045	147,138	147,136	147,197
Net earnings per common share	$1.48	$1.37	$4.25	$3.61
Diluted:
Total earnings applicable to common shares	$218	$202	$625	$531
Weighted average common shares outstanding (in thousands)	147,045	147,138	147,136	147,197
Dilutive effect of stock options (in thousands)	80	12	39	5
Weighted average diluted common shares outstanding (in thousands)	147,125	147,150	147,175	147,202
Net earnings per common share	$1.48	$1.37	$4.25	$3.61

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the weighted average stock awards that were anti-dilutive and not included in the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024

Restricted stock and restricted stock units	1,837	1,696	1,795	1,652
Stock options	207	1,065	473	1,338
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
At September 30, 2025, Zions Bank operated 93 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. CB&T operated 77 branches in California, including the four FirstBank Coachella Valley, California branches we acquired in late March 2025. Amegy operated 76 branches in Texas. NBAZ operated 56 branches in Arizona. NSB operated 43 branches in Nevada. Vectra operated 33 branches in Colorado and one branch in New Mexico. TCBW operated two branches in Washington and one branch in Oregon. During the first nine months of 2025, all of the Bank's assets and revenues were located in or derived from operations within the United States.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents selected operating segment information that is regularly provided to the CODM to evaluate performance and allocate resources for the three months ended September 30, 2025 and 2024:

	Zions Bank		CB&T		Amegy
(In millions)	2025	2024	2025	2024	2025	2024
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$191	$174	$168	$155	$143	$128
Provision for credit losses	2	11	55	—	2	4
Net interest income after provision for credit losses	189	163	113	155	141	124
Noninterest income	49	46	31	31	49	44
Noninterest expense:
Salaries and employee benefits	35	34	34	31	28	27
Technology, telecom, and information processing	3	4	1	1	2	2
Occupancy and equipment, net	7	6	9	8	8	8
Other direct expenses [2]	12	16	10	9	12	12
Indirect/allocated expenses	83	80	56	50	66	62
Total noninterest expense	140	140	110	99	116	111
Income (loss) before taxes	$98	$69	$34	$87	$74	$57
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$15,230	$14,762	$15,255	$14,315	$14,317	$13,531
Total average deposits	21,108	21,386	15,656	14,643	14,559	14,633

	NBAZ		NSB		Vectra
(In millions)	2025	2024	2025	2024	2025	2024
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$66	$63	$54	$52	$35	$38
Provision for credit losses	(3)	7	(6)	(14)	(6)	2
Net interest income after provision for credit losses	69	56	60	66	41	36
Noninterest income	12	11	13	12	9	7
Noninterest expense:
Salaries and employee benefits	13	13	11	11	10	10
Technology, telecom, and information processing	1	1	2	1	1	1
Occupancy and equipment, net	3	3	3	3	3	3
Other direct expenses [2]	6	7	5	6	4	3
Indirect/allocated expenses	26	25	24	23	16	17
Total noninterest expense	49	49	45	44	34	34
Income (loss) before taxes	$32	$18	$28	$34	$16	$9
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,545	$5,647	$3,736	$3,520	$3,825	$4,106
Total average deposits	6,863	6,904	7,038	7,156	3,396	3,531

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	TCBW		Other		Consolidated Bank
(In millions)	2025	2024	2025	2024	2025	2024
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$18	$16	$(3)	$(6)	$672	$620
Provision for credit losses	4	3	1	—	49	13
Net interest income after provision for credit losses	14	13	(4)	(6)	623	607
Noninterest income	2	2	24	19	189	172
Noninterest expense:
Salaries and employee benefits	3	3	203	188	337	317
Technology, telecom, and information processing	1	—	59	56	70	66
Occupancy and equipment, net	1	1	8	8	42	40
Other direct expenses [2]	1	1	28	25	78	79
Indirect/allocated expenses	4	3	(275)	(260)	—	—
Total noninterest expense	10	8	23	17	527	502
Income (loss) before taxes	$6	$7	$(3)	$(4)	$285	$277
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$2,012	$1,833	$866	$951	$60,786	$58,665
Total average deposits	1,139	1,148	4,544	5,628	74,303	75,029
1 Interest income is shown net of interest expense consistent with the information regularly provided to the CODM and used to evaluate segment performance.
2 Includes expenses such as professional and legal services, marketing and business development, deposit insurance and regulatory expense, credit-related expense, other real estate expense, and other noninterest expense.
The following schedule presents selected operating segment information that is regularly provided to the CODM to evaluate performance and allocate resources for the nine months ended September 30, 2025 and 2024:

	Zions Bank		CB&T		Amegy
(In millions)	2025	2024	2025	2024	2025	2024
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$549	$506	$481	$448	$412	$355
Provision for credit losses	15	(7)	47	17	15	22
Net interest income after provision for credit losses	534	513	434	431	397	333
Noninterest income	141	136	91	87	140	128
Noninterest expense:
Salaries and employee benefits	105	105	101	95	87	82
Technology, telecom, and information processing	11	11	4	4	6	6
Occupancy and equipment, net	20	20	25	24	25	24
Other direct expenses [2]	46	55	31	32	37	42
Indirect/allocated expenses	244	245	162	149	193	186
Total noninterest expense	426	436	323	304	348	340
Income (loss) before taxes	$249	$213	$202	$214	$189	$121
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$15,026	$14,792	$15,037	$14,203	$14,144	$13,331
Total average deposits	21,048	21,010	15,166	14,530	14,647	14,705

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2025	2024	2025	2024	2025	2024
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$194	$185	$160	$150	$106	$109
Provision for credit losses	(15)	11	(2)	(12)	3	(4)
Net interest income after provision for credit losses	209	174	162	162	103	113
Noninterest income	31	31	38	40	28	20
Noninterest expense:
Salaries and employee benefits	40	40	34	35	30	30
Technology, telecom, and information processing	3	3	4	4	2	2
Occupancy and equipment, net	8	8	8	8	9	9
Other direct expenses [2]	20	21	14	16	10	11
Indirect/allocated expenses	77	76	71	70	51	52
Total noninterest expense	148	148	131	133	102	104
Income (loss) before taxes	$92	$57	$69	$69	$29	$29
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,606	$5,631	$3,711	$3,525	$3,872	$4,078
Total average deposits	6,891	6,897	7,112	7,187	3,400	3,486

	TCBW		Other		Consolidated Bank
(In millions)	2025	2024	2025	2024	2025	2024
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$52	$45	$(10)	$5	$1,944	$1,803
Provision for credit losses	2	6	1	(2)	66	31
Net interest income after provision for credit losses	50	39	(11)	7	1,878	1,772
Noninterest income	6	6	75	59	550	507
Noninterest expense:
Salaries and employee benefits	10	9	608	570	1,015	966
Technology, telecom, and information processing	1	1	174	163	205	194
Occupancy and equipment, net	2	2	26	24	123	119
Other direct expenses [2]	4	4	87	77	249	258
Indirect/allocated expenses	11	8	(809)	(786)	—	—
Total noninterest expense	28	24	86	48	1,592	1,537
Income (loss) before taxes	$28	$21	$(22)	$18	$836	$742
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$1,999	$1,772	$903	$957	$60,298	$58,289
Total average deposits	1,140	1,126	5,090	5,267	74,494	74,208
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 4. CONTROLS AND PROCEDURES
Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures at September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at September 30, 2025. There were no changes in our internal control over financial reporting during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 10 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A. Risk Factors in our 2024 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased [1]	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs

July	—	$—	—
August	590	$54.83	—
September	1,286	$57.19	—
Third quarter 2025	1,876	$56.45	—
1 Includes amounts related to common shares acquired in connection with our stock compensation plan. These shares were acquired from employees to cover their payroll taxes and stock option exercise costs upon the exercise of stock options.
ITEM 5. OTHER INFORMATION
None of our directors or officers have adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement during the three months ended September 30, 2025. Our directors and officers participate in certain of our benefits plans such as our Omnibus Incentive Plan and Payshelter 401(k) and Employee Stock Ownership Plan, and may from time to time make elections to have shares withheld to cover withholding taxes or pay the exercise price of options granted thereunder, which elections may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements as defined in Item 408(c) of Regulation S-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 6. EXHIBITS
a.Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

10.1	Zions Bancorporation 2025-2027 Value Sharing Plan (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

101
Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in Inline XBRL (i) the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2025 and September 30, 2024, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and September 30, 2024, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2025 and September 30, 2024, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and September 30, 2024, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: November 6, 2025