Form 10-K
period 2025-12-31
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2026-02-24
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
•If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
•Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
•If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
•Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
•Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate Market Value of Common Stock Held by Non-affiliates at June 30, 2025: $7,521,166,801
Number of Common Shares Outstanding at February 9, 2026: 147,888,829 shares
Number of Registered Common Shareholders at February 9, 2026: 3,313 shareholders
Documents Incorporated by Reference:
Part III: Items 10-14 — Proxy Statement for the 2026 Annual Meeting of Shareholders to be held May 1, 2026.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	Fintech	Financial Technology Company
AFS	Available-for-Sale	FRB	Federal Reserve Board
AI	Artificial Intelligence	FX	Foreign Exchange
ALCO	Asset Liability Committee	GAAP	Generally Accepted Accounting Principles
ALLL	Allowance for Loan and Lease Losses	GCF	General Collateral Funding
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	HECL	Home Equity Credit Line
AML	Anti-Money Laundering	HTM	Held-to-Maturity
AOCI	Accumulated Other Comprehensive Income	IPO	Initial Public Offering
ASC	Accounting Standards Codification	IRS	Internal Revenue Service
ASU	Accounting Standards Update	ISDA	International Swaps and Derivative Association
ATM	Automated Teller Machine	KBW	Keefe, Bruyette & Woods, Inc.
BOLI	Bank-Owned Life Insurance	KRX	KBW Regional Bank Index
bps	Basis Points	LEED	Leadership in Energy and Environmental Design
BSA	Bank Secrecy Act	LTV	Loan-to-Value
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	MD&A	Management’s Discussion and Analysis
CET1	Common Equity Tier 1	NASDAQ	National Association of Securities Dealers Automated Quotations
CFPB	Consumer Financial Protection Bureau	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
CIRCIA	Cyber Incident Reporting for Critical Infrastructure Act	NDFI	Nondepository Financial Institution
CISA	Cybersecurity and Infrastructure Agency	NIM	Net Interest Margin
CISO	Chief Information Security Officer	NM	Not Meaningful
CLTV	Combined Loan-to-Value Ratio	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
CMC	Capital Management Committee	OCC	Office of the Comptroller of the Currency
CODM	Chief Operating Decision Maker	OCI	Other Comprehensive Income
COSO	Committee of Sponsoring Organizations of the Treadway Commission	OREO	Other Real Estate Owned
CRA	Community Reinvestment Act	PCAOB	Public Company Accounting Oversight Board
CRE	Commercial Real Estate	PCD	Purchase Credit Deteriorated
CSA	Credit Support Annex	PEI	Private Equity Investment
CSV	Cash Surrender Value	PPNR	Pre-provision Net Revenue
CVA	Credit Valuation Adjustment	ROC	Risk Oversight Committee
DTA	Deferred Tax Asset	ROU	Right-of-Use
DTL	Deferred Tax Liability	RSU	Restricted Stock Unit
EaR	Earnings at Risk	RULC	Reserve for Unfunded Lending Commitments
EPS	Earnings per Share	S&P	Standard and Poor’s
ERM	Enterprise Risk Management	SBA	U.S. Small Business Administration
ERMC	Enterprise Risk Management Committee	SBIC	Small Business Investment Company
ETO	Enterprise and Technology Operations	SEC	Securities and Exchange Commission
EVE	Economic Value of Equity	SOFR	Secured Overnight Financing Rate
FAMC	Federal Agricultural Mortgage Corporation, or “Farmer Mac”	TCBW	The Commerce Bank of Washington, a division of Zions Bancorporation, National Association
FDIC	Federal Deposit Insurance Corporation	U.S.	United States
FDICIA	Federal Deposit Insurance Corporation Improvement Act	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
FHLB	Federal Home Loan Bank	VIE	Variable Interest Entity
FICO	Fair Isaac Corporation	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
PART I
FORWARD-LOOKING INFORMATION
This annual report contains “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. These statements reflect management’s current expectations and assumptions regarding future events and outcomes. However, they are inherently subject to known and unknown risks, uncertainties, and other factors that could cause actual results, performances, achievements, industry developments, or regulatory outcomes to differ materially from those expressed or implied. Forward-looking statements may include, among others:
•Statements concerning the beliefs, plans, objectives, goals, targets, commitments, designs, guidelines, expectations, anticipations, and future financial condition, operating results, and performance of Zions Bancorporation, National Association, and its subsidiaries (collectively “Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”); and
•Statements preceded or followed by, or that include, terminology such as “may,” “might,” “can,” “continue,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “forecast,” “expect,” “intend,” “target,” “commit,” “design,” “plan,” “project,” “will,” or similar words and expressions, including their negative forms.
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
•Changes in general industry, political, and economic conditions, including increases in the national debt, elevated or persistent inflation, economic slowdowns or recessions, and other macroeconomic challenges; changes in interest rates or reference rates, which could negatively impact our revenues and expenses, the valuation and performance of our assets and liabilities, and the availability and cost of capital and liquidity;
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
•Changes in our credit ratings;
•The growing presence of credit unions, financial technology companies (“fintechs”), and other emerging competitors within the financial services industry, including in the markets in which we operate;
•Our ability to innovate and address competitive pressures and other factors that may affect aspects of our business, such as pricing, the relevance of and demand for our products and services, and our ability to recruit and retain talent;
•The potential for both positive and disruptive impacts of emerging technologies, including stablecoins and other digital currencies, tokenized deposits, blockchain, artificial intelligence (“AI”), quantum computing, and related innovations affecting both us and the banking industry;

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
•The occurrence of fraud, theft, or other forms of misconduct perpetrated by external parties, including customers and business partners, or by our own employees;
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
•Natural disasters, pandemics, wildfires, catastrophic events, and other emergencies and incidents, and their impact on our operations, our customers’ business, and the communities we serve, including the increasing difficulty and expense of obtaining property, auto, business, and other insurance products;
•Diverging and evolving policy, legal, regulatory, and political developments—combined with differing stakeholder perspectives related to governance, environmental, and social matters—may subject us to potentially conflicting requirements and expectations;
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
•Adverse news and other expressions of negative public opinion—whether directed at us, other financial institutions, the banking industry, or the broader market—that may adversely affect our reputation and the industry more broadly; and
•Other assumptions, risks, or uncertainties described in this annual report, including in Part I, Item 1A. Risk Factors, and other Securities and Exchange Commission (“SEC”) filings.
We caution against placing undue reliance on forward-looking statements, as they reflect our views only as of the date they are issued. Except as required by law, we expressly disclaim any obligation to update any factors or publicly announce revisions to forward-looking statements to reflect future events or developments.
ITEM 1. BUSINESS
DESCRIPTION OF BUSINESS
Zions Bancorporation, National Association (“Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”) is a bank headquartered in Salt Lake City, Utah, with annual net revenue (net interest income and noninterest income) of $3.4 billion in 2025, and total assets of approximately $89 billion at December 31, 2025. We provide a wide range of banking products and related services, primarily in 11 Western states: Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. At December 31, 2025, we had more than one million customers, served through 407 branches and various online, mobile, and digital channels, and we had 9,195 full-time equivalent employees.
Our operations are organized principally through seven separately managed, geographically defined bank divisions, which we refer to as “affiliates,” or “affiliate banks,” each operating under its own local brand and management team: Zions Bank; California Bank & Trust (“CB&T”); Amegy Bank (“Amegy”); National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”); and The Commerce Bank of

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Washington (“TCBW”), which also operates as The Commerce Bank of Oregon in Oregon. These affiliate banks constitute our primary operating segments.
We emphasize local authority and accountability, including locally informed pricing and product customization, to maximize customer satisfaction, strengthen community relationships, and improve profitability and shareholder returns.
The affiliate banks are supported by an enterprise-level segment—referred to as the “Other” segment— which provides governance and risk oversight, capital allocation, and strategic objectives, and includes centralized technology infrastructure, back-office operations, and certain business lines that are not managed through the affiliate structure. For more information about our segments, see “Operating Segment Results” in Management’s Discussion and Analysis (“MD&A”) on page 45 and Note 22 of the Notes to Consolidated Financial Statements.
PRODUCTS AND SERVICES
We strive to cultivate enduring relationships with our customers by offering competitive products and delivering high-quality service. Establishing and maintaining these relationships is fundamental to understanding and fulfilling our customers’ evolving needs. Our portfolio of products and services—whether provided through digital platforms or traditional channels—include the following:
Commercial and Small Business Banking
We support a broad range of commercial customers, primarily small- and medium-sized businesses. Our suite of products and services includes:
•Commercial, industrial, and owner-occupied lending and leasing, including SBA 7(a) and 504 lending programs
•Municipal and public finance services
•Depository account and cash management services
•Commercial and small business credit cards, along with merchant processing services
•Corporate trust services
•Correspondent banking and international lending services
Capital Markets and Investment Banking
We offer customized financing solutions to help customers raise capital efficiently, execute strategic transactions, and manage exposure to financial markets. Our capital markets offerings include:
•Loan syndication and private credit placement services
•Interest rate and commodities risk management and foreign exchange services
•Fixed income and equity securities underwriting
•Mergers and acquisitions advisory services
•Strategic advisory and capital raising services
•Commercial mortgage-backed securities conduit lending
•Power and project finance solutions
Commercial Real Estate (“CRE”) Lending
We offer financing solutions secured by commercial real estate, serving a broad spectrum of borrowers. Our products include:
•Term and construction/land development financing, including, but not limited to, the following collateral types:
◦Multifamily, industrial, retail, and office properties
◦Residential single-family, community development, and affordable housing projects

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Retail Banking
We provide a wide range of quality retail banking products and services, including:
•Residential mortgage lending
•Home equity lines of credit
•Personal lines of credit and installment loans
•Depository account services
•Consumer credit cards
•Personal trust services
Wealth Management
Our wealth management solutions are designed to provide planning-driven strategies, personalized advisory services, and sophisticated asset management capabilities. Services primarily include:
•Investment management
•Fiduciary and estate planning
•Advanced business succession and estate planning solutions
COMPETITION
We operate in a highly competitive environment. Our primary competitors for loans, deposits, and other banking services generally include commercial banks, credit unions, fintechs, and private credit or debt funds. Many of these financial institutions lack a physical presence within our geographic footprint, but actively pursue business through digital channels and other remote means. Credit unions, however, are particularly prominent, active, and competitive within several of our footprint states, including Utah and Idaho, which heightens local competition for customers and deposits.
Additional competition arises from finance companies, mutual fund providers, insurance companies, brokerage firms, securities dealers, investment banks, nondepository financial institutions (“NDFIs”), and other nontraditional financial institutions. Many of these competitors operate under fewer regulatory constraints and possess greater capabilities to develop, deploy, and deliver innovative financial products, services, and technologies. They may also benefit from lower operating costs, tax advantages, and reduced regulatory burdens.
The financial services industry is experiencing rapid technological transformation, marked by the continual introduction of new technology-driven products and services. These innovations include advanced methods for customers to make payments and manage accounts, such as mobile payment solutions, digital wallets, and digital assets.
Our competitive strengths lie in the quality of service we provide, our deep understanding of the local communities we serve, the accessibility of our branch and office network, the breadth of our products and services offerings, and the strength of our customer relationships. We strive to compete effectively in these areas to remain successful.
SUPERVISION AND REGULATION
The banking and financial services industry in which we operate is highly regulated. These regulations are designed to promote the safety, soundness, and stability of financial institutions, while safeguarding the interests of customers, depositors, communities, the Deposit Insurance Fund, and the broader financial system. These regulations are generally not intended to protect shareholders, investors, or non-depositor creditors.
Federal banking laws and regulations grant regulatory agencies broad authority to supervise and influence many aspects of the financial services industry. Furthermore, changes to applicable laws or regulations—along with the manner in which they are interpreted, implemented, or enforced—are inherently unpredictable and could materially impact our operations and financial performance.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
General
We are governed by the National Bank Act and other statutes applicable to national banks, and we are subject to the regulatory oversight of the Office of the Comptroller of the Currency (“OCC”), the Consumer Financial Protection Bureau (“CFPB”), and the Federal Deposit Insurance Corporation (“FDIC”). Additionally, the Bank and certain of our subsidiaries are regulated by various other federal and state agencies, each of which may exercise significant supervisory and examination authority over our operations. For example, the Bank's investment advisory subsidiary, our broker-dealer operations, and certain capital markets activities are subject to regulation by the SEC. Our brokerage subsidiary is further subject to regulation by the Financial Industry Regulatory Authority, and state securities regulators.
The National Bank Act
Our corporate governance is primarily subject to the National Bank Act and related regulations administered by the OCC. As a national bank, we are not directly governed by the Securities Act of 1933 (“Securities Act”) with respect to securities matters; instead, we comply with OCC regulations that establish requirements for securities offerings and related reporting obligations.
Our common stock and certain other securities are registered under the Securities Exchange Act of 1934 (“Exchange Act”), which authorizes the OCC to administer and enforce specific provisions of the Exchange Act applicable to national banks. Notwithstanding this regulatory framework, we voluntarily submit filings required under the Exchange Act to the SEC. The statutory and regulatory frameworks applicable to us as a national bank are comparatively less developed than the corporate and securities law frameworks that govern many other publicly traded companies.
Capital Standards – Basel III Framework
We are subject to regulatory capital standards, including risk-based capital requirements established by the OCC under the Basel III framework. At December 31, 2025, we exceeded all capital adequacy requirements under the Basel III capital framework, which includes specific risk-based capital ratio requirements prescribed by the OCC. The Basel III capital rules define the components of regulatory capital and incorporate factors such as risk weightings that influence capital ratio calculations for banking institutions.
Under the Basel III capital rules, we are required to maintain minimum capital ratios, along with a 2.5% capital conservation buffer intended to absorb losses during periods of economic stress. This buffer is composed entirely of common equity Tier 1 (“CET1”). Financial institutions with CET1 ratios above the minimum but below the buffer threshold are subject to limitations on dividend distributions, equity repurchases, and discretionary compensation. The extent of these restrictions is determined by the size of the shortfall and the institution’s “eligible retained income,” defined as the greater of (1) net income over the preceding four quarters, adjusted for distributions and related tax effects not reflected in net income, or (2) the average net income over the same four-quarter period.
For more information about our capital ratios, see “Capital Management” in MD&A on page 80.
Prompt Corrective Action
The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires that each federal banking agency take prompt corrective action to address deficiencies in insured depository institutions, particularly those that fall below established minimum capital ratio thresholds. Under FDICIA, the FDIC has implemented regulations that classify insured depository institutions into five capital categories based on their capital ratios: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.
Under the prompt corrective action provisions of FDICIA, as amended by the Basel III capital framework, an insured depository institution is generally considered well capitalized if it maintains a:
•CET1 capital ratio of at least 6.5%
•Tier 1 risk-based capital ratio of at least 8%
•Total risk-based capital ratio of at least 10%
•Tier 1 leverage ratio of at least 5%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Conversely, an insured depository institution is generally deemed undercapitalized if it has a:
•CET1 capital ratio below 4.5%
•Tier 1 risk-based capital ratio below 6%
•Total risk-based capital ratio below 8%
•Tier 1 leverage ratio below 4%.
Institutions classified as well capitalized, adequately capitalized, or undercapitalized, may also be reclassified to a lower capital category if the appropriate federal banking regulator determines—after providing notice and an opportunity for a hearing—that the institution is operating in an unsafe or unsound condition, or engaging in unsafe or unsound practices.
Each successive lower capital classification imposes increasingly more stringent restrictions and prohibitions. These may include limitations on asset growth, interest rates paid on deposits, the acceptance of brokered deposits, and dividend payments. Institutions that fall into any undercapitalized category are required to submit a capital restoration plan to their federal banking regulator.
At December 31, 2025, all of our capital amounts and ratios exceeded the thresholds required to be considered “well-capitalized” under the prompt corrective action framework. The following schedule presents minimum capital ratio requirements, the capital conservation buffer, our capital ratios at December 31, 2025, and the thresholds required to be considered well capitalized:
MINIMUM CAPITAL RATIO AND CAPITAL CONSERVATION BUFFER REQUIREMENTS

	December 31, 2025
	Minimum capital requirement	Capital conservation buffer	Minimum capital ratio requirement with capital conservation buffer	Current capital ratio	Minimum requirement to be “well capitalized”

CET1 to risk-weighted assets	4.5%	2.5%	7.0%	11.5%	6.5%
Tier 1 risk-based capital (i.e., CET1 plus additional Tier 1 capital) to risk-weighted assets	6.0%	2.5%	8.5%	11.6%	8.0%
Total risk-based capital (i.e., Tier 1 capital plus Tier 2 capital) to risk-weighted assets	8.0%	2.5%	10.5%	13.8%	10.0%
Tier 1 leverage ratio (i.e., Tier 1 risk-based capital) to average consolidated assets	4.0%	N/A	4.0%	9.0%	5.0%
Regulatory Developments
Basel III Endgame
In July 2023, federal banking regulators issued a proposal to implement the Basel Committee on Banking Supervision’s finalized post-crisis regulatory capital reforms. Commonly referred to as the “Basel III Endgame,” this proposal would significantly revise capital requirements for large banking organizations, defined as those with total assets of $100 billion or more. At December 31, 2025, we had $89.0 billion in total assets and do not yet meet the definition of a large banking organization. The Federal Reserve has indicated its intention to collaborate with other federal banking regulators on a revised proposal in 2026. The timing, substance, and potential impact of any re-proposal remain uncertain.
Long-term Debt
In August 2023, federal banking regulators issued a proposal to expand the long-term debt requirement to include all banks with total assets of $100 billion or more. Under the proposed rule, these banks would be required to maintain an outstanding amount of eligible long-term debt equal to the greatest of: (1) 6% of total risk-weighted assets, (2) 2.5% of total leverage exposure, or (3) 3.5% of average total assets. If our total assets were to reach

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
$100 billion or more, we would have a three-year implementation period to issue the necessary debt and comply with other requirements. The timing and structure of any final rule implementing these requirements remain uncertain.
Heightened Standards
In December 2025, the OCC proposed raising the asset threshold at which its “Heightened Standards” for safety and soundness apply—from $50 billion to $700 billion in total consolidated assets. If adopted as proposed, the Bank would no longer be subject to the Heightened Standards, including the prescriptive requirements governing covered banks’ risk governance frameworks and related activities.
Capital Planning and Stress Testing
We utilize stress testing as an important tool for informing decisions regarding the appropriate level of capital to maintain under adverse economic conditions. These tests are based on hypothetical scenarios that reflect a severity comparable to those published by the Federal Reserve Board (“FRB”). Our most recent internal stress test incorporated assumptions including:
•Rising unemployment rates
•Declining CRE values
•Higher losses on consumer loans driven by falling residential property prices
•Increased credit losses on commercial loans due to deteriorating asset values and reduced economic activity
•Additional disruptions across economic, financial, and social domains.
The results of this stress test demonstrated that, under these hypothetical conditions, we would continue to maintain capital ratios above the regulatory minimum requirements and the capital conservation buffer throughout a nine-quarter stress horizon.
Liquidity
We utilize internal liquidity stress testing as a key mechanism for establishing and managing liquidity guidelines. These guidelines address the composition of investment securities and other liquid assets, the availability of contingency funding, the concentration of funding sources, and the maturity structure of liabilities.
At December 31, 2025, our available liquidity sources exceeded the level of uninsured deposits, without requiring the sale of any investment securities. We continue to actively manage our deposit portfolio and associated funding costs in response to changes in the interest rate environment. For more information about our liquidity profile, see “Liquidity Risk Management” in MD&A on page 75.
Financial Privacy and Cybersecurity
Federal legislation and regulatory frameworks have established comprehensive requirements governing the use and protection of consumer information by banks and other financial institutions. The Gramm-Leach-Bliley Act and related regulations, among other provisions, restrict the disclosure of nonpublic personal information to unaffiliated third parties, require financial institutions to provide clear privacy notices to consumers and, in certain cases, offer consumers certain rights to opt out of specific disclosures. Additionally, these regulations require the implementation of a comprehensive cybersecurity program incorporating administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information.
We are also subject to United States (“U.S.”) federal regulations issued by federal banking regulators that require, among other things, banking organizations to notify their primary regulator as soon as possible, and no later than 36 hours, after identifying a “computer-security incident” that has materially disrupted or degraded—or is reasonably likely to materially disrupt or degrade—operations in a manner that could jeopardize the organization's viability, prevent customers from accessing deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the stability of the U.S. financial sector. In addition, federal banking regulators, the SEC,

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
and related self-regulatory organizations regularly issue guidance intended to strengthen cybersecurity risk management across financial institutions.
Under the Fair Credit Reporting Act, consumers have the right to restrict the sharing of certain information—such as credit report details and financial data collected through applications—among affiliated companies when such information is used to determine eligibility for financial products or services. Additionally, U.S. federal and state laws and regulations allow consumers to direct financial institutions not to share information regarding their transactions and experiences with affiliates or non-affiliates for marketing or non-marketing purposes. We, along with our nonbanking subsidiaries, are also subject to rules and regulations issued by the Federal Trade Commission that prohibit unfair or deceptive acts and practices, including those related to privacy and cybersecurity.
In recent years, both federal and state regulators have increased efforts to implement and enforce privacy and cybersecurity standards and regulations. For example, the Cyber Incident Reporting for Critical Infrastructure Act (“CIRCIA”), will—once rulemaking is finalized—require certain companies to report significant cyber incidents to the Cybersecurity and Infrastructure Agency (“CISA”) within 72 hours of reasonably determining that an incident has occurred, and within 24 hours of making any ransom payment resulting from a ransomware attack. On April 4, 2024, the CISA proposed a rule under the CIRCIA to clarify the scope of reportable cyber incidents and to define covered entities, expressly including financial services companies that are already required to report cyber incidents to their primary federal regulators. Although CIRCIA initially required CISA to finalize its regulations by October 4, 2025, the deadline has been extended to May 2026.
Concurrently, a growing number of states—including those in which we operate—have enacted or are considering legislation, such as the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020, which enhances consumer privacy rights, mandates data breach notifications, and requires certain financial institutions to establish robust and prescriptive cybersecurity programs. In addition, laws in all 50 U.S. states require businesses to notify consumers under certain circumstances when personal information has been compromised due to a data breach. Moreover, the U.S. Congress has considered—and is likely to continue considering—additional privacy and cybersecurity legislation that could apply to us if enacted.
The regulatory landscape surrounding privacy and cybersecurity continues to evolve rapidly and remains a key area of focus for lawmakers and financial banking regulators at both the state and federal levels.
Open Banking
In October 2024, the CFPB issued a final rule under Section 1033 of the Dodd-Frank Act, establishing new data access requirements applicable to various entities within the financial services ecosystem—including financial institutions, data aggregators, and third-party providers authorized by consumers to access financial information on their behalf. Among other provisions, the rule requires certain entities, including the Bank, to provide consumers, upon request, with access to information in their possession or control related to consumer financial products or services obtained from the Bank. The current compliance deadline for a bank of our size is April 1, 2027. We are taking steps to achieve compliance by the deadline; however, the rule is currently subject to litigation, which has been stayed while the CFPB considers revisions to or replacement of the final rule.
Resolution and Recovery Planning
The FDIC requires banks with total assets of $100 billion or more that are not affiliates of U.S. global systemically important banking organizations to submit comprehensive resolution plans, including an identified resolution strategy, every three years. Banks with total assets between $50 billion and $100 billion, including us, are required to provide more limited information every three years. Additionally, the FDIC requires that these banks submit interim supplemental information regarding resolution planning during off-cycle years. We completed and submitted our initial informational filing on October 1, 2025.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Other Regulations and Proposals
We are subject to a wide range of requirements and restrictions under both federal and state laws. These regulatory frameworks and legislative proposals encompass, but are not limited to, the following areas:
•Limitations on Dividends Payable to Shareholders — Our ability to declare and pay dividends on both common and preferred stock is subject to regulatory restrictions. For further details, see Note 15 of the Notes to Consolidated Financial Statements.
•Safety and Soundness Standards — Prescribed in FDICIA, these standards relate to internal controls, information systems, internal audit functions, loan documentation, credit underwriting practices, interest rate risk management, asset growth, executive compensation, and other operational and management standards deemed appropriate by federal banking regulators.
•Safety and Soundness Enforcement — In October 2025, the FDIC and OCC issued a proposed rule that would define the term “unsafe or unsound practice” for purposes of their enforcement authority under the Federal Deposit Insurance Act. The proposed definition focuses on whether a practice is likely to materially harm—or has already materially harmed—the financial condition of an institution.
•Approval of Acquisitions and Restrictions on Other Activities — The National Bank Act requires regulatory and shareholder approval for mergers involving national and state banks. The Act prohibits direct mergers between national banks and unaffiliated nonbank entities. Additional laws and regulations governing national banks impose similar requirements on acquisitions and permissible activities. See further discussion in “Risk Factors.”
•Limits on Interchange Fees — Under the Dodd-Frank Act, interchange fees for electronic debit transactions must be reasonable and proportionate to transaction processing costs. In October 2023, the Federal Reserve proposed amendments to Regulation II that would reduce the maximum allowable debit interchange fee by nearly 30% and implement a biennial review of the fee cap without public comment. This proposal is currently subject to litigation, which may impact its implementation. If enacted as proposed, the revised regulation could reduce our annual fee income by approximately $10 million or more.
•Limitations on Loans — Regulations impose restrictions on the aggregate dollar amount of loans that may be extended to a single borrower and its affiliates.
•Limitations on Transactions with Affiliates — Federal laws limit the nature and extent of transactions between banks and their affiliates to mitigate conflicts of interest and ensure financial stability.
•Limitations on Investments and Securities Activities — Restrictions apply to the types and amounts of permissible investments; banks may also face limitations on underwriting certain securities, including common equity.
•Branch Operations — Opening and closing branch locations is subject to regulatory approval and procedural requirements.
•Consumer Protection Laws — A number of federal and state consumer protection laws—including fair lending and truth in lending laws—provide equitable access to credit and safeguard consumers in financial transactions. As a bank with total assets exceeding $10 billion, we are subject to examination and primary enforcement authority with respect to consumer financial laws by the CFPB, which holds broad rulemaking, supervisory, and enforcement authority. These regulations often impact revenue and shareholder returns.
•Community Reinvestment Act (“CRA”) — The CRA requires banks to help meet the credit needs of the communities they serve, especially low- and moderate-income individuals. Noncompliance may result in supervisory consequences, including the denial of applications to establish or relocate branches, add subsidiaries or affiliates, or pursue mergers and acquisitions. In October 2023, federal banking regulators implemented substantial revisions to the CRA evaluation framework, making compliance more challenging. However, in July 2025, the regulators issued a joint notice of proposed rulemaking to rescind the October 2023 final rule and revert to the prior CRA framework. The earlier framework currently remains in effect due to a preliminary injunction that stayed implementation of the October 2023 rule.
•Compensation Requirements — Regulations govern the structure, timing, and documentation of incentive compensation for executives and other key personnel. These include requirements related to deferral, risk-balancing, governance, and clawback provisions—such as those under the SEC’s pay versus performance

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
disclosure rules. Deficiencies in compensation practices may influence supervisory ratings and affect our ability to pursue acquisitions or other strategic activities and may result in regulatory enforcement actions.
•Anti-Money Laundering (“AML”) Regulations — We are subject to the Bank Secrecy Act (“BSA”), Title III of the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”), and other federal laws aimed at preventing money laundering, terrorist financing, and other illicit activities. These laws require financial institutions to maintain robust policies, procedures, and controls to detect and report suspicious activity. Regulatory agencies possess broad enforcement authority, including the ability to impose significant civil and criminal penalties, restitution orders, and cease-and-desist directives under AML, BSA, and Office of Foreign Assets Control regulations.
•Tax laws — We are subject to U.S. federal, state, and applicable local tax laws governing our operations.
We are subject to the Sarbanes-Oxley Act of 2002, certain provisions of the Dodd-Frank Act, and other applicable federal and state laws and regulations. These frameworks govern critical aspects of corporate operations, including corporate governance, auditing and accounting practices, internal controls over financial reporting, and the timely and comprehensive disclosure of material corporate information.
We actively monitor emerging developments in sustainability standards, including federal and state regulations, as well as evolving expectations from our stakeholders. We strive to enhance our operations through the integration of sustainable practices that we believe deliver long-term value for our investors, customers, employees, and the communities we serve. Examples of these initiatives include:
•Development of a Leadership in Energy and Environmental Design (“LEED”) Platinum-certified technology campus and other LEED-certified facilities
•Implementation of water conservation systems
•Adoption of remote deposit capture and electronic forms and signatures
•Financing renewable energy and energy efficiency projects
•Subsidizing employee use of public transportation
Compliance with laws and regulations such as California's Climate Corporate Data Accountability Act (SB 253)—which requires public reporting of direct and indirect greenhouse gas emissions—is expected to continue increasing operational costs and may present challenges due to potential conflicts with other state and federal requirements or restrictions on business activities in certain jurisdictions.
Corporate Governance
Our Board of Directors (“Board”) provides oversight of management’s implementation of a comprehensive corporate governance and risk management framework. This framework is supported by a robust set of policies, guidelines, and committee charters designed to promote ethical conduct, accountability, and effective oversight. Key components include:
•Corporate Governance Guidelines
•Code of Business Conduct and Ethics for Employees
•Code of Ethics for Directors
•Risk Management Framework
•Related Party Transactions Policy
•Incentive Compensation Recoupment and Clawback Policies
•Stock Ownership and Retention Guidelines
•Insider Trading Policy
•Charters for the Audit, Risk Oversight, Compensation, and Nominating and Corporate Governance Committees
Additional information regarding our corporate governance practices is available on our website at www.zionsbancorporation.com. The website is not incorporated by reference into this Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
HUMAN CAPITAL MANAGEMENT
We are committed to providing our employees with opportunities for growth, development, and leadership, while recognizing and rewarding their contributions to our collective success. Our ongoing efforts to strengthen our brand presence in the markets we serve are designed to attract and retain a high-performing workforce, which is an essential driver of our long-term success and value creation for our investors. The following strategic objectives and initiatives are integral to our human capital management efforts:
Cultivating an environment where everyone is respected and valued
We are committed to fostering a workplace where every individual is respected, valued, and empowered to succeed. Our organization prioritizes employee growth, development, and leadership potential, providing opportunities that are based on merit, qualifications, and abilities. We strive to maintain a workplace where everyone is treated with fairness and mutual respect, reinforcing our belief that every individual matters.
Attracting, developing, and retaining talent for long-term success
We are focused on attracting, developing, and retaining highly qualified individuals who reflect the diverse markets we serve. To achieve this, we prioritize three areas: (1) recruiting top talent, (2) fostering career growth and professional development, and (3) proactively building a pipeline for future leadership opportunities. As part of this strategy, we continuously evaluate emerging skill requirements to help keep our workforce equipped to meet evolving demands.
Recognizing the competitive nature of today's labor market, we actively monitor key metrics related to recruitment and retention. These insights inform our decisions on compensation and work arrangements, helping us remain responsive to the workforce environment and well-positioned for long-term success.
Aligned with our strategic objectives, we invest in employee training and development, offering access to a comprehensive suite of tools and resources designed to enhance capabilities. Our enterprise-wide learning platform offers more than 20,000 programs and resources—including digital courses and structured learning paths—enabling employees to tailor development plans to their individual goals. Our talent development framework emphasizes a balanced approach that integrates education, hands-on experience, and exposure to a broad range of job functions.
Recognizing, engaging, and rewarding our employees
Our comprehensive rewards and recognition programs are designed to acknowledge exceptional performance, strengthen employee retention, and enhance the overall employee experience through meaningful recognition and opportunities for advancement. We provide performance-based incentives to individuals who demonstrate accountability and contribute to the achievement of business objectives while maintaining a strong risk management framework.
ITEM 1A. RISK FACTORS
Our ability to generate revenue and expand our business is inherently linked to the prudent and strategic management of risk. These risks are comprehensively defined within our Risk Management Framework, which serves as the foundation for our enterprise-wide approach to risk oversight.
To promote effective governance, the Board has established several specialized committees: the Audit Committee, the Compensation Committee, and the Risk Oversight Committee (“ROC”). Additionally, the Enterprise Risk Management Committee (“ERMC”), chaired by the Chief Risk Officer and comprised of senior management, is responsible for implementing and maintaining the Risk Management Framework. These committees collectively oversee various risk categories, as defined in our risk taxonomy. These include credit risk, interest rate and market risk, liquidity risk, strategic and business risk, operational risk, technology risk, cybersecurity risk, capital/financial reporting risk, legal/compliance risk (including regulatory risk), and reputational risk.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
In the “Risk Management” section in MD&A on page 56, we describe certain policies, procedures, and internal controls designed to identify, assess, and manage these risks. However, despite these measures, we cannot guarantee that all risks will be effectively prevented or mitigated, nor can we eliminate their potential impact on our operations or financial performance.
Although not comprehensive, the following sections outline the significant risk factors that could affect our business.
CREDIT RISK
Credit quality has negatively impacted our performance in the past and may continue to do so in the future.
Credit risk is one of our most significant risks. Adverse macroeconomic conditions—such as rising or persistently elevated interest rates, heightened market volatility, or a weakening U.S. economy at both the national and local markets in which we operate—could result in, among other things, deterioration in credit quality and reduced credit demand. These developments may adversely impact income generated from our loan and investment portfolios, lead to increased charge-offs, and require higher provisions for credit losses. For example, we recently incurred significant credit losses in connection with revolving lines of credit extended to two related commercial borrowers to finance the origination and purchase of commercial and residential mortgages.
We have a concentration of risk associated with certain counterparties, which may present unique risk characteristics that could adversely impact our financial results.
Exposure to concentrations of risk among counterparties may have an adverse effect on our financial performance. Similar risk profiles across our loan and investment securities portfolios could pose additional credit risk. Additionally, concentrations involving counterparties in derivative or securities financing transactions may heighten this exposure, increasing our vulnerability to adverse developments affecting those entities.
We have a concentration of risk within our loan portfolio, including, but not limited to, loans secured by real estate, oil and gas-related lending, and leveraged and enterprise value lending. These loan types carry unique risk characteristics that could adversely impact our financial results.
We engage in CRE term and construction lending, primarily within our Western U.S. footprint. Certain CRE collateral types—particularly multifamily, industrial, and office properties—currently face elevated vacancy rates, declining property valuations, rent concessions, and increased operating costs. These market dynamics could lead to higher levels of loan delinquencies and defaults.
Additionally, our portfolio includes oil and gas-related lending, as well as leveraged and enterprise value loans across our geographic footprint. These exposures carry distinct risks, including regulatory and societal responses to environmental and climate-related concerns, commodity price volatility, and the potential for significant and sustained declines in collateral values and sector activity. Adverse developments in these portfolios could result in increased credit losses and reduced loan demand, negatively impacting both our financial performance and that of our customers.
Our business performance is highly correlated with local economic conditions in specific geographic regions of the U.S.
We operate through seven separately managed affiliate banks across our Western U.S. footprint. At December 31, 2025, our banking operations in Utah, Idaho, Texas, and California represented 77% of our commercial lending portfolio, 72% of our CRE lending portfolio, and 71% of our consumer lending portfolio.
This geographic concentration results in our financial performance being closely tied to economic conditions within these key markets. Accordingly, any adverse developments—such as economic downturns, climate-related disruptions, or natural disasters—could disproportionately affect these states, leading to higher credit losses and materially impacting our overall business operations and financial results.
For further details regarding our industry-specific lending exposures and credit risk management practices, see “Credit Risk Management” in MD&A on page 56.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
INTEREST RATE AND MARKET RISK
Adverse economic conditions could negatively affect our performance and overall financial condition.
Adverse economic conditions present significant risks to our business, potentially impacting our loan and investment portfolios, capital adequacy, operating results, and overall financial condition. A slowing economy—combined with inflationary pressures, changes in monetary and fiscal policy, fluctuating interest rates, and declining valuations of fixed-rate assets—can amplify these risks.
Additionally, external factors such as tariffs, export controls, sanctions, restrictive immigration policies, elevated unemployment, civil unrest, and other political or trade-related developments affecting domestic and global markets may heighten economic uncertainty. Collectively, these conditions could lead to reduced loan demand, higher credit losses, and lower fee income, among other adverse effects.
Failure to adequately manage interest rate risk could have a material adverse impact on our financial results.
Net interest income represents the largest component of our total revenue, and its performance is subject to a variety of external factors that can significantly influence the interest rate environment. These factors include changes in prevailing market interest rates, competitive pricing pressures for loans and deposits, unfavorable shifts in the composition of deposits and other funding sources, and volatility in interest rates driven by broader economic conditions and policy decisions by governmental and regulatory agencies—particularly the FRB. The FRB’s reduction of the federal funds rate in 2025, for example, introduced additional uncertainty into market expectations and contributed to heightened volatility in asset pricing, funding costs, and customer behavior.
A substantial portion of our balance sheet is sensitive to interest rate fluctuations. Disparities in rate sensitivity between assets and liabilities may result in unanticipated changes in their valuations, as well as related income and expense levels. Customer behavior can also significantly impact asset and liability outcomes; for instance, customers may choose to withdraw deposits or prepay loans, which can materially affect our expected cash flows. This risk has been heightened by technological advancements that enable deposits to be transferred electronically with greater ease and speed.
For more information on our approach to managing interest rate risk and market risk, see “Interest Rate and Market Risk Management” in MD&A on page 72.
LIQUIDITY RISK
Fluctuations in the availability and sources of liquidity and capital could restrict our operational flexibility and constrain future growth opportunities.
Our primary source of liquidity is customer deposits, which can be influenced by market-related forces such as increased competition, the adoption of emerging technologies—including stablecoins and tokenized deposits—and various other external factors. If we are unable to fund assets through customer deposits or access alternative funding sources on favorable terms—or if we encounter rising borrowing costs, increased FDIC insurance assessments, or are unable to manage liquidity effectively—our liquidity position, operating margins, financial condition, and overall financial performance could be materially and adversely affected.
We also rely on our investment securities portfolio as a source of contingent liquidity through cash flows, maturities, and secured borrowing capacity. The portfolio consists of instruments that can be readily pledged or converted to cash and is managed to support our asset‑liability profile by helping to mitigate interest rate mismatches between loans and deposits. Any unexpected changes in portfolio runoff, market valuations, or the availability of secured borrowing markets could adversely affect our liquidity position and the effectiveness of our asset‑liability management strategies.
The Federal Reserve’s monetary policy decisions, along with broader economic conditions, may continue to influence our liquidity position and related risk management strategies. The Federal Home Loan Bank (“FHLB”) system and Federal Reserve remain significant sources of supplementary liquidity and funding. However, access to FHLB advances is subject to specific eligibility requirements and conditions, and such funding may not always be

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
available. Furthermore, changes to FHLB or Federal Reserve funding programs could adversely affect our liquidity and the effectiveness of our risk management efforts.
Unfavorable rating actions by credit rating agencies could negatively impact our organization as well as the holders of our securities.
We access capital markets to supplement our funding sources, and our ability to do so is influenced by the credit ratings assigned to us by rating agencies. These ratings are based on various factors, including the Bank's financial strength and external conditions affecting the broader financial services industry. The interest rates applicable to our issued securities are also impacted by these credit ratings. Any downgrade of our ratings or those of our securities could result in higher funding costs and may negatively impact our liquidity position, financial condition, or the market valuation of our securities.
For more information on our approach to managing liquidity risk, including considerations related to rating agency actions, see “Liquidity Risk Management” in MD&A on page 75.
STRATEGIC AND BUSINESS RISK
Challenges experienced by other financial institutions could negatively impact the broader financial markets and, in turn, indirectly have an adverse effect on our operations.
The soundness and stability of many financial institutions are often closely interconnected through various credit, trading, clearing, or other operational relationships. As a result, concerns regarding—or an actual or threatened default by—any single institution could lead to widespread liquidity and credit problems, losses, or defaults across the broader financial system. This phenomenon, commonly referred to as “systemic risk,” may adversely affect financial intermediaries such as clearing agencies, clearing houses, banks, securities firms, and exchanges with which we regularly engage, and may therefore negatively impact our operations.
Events in the financial services industry during 2023 illustrated this dynamic. A number of regional and community banks experienced deposit outflows and heightened liquidity pressures, which in turn contributed to broad market concerns about the financial condition and creditworthiness of other institutions. These developments resulted in—and similar occurrences may again result in—significant and cascading disruptions across financial markets and the deposit environment, increased operating costs, reduced fee income, and increased volatility and downward pressure on the market value of our common stock.
We may face challenges in attracting and retaining qualified personnel or effectively fostering our corporate culture. Additionally, recruiting and compensation costs may increase as a result of evolving workplace dynamics, market conditions, economic factors, and regulatory changes.
Our ability to successfully execute strategic initiatives, deliver high-quality services, and remain competitive may be adversely affected if we are unable to recruit and retain qualified personnel, or if employee compensation and benefits expenses increase significantly. Regulatory guidance and rules issued by banking authorities impose restrictions on the structure and amount of compensation that financial institutions may offer, which can hinder our capacity to attract and retain key personnel. These constraints may place us at a disadvantage relative to competitors—particularly financial technology firms and other entities not subject to the same regulatory limitations—when competing for skilled professionals.
Additionally, broader economic conditions and evolving workforce dynamics, including shifting employee priorities, regulatory expectations, increased geographic mobility, and the adoption of remote work models, may further challenge our talent retention efforts and contribute to increased compensation demands, associated costs, or other operational challenges. Moreover, inflationary pressures have led to increased compensation costs, a trend that is expected to persist and may continue to impact our financial performance. If we experience such adverse effects with respect to our employees, our business, financial condition, and results of operations could be adversely or materially impacted.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We have undertaken, and continue to implement, significant initiatives to improve operating efficiency and strengthen our internal control environment. The ultimate success, timely completion, and overall impact of these efforts may differ significantly from expectations, and any such deviation could have a material adverse effect on our organization.
We continue to invest in a variety of strategic initiatives designed to enhance our product and service offerings while simplifying business operations. These initiatives include organizational restructuring, efficiency enhancements, and the replacement or upgrading of technology systems. These initiatives, along with other significant changes, remain ongoing and are at varying stages of development. Due to the inherent complexity of such projects, estimates related to timelines, costs, anticipated savings, operational efficiencies, and other potential outcomes are subject to change and may vary significantly. Accordingly, there can be no assurance that the expected benefits or intended results of these initiatives will be realized.
Our ability to effectively develop, adopt, implement, and deliver technological innovations may significantly impact our financial performance and could adversely affect our business.
Our ability to remain competitive increasingly depends on maintaining robust technological capabilities and continuously identifying and developing innovative, value-added products for both current and prospective customers. Competitive pressures in technology arise from traditional banking and nontraditional sources. Larger banks often benefit from greater resources and economies of scale, enabling them to maintain advanced capabilities and accelerate the development or adoption of digital and emerging technologies.
In addition, fintechs and other technology-driven platforms are expanding their presence, offering a wide variety of products and services that challenge traditional banking models. The growing experimentation with and adoption of advanced technologies—such as AI, quantum computing, tokenized deposits, blockchain, stablecoins, and other digital currencies, including the potential issuance, acceptance, and integration of central bank digital currencies—has the potential to fundamentally reshape the financial services landscape. Regulatory developments related to these emerging technologies, including the recent enactment of the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”) and the potential passage of the Digital Asset Market Clarity Act of 2025 (“CLARITY Act”), further underscore this shift. Failure to keep pace with technological advancements could adversely affect our competitive position, diminish customer satisfaction, and reduce the accessibility and relevance of our products and services.
We operate in a highly competitive environment, both in the range of products and services we provide and across the geographic markets in which we conduct business.
Consolidation in our industry—whether through smaller banks merging to create larger, more competitive institutions or through combinations of banks and non-bank entities—may intensify competitive pressures, particularly in affected regions or for specific products. To the extent we expand into new markets, we may encounter competitors with greater experience and established customer relationships, which could adversely impact our ability to compete effectively. Failure to adequately respond to these competitive dynamics could hinder our ability to attract and retain customers across our businesses.
OPERATIONAL RISK
Our operations may experience disruptions as a result of the implementation and impact of new and ongoing projects and initiatives.
We may face significant operational disruptions in connection with the execution of our various strategic projects and initiatives. Potential challenges include extended implementation timelines, budget overruns, loss of key personnel, technological issues, and processing errors. Additionally, disruptions may arise from capacity limitations, service level deficiencies, suboptimal performance, and costs associated with system replacements and upgrades.
Such issues could adversely affect our systems, operational processes, internal controls, procedures, workforce, and customer experience. In the event of a significant disruption, we could be subject to increased regulatory oversight, exposure to civil litigation, and potential financial liabilities or reputational risk. These outcomes could materially affect our control environment, operational efficiency, and overall financial performance.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We could be adversely affected by failures in our internal controls.
Despite their design and implementation, our internal controls are subject to inherent limitations and may not fully prevent or detect operational failures or misstatements in our financial statements. Such issues may arise from inadequate or failed internal processes and systems, human error or misconduct, or adverse external events. A failure in our internal controls could materially and negatively affect our financial performance and earnings. Moreover, any perceived weakness in our internal controls may undermine stakeholder confidence—including that of customers, regulators, and investors—potentially resulting in reputational harm and adverse impacts on our business operations and stock price.
We could be adversely affected by internal and external fraud schemes.
We continue to face persistent and increasingly sophisticated attempts to defraud the Bank and our customers from a variety of sources. The frequency of these schemes may increase in an adverse economic environment. Our ability to identify and prevent fraud depends on the effectiveness of our systems, processes, and personnel; however, despite the safeguards we have implemented, some fraudulent activities may still go undetected. As a result, we may not be able to detect, prevent, or mitigate all future incidents, which could lead to material financial losses. Furthermore, even in cases where we are not financially responsible for reimbursing customers for fraudulent losses, such incidents can harm our reputation and impair our ability to attract and retain customers.
Climate-related and other catastrophic events may adversely impact our organization, our customers, the broader economy, financial and capital markets, and certain industries.
The occurrence of pandemics, natural disasters, and other climate-related or catastrophic events could materially and adversely affect our operations and financial performance. We maintain substantial operations and serve a significant customer base in regions such as Utah, Texas, California, and other regions—areas which are historically susceptible to natural and other environmental disasters. These include hurricanes, tornadoes, earthquakes, wildfires, floods, mudslides, prolonged droughts, and other weather-related events, many of which may be exacerbated by the effects of climate change and occur with increasing frequency and severity. Events, such as the 2025 wildfires in Southern California, have presented physical risks to our facilities, disrupted local economic activity, and adversely affected our business and customers—particularly through reduced access to insurance and essential services. Additionally, similar events occurring in other parts of the world may also have indirect impact on our operations and customers.
We utilize models to support the Bank’s management and decision-making processes. Inaccurate assumptions or non-representative training data within these models could lead to unreliable outputs or suboptimal decisions, which could adversely affect our operations.
We utilize various models in the management of the Bank, including those used to estimate the allowance for credit losses (“ACL”), manage interest rate and liquidity risk, project stress-related losses across segments of our loan and investment portfolios, and forecast net revenue under adverse conditions. However, models are inherently subject to limitations and cannot precisely predict future outcomes. Weaknesses in model design—such as inaccurate assumptions or reliance on historical data used to “train” or calibrate models that may not reflect current or expected conditions—could lead to inaccurate or misleading outputs. Consequently, decisions based on these models may occasionally be suboptimal. For more information about our deposit models, see “Interest Rate and Market Risk Management” in MD&A on page 72.
We outsource certain operations to third-party providers, which may pose risks that could adversely affect our business and operational performance.
We rely on various external suppliers to perform operational activities that support our business operations. While these partnerships offer strategic and operational advantages, they also present a range of risks. These risks vary based on factors including the nature and volume of data accessed or processed by suppliers, the concentration of services they deliver, their exposure to downstream service providers, and the geographic locations—both domestic and international— from which services are provided. Our internal control and third-party risk management frameworks may not always provide adequate oversight or mitigate all potential exposure. Substandard performance by third-party providers can adversely affect our ability to deliver products and services effectively, disrupt business

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
continuity, and negatively impact customer experience. Moreover, replacing or identifying suitable alternatives for underperforming suppliers can be difficult and costly, particularly when swift transitions are required due to unforeseen circumstances.
Additionally, many of our suppliers have experienced operational challenges arising from inflationary pressures, wars and geopolitical conflicts, international trade policies, cyber threats, natural disasters, and other disruptive events. These external factors may, in turn, adversely affect our operations and service delivery.
For additional information about how we manage operational risk, see “Operational, Technology, and Cybersecurity Risk Management” in MD&A on page 78.
TECHNOLOGY RISK
Our operations and customer-facing services may be adversely affected by system vulnerabilities, failures, or outages.
We rely on various information technology systems to support both internal operations and customer-facing services. A vulnerability, failure, or outage affecting any of these systems could affect our ability to execute critical functions and deliver services to customers, such as online banking, mobile banking, remote deposit capture, treasury and payment services, and other services dependent on system processing. These risks are heightened as systems and software approach the end of their useful life or require increasingly frequent updates and modifications. Although we maintain well-established business continuity, disaster recovery, and crisis management protocols, these measures may not be sufficient to fully restore operations in the event of a significant system disruption. As such, we cannot ensure that such incidents will not result in significant operational or customer-facing impacts.
For risks related to technology system enhancements, see “Strategic and Business Risk” in Risk Factors on page 17.
The development and use of AI technologies present risks and challenges that could materially and adversely affect our business, financial condition, and results of operations.
We are in the early stages of integrating AI into certain aspects of our business operations with the objective of enhancing employee productivity and operational efficiency. At present, we have not implemented fully autonomous AI-driven systems in critical decision-making processes or client-facing activities. Instead, we utilize certain AI solutions to support, inform, or augment decision-making and client interactions, with all final actions subject to human oversight and review. We anticipate that AI technologies may become increasingly integrated into our operations over time. Additionally, some vendors or third-party service providers may incorporate AI within their products, services, or processes, which could indirectly impact our business.
AI models present unique risks, including the potential for “hallucinations”—instances where the system produces outputs that appear credible but are factually incorrect or misleading. Such errors may lead to inaccurate information being used in decision-making or communicated externally. AI models may also reflect biases inherent in their training data, which could lead to inaccurate outputs, inadvertent disclosure of confidential information, infringement of intellectual property rights, lack of transparency, or other adverse outcomes. The complexity of many AI models also makes them difficult to fully assess, potentially exposing us to financial liability, regulatory scrutiny, or reputational harm.
We are also exposed to risks arising from the use of AI by threat actors to commit fraud, misappropriate funds, and facilitate cyberattacks. If leveraged against us—or against other financial institutions, securities exchanges, or similar organizations—AI‑enabled threats could pose risks to our operational stability.
Any reliance on AI introduces a number of risks and challenges. The legal and regulatory environment governing AI remains uncertain and is evolving rapidly, both in the U.S. and internationally. Emerging frameworks include regulations specifically targeting AI technologies. Changes in applicable laws and regulations may require us to modify our approach to AI adoption, increase compliance costs, and heighten the risk of non-compliance. Additionally, challenges in monitoring and governing models over time—including changes in data inputs—may result in unintended deterioration in model accuracy.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
For more information about our approach to managing technology-related risks, see “Operational, Technology, and Cybersecurity Risk Management” in MD&A on page 78.
CYBERSECURITY RISK
We are exposed to risks related to information system failures and cybersecurity threats, which could adversely impact our business operations and financial performance.
We rely extensively on communications and information systems to support our business operations. These systems process and store confidential, proprietary, personal, or otherwise sensitive data, including financial and other confidential business information. Like other financial institutions, we and our customers are subject to persistent and increasingly sophisticated cyber threats from a range of threat actors, including organized cybercriminals, hackers, and state-sponsored organizations. The proliferation of advanced technologies—such as AI—alongside widespread internet connectivity and increased sophistication of the activities of threat actors has significantly heightened information security risks across the financial services industry.
Emerging technologies—including generative AI, mobile platforms, quantum computing, and cloud computing—continue to heighten operational and cybersecurity risks. The complexity and unpredictability of these technologies, as well as limited control over certain aspects of their security, present additional challenges. Threat actors employ a variety of tactics, including exploiting system vulnerabilities or misconfigurations, launching denial-of-service attacks, deploying ransomware, compromising business email systems, deceiving employees through email phishing and social engineering, and targeting our suppliers. These threats can be difficult to detect over extended periods and may be further exacerbated by the use of AI.
Third-party providers, including suppliers and their subcontractors, present operational and information security risks. These risks include potential security breaches or failures within their systems or those of their downstream partners. In such instances, we may not receive timely notification of incidents affecting our services or data, nor have the ability to participate in related investigations, disclosures, or remediation efforts. Additional risks may arise from human error, noncompliance with security protocols, or intentional misconduct by employees or third parties. Our ability to control and monitor the operational and cybersecurity measures implemented by third-party providers is limited, and under applicable laws, regulations, or contractual obligations, we may be held responsible for cyber incidents within third-party systems that impact us or our customers.
As cybersecurity threats continue to evolve, we remain committed to allocating the necessary resources in an effort to strengthen our defenses and address any information security vulnerabilities. While past cybersecurity incidents involving our systems and those of our third-party providers have not resulted in material impacts to our data, customers, or operations, we cannot guarantee that future incidents will not occur or that they will be effectively mitigated. The potential severity and consequences of such events are inherently uncertain.
Furthermore, system upgrades and enhancements may introduce risks related to implementation and integration with existing infrastructure. Given the complexity and interdependence of our technology environment, efforts to improve security can inadvertently lead to system disruptions or new vulnerabilities. Additional risks may arise if hardware and software vendors are unable to deliver timely patches or if we are unable to implement necessary updates promptly—particularly in cases where threat actors are actively exploiting known vulnerabilities.
Despite substantial investments in cybersecurity, our systems may remain susceptible to evolving threats, and our mitigation efforts may be deemed inadequate by regulatory authorities or courts. Any failure, disruption, or security incident—whether actual or perceived—affecting our communications and information technology systems or those of our third-party providers could impact our operations and services, damage our reputation, result in loss of customer business, increase regulatory scrutiny, expose us to civil litigation and financial liability, and lead to other material adverse consequences.
Furthermore, any insurance coverage we maintain may be insufficient to fully compensate for losses arising from the foregoing risks. We also cannot assure that such coverage will remain available on acceptable terms, or at all, or that insurers will not deny coverage for future claims.
For information about our cybersecurity risk management practices, see Part I, Item 1C. Cybersecurity on page 26.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CAPITAL/FINANCIAL REPORTING RISK
Internal stress testing and capital management requirements, together with provisions of the National Bank Act and OCC regulations, may limit our ability to increase dividends, repurchase shares of our stock, or access capital markets.
We utilize stress testing as an important tool for informing decisions regarding the appropriate level of capital to maintain under adverse economic conditions. These tests are based on hypothetical scenarios that reflect a severity comparable to those published by the FRB. Compliance with stress testing and other applicable regulatory requirements may require actions such as increasing capital levels, limiting dividend payments or other capital distributions to shareholders, modifying business strategies, or reducing exposure to specific asset classes. Under the National Bank Act and OCC regulations, certain capital-related transactions, including share repurchases, require prior approval from the OCC. These regulatory constraints may limit our ability to respond to and take advantage of evolving market opportunities.
Regulatory requirements, prevailing economic conditions, and other factors may require us to raise capital under circumstances or in amounts that are unfavorable to us.
We are subject to risk-based and leverage capital ratio requirements established by our federal banking regulators. These ratios may fluctuate based on broader economic conditions, our specific risk profiles, and strategic growth plans. Compliance with these capital requirements may limit our ability to pursue expansion and has, at times, required the retention of earnings or the issuance of additional capital that might otherwise have been distributed to shareholders. Moreover, legislative and regulatory frameworks introduce additional uncertainty and risks. Recent regulatory proposals—such as those aimed at significantly revising capital standards and expanding long-term debt requirements for large banking organizations—may increase our cost of capital and other financing expenses. For more information about these regulatory proposals, see “Regulatory Developments” in Supervision and Regulation on page 9.
We may be adversely affected by risks related to accounting, financial reporting, and regulatory compliance.
We are subject to risks associated with accounting, financial reporting, and regulatory compliance. The accurate reporting of our financial condition and performance requires the application of significant estimates, judgments, and interpretations of complex and evolving accounting and regulatory standards. Modifications to accounting policies or changes in applicable accounting standards could materially impact the presentation of our financial results. The ongoing identification, interpretation, and implementation of complex and frequently changing accounting and regulatory requirements represent a persistent risk to our operations.
The value of our goodwill may decline in the future.
If the fair value of a reporting unit is determined to be lower than its carrying value, we would be required to recognize a goodwill impairment charge. Such a charge may arise due to various factors, including deterioration in the economic environment, a decline in the financial performance of the reporting unit, or the emergence of new legislative or regulatory developments that were not anticipated in management’s forecasts.
We may be unable to fully realize our DTAs, which could negatively impact our operating results and overall financial performance.
At December 31, 2025, we had a net deferred tax asset (“DTA”) of $714 million. The accounting treatment for the realization of DTAs involves complex considerations and requires significant management judgment. Our ability to fully realize the value of these assets may be adversely affected if future projections of taxable income, anticipated reversals of existing deferred tax liabilities (“DTLs”), or the effectiveness of tax planning strategies do not sufficiently support their recoverability. Additionally, changes in applicable tax laws and regulations, as well as shifts in macroeconomic or market conditions, may adversely impact our financial results. Accordingly, there can be no assurance that we will be able to fully realize our DTAs.
For information about our capital management approach, see “Capital Management” in MD&A on page 80.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
LEGAL/COMPLIANCE RISK
Laws and regulations applicable to us and the broader financial services industry impose significant restrictions on our business activities, subjecting us to heightened regulatory oversight and increased compliance costs.
We, along with the broader financial services industry, have incurred—and will continue to incur—significant personnel, systems, consulting, and other costs required to comply with evolving banking regulations. For additional information regarding the regulatory frameworks applicable to us and the financial services industry generally, see “Supervision and Regulation” on page 7.
Regulators, federal and state legislatures, the current administration, the U.S. Congress, and other governing or advisory bodies continue to implement rules, laws, and policies that affect financial institutions and public companies. These measures are often intended to promote, restrict, or penalize particular activities or industries, thereby influencing their access to financial services.
Additionally, initiatives such as the current administration's recent proposal to cap credit card interest rates at 10%, along with similar federal and state proposals to limit bank fees and interest rates, may negatively affect bank profitability and limit their ability to offer certain products and services. As a provider of financial products and services across multiple industries and geographic markets, we are subject to these regulatory frameworks and may be affected by future legislative developments. Because the scope and impact of these laws and regulations continue to change, their ultimate effect on our business operations and financial performance cannot be predicted.
Although the timing and likelihood of proposed regulatory changes remain uncertain, any resulting implementation could adversely affect our operations and financial results. Potential consequences include reduced revenues and after-tax returns for financial institutions, constraints on growth, increased FDIC insurance assessments, higher taxes or fees on funding and activities, limitations on the products and services we are able to offer, increased regulatory or legal compliance costs, and potential requirements to raise additional capital under unfavorable market conditions.
Political developments—including those resulting from administrative transitions and shifts in congressional control—can introduce volatility and uncertainty, potentially leading to significant changes in the size, scope, and effectiveness of government agencies and services.
Political developments may result in rapid changes to legislation, public policy, and governmental operations. Several initiatives under the current administration could heighten uncertainty and volatility in both U.S. and global financial markets, potentially affecting the government's capacity to deliver services at historical levels. These shifts may also affect our ability to obtain timely guidance and support from regulatory authorities in managing current and emerging risks, including those related to climate-related events, cybersecurity, privacy, AI, quantum computing, digital assets, and public safety. Many proposed measures remain subject to legal challenges or require additional legislative approval prior to implementation. Consequently, the timing, scope, and ultimate impact of these developments are uncertain and may produce either favorable or adverse effects on our business operations, financial performance, and customer relationships.
Legislative, administrative, and judicial changes to tax laws, regulations, or case law could adversely affect our business operations and financial performance.
We are subject to income tax laws in the U.S., its individual states, and other jurisdictions in which we operate. These laws are inherently complex and open to varying interpretations by both taxpayers and taxing authorities. In determining our income tax provision, management exercises judgments and relies on estimates to interpret applicable statutes, related regulations, and case law. While we strive to apply reasonable interpretations of the tax laws in preparing our tax filings, these positions may be challenged during audits or reassessed based on evolving legal precedents and factual developments. Changes in tax legislation, regulatory guidance, or judicial rulings may adversely affect our effective tax rate, overall tax liabilities, and financial results. For example, provisions of the recently enacted One Big Beautiful Bill Act relating to charitable giving have affected the timing, deductibility, and amount of our contributions. Additionally, adjustments resulting from tax authority audits could negatively impact our financial position.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We may be adversely impacted by legal and governmental proceedings.
We are subject to risks arising from legal claims, litigation, and regulatory or governmental proceedings. Our exposure to such matters may increase due to a variety of factors, including economic pressures affecting customers and counterparties, a rise in claims and actions related to fraudulent schemes involving our customers, the implementation of new regulations under recently enacted legislation, changes in political leadership and priorities, and heightened enforcement and legal actions targeting financial institutions.
These proceedings may result in material adverse effects on our financial condition, operating results, or ability to conduct business. Potential consequences include unfavorable judgments, settlements, fines, civil money penalties, injunctions, operational restrictions, or other forms of relief. Although we maintain insurance coverage intended to mitigate financial exposure related to legal defense, settlements, and awards, such coverage is subject to deductibles and policy limits and may not fully offset all associated costs.
Participation in legal or regulatory matters—regardless of outcome—can also negatively impact our reputation and divert management attention from core business operations. Moreover, the financial services industry has experienced a notable increase in settlement amounts, which has adversely affected our ability to obtain insurance coverage for certain claims, raised deductible thresholds, and driven up premium costs. As a result, our financial performance is increasingly susceptible to adverse outcomes from legal proceedings.
Given the inherent uncertainty in forecasting the timing and financial impact of litigation and enforcement actions, adverse effects may occur sporadically and could be significant. Additionally, regulatory enforcement actions may influence our supervisory and CRA ratings, potentially limiting or restricting certain business activities.
The corporate and securities laws applicable to us are less developed than those governing state-chartered corporations, which may impact our ability to execute corporate transactions efficiently and effectively.
Our corporate affairs are governed by the National Bank Act, with related regulations administered by the OCC. In matters related to securities laws, the OCC enforces its own securities offering framework applicable to national banks and their securities issuances. Accordingly, our compliance with the Exchange Act is governed and enforced by the OCC.
State corporate statutes—such as those of Utah—are widely recognized, regularly updated through legislative processes, and often informed by model corporate law frameworks. Similarly, the federal securities law regime established under the Securities Act and the Exchange Act, along with the SEC’s comprehensive regulatory infrastructure, is broadly utilized by publicly traded companies.
The OCC’s statutory and regulatory frameworks, however, have been applied relatively infrequently to publicly traded banking institutions and remain less developed than the corporate and securities law regimes applicable to other public companies. While specific risks associated with operating under these frameworks are outlined below, the current lack of clarity and maturity in the OCC's approach may introduce uncertainty in the application of these rules to corporate or securities-related matters. This uncertainty could hinder our ability to execute transactions efficiently, optimally, or in some cases, at all.
Differences between the requirements of the National Bank Act and applicable state laws governing mergers could hinder our ability to execute acquisitions as efficiently or advantageously as bank holding companies and other financial institutions.
Unlike state corporate law, the National Bank Act requires shareholder approval for all mergers involving a national bank and another national or state-chartered bank, without providing exceptions for certain “minor” transactions—such as mergers between a parent company and its subsidiary, or transactions where an acquiring entity issues shares below a specified threshold to an unaffiliated party. Additionally, the National Bank Act and its implementing regulations may introduce complexities in structuring acquisitions involving nonbank entities.
These distinctions may adversely affect the ability of the Bank, and other institutions governed by the National Bank Act, to execute acquisition transactions efficiently. Furthermore, the requirement for shareholder approval in

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
all merger scenarios may place us at a competitive disadvantage in certain circumstances, particularly when competing against institutions not subject to similar constraints, whose proposals may proceed without such conditions.
We are subject to restrictions on permissible activities, which limit the scope of business we can conduct and may complicate the acquisition of other financial institutions.
Under applicable laws and regulations, banks and bank holding companies are generally restricted to engaging in activities and making investments that are closely related to banking or are financial in nature. The scope of permissible financial activities is defined under the Gramm-Leach-Bliley Act, with banks subject to more limited authorities than bank holding companies. Notably, bank holding companies may engage in insurance underwriting and merchant banking activities, whereas banks are generally restricted from these lines of business, although insurance agency, broker-dealer, and investment advisory activities remain permissible.
Our structure as a standalone bank, without a bank holding company, may present challenges in pursuing future acquisitions of financial institutions that engage in activities permitted only for bank holding companies. This structural distinction could limit our strategic ability to expand into certain financial services sectors, potentially placing us at a competitive disadvantage.
REPUTATIONAL RISK
Operational, regulatory, compliance, and legal risks may harm our business and brands.
Any of the risks outlined in the Risk Factors section may result in harm to our business and brands, including negative publicity, unfavorable public perception, increased regulatory scrutiny, deterioration of stakeholder relationships, or other adverse effects.
OTHER RISKS
Wars, international trade policies and disputes, geopolitical conflicts, and retaliatory measures imposed by the U.S. and other countries—including the responses to such actions—may significantly disrupt both domestic and foreign economies and markets.
Recent geopolitical tensions—including wars, international trade disputes, and evolving global conflicts—have introduced heightened risks to global markets, trade dynamics, economic stability, and cybersecurity. These developments have affected, and may continue to affect, the availability and pricing of commodities and products, thereby disrupting supply chains and contributing to inflationary pressures. Additionally, they have affected currency valuations, interest rates, and other financial market indicators, while increasing the likelihood of cyberattacks that could result in significant costs and operational disruptions for governments and businesses alike. The impact of these conflicts and any retaliatory actions remains fluid and unpredictable. We expect that such geopolitical instability will continue to affect the global political landscape and exert influence over both international and domestic markets for the foreseeable future.
Although our operations have not been materially disrupted to date, future developments—such as cyberattacks targeting the U.S., the Bank, our customers, or our suppliers—could pose substantial challenges to our ability to conduct business effectively.
Diverging and evolving policy, legal, regulatory, and political developments—and differing stakeholder views—related to governance, environmental, social, and other sustainability matters may subject us to potentially conflicting requirements and expectations, which could negatively affect our business and harm our brands.
There has been increased focus among policymakers, investors, and other stakeholders on corporate practices related to environmental, social, and other sustainability matters. For example, recent executive orders issued by the current administration aim to restrict or prohibit certain corporate diversity initiatives and limit the consideration of environmental and social factors by financial institutions in customer‑related decisions.
Given the differing viewpoints among stakeholders on these issues, we face increased legal, regulatory, and operational risks. We may be unable to meet the conflicting expectations of all key stakeholders, which could

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
adversely affect our business, operational results, and brands. Evolving policy, legal, regulatory, and political developments—as well as changing investor and regulatory expectations—may require adjustments to our business practices, strategies, or commitments and may increase compliance, operational, or other costs. Certain states have enacted or proposed laws addressing climate change and other sustainability issues, including climate‑related disclosure requirements. Other states have proposed or adopted laws or actions restricting the consideration of environmental and social factors in state investments and contracting.
In addition, in August 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” which states that financial services should not be denied based on constitutionally or statutorily protected beliefs, affiliations, or political views. The Executive Order directs the Treasury Secretary and federal banking regulators to address politicized or unlawful debanking activities.
These and other laws, regulations, guidance, and expectations—many of which may have broad or extraterritorial application—have subjected, and may continue to subject, us to additional or conflicting requirements across the jurisdictions in which we operate. Such developments could negatively affect our business and brands, increase regulatory, compliance, credit, and operational risks, raise associated costs, or limit our ability to operate in certain jurisdictions.
For more information, see “Other Regulations and Proposals” in Supervision and Regulation on page 12.
Prolonged congressional negotiations in Washington, D.C. regarding government funding and related issues introduce additional volatility into the U.S. economy, particularly affecting capital and credit markets and the banking industry.
Legislative efforts to enact comprehensive, long-term appropriations have encountered significant challenges in recent years, thereby increasing the risk of a federal government shutdown. These fiscal uncertainties, along with the continued growth of the national debt and ongoing congressional deliberations over fiscal policy and budget discipline, may lead to adverse outcomes, including potential downgrades to the U.S. credit rating or even a default. Such developments could introduce additional volatility across the U.S. economy, with potential effects on capital and credit markets, the banking industry, financial markets, and the interest rate environment, among other unforeseen consequences.
In the event of a federal government shutdown or related fiscal disruption, the Bank could experience material adverse effects on its liquidity position, operating margins, overall financial condition, and results of operations. The recent government shutdown during the third quarter of 2025 did not have a significant impact on our operations or financial performance.
ITEM 1B. UNRESOLVED STAFF COMMENTS
There were no unresolved written comments from the staff of the SEC or the OCC issued 180 days or more before the end of our fiscal year that pertained to our periodic or current reports filed under the Exchange Act.
ITEM 1C. CYBERSECURITY
Cybersecurity risk is the potential for adverse impacts on the confidentiality, integrity, and availability of data that is owned, stored, or processed by the Bank and the associated communications and information technology systems. The frequency and sophistication of attempts to disrupt or gain unauthorized access to our systems and those of our suppliers—commonly referred to as hacking, cybersecurity fraud, or cyberattacks—continues to grow.
Oversight of cybersecurity risk is provided by the Board and managed through the Bank’s multiple lines of defense. This includes front-line bankers, operations teams, Enterprise Risk Management (“ERM”), and internal audit functions. Cybersecurity risk is governed under an established ERM framework, which incorporates key risk indicators, enterprise-wide standards, internal controls, and self-assessments aligned with established ERM policies. These elements are subject to ongoing evaluation and are systematically measured and reported to both Board-level and senior management-level risk committees. These committees are responsible for reviewing and responding to the findings to support effective risk mitigation and governance.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The ROC is responsible for reviewing management reports concerning enterprise-wide risk management activities, including those related to cybersecurity. As part of its governance role, the ROC conducts an annual review and approval of the Bank's cybersecurity policies and programs. It also receives regular updates on key risk indicators, emerging threat trends, remediation efforts, and significant operational events.
The ROC provides ongoing reports to the Board regarding its oversight activities, including those pertaining to cybersecurity. To support these efforts, management utilizes a combination of real-time and periodic monitoring and reporting mechanisms designed to identify and respond to cybersecurity incidents. External third-party resources may also be engaged to enhance detection and response capabilities. Documented escalation procedures are routinely tested through tabletop exercises and other simulation activities. These procedures include timely notification to executive management in the event of qualifying cybersecurity incidents.
Responsibility for the direct assessment, measurement, and management of cybersecurity risks resides within the Bank's Information Security and Technology and Operations functions. These areas are led by the Chief Information Security Officer (“CISO”) and the Chief Technology and Operations Officer, who collectively bring extensive experience in cybersecurity, technology, operations, risk management, and audit, supported by experienced teams of cybersecurity, engineering, operations, and risk professionals. These teams participate in ongoing training, education, and industry certification programs to maintain the skills necessary to address evolving cybersecurity threats.
The Information Security function is responsible for establishing and maintaining the Bank’s cybersecurity framework, including threat monitoring, vulnerability management, incident response, and alignment with applicable regulatory and industry standards. The Technology and Operations function oversees the design, resilience, and control environment of the Bank’s technology infrastructure and operational processes, integrating cybersecurity considerations into enterprise systems, change management, and business continuity planning.
These functions operate within a structured governance framework that includes defined policies, independent risk oversight, internal audit review, and formal reporting routines. Cybersecurity risk assessments, key risk indicators, incident reporting, and control effectiveness metrics are regularly escalated to senior management and provided to the Board or its designated committees to support effective oversight.
To enhance the effectiveness of our cybersecurity program, we engage multiple independent third-party experts to evaluate our cybersecurity program and practices. These evaluations encompass a range of activities, including framework maturity assessments, blind penetration testing, technology health checks, cyber skill and staffing reviews, externally facilitated tabletop exercises, legal briefings from external cyber counsel, and strategic risk assessments. The results of these assessments are regularly reviewed with senior management and the ROC. Additionally, we actively participate in various cybersecurity industry forums and maintain access to law enforcement intelligence to stay informed of emerging threats and trends.
Our supply chain risk management framework incorporates cybersecurity-focused assessments of third-party vendors. We utilize commercially available services intended to continuously monitor suppliers, leveraging real-time security scoring of supplier technology services, threat intelligence, financial and geopolitical risk analysis, and other cybersecurity-related metrics. Regular reviews are conducted to assess changes in suppliers’ cybersecurity risk profiles. Additionally, ongoing threat intelligence monitoring is performed in an effort to detect potential cybersecurity incidents involving third parties. We also strive to include robust cybersecurity provisions in supplier contracts to mitigate associated risks.
In the event of a cybersecurity incident—whether identified internally or through third-party notifications—we conduct a structured assessment to determine the incident’s criticality, potential materiality, and disclosure requirements. This evaluation considers multiple factors, including service availability, operational disruption, reputational impact, regulatory and legal implications, sensitivity of affected data, and direct financial consequences.
The CISO continuously monitors these criteria to assess the potential impact of each incident, both individually and in aggregate. Established escalation protocols facilitate timely notification to senior and executive management, the Board or its relevant committees, and regulators, based on the severity and materiality of the incident.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At December 31, 2025, cybersecurity threats— including those arising from prior incidents—did not have a material impact on our business strategy, results of operations, or financial condition. Management has applied formal, documented processes designed to evaluate known cybersecurity incidents for materiality and disclosure, and has concluded that no incidents to date have met the threshold for materiality, either individually or in aggregate.
Nonetheless, we acknowledge that future cybersecurity incidents may have a material adverse effect, despite ongoing efforts to prevent or mitigate such events. For additional information regarding cybersecurity risks, see “Cybersecurity Risk” in Risk Factors on page 21.
ITEM 2. PROPERTIES
At December 31, 2025, we operated a total of 407 branches, comprising 278 owned locations and 129 leased premises. Our corporate headquarters, located in Salt Lake City, Utah, is also leased. Annual rental obligations under long-term lease agreements are calculated based on various factors, including operating expenses, maintenance costs, and applicable taxes.
For additional information regarding lease arrangements and rental payments, see Note 8 of the Notes to Consolidated Financial Statements.
ITEM 3. LEGAL PROCEEDINGS
The information contained in Note 16 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 4. MINE SAFETY DISCLOSURES
None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
PREFERRED STOCK
Our preferred stock is listed on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market under the ticker symbol “ZIONP.” We have 4.4 million authorized shares of preferred stock, without par value, each carrying a liquidation preference of $1,000 per share. At December 31, 2025, 66,139 shares of Series A preferred stock were outstanding.
In December 2024, we completed the full redemption of all outstanding shares of Series G, I, and J preferred stock, resulting in a cash payment of approximately $374 million. The redemption resulted in a one-time reduction of approximately $6 million in net earnings applicable to common shareholders, reflecting the recognition of previously capitalized preferred stock issuance costs.
For more information regarding our preferred stock, see Note 14 of the Notes to Consolidated Financial Statements.
COMMON STOCK
Market Information
Our common stock is listed on NASDAQ under the ticker symbol “ZION.” On February 9, 2026, the closing price of our common stock on NASDAQ was $65.16 per share.
Equity Capital and Dividends
As of February 9, 2026, there were 3,313 registered shareholders of record of our common stock. This figure does not reflect the actual number of beneficial owners of the Bank's stock. In January 2026, the Board declared a

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
quarterly dividend of $0.45 per common share, payable on February 19, 2026, to shareholders of record at the close of business on February 12, 2026.
Share Repurchases
In February 2025, we publicly announced a plan to repurchase up to $40 million of common shares outstanding during the fiscal year 2025, all of which were repurchased in the first quarter of 2025. We also acquired $1 million of shares during the first quarter in connection with our stock compensation plan. Repurchases in the third quarter of 2025 were limited to shares acquired solely in connection with our stock compensation plan.
The following schedule summarizes our share repurchases by quarter for the year ended December 31, 2025:
2025 SHARE REPURCHASES

Period	Total number of shares purchased [1]	Average price paid per share	Shares purchased as part of publicly announced plans

First quarter	771,368	$53.62	747,268
Second quarter	—	—	—
Third quarter	1,876	56.45	—
Fourth quarter	—	—	—
Total 2025	773,244	$53.63	747,268
1 Includes amounts related to common shares repurchased in connection with our stock compensation plan. These shares were acquired from employees to cover payroll tax obligations and stock option exercise costs incurred upon the exercise of stock options.
In January 2026, we publicly announced a plan to repurchase up to $75 million of common shares outstanding during the first quarter of 2026. For more information regarding our common stock activity, see the Consolidated Statement of Changes in Shareholders’ Equity on page 93.
Performance Graph
The following stock performance graph illustrates the five-year cumulative total return of our common stock, compared with the Standard and Poor’s (“S&P”) 500 Index, the S&P MidCap 400 Index, and the Keefe, Bruyette & Woods, Inc. (“KBW”) Regional Bank Index (“KRX”).
During the first quarter of 2024, we were removed from the S&P 500 Index and added to the S&P MidCap 400 Index. The KRX is a modified market capitalization-weighted index comprising geographically diverse regional bank and thrift stocks. It is developed and published by KBW, a nationally recognized brokerage and investment banking firm specializing in financial institutions.
The following performance graph is based on a $100 investment made on December 31, 2020, and assumes the reinvestment of all dividends.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
PERFORMANCE GRAPH FOR ZIONS BANCORPORATION, N.A.
INDEXED COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

	2020	2021	2022	2023	2024	2025

Zions Bancorporation, N.A.	100.0	149.1	119.3	111.6	142.9	159.5
KBW Regional Bank Index	100.0	136.7	127.2	126.7	143.4	152.7
S&P 500	100.0	128.7	105.4	133.0	166.3	196.0
S&P MidCap 400	100.0	124.6	108.3	126.0	143.5	154.3
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The information contained in Item 12 of this Form 10-K is incorporated by reference herein.
ITEM 6. RESERVED
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Key Corporate Objectives
Our strategic objective is to achieve balanced growth in customers, pre‑tax net income, and shareholder returns. We provide a wide range of business products and related services to a broad customer base, which helps create balance, diversify risks, and support the communities we serve. While all business lines play an important role in generating long‑term value, our strategy is centered on five key growth areas: commercial banking, small business banking, capital markets, wealth management, and consumer banking.
These growth areas are supported by six strategic enablers that guide effective execution across the organization:
1.People and Empowerment — We prioritize employee development by investing in training programs and providing our teams with the tools and resources necessary to enhance their capabilities.
2.Technology — We invest in innovative technologies to improve operational efficiency and enable us to remain competitive.
3.Marketing — We implement targeted marketing strategies to strengthen our local brands, attract new clients, deepen existing relationships, and enhance overall customer engagement.
4.Operational Excellence — We invest in and support ongoing improvements to safely and securely deliver value to our customers.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
5.Risk Management — We apply disciplined risk management practices to promote prudent decision-making and maintain appropriate oversight.
6.Data and Analytics — We invest in relevant enterprise data and analytic tools to enable informed decision-making and support localized execution.
We allocate resources to achieve our growth and profitability objectives by delivering high‑quality products and services and by strengthening our customer relationships. Serving as a trusted advisor and supporting customers’ operational needs contributes to relatively stable deposits and ongoing relationship growth.
Key strategic initiatives focus on supporting commercial customer growth, expanding small business lending, enhancing capital markets capabilities, broadening access to wealth management services, and strengthening consumer deposit relationships. Collectively, these initiatives are critical to sustaining long-term growth and stability.
As previously described, we operate through seven separately managed affiliate banks supported by an enterprise‑level “Other” segment. This organizational model is central to achieving our strategic objectives by enabling local decision‑making and strong customer focus at the affiliate level, while maintaining disciplined governance, risk management, capital allocation, and shared technology and operations at the enterprise level.
RESULTS OF OPERATIONS
Our Financial Performance
This section, along with other sections of this report, presents information regarding our 2025 financial performance, compared with the prior year. For more information about our 2024 results compared with 2023, see the relevant sections of MD&A included in our 2024 Form 10-K. Growth rates equal to or exceeding 100% are designated as not meaningful (“NM”), as they typically result from a low base period.

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions) [1]	Efficiency ratio[1]
1 For information on non-GAAP financial measures, see page 84.
Our financial performance in 2025 reflected solid growth compared with the prior year, with notable increases in net earnings applicable to common shareholders, diluted earnings per share (“EPS”), and adjusted pre-provision net revenue (“PPNR”). Diluted EPS increased to $6.01, up 21% from $4.95 in 2024, driven by higher net interest income and noninterest income, partially offset by increased noninterest expense. The efficiency ratio improved to 62.6%, compared with 64.2% in the prior year, reflecting positive operating leverage as adjusted taxable-equivalent revenue outpaced adjusted noninterest expense.
•Net interest income increased $197 million, or 8%, compared with the prior year period. This growth was primarily driven by lower funding costs and favorable shifts in the composition of average interest-earning assets. As a result, the net interest margin (“NIM”) improved to 3.21%, compared with 3.00%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
◦Average interest-earning assets increased $689 million, or 1%, primarily due to an increase in average loans and leases. This growth was partially offset by declines in average securities and average money market investments.
◦Average interest-bearing liabilities increased $178 million, or less than 1%, due to an increase in both average borrowed funds and average interest-bearing deposits.
•The provision for credit losses remained flat at $72 million in both 2025 and 2024.
•Customer-related noninterest income increased $23 million, or 4%, primarily driven by higher retail and business banking fees, capital markets fees and income, and loan-related fees and income. Excluding the impact of net credit valuation adjustment (“CVA”), customer-related noninterest income increased $32 million, or 5%, benefiting from increased capital markets customer swap fee revenue and investment banking advisory fees.
•Noncustomer-related noninterest income increased $35 million, or 57%, mainly due to an increase in net securities gains, largely resulting from valuation adjustments within our Small Business Investment Company (“SBIC”) investment portfolio.
•Noninterest expense increased $92 million, or 4%. primarily due to higher salaries and employee benefits, along with increases in other noninterest expenses, marketing and business development costs, and technology, telecom, and information processing expenses. The increase in marketing and business development expense was largely due to a $15 million contribution to our charitable foundation, which will fund donations over the next three years that otherwise would have been nondeductible under recent tax law changes effective January 1, 2026. These increases were partially offset by lower deposit insurance and regulatory expenses.
•Total loans and leases increased $1.5 billion, or 3%, primarily due to growth in the commercial and industrial, term CRE, and consumer 1-4 family residential loan portfolios.
◦Net loan and lease charge-offs totaled $89 million, or 0.15% of average loans and leases, compared with $60 million, or 0.10%, in 2024. The increase was primarily driven by a $50 million loss associated with two related commercial loans during the third quarter of 2025.
◦Nonperforming assets totaled $320 million, or 0.52% of total loans and leases and other real estate owned (“OREO”), compared with $298 million, or 0.50% in 2024. Nonperforming assets remained primarily concentrated in the commercial and industrial, term CRE, and consumer 1-4 family residential loan portfolios. Classified loans totaled $2.4 billion, or 3.91% of total loans and leases, compared with $2.9 billion, or 4.83% in the prior year.
•Total deposits decreased $579 million, or 1%. Interest-bearing deposits declined primarily due to a reduction in brokered deposits. This decline was partially offset by an increase in noninterest-bearing demand deposits, largely resulting from the migration of a consumer interest-bearing product into a new noninterest-bearing offering. Customer deposits, excluding brokered deposits, totaled $71.8 billion, compared with $71.2 billion in the prior year.
•Total borrowed funds decreased $206 million, or 4%, compared with the prior year. This decline was primarily driven by a reduction in short-term advances from the FHLB, partially offset by the issuance of $500 million in 4.70% Fixed-to-Floating Senior Notes during the third quarter of 2025.
The following schedule presents additional selected financial highlights:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
SELECTED FINANCIAL HIGHLIGHTS

(Dollar amounts in millions, except per share amounts)	2025/2024 Change	2025	2024	2023
For the Year
Net interest income	8%	$2,627	$2,430	$2,438
Noninterest income	8%	758	700	677
Total net revenue	8%	3,385	3,130	3,115
Provision for credit losses	—%	72	72	132
Noninterest expense	4%	2,138	2,046	2,097
Pre-provision net revenue [1]	15%	1,293	1,129	1,059
Adjusted pre-provision net revenue [1]	12%	1,266	1,131	1,170
Net income	15%	899	784	680
Net earnings applicable to common shareholders	21%	895	737	648
Per Common Share
Net earnings – diluted	21%	6.01	4.95	4.35
Tangible book value at year-end [1]	21%	40.79	33.85	28.30
Market price – end	8%	58.54	54.25	43.87
Market price – high	(4)%	60.77	63.22	55.20
Market price – low	4%	39.32	37.76	18.26
At Year-End
Assets	—%	88,990	88,775	87,203
Loans and leases, net of unearned income and fees	3%	60,917	59,410	57,779
Deposits	(1)%	75,644	76,223	74,961
Common equity	17%	7,114	6,058	5,251
Performance Ratios
Return on average assets		1.00%	0.88%	0.77%
Return on average common equity		13.7%	13.1%	13.4%
Return on average tangible common equity [1]		16.6%	16.2%	17.3%
Net interest margin		3.21%	3.00%	3.02%
Net charge-offs to average loans and leases		0.15%	0.10%	0.06%
Total allowance for credit losses to loans and leases outstanding		1.19%	1.25%	1.26%
Capital Ratios at Year-End
Common equity Tier 1 capital		11.5%	10.9%	10.3%
Tier 1 leverage		9.0%	8.3%	8.3%
Tangible common equity [1]		6.9%	5.7%	4.9%
Other Selected Information
Weighted average diluted common shares outstanding (in thousands)	—%	147,157	147,215	147,756
Bank common shares repurchased (in thousands)	(16)%	747	890	947
Dividends declared	6%	$1.76	$1.66	$1.64
Common dividend payout ratio [2]		29.4%	33.6%	37.8%
Capital distributed as a percentage of net earnings applicable to common shareholders [3]		34%	38%	46%
Efficiency ratio [1,4]		62.6%	64.2%	62.9%
1 See “Non-GAAP Financial Measures” on page 84 for more information.
2 The common dividend payout ratio is calculated by dividing the total common dividends paid by the net earnings applicable to common shareholders.
3 This ratio is calculated by adding common dividends paid and share repurchases for the year, then dividing the total by net earnings applicable to common shareholders.
4 Excluding the $15 million charitable contribution, the efficiency ratio for 2025 would have been 62.2%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Net Interest Income and Net Interest Margin
Net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, accounted for 78% of our net revenue (the sum of net interest income and noninterest income) in both 2025 and 2024. The NIM is calculated as net interest income as a percentage of average interest-earning assets.
NET INTEREST INCOME AND NET INTEREST MARGIN

		Amount change	Percent change		Amount change	Percent change
(Dollar amounts in millions)	2025			2024			2023

Interest and fees on loans [1]	$3,501	$(13)	—%	$3,514	$318	10%	$3,196
Interest on money market investments	186	(44)	(19)	230	42	22	188
Interest on securities	497	(52)	(9)	549	(14)	(2)	563
Total interest income	4,184	(109)	(3)	4,293	346	9	3,947
Interest on deposits	1,250	(290)	(19)	1,540	477	45	1,063
Interest on short- and long-term borrowings	307	(16)	(5)	323	(123)	(28)	446
Total interest expense	1,557	(306)	(16)	1,863	354	23	1,509
Net interest income	$2,627	$197	8	$2,430	$(8)	—	$2,438

Average interest-earning assets	$83,153	$689	1	$82,464	$480	1	$81,984
Average interest-bearing liabilities	56,239	178	—	56,061	4,185	8	51,876
		bps			bps
Net interest margin [2]	3.21%	21		3.00%	(2)		3.02%
1 Includes interest income recoveries of $10 million, $6 million, and $4 million for the respective years presented.
2 Taxable-equivalent rates used where applicable.
Net interest income increased $197 million, or 8%, relative to the same prior year period, primarily due to lower funding costs. The increase was further supported by a favorable shift in the composition of average interest-earning assets, reflecting growth in higher-yielding loans and a decline in lower-yielding securities and money market investments. As a result, the net interest margin improved to 3.21% in 2025, compared with 3.00% in 2024.
The following chart presents the changes in yields on average interest-earning assets:

YIELDS ON AVERAGE INTEREST-EARNING ASSETS
Yield/Rate %
7.00%
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
2025
2024
2023
5.84%
6.06%
5.69%
5.52%
5.33%
5.09%
5.26%
4.86%
4.56%
2.83%
2.72%
2.64%
Loans and leases
Investment securities
Money market investments
Total interest-earning assets

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The yield on average interest-earning assets, net of hedging activity, declined 17 basis points (“bps”) in 2025, compared with the prior year, reflecting lower interest rates. The net yield on average loans and leases decreased 22 bps, while the net yield on average securities declined 11 bps. Additionally, the yield on average money market investments decreased 96 bps, as the short-term nature of these assets resulted in quicker repricing in the declining interest rate environment.
The following chart presents the changes in rates paid on average interest-bearing liabilities:

RATES PAID ON AVERAGE INTEREST-BEARING LIABILITIES
6.00%
5.00%
4.00%
3.00%
2.00%
1.00%
—%
Yield/Rate %
5.07%
5.11%
4.73%
3.10%
2.46%
2.51%
2.28%
1.92%
1.87%
2.06%
1.67%
1.46%
2025
2024
2023
Interest-bearing deposits
Borrowed funds
Total deposits & interest-bearing liabilities
Total cost of deposits

The total cost of deposits decreased 39 bps, and the rate paid on total deposits and interest-bearing liabilities decreased 36 bps in 2025, compared with the prior year, reflecting the lower interest rate environment. The rates paid on interest-bearing deposits and total borrowed funds decreased 59 bps and 34 bps, respectively.
Average interest-earning assets increased $689 million, or 1%, from the prior year, as an increase in average loans and leases was partially offset by decreases in average securities and average money market investments.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average loans and leases increased $1.9 billion, or 3%, to $60.4 billion, primarily due to growth in average consumer and commercial loans. Average securities decreased $1.2 billion, or 7%, to $18.4 billion, largely due to principal reductions, net of reinvestments. The continued paydown of lower-yielding securities—consistent with the portfolio runoff that began in 2023—has improved the overall asset mix and contributed to a higher net interest margin.
Average interest-bearing liabilities increased $178 million, or less than 1%, from the prior year. This increase was primarily driven by an increase in average borrowed funds, reflecting an increase in long-term debt, partially offset by declines in short-term borrowings and security repurchase agreements.
Average deposits increased $113 million, or less than 1%, to $74.9 billion. Average interest-bearing deposits increased $52 million, while average noninterest-bearing deposits increased $61 million, representing 34% of total deposits in both 2025 and 2024.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average borrowed funds, primarily composed of secured borrowings, increased $126 million, or 2%, to $6.5 billion. This growth was driven by an increase in long-term debt, partially offset by declines in short-term advances from the FRB and security repurchase agreements. The increase in long-term debt reflects the issuance of $500 million in 4.70% Fixed-to-Floating Senior Notes in August 2025.
For more information on our investment securities portfolio and borrowed funds, and how we manage liquidity risk, refer to the “Investment Securities Portfolio” section on page 50 and the “Liquidity Risk Management” section on page 75. For further discussion of the effects of market rates on net interest income and how we manage interest rate risk, refer to the “Interest Rate and Market Risk Management” section on page 72.
The following schedule summarizes the average balances, the amount of interest earned or paid, and the applicable yields for interest-earning assets, as well as the cost of interest-bearing liabilities:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS, AND RATES

	Year Ended December 31,
	2025			2024			2023
(Dollar amounts in millions)	Average balance	Interest	Yield/ Rate [1]	Average balance	Interest	Yield/ Rate [1]	Average balance	Interest	Yield/ Rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$1,671	$73	4.37%	$1,970	$106	5.40%	$2,163	$112	5.18%
Federal funds sold and securities purchased under agreements to resell	2,420	113	4.70	2,203	124	5.62	1,358	76	5.57
Total money market investments	4,091	186	4.56	4,173	230	5.52	3,521	188	5.33
Trading securities	114	5	4.62	36	2	4.41	53	1	2.86
Investment securities:
Available-for-sale	9,109	295	3.24	9,621	332	3.46	10,900	331	3.03
Held-to-maturity	9,250	204	2.21	10,017	224	2.23	10,731	240	2.24
Total investment securities	18,359	499	2.72	19,638	556	2.83	21,631	571	2.64
Loans held for sale	168	10	NM	70	4	NM	39	2	NM
Loans and leases: [2]
Commercial	31,389	1,846	5.88	30,671	1,842	6.01	30,519	1,679	5.50
Commercial real estate	13,562	890	6.55	13,532	967	7.14	13,023	908	6.98
Consumer	15,470	794	5.14	14,344	737	5.14	13,198	639	4.84
Total loans and leases	60,421	3,530	5.84	58,547	3,546	6.06	56,740	3,226	5.69
Total interest-earning assets	83,153	4,230	5.09	82,464	4,338	5.26	81,984	3,988	4.86
Cash and due from banks	715			714			662
Allowance for credit losses on loans and debt securities	(687)			(689)			(632)
Goodwill and intangibles	1,084			1,055			1,062
Other assets	5,289			5,279			5,579
Total assets	$89,554			$88,823			$88,655
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$39,253	$842	2.14	$38,796	$1,022	2.63	$34,135	$650	1.90
Time	10,493	408	3.89	10,898	518	4.75	9,028	413	4.58
Total interest-bearing deposits	49,746	1,250	2.51	49,694	1,540	3.10	43,163	1,063	2.46
Borrowed funds:
Federal funds purchased and security repurchase agreements	1,117	47	4.28	1,309	68	5.19	3,380	169	4.98
Other short-term borrowings	4,223	188	4.46	4,458	218	4.90	4,741	241	5.08
Long-term debt	1,153	72	6.16	600	37	6.07	592	36	6.09
Total borrowed funds	6,493	307	4.73	6,367	323	5.07	8,713	446	5.11
Total interest-bearing liabilities	56,239	1,557	2.77	56,061	1,863	3.32	51,876	1,509	2.91
Noninterest-bearing demand deposits	25,127			25,066			29,703
Other liabilities	1,592			1,643			1,797
Total liabilities	82,958			82,770			83,376
Shareholders’ equity:
Preferred equity	66			423			440
Common equity	6,530			5,630			4,839
Total shareholders’ equity	6,596			6,053			5,279
Total liabilities and shareholders’ equity	$89,554			$88,823			$88,655
Spread on average interest-bearing funds			2.32%			1.94%			1.95%
Impact of net noninterest-bearing sources of funds			0.89%			1.06%			1.07%
Net interest margin		$2,673	3.21%		$2,475	3.00%		$2,479	3.02%
Memo: total cost of deposits	$74,873	1,250	1.67%	$74,760	1,540	2.06%	$72,866	1,063	1.46%
Memo: total deposits and interest-bearing liabilities	$81,366	1,557	1.92%	$81,127	1,863	2.28%	$81,579	1,509	1.87%
1 Taxable-equivalent rates used where applicable.
2 Net of unamortized purchase premiums, discounts, and deferred loan fees and costs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule summarizes year-over-year changes in net interest income on a fully taxable-equivalent basis for the periods presented. For yield calculations, average loan balances include the principal amounts of nonaccrual and restructured loans. Interest payments received on nonaccrual loans are not recognized as interest income; instead, they are applied as reductions to the outstanding principal. Additionally, interest on modified loans is generally accrued at the modified rates.
In analyzing changes in taxable-equivalent net interest income attributable to volume and rate, variances are primarily allocated to volume, with the following exceptions: (1) when both volume and rate increase, the variance is allocated proportionately between the two factors, and (2) when the rate increases and volume decreases, the variance is allocated to rate.
ANALYSIS OF CHANGES IN TAXABLE-EQUIVALENT NET INTEREST INCOME

	2025 over 2024			2024 over 2023
	Changes due to		Total changes	Changes due to		Total changes
(In millions)	Volume	Rate[1]		Volume	Rate[1]
INTEREST-EARNING ASSETS
Money market investments:
Interest-bearing deposits	$(13)	$(20)	$(33)	$(10)	$4	$(6)
Federal funds sold and securities purchased under agreements to resell	9	(20)	(11)	48	—	48
Total money market investments	(4)	(40)	(44)	38	4	42
Trading securities	3	—	3	—	1	1
Securities:
Available-for-sale	(17)	(20)	(37)	(39)	40	1
Held-to-maturity	(17)	(3)	(20)	(15)	(1)	(16)
Total securities	(34)	(23)	(57)	(54)	39	(15)
Loans held for sale	10	(4)	6	2	—	2
Loans and leases[2]
Commercial	43	(39)	4	8	155	163
Commercial real estate	4	(81)	(77)	37	22	59
Consumer	57	—	57	57	41	98
Total loans and leases	104	(120)	(16)	102	218	320
Total interest-earning assets	79	(187)	(108)	88	262	350
INTEREST-BEARING LIABILITIES
Interest-bearing deposits:
Saving and money market	12	(192)	(180)	97	275	372
Time	(16)	(94)	(110)	89	16	105
Total interest-bearing deposits	(4)	(286)	(290)	186	291	477
Borrowed funds:
Federal funds purchased and security repurchase agreements	(9)	(12)	(21)	(104)	3	(101)
Other short-term borrowings	(11)	(19)	(30)	(14)	(9)	(23)
Long-term debt	35	—	35	1	—	1
Total borrowed funds	15	(31)	(16)	(117)	(6)	(123)
Total interest-bearing liabilities	11	(317)	(306)	69	285	354
Change in taxable-equivalent net interest income	$68	$130	$198	$19	$(23)	$(4)
1 Taxable-equivalent rates used where applicable.
2 Net of unearned income and fees, net of related costs. Loans include nonaccrual and modified loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The Allowance and Provision for Credit Losses
The allowance for credit losses (“ACL”) comprises both the allowance for loan and lease losses (“ALLL”) and the reserve for unfunded lending commitments (“RULC”). The ALLL represents the estimated current expected credit losses related to the loan and lease portfolio as of the balance sheet date. The RULC represents the estimated reserve for current expected credit losses associated with off-balance sheet commitments. Changes in the ALLL and RULC, net of charge-offs and recoveries, are recognized as the provision for loan and lease losses and the provision for unfunded lending commitments, respectively, on the consolidated statement of income. The ACL for debt securities is estimated separately from loans and is included in “Investment securities” on the consolidated balance sheet.
The ACL was $724 million at December 31, 2025, compared with $741 million at December 31, 2024. The decrease in the ACL primarily reflects lower reserves associated with CRE portfolio-specific risks, partially offset by more adverse economic scenarios and increased growth in loans and commitments. The ratio of ACL to total loans and leases was 1.19% at December 31, 2025, compared with 1.25% at December 31, 2024. The following schedule illustrates the primary drivers of changes in the ACL compared with the prior year.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Our ACL estimate is derived using econometric loss models that incorporate multiple economic scenarios, including optimistic, baseline, and stressed conditions. These scenarios are weighted to determine the overall credit loss estimate, and management may adjust the weightings based on its assessment of current economic conditions and reasonable and supportable forecasts. The schedule above summarizes the key drivers of the year-over-year change in the ACL, reflecting the combined effect of economic forecasts, credit quality trends and portfolio-specific risks, and portfolio composition.
The second bar reflects the impact of changes in economic forecasts and current economic conditions, incorporating management’s judgment in determining the scenario weightings for the current period. These changes resulted in a $58 million increase in the ACL compared with the prior year, primarily driven by the increased weighting assigned to more adverse economic scenarios.
The third bar captures changes in credit quality factors, including risk grade migration, portfolio-specific risks, and specific reserves on loans. Collectively, these factors contributed to a $78 million decrease in the ACL, largely driven by reduced CRE portfolio-specific risks.
The fourth bar represents the effect of changes in the composition of the loan portfolio, including shifts in loan balances and mix, the aging of the portfolio, and other qualitative risk factors. These changes resulted in a $3 million increase in the ACL, primarily driven by $1.5 billion in period-end loan growth, partially offset by changes in the loan portfolio mix.
The provision for credit losses, which includes both the provision for loan and lease losses and the provision for unfunded lending commitments, was $72 million in both 2025 and 2024. The provision for securities losses was less than $1 million during each of those years.
For more information regarding the methodology used to determine the appropriate levels of the ALLL and RULC, see Note 6 of the Notes to Consolidated Financial Statements.
Noninterest Income
Noninterest income is comprised of revenue generated from products and services that typically do not bear an associated interest rate or yield. It is categorized as either customer-related or noncustomer-related. Customer-related noninterest income excludes items such as securities gains and losses, dividends, and insurance-related income.
Noninterest income accounted for 22% of total net revenue (the sum of net interest income and noninterest income) in both 2025 and 2024. In 2025, noninterest income increased $58 million, or 8%, relative to the prior year. The following schedule presents a comparison of the major components of noninterest income:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NONINTEREST INCOME

(Dollar amounts in millions)	2025	Amount change	Percent change	2024	Amount change	Percent change	2023

Commercial account fees	$185	$3	2%	$182	$8	5%	$174
Card fees	95	(1)	(1)	96	(5)	(5)	101
Retail and business banking fees	75	8	12	67	1	2	66
Loan-related fees and income	75	5	7	70	(9)	(11)	79
Capital markets fees and income [1]	116	6	5	110	33	43	77
Wealth management fees	57	(1)	(2)	58	—	—	58
Other customer-related fees	59	3	5	56	(5)	(8)	61
Customer-related noninterest income	662	23	4	639	23	4	616
Dividends and other income	44	2	5	42	(15)	(26)	57
Securities gains (losses), net	52	33	NM	19	15	NM	4
Noncustomer-related noninterest income	96	35	57	61	—	NM	61
Total noninterest income	$758	$58	8	$700	$23	3	$677
Adjusted customer-related noninterest income [2]	$671	$32	5	$639	$19	3	$620
1 Effective the first quarter of 2025, capital markets fees and income include the net CVA, which was previously disclosed under noncustomer-related noninterest income as fair value and nonhedge derivative income.
2 Net of CVA. For information on non-GAAP financial measures, see page 84.
Customer-related Noninterest Income
Consistent with our key corporate objectives, we prioritize strengthening and expanding both new and existing relationships by delivering high-quality products and services to commercial, small business, and consumer customers, thereby benefiting noninterest income through enhanced service offerings.
Customer-related noninterest income increased $23 million, or 4%, in 2025, compared with the prior year. Key drivers of this growth included:
•Retail and business banking fees increased $8 million, or 12%, mainly due to an increase in overdraft and deposit service fees.
•Capital markets fees increased $6 million, or 5%. Excluding the impact of net CVA, capital markets fees and income increased $15 million, or 14%, benefiting from higher customer swap fee revenue and increased investment banking advisory fees.
•Loan-related fees and income increased $5 million, or 7%, primarily due to increased loan sales activity.
•Commercial account fees increased $3 million or 2%, largely due to an increase in account analysis fees, partially offset by a decrease in merchant fees.
Noncustomer-related Noninterest Income
Noncustomer-related noninterest income increased $35 million, or 57%, in 2025, relative to the prior year. Net securities gains increased $33 million, largely attributable to valuation adjustments within our SBIC investment portfolio.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Noninterest Expense
The following schedule presents a comparison of the major components of noninterest expense:
NONINTEREST EXPENSE

(Dollar amounts in millions)	2025	Amount change	Percent change	2024	Amount change	Percent change	2023

Salaries and employee benefits	$1,350	$63	5%	$1,287	$12	1%	$1,275
Technology, telecom, and information processing	276	16	6	260	20	8	240
Occupancy and equipment, net	166	5	3	161	1	1	160
Professional and legal services	61	(3)	(5)	64	2	3	62
Marketing and business development	64	19	42	45	(1)	(2)	46
Deposit insurance and regulatory expense	64	(27)	(30)	91	(78)	(46)	169
Credit-related expense	25	—	—	25	(1)	(4)	26
Other real estate expense, net	(2)	(1)	NM	(1)	(1)	NM	—
Other	134	20	18	114	(5)	(4)	119
Total noninterest expense	$2,138	$92	4	$2,046	$(51)	(2)	$2,097
Adjusted noninterest expense (non-GAAP)	$2,122	$97	5	$2,025	$39	2	$1,986
Noninterest expense increased $92 million, or 4%, in 2025. Salaries and benefits expense accounted for approximately 63% of total noninterest expense in both 2025 and 2024. The following schedule presents the major components of salaries and employee benefits expense:
SALARIES AND EMPLOYEE BENEFITS

(Dollar amounts in millions)	2025	Amount change	Percent change	2024	Amount change	Percent change	2023

Salaries and bonuses	$1,120	$59	6%	$1,061	$4	—%	$1,057
Employee benefits:
Employee health and insurance	104	(1)	(1)	105	5	5	100
Retirement and profit sharing	52	3	6	49	(2)	(4)	51
Payroll taxes and other fringe benefits	74	2	3	72	5	7	67
Total employee benefits	230	4	2	226	8	4	218
Total salaries and employee benefits	$1,350	$63	5	$1,287	$12	1	$1,275
Full-time equivalent employees at December 31	9,195	(211)	(2)	9,406	(273)	(3)	9,679
Salaries and employee benefits expense increased $63 million, or 5%, primarily due to increased incentive compensation accruals reflecting improved profitability, along with higher base salaries and severance costs. At December 31, 2025, we had 9,195 full-time equivalent employees, representing a decrease of approximately 2% compared with the prior year.
Other drivers impacting total noninterest expense included:
•Other noninterest expense increased $20 million, primarily due to higher subscription costs, success fee accrual adjustments related to SBIC investments, impairment of certain long-lived assets, and legal settlement reserves.
•Marketing and business development expense increased $19 million, largely attributable to a $15 million donation to our charitable foundation, which will be used over the next three years to make charitable donations that otherwise would have been nondeductible as a result of recent tax law changes that became effective on January 1, 2026.
•Technology, telecom, and information processing expense increased $16 million, primarily driven by higher costs associated with application software, licensing, and maintenance.
These increases were partially offset by a $27 million reduction in deposit insurance and regulatory expense, primarily due to updated FDIC special assessment estimates.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Adjusted noninterest expense increased $97 million, or 5%, primarily due to the same factors noted above. The efficiency ratio improved to 62.6%, compared with 64.2%, reflecting positive operating leverage as adjusted taxable-equivalent revenue outpaced adjusted noninterest expense. Excluding the $15 million charitable contribution, adjusted noninterest expense for 2025 would have been $2.11 billion, resulting in an efficiency ratio of 62.2%. For information on non-GAAP financial measures, see page 84.
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
The following schedule presents the composition of our technology spend:
TECHNOLOGY SPEND

(Dollar amounts in millions)	2025	Amount change	Percent change	2024	Amount change	Percent change	2023

Technology, telecom, and information processing expense	$276	$16	6%	$260	$20	8%	$240
Less: related non-cash amortization and depreciation	(78)	1	(1)	(79)	(8)	11	(71)
Other technology-related expense	253	2	1	251	19	8	232
Capitalized technology investments	59	25	74	34	(48)	(59)	82
Total technology spend	$510	$44	9	$466	$(17)	(4)	$483
Total technology spend increased $44 million, or 9%, compared with the prior year. This increase was driven by higher capitalized technology investments associated with lending and customer-focused technology initiatives. In addition, technology, telecom, and information processing expense increased, largely reflecting the previously noted increases in application software, licensing, and maintenance costs.
Income Taxes
The following schedule summarizes the income tax expense and effective tax rates for the periods presented:
INCOME TAXES

(Dollar amounts in millions)	2025	2024	2023

Income before income taxes	$1,175	$1,012	$886
Income tax expense	276	228	206
Effective tax rate	23.5%	22.5%	23.3%
The effective tax rate was 23.5%, 22.5%, and 23.3%, for the years ended 2025, 2024, and 2023, respectively. For more information about the factors affecting our effective tax rate, the significant components of our DTAs and DTLs, and unrecognized tax benefits related to uncertain tax positions, see Note 20 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Preferred Stock Dividends
Preferred stock dividends totaled $4 million in 2025, $41 million in 2024, and $32 million in 2023. The decrease from the prior year was due to the redemption of the outstanding shares of our Series G, I, and J preferred stock during the fourth quarter of 2024. For further details, see Note 14 of the Notes to Consolidated Financial Statements.
Operating Segment Results
As described under Item 1. Business on page 5, we manage our operations through seven affiliate banks—Zions Bank, CB&T, Amegy, NBAZ, NSB, Vectra, and TCBW—which constitute our primary operating segments. Each affiliate operates in distinct geographic markets under its own local brand and management team. The affiliate banks are supported by an enterprise‑level “Other” segment, which provides governance and risk oversight, capital allocation, strategic objectives, centralized technology infrastructure, back‑office operations, and certain business lines that are not managed through the affiliate structure.
Centrally provided services are allocated to the operating segments based on estimated or actual usage of those services. Capital is allocated according to the risk-weighted assets held by each segment. We utilize an internal funds transfer pricing process to measure segment performance. This methodology is subject to ongoing refinement. For more information regarding operating segment performance, see Note 22 of the Notes to Consolidated Financial Statements.
Selected financial information for each operating segment is presented below. Ratios are calculated using amounts in thousands. All references to domestic deposits by state are based on FDIC deposit market share data for full-service institutions with at least three branches as of June 30, 2025.
Zions Bank
Zions Bank, headquartered in Salt Lake City, Utah, operated 92 branches in Utah, 25 branches in Idaho, and one branch in Wyoming at December 31, 2025. Based on domestic deposit market share in these states, Zions Bank ranked as the second largest full-service commercial bank in Utah and the fifth largest in Idaho. FDIC deposit market share data for Wyoming at June 30, 2025 was not considered meaningful.
ZIONS BANK SELECTED FINANCIAL INFORMATION

(Dollar amounts in millions)	2025	Amount change	Percent change	2024	Amount change	Percent change	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$738	$46	7%	$692	$(6)	(1)%	$698
Provision for credit losses	14	22	NM	(8)	(28)	NM	20
Noninterest income	190	3	2	187	(5)	(3)	192
Noninterest expense	570	(1)	—	571	(11)	(2)	582
Income (loss) before income taxes	344	28	9	316	28	10	288
SELECTED BALANCE SHEET DATA (at year end)
Loans:
Commercial	8,093	(162)	(2)	8,255	(269)	(3)	8,524
Commercial real estate	2,961	178	6	2,783	62	2	2,721
Consumer	3,990	170	4	3,820	278	8	3,542
Total loans	15,044	186	1	14,858	71	—	14,787
Total deposits	21,155	(169)	(1)	21,324	632	3	20,692
CREDIT QUALITY
Net loan and lease charge-offs (recoveries)	$8	11	NM	$(3)	(22)	NM	$19
Ratio of net charge-offs (recoveries) to average loans and leases	0.05%			(0.02)%			0.13%
Allowance for credit losses	$161	7	5	$154	(3)	(2)	$157
Ratio of allowance for credit losses to net loans and leases, at year end	1.07%			1.04%			1.10%
Nonperforming assets	$58	29	NM	$29	3	12	$26
Ratio of nonperforming assets to net loans and leases and other real estate owned	0.39%			0.20%			0.18%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
California Bank & Trust
California Bank & Trust, headquartered in San Diego, California, operated 77 branches across California at December 31, 2025. Based on domestic deposit market share in the state, CB&T ranked as the 13th largest full-service commercial bank in California.
In January 2025, Southern California experienced devastating wildfires. Our credit losses were insignificant, primarily due to adequate insurance coverage and our limited residential credit exposure in the affected areas.
In late March 2025, we purchased four FirstBank Coachella Valley, California branches and their associated deposit and loan accounts. In addition to the four branches, the purchase included approximately $630 million in deposits and $420 million in consumer and commercial loans.
CALIFORNIA BANK AND TRUST SELECTED FINANCIAL INFORMATION

(Dollar amounts in millions)	2025	Amount change	Percent change	2024	Amount change	Percent change	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$647	$63	11%	$584	$(18)	(3)%	$602
Provision for credit losses	53	11	26	42	(2)	(5)	44
Noninterest income	126	5	4	121	5	4	116
Noninterest expense	433	30	7	403	(8)	(2)	411
Income (loss) before income taxes	287	27	10	260	(3)	(1)	263
SELECTED BALANCE SHEET DATA (at year end)
Loans:
Commercial	7,572	277	4	7,295	(30)	—	7,325
Commercial real estate	4,228	(16)	—	4,244	(98)	(2)	4,342
Consumer	3,641	601	20	3,040	530	21	2,510
Total loans	15,441	862	6	14,579	402	3	14,177
Total deposits	15,868	1,339	9	14,529	(505)	(3)	15,034
CREDIT QUALITY
Net loan and lease charge-offs (recoveries)	$58	15	35	$43	33	NM	$10
Ratio of net charge-offs (recoveries) to average loans and leases	0.38%			0.30%			0.07%
Allowance for credit losses	$153	(14)	(8)	$167	5	3	$162
Ratio of allowance for credit losses to net loans and leases, at year end	1.01%			1.17%			1.15%
Nonperforming assets	$105	4	4	$101	19	23	$82
Ratio of nonperforming assets to net loans and leases and other real estate owned	0.68%			0.69%			0.58%
Amegy Bank
Amegy Bank, headquartered in Houston, Texas, operated 76 branches across Texas at December 31, 2025. Based on domestic deposit market share in the state, Amegy ranked as the eighth largest full-service commercial bank in Texas.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
AMEGY BANK SELECTED FINANCIAL INFORMATION

(Dollar amounts in millions)	2025	Amount change	Percent change	2024	Amount change	Percent change	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$565	$69	14%	$496	$39	9%	$457
Provision for credit losses	8	(14)	(64)	22	7	47	15
Noninterest income	189	14	8	175	(9)	(5)	184
Noninterest expense	465	9	2	456	3	1	453
Income (loss) before income taxes	281	88	46	193	20	12	173
SELECTED BALANCE SHEET DATA (at year end)
Loans:
Commercial	8,458	607	8	7,851	589	8	7,262
Commercial real estate	2,462	24	1	2,438	290	14	2,148
Consumer	3,545	(40)	(1)	3,585	(2)	—	3,587
Total loans	14,465	591	4	13,874	877	7	12,997
Total deposits	15,319	(30)	—	15,349	(42)	—	15,391
CREDIT QUALITY
Net loan and lease charge-offs (recoveries)	$5	1	25	$4	(1)	(20)	$5
Ratio of net charge-offs (recoveries) to average loans and leases	0.04%			0.03%			0.04%
Allowance for credit losses	$159	18	13	$141	2	1	$139
Ratio of allowance for credit losses to net loans and leases, at year end	1.12%			1.05%			1.08%
Nonperforming assets	$58	(18)	(24)	$76	41	NM	$35
Ratio of nonperforming assets to net loans and leases and other real estate owned	0.40%			0.55%			0.27%
National Bank of Arizona
National Bank of Arizona, headquartered in Phoenix, Arizona, operated 56 branches across Arizona at December 31, 2025. Based on domestic deposit market share in the state, NBAZ ranked as the fifth largest full-service commercial bank in Arizona.
NATIONAL BANK OF ARIZONA SELECTED FINANCIAL INFORMATION

(Dollar amounts in millions)	2025	Amount change	Percent change	2024	Amount change	Percent change	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$262	$17	7%	$245	$(4)	(2)%	$249
Provision for credit losses	(14)	(31)	NM	17	13	NM	4
Noninterest income	44	1	2	43	3	8	40
Noninterest expense	195	(1)	(1)	196	2	1	194
Income (loss) before income taxes	125	50	67	75	(16)	(18)	91
SELECTED BALANCE SHEET DATA (at year end)
Loans:
Commercial	2,530	34	1	2,496	(101)	(4)	2,597
Commercial real estate	1,560	(172)	(10)	1,732	(39)	(2)	1,771
Consumer	1,501	85	6	1,416	157	12	1,259
Total loans	5,591	(53)	(1)	5,644	17	—	5,627
Total deposits	6,968	84	1	6,884	39	1	6,845
CREDIT QUALITY
Net loan and lease charge-offs (recoveries)	$3	2	NM	$1	—	—	$1
Ratio of net charge-offs (recoveries) to average loans and leases	0.05%			0.02%			0.02%
Allowance for credit losses	$49	(24)	(33)	$73	19	35	$54
Ratio of allowance for credit losses to net loans and leases, at year end	0.88%			1.28%			1.02%
Nonperforming assets	$14	4	40	$10	(2)	(17)	$12
Ratio of nonperforming assets to net loans and leases and other real estate owned	0.25%			0.18%			0.21%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Nevada State Bank
Nevada State Bank, headquartered in Las Vegas, Nevada, operated 43 branches across Nevada at December 31, 2025. Based on domestic deposit market share in the state, NSB ranked as the fifth largest full-service commercial bank in Nevada.
NEVADA STATE BANK SELECTED FINANCIAL INFORMATION

(Dollar amounts in millions)	2025	Amount change	Percent change	2024	Amount change	Percent change	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$213	$16	8%	$197	$5	3%	$192
Provision for credit losses	(2)	9	82	(11)	(53)	NM	42
Noninterest income	52	—	—	52	7	16	45
Noninterest expense	174	(3)	(2)	177	3	2	174
Income (loss) before income taxes	93	10	12	83	62	NM	21
SELECTED BALANCE SHEET DATA (at year end)
Loans:
Commercial	1,620	94	6	1,526	180	13	1,346
Commercial real estate	770	(51)	(6)	821	(30)	(4)	851
Consumer	1,340	7	1	1,333	99	8	1,234
Total loans	3,730	50	1	3,680	249	7	3,431
Total deposits	7,236	157	2	7,079	(60)	(1)	7,139
CREDIT QUALITY
Net loan and lease charge-offs (recoveries)	$3	(4)	(57)	$7	4	NM	$3
Ratio of net charge-offs (recoveries) to average loans and leases	0.08%			0.20%			0.09%
Allowance for credit losses	$46	(7)	(13)	$53	(13)	(20)	$66
Ratio of allowance for credit losses to net loans and leases, at year end	1.24%			1.49%			1.95%
Nonperforming assets	$34	(8)	(19)	$42	(4)	(9)	$46
Ratio of nonperforming assets to net loans and leases and other real estate owned	0.91%			1.14%			1.34%
Vectra Bank Colorado
Vectra Bank Colorado, headquartered in Denver, Colorado, operated 33 branches in Colorado and one branch in New Mexico at December 31, 2025. Based on domestic deposit market share in the state, Vectra ranked as the 15th largest full-service commercial bank in Colorado. FDIC deposit market share data for Vectra in New Mexico at June 30, 2025 was not considered meaningful.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
VECTRA BANK COLORADO SELECTED FINANCIAL INFORMATION

(Dollar amounts in millions)	2025	Amount change	Percent change	2024	Amount change	Percent change	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$143	$(5)	(3)%	$148	$(3)	(2)%	$151
Provision for credit losses	9	6	NM	3	(4)	(57)	7
Noninterest income	36	7	24	29	1	4	28
Noninterest expense	137	—	—	137	(4)	(3)	141
Income (loss) before income taxes	33	(4)	(11)	37	6	19	31
SELECTED BALANCE SHEET DATA (at year end)
Loans:
Commercial	1,527	(175)	(10)	1,702	(62)	(4)	1,764
Commercial real estate	692	(100)	(13)	792	(150)	(16)	942
Consumer	1,433	24	2	1,409	78	6	1,331
Total loans	3,652	(251)	(6)	3,903	(134)	(3)	4,037
Total deposits	3,490	(102)	(3)	3,592	97	3	3,495
CREDIT QUALITY
Net loan and lease charge-offs (recoveries)	$9	—	—	$9	7	NM	$2
Ratio of net charge-offs (recoveries) to average loans and leases	0.23%			0.22%			0.05%
Allowance for credit losses	$40	(1)	(2)	$41	(4)	(9)	$45
Ratio of allowance for credit losses to net loans and leases, at year end	1.04%			1.01%			1.12%
Nonperforming assets	$17	(12)	(41)	$29	13	81	$16
Ratio of nonperforming assets to net loans and leases and other real estate owned	0.47%			0.74%			0.40%
The Commerce Bank of Washington
The Commerce Bank of Washington, headquartered in Seattle, Washington, operates under the name “The Commerce Bank of Washington” within Washington and as “The Commerce Bank of Oregon” in Portland, Oregon. At December 31, 2025, TCBW operated two branches in Washington and one branch in Oregon. FDIC deposit market share data for TCBW in Washington and Oregon at June 30, 2025 was not considered meaningful.
THE COMMERCE BANK OF WASHINGTON SELECTED FINANCIAL INFORMATION

(Dollar amounts in millions)	2025	Amount change	Percent change	2024	Amount change	Percent change	2023
SELECTED INCOME STATEMENT DATA
Net interest income	$71	$8	13%	$63	$2	3%	$61
Provision for credit losses	3	(6)	(67)	9	7	NM	2
Noninterest income	8	—	—	8	1	14	7
Noninterest expense	36	3	9	33	(2)	(6)	35
Income (loss) before income taxes	40	11	38	29	(2)	(6)	31
SELECTED BALANCE SHEET DATA (at year end)
Loans:
Commercial	1,307	88	7	1,219	151	14	1,068
Commercial real estate	724	56	8	668	71	12	597
Consumer	67	3	5	64	(5)	(7)	69
Total loans	2,098	147	8	1,951	217	13	1,734
Total deposits	1,042	(132)	(11)	1,174	69	6	1,105
CREDIT QUALITY
Net loan and lease charge-offs (recoveries)	$3	2	NM	$1	1	NM	$—
Ratio of net charge-offs (recoveries) to average loans and leases	0.15%			0.06%			—%
Allowance for credit losses	$19	—	—	$19	8	73	$11
Ratio of allowance for credit losses to net loans and leases, at year end	0.95%			1.05%			0.65%
Nonperforming assets	$30	24	NM	$6	(2)	(25)	$8
Ratio of nonperforming assets to net loans and leases and other real estate owned	1.43%			0.31%			0.46%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
BALANCE SHEET ANALYSIS
Interest-earning Assets
Interest-earning assets—which include loans and leases, investment securities, and money market investments—carry associated interest rates or yields. We strive to maintain a high level of interest-earning assets relative to total assets. For more information regarding average balances, the associated revenue generated, and the corresponding yields of these assets, see the Average Balance Sheet on page 39.
AVERAGE LOANS AND LEASES, INVESTMENT SECURITIES, AND
MONEY MARKET INVESTMENTS (at December 31)
Investment Securities Portfolio
Investment securities are classified as either available-for-sale (“AFS”) or held-to-maturity (“HTM”), and are primarily used to provide balance sheet liquidity. The portfolio largely consists of securities that can be readily converted to cash or used to generate liquidity through secured borrowing agreements, without the need to sell the securities. Our investment securities portfolio also helps to balance the inherent interest rate mismatch between loans and deposits, thereby helping to preserve the economic value of shareholders’ equity. The estimated deposit duration at December 31, 2025 was assumed to be longer than the loan duration (including swaps). At December 31, 2025, the estimated duration of the investment securities portfolio, which measures price sensitivity to interest rate changes, was 3.8 years, compared with 3.4 years at December 31, 2024, reflecting slower realized prepayment assumptions than previously modeled.
For more information about our borrowing capacity associated with the investment securities portfolio and our approach to managing liquidity risk, refer to the “Liquidity Risk Management” section on page 75.
For more information on fair value measurements and the accounting for our investment securities portfolio, refer to Note 3 and Note 5 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
INVESTMENT SECURITIES PORTFOLIO

	December 31, 2025			December 31, 2024
(In millions)	Par Value	Amortized cost	Fair value	Par Value	Amortized cost	Fair value
Available-for-sale
U.S. Treasury securities	$1,500	$1,500	$1,411	$780	$781	$662
U.S. Government agencies and corporations:
Agency securities	317	313	298	446	441	415
Agency guaranteed mortgage-backed securities	7,213	7,207	6,223	7,656	7,713	6,451
Small Business Administration loan-backed securities	334	355	341	427	455	434
Municipal securities	884	953	909	1,096	1,186	1,108
Other debt securities	25	25	25	25	25	25
Total available-for-sale	10,273	10,353	9,207	10,430	10,601	9,095
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	$137	$137	$134	$148	$148	$140
Agency guaranteed mortgage-backed securities	10,008	8,459	8,545	10,983	9,202	8,941
Municipal securities	271	271	261	319	319	301
Total held-to-maturity	10,416	8,867	8,940	11,450	9,669	9,382
Total investment securities	$20,689	$19,220	$18,147	$21,880	$20,270	$18,477
The amortized cost of total investment securities decreased $1.1 billion, or 5%, during 2025, primarily due to principal reductions net of reinvestments. At December 31, 2025, approximately 6% of the portfolio consisted of floating-rate instruments, compared with 7% at December 31, 2024. Additionally, at December 31, 2025, we had active pay-fixed interest rate swaps with an aggregate notional amount of $6.7 billion. These swaps are designated as fair value hedges of fixed-rate AFS securities and effectively convert the fixed interest income on the hedged portion of the securities to a floating rate.
At December 31, 2025, the AFS investment securities portfolio included approximately $80 million in net premium, distributed across various security categories. Taxable-equivalent premium amortization for these investment securities totaled $46 million in 2025, compared with $57 million in 2024.
For more information regarding our investment securities portfolio, swaps, and related unrealized gains and losses, refer to the “Interest Rate Risk Management” section on page 72, the “Capital Management” section on page 80, and Note 5 of the Notes to Consolidated Financial Statements.
Municipal Investments and Extensions of Credit
We support our communities by offering a range of financial products and services to state and local governments (“municipalities”), including deposit services, lending solutions, and investment banking services. Additionally, we invest in securities issued by municipal entities.
Our municipal lending portfolio generally includes obligations that are repaid from, or secured by, the general funds or pledged revenues of municipalities, as well as by real estate or equipment. We also extend credit to private commercial and 501(c)(3) not-for-profit organizations that utilize a pass-through municipal structure to benefit from favorable tax treatment.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents our total investments and extensions of credit to municipalities:
MUNICIPAL INVESTMENTS AND EXTENSIONS OF CREDIT

	December 31,
(In millions)	2025	2024

Loans and leases	$4,294	$4,364
Unfunded lending commitments	384	524
Available-for-sale – municipal securities	909	1,108
Held-to-maturity – municipal securities	271	319
Trading – municipal securities	64	35
Total	$5,922	$6,350
Our municipal loans and securities are primarily concentrated within our geographic footprint. At December 31, 2025, approximately $2 million of municipal loans and leases were on nonaccrual, compared with $11 million at December 31, 2024. These nonaccrual loans were extended to private commercial entities that utilize a pass-through municipal structure to benefit from favorable tax treatment.
Municipal securities are internally risk-graded, using methodologies aligned with those applied to loans, with grading frameworks tailored to the size and nature of the credit exposure. These internal risk grades—Pass, Special Mention, and Substandard—are consistent with published regulatory risk classifications. At December 31, 2025, all municipal securities were rated as Pass. For additional information about the credit quality of our municipal loans and securities, see Notes 5 and 6 of the Notes to Consolidated Financial Statements.
Loan and Lease Portfolio
We offer a wide range of lending products to commercial customers, primarily small- and medium-sized businesses, as well as other products secured by CRE. Additionally, we provide various retail banking products and services to consumers and small businesses.
The following schedule presents the composition of our loan and lease portfolio:
LOAN AND LEASE PORTFOLIO

	December 31, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$17,761	29.2%	$16,891	28.4%
Owner-occupied	9,274	15.2	9,333	15.7
Municipal	4,294	7.0	4,364	7.4
Leasing	367	0.6	377	0.6
Total commercial	31,696	52.0	30,965	52.1
Commercial real estate:
Term	11,234	18.4	10,703	18.0
Construction and land development	2,162	3.6	2,774	4.7
Total commercial real estate	13,396	22.0	13,477	22.7
Consumer:
1-4 family residential	10,462	17.2	9,939	16.7
Home equity credit line	3,950	6.5	3,641	6.1
Construction and other consumer real estate	782	1.3	810	1.4
Bankcard and other revolving plans	515	0.8	457	0.8
Other	116	0.2	121	0.2
Total consumer	15,825	26.0	14,968	25.2
Total loans and leases	$60,917	100.0%	$59,410	100.0%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
During 2025, the loan and lease portfolio increased $1.5 billion, or 3%, to $60.9 billion. This growth was primarily driven by increases in the commercial and industrial, term CRE, and consumer 1-4 family residential mortgage loan portfolios. The ratio of loans and leases to total assets was 68% at December 31, 2025, compared with 67% at December 31, 2024. Commercial and industrial loans remained the largest loan segment, representing 29% and 28% of total loans for the same respective periods.
The following schedule presents the contractual maturity distribution of our loan and lease portfolio:
LOAN AND LEASE PORTFOLIO BY CONTRACTUAL MATURITY

	December 31, 2025
(In millions)	One year or less	One year through five years	Five years through fifteen years	Over fifteen years	Total
Commercial:
Commercial and industrial	$3,706	$12,026	$1,977	$52	$17,761
Owner-occupied	510	2,080	5,307	1,377	9,274
Municipal	417	673	2,269	935	4,294
Leasing	34	225	108	—	367
Total commercial	4,667	15,004	9,661	2,364	31,696
Commercial real estate:
Term	3,690	5,493	1,900	151	11,234
Construction and land development	700	1,396	38	28	2,162
Total commercial real estate	4,390	6,889	1,938	179	13,396
Consumer:
1-4 family residential	6	20	167	10,269	10,462
Home equity credit line	1	5	46	3,898	3,950
Construction and other consumer real estate	1	1	22	758	782
Bankcard and other revolving plans	318	197	—	—	515
Other	9	79	28	—	116
Total consumer	335	302	263	14,925	15,825
Total loans and leases	$9,392	$22,195	$11,862	$17,468	$60,917
Our loans and leases have either predetermined (fixed) or variable interest rates. The following schedule presents the interest rate composition of our loan and lease portfolio with contractual maturities greater than one year, excluding the impact of any interest rate swaps associated with the portfolio. For more information about our interest rate risk management, see “Interest Rate Risk Management” section on page 72.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
LOAN AND LEASE PORTFOLIO WITH CONTRACTUAL MATURITIES OVER ONE YEAR BY INTEREST RATE TYPE

	December 31, 2025
	Loans with contractual maturities over one year
(In millions)	Predetermined (fixed) interest rates	Variable interest rates	Total
Commercial:
Commercial and industrial	$2,006	$12,049	$14,055
Owner-occupied	2,814	5,950	8,764
Municipal	2,662	1,215	3,877
Leasing	333	—	333
Total commercial	7,815	19,214	27,029
Commercial real estate:
Term	1,493	6,051	7,544
Construction and land development	13	1,449	1,462
Total commercial real estate	1,506	7,500	9,006
Consumer:
1-4 family residential	1,174	9,282	10,456
Home equity credit line	182	3,767	3,949
Construction and other consumer real estate	—	781	781
Bankcard and other revolving plans	1	196	197
Other	106	1	107
Total consumer	1,463	14,027	15,490
Total loans and leases	$10,784	$40,741	$51,525
Other Noninterest-bearing Investments
Other noninterest-bearing investments consist of equity investments held primarily for capital appreciation, dividends, or to meet certain regulatory requirements. The following schedule presents our related investments.
OTHER NONINTEREST-BEARING INVESTMENTS

	December 31,		Amount change	Percent change
(Dollar amounts in millions)	2025	2024

Bank-owned life insurance	$573	$562	$11	2%
Federal Home Loan Bank stock	100	124	(24)	(19)
Federal Reserve stock	54	65	(11)	(17)
Farmer Mac stock	31	28	3	11
SBIC investments	271	204	67	33
Other	47	37	10	27
Total other noninterest-bearing investments	$1,076	$1,020	$56	5
Other noninterest-bearing investments increased $56 million, or 5%, during 2025, This growth was primarily attributable to higher balances within our SBIC investment portfolio, partially offset by reductions in holdings of FHLB and Federal Reserve stock.
The SBIC investment portfolio increased $67 million, largely driven by new investments and valuation adjustments on related investments. The reduction in FHLB stock resulted from lower FHLB borrowings. To maintain borrowing capacity, we are required to hold FHLB stock equal to approximately 4-5% of our outstanding FHLB borrowings.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Premises, Equipment, and Software
In July 2024, we successfully completed the final phase of a multi-year project to replace our core loan and deposit banking systems. As a result, we transitioned substantially all commercial, CRE, and non-mortgage consumer loans, as well as deposit accounts, to a modern, integrated core platform.
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
The following schedule summarizes the capitalized costs associated with the core system replacement project, which are amortized using a useful life of ten years:
CAPITALIZED COSTS ASSOCIATED WITH THE CORE SYSTEM REPLACEMENT PROJECT

	December 31, 2025
(In millions)	Phase 1	Phase 2	Phase 3	Total

Total amount of capitalized costs, less accumulated amortization	$8	$27	$186	$221
End of scheduled amortization period	Q2 2027	Q1 2029	Q2 2033
Deposits
Deposits are our primary funding source. The following schedule presents the composition of our deposit portfolio:
DEPOSIT PORTFOLIO

	December 31, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	% of total deposits	Amount	% of total deposits
Deposits by type
Noninterest-bearing demand	$25,823	34.1%	$24,704	32.4%
Interest-bearing:
Savings and money market	39,914	52.8	40,037	52.5
Time	6,070	8.0	6,448	8.5
Brokered	3,837	5.1	5,034	6.6
Total interest-bearing	49,821	65.9%	51,519	67.6%
Total deposits	$75,644	100.0%	$76,223	100.0%
Deposit-related metrics
Estimated amount of insured deposits	$41,228	55%	$41,836	55%
Estimated amount of uninsured deposits	34,416	45%	34,387	45%
Estimated amount of collateralized deposits [1]	$3,212	4%	$3,199	4%
Loan-to-deposit ratio	81%		78%
1 Includes both insured and uninsured deposits.
Total deposits declined $579 million, or 1%, in 2025. Interest-bearing deposits decreased $1.7 billion, primarily due to a reduction in brokered deposits. This decline was partially offset by a $1.1 billion increase in noninterest-bearing demand deposits, mainly driven by the migration of a consumer interest-bearing product into a new noninterest-bearing offering. At December 31, 2025, customer deposits (excluding brokered deposits) totaled $71.8 billion, compared with $71.2 billion at December 31, 2024. These balances included approximately $6.8 billion and $7.0 billion of reciprocal deposits, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At December 31, 2025, the total estimated amount of uninsured deposits was $34.4 billion, or 45% of total deposits, compared with $34.4 billion, or 45%, at December 31, 2024. Our loan-to-deposit ratio was 81%, compared with 78% for the same respective periods. For more information on liquidity, including the ratio of available liquidity to uninsured deposits, see “Liquidity Risk Management” on page 75.
RISK MANAGEMENT
As outlined in Item 1A. Risk Factors on page 14, we are exposed to a broad range of risks. Oversight of these risks is allocated across various management committees, with the Enterprise Risk Management Committee serving as the primary coordinating body. To address these risks, we employ comprehensive risk management practices designed to promote prudent risk-taking and effective oversight. Risk management is embedded in our operations and functions as a critical driver of overall performance, closely aligned with our key strategic objectives.
Our Risk Management Framework is structured around a three-lines-of-defense model, with clearly defined responsibilities for each line:
1.The first line of defense represents business units and functions engaged in revenue generation, expense management, operational support, and technology services. These groups are directly accountable for identifying, owning, and managing the risks inherent in their activities.
2.The second line of defense represents independent risk management and compliance functions responsible for assessing and overseeing risk-related activities across the organization.
3.The third line of defense is the internal audit function, which provides an independent assessment of the effectiveness of both the first and second lines of defense.
To support management’s efforts, the Board has established specialized committees responsible for overseeing the Bank's risk management processes:
•The Audit Committee assists the Board in monitoring the quality and integrity of the Bank's accounting, auditing, and financial reporting practices, while also ensuring compliance with applicable laws, regulations, and standards.
•The ROC provides governance over ERM activities. In accordance with its charter, the ROC meets regularly to review ERM processes, monitor risk exposures, and approve ERM policies and initiatives.
Credit Risk Management
Credit risk represents the potential for loss resulting from the failure of a borrower, guarantor, or other obligor to perform in accordance with the terms of a credit-related agreement. This risk arises primarily from our lending activities and from off-balance sheet credit instruments.
The Board, through the ROC, approves key credit policies, monitors adherence to those policies, and oversees alignment with the credit risk appetite established in the Risk Management Framework. The Board has delegated responsibility for credit risk management and for approving changes to credit policies to the Chief Credit Officer, who chairs the Credit Risk Committee.
Our approach to credit risk management is supported by formal credit policies and standards, risk management practices, and independent credit examination functions that together establish a consistent framework for sound underwriting and credit decision-making across our local banking affiliates. We emphasize strong underwriting standards and the early identification of potential problem credits to facilitate timely corrective actions and mitigate potential losses.
Our credit policies and practices are designed to mitigate key risks inherent in our lending activities, including risks related to borrower creditworthiness, cash flow volatility, collateral protection and valuation, concentrations of credit exposure, and external factors that may affect borrower performance or collateral values. Key elements of these policies include requirements for sensitivity and scenario analysis to assess borrower resilience—particularly the capacity to meet repayment obligations under adverse economic conditions, such as rising interest rates—as well

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
as requirements for borrowers to maintain insurance coverage on collateralized properties at levels appropriate to the nature and extent of the credit exposure.
To strengthen oversight and objectivity, our credit risk management function operates independently from the lending function and is responsible for establishing credit risk standards, monitoring portfolio quality, and providing independent assessment of credit activities. We maintain well-defined standards for evaluating our loan portfolio and employ a comprehensive loan risk-grading system to assess and monitor potential credit risk exposure.
In addition, our internal credit examination department, which is independent of lending operations, conducts periodic reviews of lending departments and credit activities. These examinations assess credit quality, documentation adequacy, administration of loan risk grades, and compliance with established credit policies. Examinations related to the ACL are reported to both the Audit Committee and the ROC.
Our business activities are conducted primarily within the geographic footprint of our banking affiliates. To manage and limit undue concentrations of credit risk, we adhere to established concentration limits by industry, collateral type, geographic location, and individual customer or counterparty. These limits apply to certain commercial industries and portfolios, including leveraged lending, municipal lending, oil and gas-related lending, and various types of CRE lending—particularly construction and land development, multifamily, industrial, and office properties. Concentration limits are actively monitored and adjusted as conditions warrant.
U.S. Government Agency Guaranteed Loans
We participate in several guaranteed lending programs sponsored by U.S. government agencies, including the U.S. Small Business Administration (“SBA”), Federal Housing Authority, U.S. Department of Veterans Affairs, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At December 31, 2025, approximately $617 million in loans were guaranteed, primarily by the SBA. The following schedule presents the composition of our U.S. government agency-guaranteed loan portfolio:
U.S. GOVERNMENT AGENCY GUARANTEED LOANS

(Dollar amounts in millions)	December 31, 2025	Percent guaranteed	December 31, 2024	Percent guaranteed

Commercial	$766	77%	$687	78%
Commercial real estate	31	71	25	76
Consumer	4	100	4	100
Total loans	$801	77	$716	78
Commercial Lending
The following schedule presents the composition of our commercial lending portfolio:
COMMERCIAL LENDING PORTFOLIO

	December 31, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	% of total commercial loans	Amount	% of total commercial loans	Amount change	Percent change
Commercial:
Commercial and industrial	$17,761	56.0%	$16,891	54.6%	$870	5.2%
Owner-occupied	9,274	29.3	9,333	30.1	(59)	(0.6)
Municipal	4,294	13.5	4,364	14.1	(70)	(1.6)
Leasing	367	1.2	377	1.2	(10)	(2.7)
Total commercial	$31,696	100.0%	$30,965	100.0%	$731	2.4
Our commercial loan portfolio spans a broad range of industries and generally carries maturities of one to five years, with amortization schedules determined by the nature of the underlying collateral and guarantees. These loans are typically structured to meet diverse financing needs and may take the form of seasonal, term, working capital, or

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
bridge loans, offered as revolving and non-revolving lines of credit, amortizing term loans, guidance facilities, or single-payment loans. Loan agreements typically include covenants requiring borrowers to provide periodic financial statements, enabling ongoing monitoring of business performance, leverage, debt service coverage, and liquidity.
The underwriting process for commercial loans primarily focuses on a comprehensive evaluation of management quality, financial performance, industry dynamics, sponsorship (where applicable), and transaction structure. Credit enhancements are generally secured through collateral and guarantees from the owners or sponsors. Prospective cash flows are stress-tested under various downside scenarios, including revenue decline, margin compression, and interest rate volatility.
The following schedule presents the geographic distribution of our commercial lending portfolio, based on the location of the primary borrower.
COMMERCIAL LENDING BY GEOGRAPHY

	December 31, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Commercial
Arizona	$2,338	7.4%	$7	$2,202	7.1%	$5
California	6,351	20.0	68	6,190	20.0	58
Colorado	1,710	5.4	4	1,892	6.1	17
Nevada	1,384	4.4	2	1,336	4.3	11
Texas	7,978	25.2	32	7,367	23.8	47
Utah/Idaho	6,479	20.4	23	6,309	20.4	6
Washington/Oregon	1,425	4.5	8	1,338	4.3	10
Other [1]	4,031	12.7	2	4,331	14.0	4
Total commercial	$31,696	100.0%	$146	$30,965	100.0%	$158
1 No other geography exceeds 2.1% and 2.6% for December 31, 2025 and December 31, 2024, respectively.
The following schedule presents the industry distribution of our commercial lending portfolio, classified based on the North American Industry Classification System.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
COMMERCIAL LENDING BY INDUSTRY

	December 31, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Real estate, rental, and leasing	$3,321	10.5%	$32	$3,083	10.0%	$7
Retail trade	2,810	8.9	6	2,873	9.3	7
Manufacturing	2,591	8.2	20	2,322	7.5	7
Healthcare and social assistance	2,342	7.4	7	2,541	8.2	34
Finance and insurance	2,306	7.3	10	2,762	8.9	1
Public Administration	2,226	7.0	—	2,106	6.8	—
Wholesale trade	1,870	5.9	1	1,909	6.2	2
Utilities [1]	1,591	5.0	—	1,389	4.5	2
Transportation and warehousing	1,567	4.9	6	1,589	5.1	7
Construction	1,529	4.8	13	1,335	4.3	26
Hospitality and food services	1,423	4.5	2	1,352	4.4	2
Mining, quarrying, and oil and gas extraction	1,284	4.1	—	1,178	3.8	—
Educational services	1,187	3.7	—	1,292	4.2	—
Other Services (except Public Administration)	1,098	3.5	2	1,069	3.4	3
Professional, scientific, and technical services	1,071	3.4	3	1,057	3.4	25
Other [2]	3,480	10.9	44	3,108	10.0	35
Total	$31,696	100.0%	$146	$30,965	100.0%	$158
1 Includes primarily utilities, power, and renewable energy.
2 No other industry group exceeds 3.2% and 3.4% for December 31, 2025 and December 31, 2024, respectively.
As previously noted, our commercial lending portfolio is well-diversified across both geographic regions and industry sectors. In light of increased investor interest in loans extended to NDFIs, we provide the following information regarding these exposures within our commercial lending portfolio.
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
•Other — Loans to insurance companies, investment banks, broker-dealers, publicly listed investment funds, hedge funds, family offices, and other investment firms and financial vehicles.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At December 31, 2025, loans to NDFIs totaled approximately $2.0 billion, representing 6.3% of total commercial loans and 3.3% of total loans, a decrease from $2.4 billion, or 7.6% of total commercial loans and 4.0% of total loans, at December 31, 2024.
The following schedule presents the composition of our NDFI lending portfolio:
NDFI LENDING PORTFOLIO

	December 31, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Mortgage credit intermediaries	$352	17.6%	$9	$559	23.8%	$—
Business credit intermediaries [1]	968	48.4	—	489	20.8	1
Private equity funds	121	6.1	—	189	8.0	—
Consumer credit intermediaries	303	15.2	—	349	14.8	—
Other financial institutions [1]	253	12.7	1	767	32.6	—
Total NDFI portfolio	$1,997	100.0%	$10	$2,353	100.0%	$1
1 Balances as of December 31, 2025 reflect an updated categorization of NDFI loans based on industry and purpose, compared with balances at December 31, 2024. This resulted in the reclassification of certain loans primarily from “Other financial institutions” to “Business credit intermediaries.”
The following schedule presents NDFI loan credit quality metrics:
NDFI LOAN CREDIT QUALITY

(Dollar amounts in millions)	December 31, 2025	December 31, 2024
Credit quality metrics
Criticized loan ratio	0.8%	5.5%
Classified loan ratio	0.8%	5.5%
Nonaccrual loan ratio	0.5%	—%
Delinquency ratio	—%	—%
Ratio of NDFI net charge-offs [1] (recoveries) to average loans	2.7%	—%
Ratio of allowance for credit losses to NDFI loans, at period end	1.03%	0.64%
1 Total NDFI net charge-offs primarily included a $50 million charge-off recorded in the third quarter of 2025 associated with revolving lines of credit extended to two related commercial borrowers to finance the origination and purchase of commercial and residential mortgages. This resulted from a review of the borrowers, guarantors, and associated collateral, which identified apparent irregularities and misrepresentations. As a result, legal action has been initiated to pursue recovery of the outstanding amounts owed from the guarantors of the credits.
Commercial Real Estate Lending
The following schedule presents the composition of our CRE lending portfolio:
COMMERCIAL REAL ESTATE LENDING PORTFOLIO

	December 31, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	% of total CRE loans	Amount	% of total CRE loans	Amount change	Percent change
Commercial real estate:
Term	$11,234	83.9%	$10,703	79.4%	$531	5.0%
Construction and land development	2,162	16.1	2,774	20.6	(612)	(22.1)
Total commercial real estate	$13,396	100.0%	$13,477	100.0%	$(81)	(0.6)

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Term CRE loans typically have maturities ranging from three to seven years and may incorporate full, partial, or non-recourse guarantee structures. Standard term CRE loan arrangements generally include annually tested operating covenants, requiring loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value (“LTV”) ratios.
Construction and land development loans generally mature within 18 to 36 months and may involve full or partial recourse guarantees. These loans often include one- to five-year extension options or roll-to-permanent features, which commonly convert into term loans upon completion.
Underwriting for commercial properties primarily emphasizes the economic viability of the project, while also giving considerable weight to the sponsor's creditworthiness and experience. Owners are generally required to contribute their equity prior to any loan advances. Loan agreements frequently include remargining provisions—requiring additional equity infusions if the collateral's value or cash flow declines—as well as sponsor guarantees.
Underwriting for residential construction and development loans incorporates many of the same requirements applied to commercial projects, including the developer's creditworthiness and experience, up-front equity contributions, principal curtailment provisions, and overall project viability. Additional considerations include anticipated market acceptance of the product, location quality, the developer's financial strength, and their ability to maintain budget discipline.
Routine progress inspections by qualified independent inspectors are conducted prior to each loan disbursement. Advance rates are determined based on the collateral quality, project viability, and sponsor creditworthiness, with exceptions granted on a case-by-case basis.
Appraisals are performed in compliance with applicable regulatory standards. In certain cases, automated valuation reports or internal evaluations may be utilized. An appraisal is ordered and reviewed prior to loan closing, and a new appraisal or evaluation is typically obtained when market conditions indicate a potential decline in collateral value, or when a loan is modified, renewed, or exhibits signs of credit deterioration.
For CRE loans, the LTV ratio is calculated by dividing the outstanding loan balance by the most recent appraised collateral value. At December 31, 2025, the weighted average LTV ratio for our term CRE portfolio was below 60%.
Loan agreements require regular submission of financial information related to both the project and the sponsor. This includes lease schedules, rent rolls, and, for construction projects, independent progress inspection reports. We actively monitor this financial information to verify compliance with the covenants outlined in the loan agreement.
The presence of a guarantee that improves repayment likelihood is factored into the assessment of expected losses on CRE loans. When guarantor support is measurable and properly documented, it is incorporated into projected cash flows and liquidity available for debt service. Our expected loss methodology accounts for these additional repayment sources.
As part of our credit extension process, we typically obtain and review updated financial information for the guarantor. The scope and frequency of financial reporting collected and analyzed vary based on contractual requirements, transaction size, and the guarantor's financial strength.
In the event of default, we pursue all available sources of repayment, including collateral and guarantors. Several factors influence the decision to enforce a guarantor obligation, such as the value and liquidity of other repayment sources (e.g., collateral), the guarantor's financial strength and liquidity, applicable statutory limitations, and the cost-benefit analysis of pursuing the guarantee relative to the potential recovery amount.
The following schedule presents the geographic distribution of our CRE lending portfolio, based on the location of the primary collateral:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
COMMERCIAL REAL ESTATE LENDING BY GEOGRAPHY

	December 31, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Commercial real estate
Arizona	$1,709	12.8%	$—	$1,801	13.4%	$—
California	3,549	26.5	22	3,569	26.5	50
Colorado	726	5.4	16	666	4.9	—
Nevada	1,016	7.6	—	1,104	8.2	—
Texas	2,566	19.2	5	2,596	19.2	8
Utah/Idaho	2,376	17.7	—	2,170	16.1	—
Washington/Oregon	1,122	8.4	30	1,090	8.1	—
Other	332	2.4	—	481	3.6	1
Total commercial real estate	$13,396	100.0%	$73	$13,477	100.0%	$59
The following schedule presents our CRE lending portfolio, categorized by the type of collateral:
COMMERCIAL REAL ESTATE LENDING BY COLLATERAL TYPE

	December 31, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans
Commercial property
Multifamily	$3,994	29.8%	$—	$4,007	29.7%	$1
Industrial	3,045	22.7	—	2,954	21.9	—
Office	1,675	12.5	67	1,812	13.5	50
Retail	1,586	11.8	—	1,533	11.4	—
Hospitality	678	5.1	5	625	4.6	8
Land	286	2.1	—	261	1.9	—
Other [1]	1,436	10.8	—	1,644	12.2	—
Residential property [2]
Single family	398	3.0	1	330	2.5	—
Land	111	0.8	—	110	0.8	—
Condo/Townhome	29	0.2	—	17	0.1	—
Other [1]	158	1.2	—	184	1.4	—
Total	$13,396	100.0%	$73	$13,477	100.0%	$59
1 Included in the total amount of the “Other” commercial and residential categories was approximately $232 million and $342 million of unsecured loans at December 31, 2025 and 2024, respectively.
2 Residential property consists primarily of loans provided to commercial homebuilders for land, lot, and single-family housing developments.
As previously noted, our CRE lending portfolio is diversified by both geography and collateral type, with the largest concentration in multifamily properties. Given the recent investor interest in multifamily, industrial, and office collateral types, we have provided additional analysis of these segments within our CRE portfolio below.
Multifamily CRE
At both December 31, 2025 and 2024, our multifamily CRE loan portfolio totaled $4.0 billion, representing 30% of the total CRE loan portfolio. Approximately 47% of the multifamily CRE loan portfolio is scheduled to mature within the next 12 months. We anticipate that most of these borrowers will successfully refinance at maturity—either through the Bank or other lenders—supported by strong property cash flows, appropriate LTVs, sufficient equity positions, and guarantor backing. The following schedule presents the composition of our multifamily CRE loan portfolio, along with related credit quality metrics:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
MULTIFAMILY CRE LOAN PORTFOLIO

(Dollar amounts in millions)	December 31, 2025	December 31, 2024
Multifamily CRE
Term	$3,203	$2,918
Construction and land development	791	1,089
Total multifamily CRE	$3,994	$4,007
Credit quality metrics
Criticized loan ratio	17.5%	21.5%
Classified loan ratio	15.0%	18.8%
Nonaccrual loan ratio	—%	—%
Delinquency ratio	—%	—%
Ratio of multifamily CRE net charge-offs (recoveries) to average loans	—%	—%
Ratio of allowance for credit losses to multifamily CRE loans, at period end	1.50%	2.55%
Weighted average LTV for multifamily term CRE loans	59%	57%
The following schedules present our multifamily CRE loan portfolio, categorized by collateral location for the periods presented:
MULTIFAMILY CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

	December 31, 2025
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Multifamily CRE
Arizona	$301	$52	$353	8.8%	$—
California	898	134	1,032	25.9	—
Colorado	158	74	232	5.8	—
Nevada	206	7	213	5.3	—
Texas	931	191	1,122	28.1	—
Utah/Idaho	420	232	652	16.3	—
Washington/Oregon	228	101	329	8.3	—
Other	61	—	61	1.5	—
Total multifamily CRE	$3,203	$791	$3,994	100.0%	$—

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Multifamily CRE
Arizona	$364	$142	$506	12.6%	$—
California	850	172	1,022	25.5	1
Colorado	91	101	192	4.8	—
Nevada	188	99	287	7.2	—
Texas	808	310	1,118	27.9	—
Utah/Idaho	320	134	454	11.3	—
Washington/Oregon	234	130	364	9.1	—
Other	63	1	64	1.6	—
Total multifamily CRE	$2,918	$1,089	$4,007	100.0%	$1
Industrial CRE
At December 31, 2025 and 2024, our industrial CRE loan portfolio totaled $3.0 billion, representing 23% and 22% of the total CRE loan portfolio, respectively. Approximately 34% of the industrial CRE loan portfolio is scheduled to mature within the next 12 months. We anticipate that most of these borrowers will successfully refinance at maturity—either through the Bank or other lenders—supported by strong property cash flows, appropriate LTVs, sufficient equity positions, and guarantor backing.
The following schedule presents the composition of our industrial CRE loan portfolio and other related credit quality metrics:
INDUSTRIAL CRE LOAN PORTFOLIO

(Dollar amounts in millions)	December 31, 2025	December 31, 2024
Industrial CRE
Term	$2,720	$2,462
Construction and land development	325	492
Total industrial CRE	$3,045	$2,954
Credit quality metrics
Criticized loan ratio	11.3%	14.6%
Classified loan ratio	10.3%	12.8%
Nonaccrual loan ratio	—%	—%
Delinquency ratio	—%	—%
Ratio of industrial CRE net charge-offs (recoveries) to average loans	—%	—%
Ratio of allowance for credit losses to industrial CRE loans, at period end	1.48%	2.30%
Weighted average LTV for industrial term CRE loans	63%	53%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedules present our industrial CRE loan portfolio, categorized by collateral location for the periods presented:
INDUSTRIAL CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

	December 31, 2025
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Industrial CRE
Arizona	$464	$19	$483	15.9%	$—
California	861	23	884	29.0	—
Colorado	79	15	94	3.1	—
Nevada	224	64	288	9.5	—
Texas	438	40	478	15.7	—
Utah/Idaho	385	134	519	17.0	—
Washington/Oregon	218	30	248	8.1	—
Other	51	—	51	1.7	—
Total industrial CRE	$2,720	$325	$3,045	100.0%	$—

	December 31, 2024
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Industrial CRE
Arizona	$374	$33	$407	13.8%	$—
California	730	189	919	31.1	—
Colorado	58	1	59	2.0	—
Nevada	241	108	349	11.8	—
Texas	453	42	495	16.8	—
Utah/Idaho	350	83	433	14.7	—
Washington/Oregon	201	36	237	8.0	—
Other	55	—	55	1.8	—
Total industrial CRE	$2,462	$492	$2,954	100.0%	$—
Office CRE
At December 31, 2025 and 2024, our office CRE loan portfolio totaled $1.7 billion and $1.8 billion, respectively, representing 13% of the total CRE loan portfolio in both periods. Approximately 26% of the office CRE loan portfolio is scheduled to mature within the next 12 months. We anticipate that most of these borrowers will successfully refinance at maturity—either through the Bank or other lenders—supported by strong property cash flows, appropriate LTVs, sufficient equity positions, and guarantor backing.
The following schedule presents the composition of our office CRE loan portfolio and other related credit quality metrics:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
OFFICE CRE LOAN PORTFOLIO

(Dollar amounts in millions)	December 31, 2025	December 31, 2024
Office CRE
Term	$1,655	$1,697
Construction and land development	20	115
Total office CRE	$1,675	$1,812
Credit quality metrics
Criticized loan ratio	9.4%	14.5%
Classified loan ratio	9.3%	12.8%
Nonaccrual loan ratio	4.0%	2.8%
Delinquency ratio	1.1%	1.4%
Ratio of office CRE net charge-offs (recoveries) to average loans	0.1%	0.3%
Ratio of allowance for credit losses to office CRE loans, at period end	2.93%	3.92%
Weighted average LTV for office term CRE loans	57%	56%
The following schedules present our office CRE loan portfolio, categorized by collateral location for the periods presented:
OFFICE CRE LOAN PORTFOLIO BY COLLATERAL LOCATION

	December 31, 2025
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Office CRE
Arizona	$225	$—	$225	13.4%	$—
California	304	5	309	18.5	21
Colorado	59	—	59	3.5	16
Nevada	87	—	87	5.2	—
Texas	170	—	170	10.2	1
Utah/Idaho	473	15	488	29.1	—
Washington/Oregon	328	—	328	19.6	29
Other	9	—	9	0.5	—
Total office CRE	$1,655	$20	$1,675	100.0%	$67

	December 31, 2024
	Loan Type
(Dollar amounts in millions)	Term	Construction and land development	Total	% of total	Nonaccrual loans
Office CRE
Arizona	$255	$—	$255	14.1%	$—
California	328	38	366	20.2	49
Colorado	58	—	58	3.2	—
Nevada	77	11	88	4.9	—
Texas	186	7	193	10.6	1
Utah/Idaho	482	34	516	28.5	—
Washington/Oregon	283	25	308	17.0	—
Other	28	—	28	1.5	—
Total office CRE	$1,697	$115	$1,812	100.0%	$50

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Consumer Lending
The following schedule presents the composition of our consumer lending portfolio:
CONSUMER LENDING PORTFOLIO

	December 31, 2025		December 31, 2024
(Dollar amounts in millions)	Amount	% of total consumer loans	Amount	% of total consumer loans	Amount change	Percent change
Consumer:
1-4 family residential	$10,462	66.1%	$9,939	66.4%	$523	5.3%
Home equity credit line	3,950	25.0	3,641	24.3	309	8.5
Construction and other consumer real estate	782	4.9	810	5.4	(28)	(3.5)
Bankcard and other revolving plans	515	3.3	457	3.1	58	12.7
Other	116	0.7	121	0.8	(5)	(4.1)
Total consumer	$15,825	100.0%	$14,968	100.0%	$857	5.7
1-4 Family Residential Mortgages
We originate first-lien residential home mortgage loans that are considered prime quality. At December 31, 2025, our 1-4 family residential mortgage loan portfolio totaled $10.5 billion, or 66%, of our total consumer loan portfolio, compared with $9.9 billion, or 66%, at December 31, 2024.
At December 31, 2025 and December 31, 2024, approximately 89% and 90%, respectively, of our 1-4 family residential mortgage loan portfolio consisted of variable-rate loans. We generally retain variable-rate loans in our loan portfolio and sell conforming fixed-rate loans to third parties, including the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. In connection with these sales, we provide customary representations and warranties affirming that the loans satisfy specified underwriting standards and collateral documentation requirements.
Home Equity Credit Lines
We also originate home equity credit lines (“HECLs”). At December 31, 2025 and December 31, 2024, our HECL portfolio totaled $4.0 billion, and $3.6 billion, respectively. Approximately 34% and 37% of these HECLs were secured by first liens for the respective periods.
At December 31, 2025, loans representing less than 1% of the outstanding HECL portfolio balance were estimated to have combined loan-to-value (“CLTV”) ratios exceeding 100%. The estimated CLTV ratio is calculated by dividing the sum of our loan and any prior lien amounts divided by the estimated current collateral value. At origination, underwriting standards for the HECL portfolio generally require a maximum CLTV of 80% and a Fair Isaac Corporation (“FICO”) credit score above 700.
At December 31, 2025, approximately 93% of our HECL portfolio remained in the draw period, with about 22% of those loans scheduled to begin amortizing within the next five years. We believe the risk of loss or borrower default upon full amortization, as well as the impact of significant interest rate changes, is low due to the rate shock analysis performed at origination.
The ratio of HECL net charge-offs (recoveries) for the trailing twelve months to average balances was 0.01% at December 31, 2025, compared with 0.00% at December 31, 2024. For additional information regarding the credit quality of the HECL portfolio, see Note 6 of the Notes to Consolidated Financial Statements.
The following schedule presents the geographic distribution of our consumer lending portfolio, based on the location of the primary borrower:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSUMER LENDING BY GEOGRAPHY

	December 31, 2025			December 31, 2024
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans
Consumer
Arizona	$1,439	9.1%	$7	$1,365	9.1%	$5
California	3,683	23.3	15	3,159	21.1	14
Colorado	1,396	8.8	12	1,353	9.1	7
Nevada	1,344	8.5	12	1,328	8.9	10
Texas	3,658	23.1	25	3,657	24.4	25
Utah/Idaho	3,521	22.3	19	3,430	22.9	14
Washington/Oregon	320	2.0	3	237	1.6	—
Other	464	2.9	3	439	2.9	5
Total consumer	$15,825	100.0%	$96	$14,968	100.0%	$80
Credit Quality
We monitor credit quality by assessing multiple factors, including nonperforming status, internal risk grades, and net charge-offs. These metrics are integral to our overall evaluation of the adequacy of the ACL. For more information on these factors and the ACL, see Note 6 of the Notes to Consolidated Financial Statements.
Nonperforming Assets
Nonperforming assets include nonaccrual loans and OREO, or foreclosed properties. The following schedule presents the composition of our nonperforming assets:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NONPERFORMING ASSETS

(Dollar amounts in millions)	December 31,
	2025	2024
Nonaccrual loans:
Commercial:
Commercial and industrial	$90	$114
Owner-occupied	51	31
Municipal	2	11
Leasing	3	2
Commercial real estate:
Term	72	59
Construction and land development	1	—
Consumer:
Real estate	95	79
Other	1	1
Total nonaccrual loans	315	297
Other real estate owned [1]:
Commercial:
Commercial properties	3	1
Developed land	—	—
Land	—	—
Residential:
1-4 family	2	—
Total other real estate owned	5	1
Total nonperforming assets	$320	$298
Accruing loans past due 90 days or more:
Commercial	$3	$14
Commercial real estate	1	3
Consumer	1	1
Total accruing loans past due 90 days or more	$5	$18
Nonaccrual loans current as to principal and interest payments:
Commercial	$92	$126
Commercial real estate	50	28
Consumer	37	29
Total nonaccrual loans current as to principal and interest payments	$179	$183

Ratio of nonperforming assets to net loans and leases[2] and other real estate owned	0.52%	0.50%
Ratio of accruing loans past due 90 days or more to net loans and leases [2]	0.01%	0.03%
Ratio of nonperforming assets[2] and accruing loans past due 90 days or more to loans and leases[2] and other real estate owned [1]	0.53%	0.53%
Ratio of nonaccrual loans[1] current as to principal and interest payments	56.8%	61.6%
1 Does not include banking premises held for sale.
2 Includes loans held for sale.
Nonperforming assets totaled $320 million, or 0.52%, of total loans and leases and other real estate owned at December 31, 2025, compared with $298 million, or 0.50%, at December 31, 2024. Nonperforming assets increased primarily within the commercial owner-occupied, term CRE, and consumer 1-4 family residential loan portfolios, partially offset by a decline in the commercial and industrial portfolio. For more information on nonaccrual loans, see Note 6 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Classified Loans
Classified loans are considered loans with well-defined weaknesses and are assigned using our internal risk grade definitions of substandard and doubtful, which are consistent with regulatory risk classifications. The following schedule presents our classified loans by loan segment:
CLASSIFIED LOANS

(Dollar amounts in millions)	December 31, 2025	December 31, 2024

Commercial	$1,063	$1,130
Commercial real estate	1,205	1,651
Consumer	112	89
Total classified loans	$2,380	$2,870
Ratio of classified loans to total loans and leases	3.91%	4.83%
Classified loans totaled $2.4 billion, or 3.91% of total loans and leases, at December 31, 2025, compared with $2.9 billion, or 4.83%, at December 31, 2024. The year-over-year decline was primarily driven by reductions in classified CRE exposures, largely attributable to loan payoffs. The loss content of our CRE loan portfolio continues to be mitigated by strong underwriting, supported by significant borrower equity and guarantor support. As a result, our CRE nonperforming assets and net charge-offs have remained relatively low.
Allowance for Credit Losses
The ACL comprises both the ALLL and the RULC and represents our estimate of current expected credit losses related to the loan and lease portfolio and unfunded lending commitments as of the balance sheet date.
We estimate current expected credit losses using econometric loss models that incorporate historical credit loss experience, prevailing economic conditions, and multiple forward-looking economic scenarios. These scenarios—including optimistic, baseline, and stressed conditions—are weighted to produce the quantitative component of the ACL, and management may adjust the weightings based on its assessment of current economic conditions and reasonable and supportable forecasts. Because economic forecasts may not always align with observed credit quality trends, changes in the ACL may not necessarily correspond directionally with changes in credit quality.
Additionally, we consider qualitative and environmental factors that may indicate actual losses could differ from amounts estimated by the quantitative models. The influence of these factors on the ACL may vary from quarter to quarter. During 2025, the qualitative portion of the ACL decreased primarily due to reduced CRE portfolio-specific risks, leading us to assign lesser weight to stressed economic assumptions for that portfolio.
The following schedules present the changes in, and allocation of, the ACL:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CHANGES IN THE ALLOWANCE FOR CREDIT LOSSES

	Year Ended December 31,
(Dollar amounts in millions)	2025	2024	2023

Loans and leases outstanding,	$60,917	$59,410	$57,779
Average loans and leases outstanding:
Commercial	31,389	30,671	30,519
Commercial real estate	13,562	13,532	13,023
Consumer	15,470	14,344	13,198
Total average loans and leases outstanding	$60,421	$58,547	$56,740
Allowance for loan and lease losses:
Balance at beginning of year	$696	$684	$572
Provision for loan losses	71	72	148
Charge-offs:
Commercial	103	68	45
Commercial real estate	4	11	3
Consumer	15	12	14
Total	122	91	62
Recoveries:
Commercial	24	23	20
Commercial real estate	4	3	—
Consumer	5	5	6
Total	33	31	26
Net loan and lease charge-offs	89	60	36
Balance at end of year	$678	$696	$684
Reserve for unfunded lending commitments:
Balance at beginning of year	$45	$45	$61
Provision for unfunded lending commitments	1	—	(16)
Balance at end of year	$46	$45	$45
Total allowance for credit losses:
Allowance for loan and lease losses	$678	$696	$684
Reserve for unfunded lending commitments	46	45	45
Total allowance for credit losses	$724	$741	$729

Ratio of allowance for credit losses to net loans and leases	1.19%	1.25%	1.26%
Ratio of allowance for credit losses to nonaccrual loans	230%	249%	328%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more	226%	235%	324%
Ratio of total net charge-offs to average total loans and leases	0.15%	0.10%	0.06%
Ratio of commercial net charge-offs to average commercial loans	0.25%	0.15%	0.08%
Ratio of commercial real estate net charge-offs to average commercial real estate loans	—%	0.06%	0.02%
Ratio of consumer net charge-offs to average consumer loans	0.06%	0.05%	0.06%
ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
	2025		2024		2023
(Dollar amounts in millions)	% of total loans	Allocation of ACL	% of total loans	Allocation of ACL	% of total loans	Allocation of ACL
Loan segment
Commercial	52.0%	$410	52.1%	$334	53.0%	$321
Commercial real estate	22.0	204	22.7	311	23.1	258
Consumer	26.0	110	25.2	96	23.9	150
Total	100.0%	$724	100.0%	$741	100.0%	$729

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
For further discussion regarding changes in the ACL, see “The Allowance and Provision for Credit Losses” section on page 40. For additional details concerning the ACL and credit trends within each portfolio segment, see Note 6 of the Notes to Consolidated Financial Statements.
Interest Rate and Market Risk Management
Interest rate and market risk refer to the potential for adverse impacts on current or future earnings and capital arising from changes in interest rates and other market conditions. Given our involvement in transactions with a broad range of financial instruments, we are inherently exposed to these risks.
The Board approves key policies governing the management of financial risks, including interest rate and market risk. Responsibility for managing these risks has been delegated to the Asset Liability Committee (“ALCO”), which is composed of members of management. ALCO establishes and periodically updates policy limits and reviews, in coordination with the ROC, the limits and any exceptions reported by management.
We actively manage our exposure to interest rate fluctuations by positioning the balance sheet to reduce volatility in both net interest income and the economic value of equity (“EVE”). Given that a significant portion of our balance sheet funding is derived from non-maturity deposit products, we rely on behavioral models and assumptions to forecast the sensitivity of earnings to interest rate movements. These models and assumptions are subject to ongoing performance monitoring and refinement.
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
To manage interest rate risk, we regularly employ a combination of interest rate derivatives, investments in fixed-rate securities, and funding strategies. Collectively, these tools help moderate the expected sensitivity of net interest income and EVE to changes in interest rates.
The following schedule presents deposit duration assumptions discussed previously:
DEPOSIT ASSUMPTIONS

	December 31, 2025			December 31, 2024
Product	Effective duration (-200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (-200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	4.9%	4.2%	3.7%	4.2%	3.5%	2.9%
Money market	1.9%	1.5%	1.3%	1.9%	1.6%	1.4%
Savings and interest-bearing checking	2.2%	1.8%	1.6%	2.1%	1.8%	1.6%
As previously discussed, we utilize derivative instruments to manage interest rate risk. The following schedule presents derivatives designated in qualifying hedging relationships, as well as certain derivatives used as economic hedges that are not designated as accounting hedges, at December 31, 2025. It includes the average outstanding derivative notional amounts for each reporting period presented and the weighted-average fixed rates paid or received across cash flow and fair value hedge categories. For more information regarding our hedge accounting strategies and the impact of these hedging relationships on interest income and expense, see Note 7 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
DERIVATIVES DESIGNATED IN QUALIFYING HEDGING RELATIONSHIPS AND CERTAIN ECONOMIC HEDGES

	2026				2027				2028	2029
(Dollar amounts in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Cash flow hedges
Cash flow hedges of assets [1]
Average outstanding notional [2]	$5,712	$2,437	$2,650	$2,607	$1,584	$1,428	$1,248	$724	$292	$95
Weighted-average fixed-rate received	3.59%	3.44%	3.37%	3.37%	3.40%	3.43%	3.41%	3.57%	3.82%	3.79%

	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035
Fair value hedges
Fair value hedges of debt [3]
Average outstanding notional [2]	$1,000	$814	$500	$500	$500	$500	$500	$500	$441	$—
Weighted-average fixed-rate received	4.32%	4.23%	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%	3.93%	—%
Fair value hedges of assets [4]
Average outstanding notional [2]	$5,546	$5,533	$4,787	$3,550	$2,375	$1,943	$1,777	$1,554	$1,371	$890
Weighted-average fixed-rate paid	3.34%	3.34%	3.27%	3.12%	2.94%	2.82%	2.77%	2.67%	2.77%	2.32%
1 Cash flow hedges of assets consist of receive-fixed interest rate swaps used to hedge pools of floating-rate loans. This category also includes certain short-dated interest rate futures executed as economic hedges of floating-rate loans but not designated as accounting hedges. Gains and losses from these economic hedges are recorded in interest income.
2 Notional amounts for forward-starting derivatives are excluded until the trades become effective.
3 Fair value hedges of debt consist of receive-fixed swaps that hedge fixed-rate subordinated notes and senior notes.
4 Fair value hedges of assets consist of pay-fixed swaps that hedge fixed-rate AFS securities and fixed-rate commercial loans.
At December 31, 2025, we had $37 million of net losses deferred in accumulated other comprehensive income (“AOCI”) related to terminated cash flow hedges. These deferred amounts are amortized into interest income on a straight-line basis over the original maturity periods of the respective hedges, provided the forecasted transactions are expected to occur.
The following schedule presents the amounts deferred in AOCI from terminated cash flow hedges, which are expected to be fully reclassified into interest income by the fourth quarter of 2027:
SCHEDULED OCI AMORTIZATION FOR TERMINATED CASH FLOW HEDGES

	2026				2027
(In millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Cash flow hedges
Cash flow hedges of assets
Periodic amortization of deferred losses	$(10)	$(8)	$(6)	$(5)	$(4)	$(3)	$(1)	$—
Earnings at Risk (EaR) and Economic Value of Equity (EVE)
Incorporating our deposit assumptions, the effects of derivatives designated in qualifying hedging relationships, and certain short-dated economic hedges, the following schedule presents our earnings at risk (“EaR”), which we define as the percentage change in projected 12-month net interest income and the estimated percentage change in EVE. Both EaR and EVE are based on a static balance sheet and reflect instantaneous, parallel shifts in interest rates ranging from -200 to +200 bps. These metrics are intended to illustrate the sensitivity of net interest income and equity value to changes in interest rates across a range of scenarios and should not be interpreted as forecasts of expected net interest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME AND CHANGE IN ECONOMIC VALUE OF EQUITY

	December 31, 2025					December 31, 2024
	Parallel shift in rates (in bps) [1]					Parallel shift in rates (in bps) [1]
Repricing scenario	-200	-100	0	+100	+200	-200	-100	0	+100	+200

Earnings at Risk (EaR)	(7.8)%	(4.0)%	—%	4.0%	7.9%	(8.9)%	(4.5)%	—%	4.4%	8.7%
Economic Value of Equity (EVE)	(1.5)%	(0.3)%	—%	(0.5)%	(1.4)%	0.1%	0.6%	—%	(1.7)%	(3.6)%
1 Assumes rates do not decline below zero in the negative rate shifts.
Asset sensitivity, as measured by EaR, declined during 2025, primarily due to shifts in the composition of funding balances. Under current deposit assumptions, interest rate risk remains within established policy limits. For interest-bearing deposits with indeterminable maturities, the weighted average modeled beta was 52%.
Prepayment assumptions are a key factor in the management of interest rate risk. Certain assets within our portfolio, such as 1-4 family residential mortgages and mortgage-backed securities, are subject to borrower-driven prepayments, which can significantly affect projected cash flows. At December 31, 2025 and 2024, estimated lifetime prepayment speeds for loans were 14.8% and 13.7%, respectively, reflecting the impact of declining mortgage rates. For mortgage-backed securities, estimated prepayment speeds were 7.0% for both periods.
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
Latent interest rate sensitivity captures anticipated changes in net interest income driven by prior interest rate movements that have not yet been fully reflected in current revenue but are expected to materialize in the near term, assuming no changes in interest rates and a static balance sheet. Latent sensitivity is projected to increase net interest income by approximately 7.0% for 2026, compared with 2025.
Emergent interest rate sensitivity reflects the projected incremental changes in net interest income resulting from future interest rate movements, measured relative to the latent level of net interest income. Assuming interest rates follow the forward curve at December 31, 2025, emergent sensitivity is modeled to reduce net interest income by approximately 2.8% from the latent level, yielding a cumulative increase of 4.2% in net interest income for 2026, compared with 2025. Under a parallel interest rate shock of +/- 100 bps to the implied forward rate path, cumulative net interest income sensitivity is projected to range between 0.5% and 9.8%.
Our strategic focus on business banking plays a significant role in our asset-liability management approach. At December 31, 2025, $30.5 billion of commercial and CRE loans were scheduled to reprice within the next six months. To manage the interest rate exposure associated with these variable-rate loans, we had $2.8 billion in notional of receive-fixed swaps designated as cash flow hedges, as well as $4.0 billion in notional of short-dated Secured Overnight Financing Rate (“SOFR”) futures. Additionally, at December 31, 2025, $4.7 billion in variable-rate consumer loans were also scheduled to reprice within the same period. For additional information regarding derivative instruments, see Notes 3 and 7 of the Notes to Consolidated Financial Statements.

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
Changes in the fair value of AFS securities and interest rate swaps that qualify as cash flow hedges are recognized in AOCI each reporting period. For additional information on investment securities and AOCI, refer to the “Capital Management” section on page 80. For more information on the accounting treatment of investment securities, see Note 5 of the Notes to Consolidated Financial Statements.
Equity Investments
Through our equity investment activities, we hold both publicly traded equity securities and non-marketable equity securities in governmental entities and institutions, such as the FRB and the FHLB. Depending on our ownership interest and level of influence over an investee’s operations, equity investments may be accounted for using various methods, including cost less impairment (adjusted for observable price changes), fair value, the equity method, or proportional or full consolidation. Regardless of the accounting method, the value of these investments is subject to fluctuations, and we may incur losses if the fair value declines below the acquisition cost. The Equity Investments Committee and Securities Valuation Committee are responsible for evaluating, monitoring, and approving equity investments in both private and public companies.
We hold investments primarily in pre-public companies, largely through a variety of SBIC funds. This investment strategy is intended to support the financing, growth, and expansion of diverse businesses, generally within our geographic footprint. At December 31, 2025 and 2024, our equity exposure to these investments totaled approximately $271 million and $204 million, respectively.
Occasionally, companies within our SBIC portfolio may complete an initial public offering (“IPO”), which introduces additional market risk due to post-IPO lock-up restrictions. In the second quarter of 2025, one of our SBIC investments successfully completed an IPO. This investment is marked-to-market until our shares have been fully divested. For additional information regarding the valuation of SBIC investments, see Note 3 of the Notes to Consolidated Financial Statements.
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
Our Treasury group is responsible for managing liquidity and funding under the oversight of ALCO. The Treasurer recommends changes to existing funding plans and liquidity and funding policies, which are submitted to ALCO for approval. Policy changes also require approval from the ERMC and the Board. In addition, we maintain and regularly test a contingency funding plan designed to identify potential sources and uses of liquidity.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Our Board-approved liquidity policy requires continuous monitoring and maintenance of adequate liquidity, diversification of funding sources, and proactive planning for future funding needs. In alignment with this policy, we conduct regular liquidity stress tests and assess our portfolio of highly liquid assets to help maintain coverage of funding requirements under stressed scenarios. These stress tests incorporate projections of funding maturities, anticipated uses of funds, and assumptions regarding deposit runoff. Assumptions consider factors such as deposit account size, operational characteristics, depositor type, and concentrations of funding sources, including large depositors and uncollateralized deposits exceeding insured limits. Highly concentrated funding sources are assigned elevated runoff factors—up to 100%—when modeling stressed funding needs. Liquidity stress testing spans multiple time horizons, from overnight to 12 months. The policy further requires us to maintain sufficient on-balance sheet liquidity, including FRB reserve balances and other highly liquid assets, to meet projected stressed outflows.
We maintain a dedicated funding desk that monitors real-time inflows and outflows within our FRB account. To manage intraday liquidity, we utilize tools such as ready access to repo markets and FHLB advances. FHLB borrowings may be structured as short-term or open-term, providing flexibility to retain or return funds based on liquidity requirements. Additionally, we pledge collateral to the FRB’s primary credit facility (discount window) and a significant portion of our highly liquid investment securities portfolio through the General Collateral Funding (“GCF”) repo program. This program allows us to pledge high-quality collateral and exchange funds anonymously with other participants, providing near-instant access to funding during market hours.
In 2025, the primary sources of cash included a decrease in investment securities, net cash provided by operating activities, a decrease in money market investments, and proceeds from the issuance of long-term debt. The primary uses of cash during the same period included an increase in loans and leases, a decrease in brokered deposits, and a decrease in short-term borrowings. Cash payments for interest, reflected in operating expenses, totaled $1.6 billion and $1.9 billion during 2025 and 2024, respectively.
The FHLB and FRB remain important sources of contingent liquidity and funding. As a member of the FHLB of Des Moines, we have the ability to borrow against eligible loans and securities to meet liquidity and funding needs. To preserve this borrowing capacity, we are required to maintain investments in both FHLB and FRB stock. At December 31, 2025, our total investment in FHLB and FRB stock was $100 million and $54 million, respectively, compared with $124 million and $65 million at December 31, 2024. The average FHLB activity stock holdings in 2025 were $183 million, compared with $85 million in 2024, contributing to an increase in dividends on FHLB activity stock during the year.
At December 31, 2025, loans with a carrying value of $25.2 billion and $18.0 billion were pledged at the FHLB and FRB, respectively, as collateral for current and potential borrowings, compared with $23.4 billion and $17.0 billion at December 31, 2024.
At December 31, 2025 and December 31, 2024, investment securities with carrying values of $17.5 billion and $17.9 billion, respectively, were pledged as collateral to support potential borrowings. These pledged securities included:
•$7.9 billion and $8.7 billion, respectively, designated for available use through the Fixed Income Clearing Corporation's GCF program and other repo programs;
•$4.5 billion and $4.7 billion, respectively, pledged to the FRB and FHLB in total; and
•$5.1 billion and $4.5 billion, respectively, pledged to secure public and trust deposits, advances, and other collateralized obligations.
A significant portion of these pledged assets is unencumbered, but remains pledged to provide immediate access to contingency funding sources. The following schedule presents our total available liquidity, including unused collateralized borrowing capacity:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
AVAILABLE LIQUIDITY

	December 31, 2025				December 31, 2024
(Dollar amounts in billions)	FHLB	FRB [1]	GCF [2]	Total	FHLB	FRB [1]	GCF [2]	Total

Total borrowing capacity	$17.4	$18.4	$8.0	$43.8	$14.6	$17.7	$8.6	$40.9
Borrowings outstanding	2.0	—	0.1	2.1	2.6	—	0.3	2.9
Remaining capacity, at period end	$15.4	$18.4	$7.9	$41.7	$12.0	$17.7	$8.3	$38.0
Cash and due from banks				0.7				0.7
Interest-bearing deposits [3]				2.2				2.9
Total available liquidity				$44.6				$41.6
Ratio of available liquidity to uninsured deposits				130%				121%
1 Represents borrowing capacity and borrowings outstanding at the Federal Reserve Bank discount window.
2 Includes $3.1 billion and $915 million pledged for use under other repo programs during the respective reporting periods.
3 Represents funds deposited by the Bank primarily at the Federal Reserve Bank.
At December 31, 2025, our total available liquidity was $44.6 billion, compared with $41.6 billion at December 31, 2024. At December 31, 2025, our sources of liquidity exceeded the estimated amount of uninsured deposits of $34.4 billion without the need to sell any investment securities.
Credit Ratings
General financial market and economic conditions affect our access to, and the cost of, external financing. Our ability to access funding markets is also directly influenced by the credit ratings assigned to us by various rating agencies. These ratings not only impact the costs associated with borrowings, but also influence the sources from which we can borrow. All credit rating agencies currently rate our debt at an investment-grade level. In November 2025, S&P upgraded its rating outlook on the Bank to “Stable” from “Negative.” There were no other changes to our credit ratings in 2025.
The following schedule presents our credit ratings:
CREDIT RATINGS

as of January 31, 2026:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

Kroll	Stable	A-	BBB+	K2
S&P	Stable	BBB+	BBB	NR
Fitch	Stable	BBB+	BBB	F2
Moody’s	Stable	Baa2	NR	P2
We may periodically issue or redeem preferred stock, senior or subordinated notes, or other forms of capital or debt instruments based on our capital requirements, funding needs, asset-liability management objectives, or prevailing market conditions. Certain issuances may be subject to regulatory approval.
In the third quarter of 2025, we issued $500 million of 4.70% Fixed-to-Floating Senior Notes with a maturity date of August 18, 2028. In the fourth quarter of 2024, we issued $500 million of 6.82% Fixed-to-Floating Subordinated Notes due 2035 and fully redeemed the outstanding shares of our Series G, I, and J preferred stock, along with $88 million of 6.95% Fixed-to-Floating Subordinated Notes due 2028. On February 4, 2026, we issued $500 million of 4.48% Fixed-to-Floating Senior Notes, due 2029. We believe our available liquidity sources are sufficient to meet all reasonably foreseeable short- and intermediate-term obligations.
For additional information regarding capital actions, see “Capital Management” on page 80. For further discussion of a recent regulatory proposal that would expand long-term debt requirements and affect our sources of available liquidity, refer to “Regulatory Developments” within Supervision and Regulation on page 9.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Contractual Obligations
The following schedule presents certain contractual obligations at December 31, 2025:
CONTRACTUAL OBLIGATIONS

(In millions)	One year or less	Over one year through three years	Over three years through five years	Over five years	Indeterminable maturity [1]	Total

Deposits	$9,776	$96	$34	$1	$65,737	$75,644
Unfunded lending commitments	8,198	7,551	4,470	9,067	—	29,286
Standby letters of credit:
Financial	643	—	—	—	—	643
Performance	288	—	—	—	—	288
Commercial letters of credit	27	—	—	—	—	27
Commitments to make venture and other noninterest-bearing investments [2]	—	—	—	—	73	73
Federal funds and other short-term borrowings	3,104	—	—	—	—	3,104
Long-term debt [3]	—	499	466	507	—	1,472
Operating leases	42	69	60	143	—	314
Total contractual obligations	$22,078	$8,215	$5,030	$9,718	$65,810	$110,851
1 Indeterminable maturity deposits include noninterest-bearing demand deposits, savings accounts, and money market deposits.
2 Commitments to make venture and other noninterest-bearing investments do not have defined maturity dates. These commitments are payable on demand and may be drawn immediately; therefore, they are presented as having indeterminable maturities.
3 The amounts presented do not reflect the impact of associated fair value hedges.
In addition to the commitments and contractual obligations presented in the schedule above, we enter into various contractual arrangements in the ordinary course of business. These include agreements for software licensing and maintenance, telecommunications services, facilities maintenance and equipment servicing, supply procurement, and other goods and services essential to our operations. Certain contracts are renewable or cancellable on an annual basis or at shorter intervals; however, to secure favorable pricing, we may also enter into multi-year agreements.
We also enter into derivative contracts that may require cash settlements based on changes in interest rates. These contracts are recorded at fair value on the balance sheet, reflecting the net present value of expected future cash inflows and outflows based on current market interest rates. For further information regarding derivative contracts, see Note 7 of the Notes to Consolidated Financial Statements.
Operational, Technology, and Cybersecurity Risk Management
Operational Risk Management
Operational risk refers to the potential impact on current or anticipated earnings or capital arising from inadequate or failed internal processes or systems, human errors or misconduct, or adverse external events. ERM supports employees, management, and the Board in assessing, measuring, managing, and monitoring this risk in accordance with our Risk Management Framework. For example, we maintain documented control self-assessments related to financial reporting under the 2013 framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and FDICIA requirements.
To manage operational risk, we have implemented a comprehensive set of measures, including:
•Transactional documentation requirements to maintain accuracy and completeness.
•Systems and procedures for monitoring transactions and positions to detect anomalies promptly.
•Controls to identify and mitigate fraud attempts, system penetrations, unauthorized access to customer data, and denial-of-access service incidents affecting legitimate customers.
•Regulatory compliance reviews to maintain adherence to applicable laws and regulations.
•Periodic evaluations by Compliance Risk Management, Internal Audit, Operational Risk Management, and Credit Examination departments to validate control effectiveness.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We have established reconciliation procedures to support data processing systems in consistently and accurately capturing critical information. Oversight of data integrity and availability is provided by our Enterprise Data & Analytics department. Additionally, we maintain disaster recovery and business continuity plans to sustain operations in the event of natural or other catastrophic events. Certain operational risks are further managed through insurance coverage, including errors and omissions and professional liability policies.
We are committed to continuously enhancing our operational risk management practices through proactive risk identification, risk and control self-assessments, business process mappings, regular control testing, and anti-fraud measures. These activities are routinely reported to enterprise management committees. Key metrics—such as operational losses, supplier risk, model risk, and change initiative risk—are established in accordance with our Risk Management Framework and overseen by Operational Risk Management. These metrics are incorporated into the Enterprise Risk Profile to monitor aggregated risks against board-established appetites. In addition, we regularly review and strengthen our enterprise business resiliency and fraud risk oversight programs.
Technology Risk Management
Technology risk refers to the potential adverse impact on business operations and customer experience resulting from reduced or denied availability, or inadequate value delivery, associated with technology applications, infrastructure, or processes. To manage these risks, we make significant investments to strengthen our technology capabilities and address technical debt arising from outdated and unsupported systems. These efforts include updating core banking platforms and enterprise applications, as well as implementing innovative digital solutions for customer engagement.
All technology projects, initiatives, and operational activities are governed by a change management framework designed to assess risks and minimize disruption to business processes and resource allocation. Proposed changes—such as new, expanded, or modified products and services, new lines of business, and other strategic initiatives—are subject to regular review and approval by the Change, Initiatives, and Technology Committee. This committee comprises senior executives, including the Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Chief Technology and Operations Officer, and Chief Risk Officer. Risk assessments and change impact analyses conducted under this framework are reported to the ROC.
At the operational level, technology governance is managed by the Enterprise and Technology Operations (“ETO”) division to promote safety, soundness, operational resilience, and compliance with established technology policies. ETO management actively participates in enterprise architecture review boards and technology risk committees to evaluate ongoing objectives related to enterprise standards compliance, strategic alignment, end-of-life planning, audit and risk issue resolution, and asset management. Defined thresholds trigger escalation of associated risks to the ERMC and ROC committees as appropriate.
We have implemented a framework for the responsible use and oversight of AI, guided by established policies and standards, and overseen by the Data and AI Governance Committee. This committee—comprising senior leaders from risk, legal, technology, and data functions—sets policy, monitors risk and related events, and helps maintain adherence to regulatory and ethical standards.
AI use cases are subject to ongoing governance, risk assessment, and appropriate oversight to maintain compliance with applicable laws, ethical standards, and organizational policies. This process includes evaluating AI models for potential bias, transparency, and data privacy risks, as well as monitoring third-party AI solutions for contractual and regulatory compliance. Our governance framework requires that AI-enabled processes remain explainable and auditable, supported by controls designed to manage outcomes and escalate issues when necessary. These measures help mitigate the financial, operational, and reputational risks associated with AI adoption.
Cybersecurity Risk Management
Cybersecurity risk is the risk of adverse impacts to the confidentiality, integrity, and availability of data owned, stored, or processed by the Bank. For information about our approach to managing cybersecurity risk, see Part I, Item 1C. Cybersecurity on page 26.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Capital Management
The Board is responsible for approving key policies related to capital management and has delegated the oversight of capital risk to the Capital Management Committee (“CMC”). Chaired by the Chief Financial Officer and comprising members of management, the CMC’s primary role is to recommend and administer Board-approved capital policies governing our capital strategy. Major responsibilities of the CMC include:
•Setting overall capital targets within the Board-approved Capital Policy, monitoring performance against policy limits, and recommending adjustments to capital structure, including dividends, common stock issuances and repurchases, subordinated debt, and other strategic actions to maintain well-capitalized levels.
•Maintaining an adequate capital buffer to withstand adverse stress scenarios while continuing to meet customer borrowing needs and ensuring access to wholesale funding, consistent with fiduciary responsibilities to depositors and bondholders.
•Evaluating capital adequacy, stress-testing results, and related indicators that influence our ability to maintain strong market confidence and flexible access to funding.
We believe maintaining a strong capital position is critical to achieving our key corporate objectives, sustaining profitability, and reinforcing confidence among depositors and investors. We focus on: (1) maintaining sufficient capital to support the current needs and growth of our businesses, aligned with our assessment of their potential to deliver shareholder value, and (2) meeting our obligations to depositors and bondholders while prudently managing capital distributions to shareholders through dividends and common stock repurchases.
We utilize stress testing as an important tool to inform our decisions on the appropriate level of capital to maintain, based on hypothetically stressed economic conditions, including the FRB’s supervisory severely adverse scenario. The timing and magnitude of capital actions are influenced by various factors, such as financial performance, business needs, prevailing and anticipated economic conditions, internal stress testing results, and approvals from both the Board and the OCC. Share repurchases may occur periodically in the open market or through privately negotiated transactions.
SHAREHOLDERS’ EQUITY

(Dollar amounts in millions)	December 31, 2025	December 31, 2024	Amount change	Percent change
Shareholders’ equity:
Preferred stock	$66	$66	$—	—%
Common stock and additional paid-in capital	1,726	1,737	(11)	(1)
Retained earnings	7,329	6,701	628	9
Accumulated other comprehensive loss	(1,941)	(2,380)	439	18
Total shareholders’ equity	$7,180	$6,124	$1,056	17
Total shareholders’ equity increased $1.1 billion, or 17%, to $7.2 billion at December 31, 2025, compared with $6.1 billion at December 31, 2024. In 2025, we repurchased 0.8 million common shares outstanding for $41 million, compared with 0.9 million common shares repurchased for $36 million in 2024. These amounts include shares acquired under both our publicly announced program and in connection with our stock compensation plan. In January 2026, we publicly announced a plan to repurchase up to $75 million of common shares outstanding during the first quarter of 2026.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At December 31, 2025, the AOCI balance reflected a net loss of $1.9 billion, primarily attributable to a decline in the fair value of fixed-rate AFS securities driven by changes in interest rates. This amount includes $1.6 billion ($1.2 billion after tax) of unrealized losses associated with securities previously transferred from AFS to HTM. Compared with December 31, 2024, AOCI improved $439 million, primarily due to increases in the fair value of AFS securities, the amortization of unrealized losses associated with the securities transferred from AFS to HTM, and paydowns on AFS securities. The improvement in AOCI had a positive impact on our tangible book value per common share. We use interest rate swaps designated as hedges of our securities to reduce the volatility of our AOCI balance. For more information about these swaps, see Note 7 of the Notes to Consolidated Financial Statements.
Absent any sales or credit impairment of the AFS securities, the unrealized losses will not be recognized in earnings. We do not intend to sell any securities in an unrealized loss position, nor do we believe it is more likely than not that we would be required to sell such securities prior to recovering their amortized cost basis. Although changes in AOCI are reflected in shareholders’ equity, they are currently excluded from regulatory capital and therefore do not impact our regulatory ratios.
Federal banking regulators have proposed implementing the Basel III Endgame framework, which would significantly revise certain capital requirements, including the incorporation of unrealized gains and losses on AFS debt securities into regulatory capital. These changes could affect our current and future capital planning, including share repurchase activity. For more information about the regulatory proposals, see “Regulatory Developments” in the Supervision and Regulation section on page 9. For more information regarding our investment securities portfolio and related unrealized gains and losses, see Note 5 of the Notes to Consolidated Financial Statements.
CAPITAL DISTRIBUTIONS

(In millions, except share data)	2025	2024
Capital distributions:
Preferred dividends paid	$4	$41
Bank preferred stock redeemed	—	374
Total capital distributed to preferred shareholders	4	415
Common dividends paid	263	248
Bank common stock repurchased [1]	41	36
Total capital distributed to common shareholders	304	284
Total capital distributed to preferred and common shareholders	$308	$699
Weighted average diluted common shares outstanding (in thousands)	147,157	147,215
Common shares outstanding, at year-end (in thousands)	147,653	147,871
1 Includes amounts related to common shares acquired through our publicly announced plans and those acquired in connection with our stock compensation plan. These shares were acquired from employees to cover their payroll taxes and stock option exercise costs upon the exercise of stock options.
Pursuant to the OCC’s “Earnings Limitation Rule,” dividend payments are limited to the sum of net income for the current fiscal year and retained earnings for the two preceding years, unless prior approval is obtained from the OCC to exceed this threshold. As of January 1, 2026, we had $1.1 billion in retained net profits available for distribution.
In 2025, we paid $4 million in dividends on preferred stock, compared with $41 million in 2024. We paid $263 million in dividends on common stock, or $1.76 per share, in 2025, compared with $248 million, or $1.66 per share, in 2024. In January 2026, the Board declared a quarterly dividend of $0.45 per common share, payable on February 19, 2026, to shareholders of record at the close of business on February 12, 2026.
Basel III
We are subject to the Basel III capital requirements, which include specific minimum regulatory capital ratios. At December 31, 2025, we exceeded all capital adequacy requirements under the Basel III framework. Based on our

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
internal stress testing and other capital adequacy assessments, we believe our capital levels sufficiently exceed both internal and regulatory requirements for well-capitalized institutions. For more information regarding our compliance with the Basel III capital requirements, see the “Supervision and Regulation” section on page 9 and Note 15 of the Notes to Consolidated Financial Statements.
The following schedule presents our capital amounts, capital ratios, and other selected performance ratios:
CAPITAL AMOUNTS AND RATIOS

(Dollar amounts in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Basel III capital amounts:
Common equity Tier 1 capital	$7,936	$7,363	$6,863
Tier 1 risk-based	8,003	7,430	7,303
Total risk-based	9,510	9,026	8,553
Risk-weighted assets	69,142	67,685	66,934
Basel III capital ratios:
Common equity Tier 1 capital	11.5%	10.9%	10.3%
Tier 1 risk-based	11.6%	11.0%	10.9%
Total risk-based	13.8%	13.3%	12.8%
Tier 1 leverage	9.0%	8.3%	8.3%
Other ratios:
Average equity to average assets	7.4%	6.8%	6.0%
Return on average common equity	13.7%	13.1%	13.4%
Return on average tangible common equity [1]	16.6%	16.2%	17.3%
Tangible equity ratio [1]	6.9%	5.8%	5.4%
Tangible common equity ratio [1]	6.9%	5.7%	4.9%
1 See “Non-GAAP Financial Measures” on page 84 for more information regarding these ratios.
At December 31, 2025, our CET1 capital was $7.9 billion, an increase of 8%, compared with $7.4 billion in the prior year period. The CET1 capital ratio improved to 11.5%, compared with 10.9%. Tangible book value per common share increased $6.94, or 21%, to $40.79, mainly due to an increase in retained earnings and reduced unrealized losses in AOCI. For more information on non-GAAP financial measures, see page 84.
In 2023, federal banking regulators proposed significant revisions to capital requirements and expanded long-term debt requirements. For more information about these and other regulatory proposals, see “Regulatory Developments” in the Supervision and Regulation section on page 9.
CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES
Note 1 of the Notes to Consolidated Financial Statements provides an overview of our significant accounting policies. Certain policies that we consider critical are described below because the related balances and estimates have a material impact on our consolidated financial statements. Any changes to these amounts, including revisions to estimates, may also have a significant effect on the financial statements. Understanding these policies and the related estimates is essential for interpreting our financial condition.
In developing these estimates, we apply complex and subjective judgments, many of which involve a high degree of uncertainty. The following discussion addresses these critical accounting policies and related estimates.
Where applicable, this document includes sensitivity analyses and illustrative examples to demonstrate the potential impact of changes in assumptions on various financial transactions. These sensitivities are hypothetical and should be interpreted with caution. Changes in estimates result from variations in underlying assumptions and cannot be extrapolated in a simple, linear manner. Furthermore, a change in one assumption often influences other assumptions, which may amplify or offset the overall effect.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Allowance for Credit Losses
The ACL comprises both the ALLL and the RULC. It represents our estimate of current expected credit losses related to the loan and lease portfolio, as well as unfunded lending commitments, as of the balance sheet date. The ACL for our HTM debt securities portfolio is estimated separately from loans and is not presented separately on the consolidated balance sheet because the amount is not significant. At both December 31, 2025 and 2024, the ACL for debt securities was less than $1 million.
Because the ACL is based on economic forecasts that inherently vary over time, it may fluctuate significantly from period to period. Any unfavorable differences between the actual credit-related outcomes and our estimates could result in additional provisions for credit losses.
Determination of the ACL involves a combination of quantitative models and management’s qualitative judgment, considering various factors over the life of the loan. Key assumptions in the quantitative model include the economic forecast, the duration of the reasonable and supportable forecast period, the length of the reversion period, prepayment rates, and the credit quality of the portfolio. The quantitative estimate incorporates losses under multiple economic scenarios—optimistic, baseline, and stressed economic conditions. Management applies qualitative adjustments to scenario weightings to align with its assessment of current conditions and reasonable and supportable forecasts.
If the ACL were calculated using only the baseline economic scenario rather than weighting multiple scenarios, the quantitatively determined ACL at December 31, 2025 would decrease by approximately $123 million. Conversely, if the probability of default for all pass-graded loans were immediately downgraded by one grade on our internal risk-grading scale, the ACL would increase by approximately $29 million. These sensitivity analyses are hypothetical and are provided solely to illustrate the potential impact of changes in economic forecasts and risk grades on the ACL estimate.
For more information on the processes and methodologies used to estimate the ACL, see Note 6 of the Notes to Consolidated Financial Statements.
Fair Value
We measure certain assets and liabilities at fair value, which represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. To promote consistency and comparability in fair value measurements, we apply a three-level hierarchy for valuation inputs:
•Level 1 — Observable inputs based on quoted prices in active markets.
•Level 2 — Inputs other than quoted prices that are observable in the market.
•Level 3 — Unobservable inputs, such as internally developed data.
When observable market prices are unavailable, fair value is estimated using valuation techniques such as discounted cash flow analysis. These models incorporate assumptions that market participants would consider in pricing the asset or the liability. The selection and weighting of these techniques may result in a fair value that differs from the carrying amount, and considerable judgment is required to determine the most representative fair value.
For assets and liabilities measured at fair value, we prioritize the use of observable inputs and minimize reliance on unobservable inputs. In certain circumstances, when market-based observable inputs for model-driven valuations are limited, we make judgments regarding assumptions that market participants would likely consider in estimating the fair value of financial instruments. Management regularly evaluates the relevance of these models under current conditions. Changes in market dynamics—such as reduced liquidity or shifts in secondary market activity—may limit the availability of quoted prices or observable data.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Fair value is applied on a recurring basis for certain assets and liabilities where fair value is the primary accounting measure, and on a nonrecurring basis for other assets and liabilities to assess impairment, determine lower of cost or fair value, or for disclosure purposes.
AFS securities are valued using multiple methodologies, depending on the security type, market data availability, and other factors. AFS securities in an unrealized loss position undergo quarterly reviews for potential credit impairment. If we intend to sell an identified security, or we determine that it is more likely than not that we would be required to sell the security before recovery of its amortized cost basis, we recognize impairment. If neither condition applies, we assess whether any impairment is attributable to credit-related factors, which are recorded as an allowance. Full or partial write-offs of AFS securities are recorded in the period when the security is deemed uncollectible.
While certain assets and liabilities—such as AFS securities—are measured at fair value, most are not adjusted for fair value changes. This asymmetrical accounting treatment can create volatility in AOCI and equity.
For more information regarding fair value estimates, see Note 3 of the Notes to Consolidated Financial Statements.
RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS
Note 2 of the Notes to Consolidated Financial Statements summarizes recently issued accounting pronouncements that we are, or will be, required to adopt. Also described is our assessment of the expected impact these accounting pronouncements may have, if material, on our financial condition and results of operations.
NON-GAAP FINANCIAL MEASURES
This Form 10-K includes certain non-GAAP financial measures alongside those prepared in accordance with generally accepted accounting principles (“GAAP”). Reconciliations between the applicable GAAP measures and the corresponding non-GAAP measures are provided in the accompanying schedules. We believe these adjustments are relevant to evaluating ongoing operating results and offer a meaningful basis for comparing performance across periods. Management uses these non-GAAP measures to assess both financial performance and position. Presenting these measures enables investors to evaluate our results using the same approach applied by management and commonly used within the financial services industry.
Non-GAAP financial measures have inherent limitations and may not be directly comparable to similar measures reported by other financial institutions. While these measures are commonly used by stakeholders to evaluate company performance, they should be viewed as supplemental and not as a substitute for analysis of results prepared in accordance with GAAP. Non-GAAP measures should not be considered in isolation, as they provide an incomplete perspective without reference to GAAP-based financial information.
Tangible Common Equity and Related Measures
Tangible common equity and related metrics are non-GAAP measures that exclude the impact of intangible assets and associated amortization. We believe these measures provide meaningful insight into the utilization of shareholders’ equity and offer a consistent basis for evaluating business performance.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Year Ended December 31,
(Dollar amounts in millions)		2025	2024	2023

Net earnings applicable to common shareholders (GAAP)		$895	$737	$648
Adjustment, net of tax:
Amortization of core deposit and other intangibles		7	5	5
Net earnings applicable to common shareholders, net of tax	(a)	$902	$742	$653
Average common equity (GAAP)		$6,530	$5,630	$4,839
Average goodwill and intangibles		(1,084)	(1,055)	(1,062)
Average tangible common equity (non-GAAP)	(b)	$5,446	$4,575	$3,777
Return on average tangible common equity (non-GAAP) [1]	(a/b)	16.6%	16.2%	17.3%
1 Excluding the effect of AOCI from average tangible common equity would result in associated returns of 11.8%, 10.4%, and 9.7% for the periods presented, respectively.
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except per share amounts)		December 31,
		2025	2024	2023

Total shareholders’ equity (GAAP)		$7,180	$6,124	$5,691
Goodwill and intangibles		(1,091)	(1,052)	(1,059)
Tangible equity (non-GAAP)	(a)	6,089	5,072	4,632
Preferred stock		(66)	(66)	(440)
Tangible common equity (non-GAAP)	(b)	$6,023	$5,006	$4,192
Total assets (GAAP)		$88,990	$88,775	$87,203
Goodwill and intangibles		(1,091)	(1,052)	(1,059)
Tangible assets (non-GAAP)	(c)	$87,899	$87,723	$86,144
Common shares outstanding (in thousands)	(d)	147,653	147,871	148,153
Tangible equity ratio (non-GAAP)	(a/c)	6.9%	5.8%	5.4%
Tangible common equity ratio (non-GAAP)	(b/c)	6.9%	5.7%	4.9%
Tangible book value per common share (non-GAAP)	(b/d)	$40.79	$33.85	$28.30
Efficiency Ratio and Adjusted Pre-Provision Net Revenue
The efficiency ratio measures operating expenses relative to revenue and provides insight into the cost of generating revenue. We adjust this ratio to exclude certain items that are not generally expected to recur frequently, as detailed in the accompanying schedule. These adjustments enhance comparability across reporting periods. Adjusted noninterest expense reflects how effectively we manage operating expenses, while adjusted pre-provision net revenue enables management and stakeholders to evaluate our capacity to generate capital. Additionally, taxable-equivalent net interest income facilitates comparability between revenue derived from taxable and tax-exempt sources.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

(Dollar amounts in millions)		2025	2024	2023

Noninterest expense (GAAP)	(a)	$2,138	$2,046	$2,097
Adjustments:
Severance costs		16	3	14
Other real estate expense, net		(2)	(1)	—
Amortization of core deposit and other intangibles		8	7	6
Restructuring costs		—	—	1
SBIC investment success fee accrual		5	1	—
FDIC special assessment		(11)	11	90
Total adjustments	(b)	16	21	111
Adjusted noninterest expense (non-GAAP)	(c)=(a-b)	$2,122	$2,025	$1,986
Net interest income (GAAP)	(d)	$2,627	$2,430	$2,438
Fully taxable-equivalent adjustments	(e)	46	45	41
Taxable-equivalent net interest income (non-GAAP)	(f)=(d+e)	2,673	2,475	2,479
Customer-related noninterest income (GAAP)	(g)	662	639	616
Net credit valuation adjustment (CVA) [1]	(h)	(9)	—	(4)
Adjusted customer-related noninterest income (non-GAAP)	(i)=(g-h)	671	639	620
Noncustomer-related noninterest income (GAAP)	(j)	96	61	61
Securities gains (losses), net	(k)	52	19	4
Adjusted noncustomer-related noninterest income (non-GAAP)	(l)=(j-k)	44	42	57
Combined income (non-GAAP)	(m)=(f+g+j)	$3,431	$3,175	$3,156
Adjusted taxable-equivalent revenue (non-GAAP)	(n)=(f+i+l)	3,388	3,156	3,156
Pre-provision net revenue (non-GAAP)	(m)-(a)	$1,293	$1,129	$1,059
Adjusted PPNR (non-GAAP)	(n)-(c)	1,266	1,131	1,170
Efficiency ratio (non-GAAP) [2]	(c/n)	62.6%	64.2%	62.9%
1 Effective the first quarter of 2025, capital markets fees and income included the net CVA, which was previously disclosed under noncustomer-related noninterest income as fair value and nonhedge derivative income.
2 Excluding the $15 million charitable contribution, adjusted noninterest expense for 2025 would have been $2.11 billion, resulting in an efficiency ratio of 62.2%.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Information required by this Item is included in “Interest Rate and Market Risk Management” within MD&A, beginning on page 72, and incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Zions Bancorporation, N.A is responsible for establishing and maintaining adequate internal control over financial reporting as defined by Exchange Act Rules 13a-15 and 15d-15.
Due to inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Additionally, projections of any evaluation of effectiveness into future periods are subject to risk, as controls may become inadequate due to changes in conditions or a decline in compliance with established policies and procedures. While any system of internal control can be compromised by human error or intentional circumvention, we believe our system provides reasonable assurance that financial transactions are properly recorded and reported, providing a sound basis for reliable financial statements.
Management evaluated the effectiveness of internal control over financial reporting using the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management concluded that internal control over financial reporting was effective as of December 31, 2025. No material weaknesses were identified.
Ernst & Young LLP, an independent registered public accounting firm, audited our consolidated financial statements for the year ended December 31, 2025, and issued an attestation report on internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”). This report is included herein.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
REPORTS OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (PCAOB ID: 42)
REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Shareholders and the Board of Directors of Zions Bancorporation, National Association
Opinion on Internal Control Over Financial Reporting
We have audited Zions Bancorporation, National Association’s (the Bank) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2025 consolidated financial statements of the Bank and our report dated February 24, 2026, expressed an unqualified opinion thereon.
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
February 24, 2026

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
REPORT ON CONSOLIDATED FINANCIAL STATEMENTS
To the Shareholders and the Board of Directors of Zions Bancorporation, National Association
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Zions Bancorporation, National Association (the Bank) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Bank at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Bank’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026, expressed an unqualified opinion thereon.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Allowance for loan and lease losses

Description of the Matter
The Bank’s loan and lease portfolio and the associated allowance for loan and lease losses (ALLL), were $60.9 billion and $678 million as of December 31, 2025, respectively. The provision for loan and lease losses was $71 million for the year ended December 31, 2025.

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
Salt Lake City, Utah
February 24, 2026

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	December 31,
	2025	2024
ASSETS
Cash and due from banks	$683	$651
Money market investments:
Interest-bearing deposits	2,202	2,850
Federal funds sold and securities purchased under agreements to resell	1,420	1,453
Trading securities, at fair value	64	35
Investment securities:
Available-for-sale, at fair value	9,207	9,095
Held-to-maturity, at amortized cost (fair value $8,940 and $9,382)	8,867	9,669
Total investment securities	18,074	18,764
Loans held for sale (includes $71 and $25 of loans carried at fair value)	201	74
Loans and leases, net of unearned income and fees	60,917	59,410
Allowance for loan and lease losses	678	696
Loans held for investment, net of allowance	60,239	58,714
Other noninterest-bearing investments	1,076	1,020
Premises, equipment, and software, net	1,363	1,366
Goodwill and intangibles	1,091	1,052
Other real estate owned	5	1
Other assets	2,572	2,795
Total assets	$88,990	$88,775
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$25,823	$24,704
Interest-bearing:
Savings and money market	39,914	40,037
Time	9,907	11,482
Total deposits	75,644	76,223
Federal funds and other short-term borrowings	3,104	3,832
Long-term debt	1,472	950
Reserve for unfunded lending commitments	46	45
Other liabilities	1,544	1,601
Total liabilities	81,810	82,651
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	66	66
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 147,653 and 147,871 shares) and additional paid-in capital	1,726	1,737
Retained earnings	7,329	6,701
Accumulated other comprehensive income (loss)	(1,941)	(2,380)
Total shareholders’ equity	7,180	6,124
Total liabilities and shareholders’ equity	$88,990	$88,775
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(In millions, except shares and per share amounts)	Year Ended December 31,
	2025	2024	2023
Interest income:
Interest and fees on loans	$3,501	$3,514	$3,196
Interest on money market investments	186	230	188
Interest on securities	497	549	563
Total interest income	4,184	4,293	3,947
Interest expense:
Interest on deposits	1,250	1,540	1,063
Interest on short- and long-term borrowings	307	323	446
Total interest expense	1,557	1,863	1,509
Net interest income	2,627	2,430	2,438
Provision for credit losses:
Provision for loan and lease losses	71	72	148
Provision for unfunded lending commitments	1	—	(16)
Total provision for credit losses	72	72	132
Net interest income after provision for credit losses	2,555	2,358	2,306
Noninterest income:
Commercial account fees	185	182	174
Card fees	95	96	101
Retail and business banking fees	75	67	66
Loan-related fees and income	75	70	79
Capital markets fees and income	116	110	77
Wealth management fees	57	58	58
Other customer-related fees	59	56	61
Customer-related noninterest income	662	639	616
Dividends and other income	44	42	57
Securities gains (losses), net	52	19	4
Total noninterest income	758	700	677
Noninterest expense:
Salaries and employee benefits	1,350	1,287	1,275
Technology, telecom, and information processing	276	260	240
Occupancy and equipment, net	166	161	160
Professional and legal services	61	64	62
Marketing and business development	64	45	46
Deposit insurance and regulatory expense	64	91	169
Credit-related expense	25	25	26
Other real estate expense, net	(2)	(1)	—
Other	134	114	119
Total noninterest expense	2,138	2,046	2,097
Income before income taxes	1,175	1,012	886
Income taxes	276	228	206
Net income	899	784	680
Preferred stock dividends	(4)	(41)	(32)
Preferred stock redemption	—	(6)	—
Net earnings applicable to common shareholders	$895	$737	$648
Weighted average common shares outstanding during the year:
Basic shares (in thousands)	147,115	147,210	147,748
Diluted shares (in thousands)	147,157	147,215	147,756
Net earnings per common share:
Basic	$6.01	$4.95	$4.35
Diluted	6.01	4.95	4.35
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)	Year Ended December 31,
	2025	2024	2023

Net income	$899	$784	$680
Other comprehensive income, net of tax:
Net change in unrealized gains on investment securities	203	31	66
Unrealized loss amortization associated with the securities transferred from AFS to HTM	181	194	208
Net change in cash flow hedge derivatives	55	86	145
Net change in other	—	1	1
Other comprehensive income, net of tax	439	312	420
Comprehensive income	$1,338	$1,096	$1,100
See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In millions, except shares and per share amounts)	Preferred stock	Common stock shares (in thousands)	Common stock and accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

Balance at December 31, 2022	$440	148,664	$1,754	$5,811	$(3,112)	$4,893
Net income				680		680
Cumulative effect adjustment, adoption of ASU 2022-02, Financial Instruments - Credit Losses: Troubled Debt Restructurings				2		2
Other comprehensive income, net of tax					420	420
Bank common stock repurchased		(972)	(51)			(51)
Net activity under employee plans and related tax benefits		461	28			28
Dividends on preferred stock				(32)		(32)
Dividends on common stock, $1.64 per share				(245)		(245)
Change in deferred compensation				(4)		(4)
Balance at December 31, 2023	440	148,153	1,731	6,212	(2,692)	5,691
Net income				784		784
Other comprehensive income, net of tax					312	312
Bank common stock repurchased		(900)	(36)			(36)
Preferred stock redemption	(374)		6	(6)		(374)
Net activity under employee plans and related tax benefits		618	36			36
Dividends on preferred stock				(41)		(41)
Dividends on common stock, $1.66 per share				(248)		(248)
Balance at December 31, 2024	66	147,871	1,737	6,701	(2,380)	6,124
Net income				899		899
Other comprehensive income, net of tax					439	439
Bank common stock repurchased		(773)	(41)			(41)
Net activity under employee plans and related tax benefits		555	30			30
Dividends on preferred stock				(4)		(4)
Dividends on common stock, $1.76 per share				(263)		(263)
Change in deferred compensation				(4)		(4)
Balance at December 31, 2025	$66	147,653	$1,726	$7,329	$(1,941)	$7,180
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$899	$784	$680
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	72	72	132
Depreciation and amortization	116	124	140
Share-based compensation	35	33	33
Deferred income tax expense (benefit)	47	(7)	(9)
Net decrease (increase) in trading securities	(29)	13	22
Net decrease (increase) in loans held for sale	27	67	(40)
Change in other liabilities	(90)	3	(299)
Change in other assets	66	94	169
Other, net	(70)	(35)	57
Net cash provided by operating activities	1,073	1,148	885
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	681	(1,878)	1,736
Proceeds from maturities and paydowns of investment securities held-to-maturity	1,034	1,024	1,052
Purchases of investment securities held-to-maturity	—	(62)	(41)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	1,586	2,028	2,337
Purchases of investment securities available-for-sale	(1,372)	(907)	(666)
Net change in loans and leases	(1,255)	(1,714)	(2,103)
Purchases and sales of other noninterest-bearing investments	13	(46)	183
Purchases of premises and equipment	(121)	(97)	(113)
Acquisition of California branches, net of cash acquired	191	—	—
Other, net	(19)	12	(15)
Net cash provided by (used in) investing activities	738	(1,640)	2,370
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,236)	1,262	3,309
Net change in short-term funds borrowed	(728)	(547)	(6,038)
Cash paid for preferred stock redemption	—	(374)	—
Proceeds from the issuance of long-term debt	498	496	—
Redemption of long-term debt	—	(88)	(128)
Proceeds from the issuance of common stock	6	10	3
Dividends paid on common and preferred stock	(267)	(289)	(282)
Bank common stock repurchased	(41)	(36)	(51)
Other, net	(11)	(7)	(9)
Net cash provided by (used in) financing activities	(1,779)	427	(3,196)
Net increase (decrease) in cash and due from banks	32	(65)	59
Cash and due from banks at beginning of year	651	716	657
Cash and due from banks at end of year	$683	$651	$716
Cash paid for interest	$1,567	$1,905	$1,368
Net cash paid for income taxes	196	192	255
Noncash activities:
Loans held for investment reclassified to loans held for sale, net	222	223	68
Trading securities reclassified to money market investments	—	—	395
Deposits acquired in purchase of California branches (at time of purchase)	657	—	—
Loans acquired in purchase of California branches, net (at time of purchase)	423	—	—
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Zions Bancorporation, National Association (“Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”) is a bank headquartered in Salt Lake City, Utah. We provide a wide range of banking products and related services, primarily in 11 Western states through seven separately managed affiliates: Zions Bank; California Bank & Trust (“CB&T”); Amegy Bank (“Amegy”); National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”); and The Commerce Bank of Washington (“TCBW”), which also operates as The Commerce Bank of Oregon in Oregon. For more information regarding operating segment performance, see Note 22.
Basis of Financial Statement Presentation and Principles of Consolidation
The consolidated financial statements include our accounts as well as those of our majority-owned subsidiaries that are consolidated. This includes wholly owned subsidiaries such as ZMFU II, Inc., which supports our municipal lending operations, and Zions Direct, Inc., a registered broker-dealer under the Exchange Act, among other subsidiaries.
Investments where we possess significant influence over the investee's operating and financial policies are accounted for using the equity method. All intercompany accounts and transactions have been eliminated during consolidation. Assets held in an agency or fiduciary capacity are excluded from the consolidated financial statements.
These financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and prevailing practices within the financial services industry. References to GAAP, including standards issued by the Financial Accounting Standards Board, are cited based on the applicable accounting guidance. In preparing these financial statements, we apply estimates and assumptions that affect the reported amounts and related disclosures in the accompanying notes. Actual results may differ from these estimates.
Subsequent Events
We evaluated events occurring between December 31, 2025 and the date of issuance of the accompanying financial statements. Based on this evaluation, we concluded that no material events occurred that would require adjustments to the consolidated financial statements. As referenced in Note 13 of the Notes to Consolidated Financial Statements, on February 4, 2026, we issued $500 million of 4.48% Fixed-to-Floating Senior Notes, maturing on February 9, 2029.
Variable Interest Entities
A variable interest entity (“VIE”) is consolidated when we are determined to be its primary beneficiary. Current accounting standards require ongoing assessments to identify the primary beneficiary of a VIE. At the inception of our involvement, and periodically thereafter, we reassess our consolidation conclusions for all entities in which we have an interest. At December 31, 2025, and 2024, no VIEs were consolidated in our financial statements.
Statement of Cash Flows
For purposes of presentation on the consolidated statements of cash flows, “cash and cash equivalents” are defined as the amounts included in “Cash and due from banks” on the consolidated balance sheet.
Securities Purchased Under Agreements to Resell
Securities purchased under agreements to resell include both overnight and term transactions, with most maturing within 50 days. These agreements are generally classified as collateralized financing arrangements and are recorded at acquisition cost plus accrued interest. We, or third parties acting on our behalf, take possession of the underlying securities. The fair value of these securities is continuously monitored throughout the contract term to help maintain

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
sufficient collateral to mitigate counterparty default risk. Contractual provisions permit us to sell or repledge certain securities accepted as collateral for securities purchased under these agreements.
At both December 31, 2025, and 2024, we held $1.4 billion in securities that we were contractually permitted to sell or repledge. The average balance of securities purchased under agreements to resell was $2.4 billion and $2.2 billion in 2025 and 2024, with the maximum month-end outstanding amounts during these same periods reaching $3.9 billion and $3.0 billion, respectively. If collateral is sold, our obligation to return the securities is recorded as “securities sold, not yet purchased” and presented as a liability in “Federal funds and other short-term borrowings” on the consolidated balance sheet.
Other Noninterest-bearing Investments
Other noninterest-bearing investments include private equity investments (“PEIs”), venture capital securities, securities acquired to satisfy for various debt and regulatory requirements, bank-owned life insurance (“BOLI”), and certain other noninterest-bearing assets. Additional details are provided in Note 3.
Certain PEIs and venture capital securities are accounted for under the equity method of accounting when we have the ability to exercise significant influence over the investee's operating and financial policies. Equity investments in PEIs that do not grant significant influence are reported at fair value when readily determinable. If a readily determinable fair value is not available, we apply a measurement alternative allowed under GAAP, which records the investment at cost, adjusted for impairment and observable price changes in identical or similar investments of the same issuer. Periodic impairment assessments are conducted by comparing carrying amounts to estimated fair values. Changes in fair value, impairment losses, and realized gains or losses from sales are included in “Securities gains (losses), net” on the consolidated statement of income. BOLI is measured at fair value based on the cash surrender values (“CSVs”) of the underlying general account insurance policies.
Business Combinations
Business combinations are accounted for using the acquisition method of accounting. Upon obtaining control, we recognize 100% of the acquired assets and assumed liabilities, irrespective of the ownership percentage. These assets and liabilities are recorded at their estimated fair values, and goodwill is recognized when the purchase price exceeds the net fair value of the acquired assets and liabilities. Transaction and restructuring costs are expensed as incurred. Adjustments to estimated fair values during the measurement period—which cannot exceed one year from the acquisition date—are recorded as changes to goodwill. The operating results of acquired businesses are included on our consolidated statement of income beginning on the acquisition date.
Other Real Estate Owned
Other real estate owned (“OREO”) primarily consists of commercial and residential real estate properties acquired through partial or full satisfaction of loan obligations. These properties are initially recorded at fair value, less estimated selling costs, based on recent appraisals at the time of transfer. Subsequently, they are carried at the lower of cost or fair value, less estimated selling costs.
Significant Accounting Policies
The following schedule outlines other significant accounting policies and indicates the corresponding Note and page where each policy is described:

Fair value	Note 3	page 98	Goodwill and other intangible assets	Note 10	page 132
Offsetting assets and liabilities	Note 4	page 104	Long-term debt	Note 13	page 134
Investment securities	Note 5	page 104	Commitments, guarantees, contingent liabilities, and related parties	Note 16	page 139
Loans and allowance for credit losses	Note 6	page 108	Revenue from contracts with customers	Note 17	page 140
Derivative instruments and hedging activities	Note 7	page 126	Share-based compensation	Note 19	page 144
Leases	Note 8	page 130	Income taxes	Note 20	page 147
Premises, equipment, and software	Note 9	page 132	Net earnings per common share	Note 21	page 150

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
2.    RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Effective date	Effect on the financial statements or other significant matters

Standards not yet adopted by the Bank as of December 31, 2025

ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)
This accounting standards update (“ASU”) requires additional disclosures of certain costs and expenses in both interim and annual reporting periods, including:
•Amounts of employee compensation, depreciation, selling costs, and intangible asset amortization included in certain expense lines presented on the face of the income statement within continuing operations.
•A qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively.
		Annual periods beginning January 1, 2027; Interim periods beginning January 1, 2028.	The overall effect of this standard is not expected to have a material impact on our consolidated financial statements.

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
•Capitalization Criteria: Capitalization of eligible software development costs commences once management has both authorized and committed to funding the project, and it is probable that the project will be completed, and requires consideration of development uncertainties.
•Updated disclosure requirements.
		Annual and interim periods beginning after December 15, 2027.	The overall effect of this standard is not expected to have a material impact on our consolidated financial statements.

ASU 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans
This ASU broadens the population of financial assets subject to the gross-up method under Topic 326 to include all purchased seasoned loans (excluding credit cards), which are defined as:
•Non-purchase credit deteriorated (“PCD”) loans acquired in a business combination.
•Non-PCD loans acquired in an asset acquisition more than 90 days after their origination date.
		Annual and interim periods beginning after December 15, 2026.	The overall effect of this standard is not expected to have a material impact on our consolidated financial statements.

ASU 2025-09, Derivatives and Hedging (Topic 815)—Hedge Accounting Improvements
This ASU introduces targeted improvements to accounting standards codification (“ASC”) Topic 815 to better align hedge accounting with common risk management strategies. The updates address multiple items, including the following:
•Similar risk assessment for cash flow hedges.
•Hedging interest payments on choose-your-rate debt.
•Net written options as hedging instruments.
		Annual and interim periods beginning after December 15, 2026.	The overall effect of this standard is not expected to have a material impact on our consolidated financial statements.

Standards adopted by the Bank during 2025

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	This ASU requires additional detailed information to improve the usefulness of income tax disclosures. This includes providing detailed annual disclosures on rate reconciliation and income taxes paid for specific categories and when certain quantitative thresholds are met.	Annual periods beginning January 1, 2025.	The overall effect of this standard did not have a material impact on our consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
3. FAIR VALUE
Fair Value Measurement
We measure certain assets and liabilities at fair value. Fair value represents the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price) in the principal market or most advantageous market available to us, in an orderly transaction between market participants as of the measurement date. To promote consistency and comparability, fair value measurements are categorized within a three-level hierarchy based on the observability of the inputs used, as outlined below. Observable market data is prioritized, and reliance on unobservable inputs in minimized. When quoted market prices are not available, fair value is determined using valuation models that incorporate assumptions that align with those that market participants would consider in pricing the asset or liability. Changes in market conditions may reduce the availability of observable inputs.
The following fair value hierarchy prioritizes the use of observable inputs over unobservable inputs when measuring the fair value of assets and liabilities:
•Level 1 — Quoted prices in active markets for identical assets or liabilities that we can access at the measurement date;
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
Fair value classifications are determined based on the lowest level input that is significant to the overall measurement. In the absence of evidence indicating forced or disorderly transactions, market activity is presumed to be orderly. Applicable accounting guidance prohibits the use of blockage discounts or liquidity adjustments based solely on the volume of instruments held by the Bank.
We measure certain assets and liabilities at fair value on a recurring basis when fair value is the primary basis for accounting. Fair value is also applied on a nonrecurring basis for certain assets or liabilities for purposes such as evaluating impairment, applying lower of cost or fair value accounting, or providing fair value disclosures for certain financial instruments.
Fair Value Policies and Procedures
We have implemented a comprehensive framework of policies, processes, and internal controls designed to promote the reasonable estimation, thorough review, and formal approval of fair value measurements. The Securities Valuation Committee, comprised of members of executive management, reviews and approves the key elements of fair value measurements on a quarterly basis, including significant valuation assumptions used in Level 3 measurements. In addition, the Model Risk Management Group is responsible for conducting validations of valuation models, including internally developed models, and for establishing the policies and procedures governing the timing and requirements for subsequent revalidations.
Third-party Service Providers
We utilize a third-party pricing service to determine the fair value of substantially all Level 2 available-for-sale (“AFS”) securities. Fair value measurements for other Level 2 AFS securities are generally based on valuation inputs corroborated by observable market data, which may include discounted cash flow analyses.
For Level 2 securities, the third-party pricing service provides ongoing documentation that incorporates market data, detailed pricing information, and market reference data. This information includes benchmark yields, reported market trades, broker-dealer quotations, issuer-specific spreads, two-sided markets, benchmark securities, bids and

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
offers, and additional reference data from the vendor's trading platform. We regularly review, test, and validate the information provided to support the reasonableness of the resulting fair value measurements.
The following describes the hierarchy classifications, valuation methodologies, and key inputs used to measure fair value on a recurring basis for designated financial instruments:
Trading securities
Trading securities are measured using observable market inputs and are classified in Level 1 and Level 2.
Available-for-Sale investment securities
•U.S. Treasury, Government Agency, and Corporate Securities — U.S. Treasury securities measured using quoted market prices are classified in Level 1. U.S. agency and corporate securities measured using observable market inputs are classified in Level 2.
•Municipal Securities — Municipal securities are measured using observable market inputs and are classified in Level 2.
•Other Debt Securities — Other debt securities are measured using quoted prices for similar securities and are classified in Level 2.
Loans held for sale
We have elected the fair value option for certain commercial real estate (“CRE”) loans designated for sale to a third-party conduit for securitization. These loans are measured at fair value using observable market prices for mortgage-backed securities with similar collateral and are classified in Level 2. Valuations incorporate adjustments for differences between the securities and the underlying loans, including credit quality, portfolio composition, and liquidity considerations.
Bank-owned Life Insurance
BOLI is measured according to the CSV of the underlying policies. Nearly all policies are general account contracts whose CSVs are based on our claims on the insurers’ assets. The insurers’ investment portfolios primarily consist of fixed-income securities, including investment-grade corporate bonds and various mortgage-related instruments. Management regularly monitors BOLI performance, including concentrations across insurance providers. BOLI balances are classified in Level 2 of the fair value hierarchy.
Private Equity Investments
PEIs measured at fair value on a recurring basis are generally classified in Level 3 due to the use of unobservable valuation inputs. Key assumptions include current and projected financial performance, recent financing transactions, economic and market conditions, comparable company data, market liquidity, and other relevant factors. The majority of these investments are held within our Small Business Investment Company (“SBIC”) and represent early stage venture investments. These investments are reviewed at least quarterly by the Securities Valuation Committee and more frequently when a new financing round occurs. Some PEIs may be valued using operating performance multiples. When an investment becomes publicly traded, it is classified in Level 1. Certain investments may be subject to redemption restrictions.
Agriculture Loan Servicing
We service agriculture loans approved and funded by the Federal Agricultural Mortgage Corporation (“FAMC”) under a servicing agreement for loans owned by FAMC. These servicing assets are measured at fair value, representing the present value of projected net future servicing cash flows. Because the valuation incorporates unobservable inputs, these assets are classified in Level 3 of the fair value hierarchy.
Deferred Compensation Plan Assets
Deferred compensation plan assets consist of shares of registered investment companies. These mutual fund investments are measured using quoted market prices, which represent the net asset value of the shares held at period-end. Accordingly, these assets are classified in Level 1.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Derivatives
Exchange-traded derivatives, such as standardized future contracts, are generally classified in Level 1 because they are valued using quoted prices in active markets. Over-the-counter derivatives—including interest rate swaps, energy commodity swaps, forwards, options, and purchased credit default swaps—are generally classified in Level 2. Their fair values are determined using valuation techniques that incorporate observable market inputs such as yield curves, foreign exchange rates, commodity prices, option volatilities, credit spreads, and other relevant market data. Valuations also include credit valuation adjustments (“CVAs”) to reflect nonperformance risk of both our counterparties and ourselves. CVAs are generally determined by applying a credit spread to expected exposures, net of any collateral.
Securities Sold, Not Yet Purchased
Securities sold, not yet purchased, are included in “Federal funds and other short-term borrowings” on the consolidated balance sheet. These instruments are measured using quoted market prices and are generally classified in Level 1. When quoted prices for identical securities are not available, quoted prices for similar securities are used, in which case the related balances are classified in Level 2.
Fair Value Hierarchy
The following schedule presents assets and liabilities measured at fair value on a recurring basis:

	December 31, 2025
(In millions)	Level 1	Level 2	Level 3	Total
ASSETS
Trading securities	$—	$64	$—	$64
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	1,411	6,862	—	8,273
Municipal securities	—	909	—	909
Other debt securities	—	25	—	25
Total available-for-sale	1,411	7,796	—	9,207
Loans held for sale	—	71	—	71
Other noninterest-bearing investments:
Bank-owned life insurance	—	573	—	573
Private equity investments [1]	6	—	157	163
Other assets:
Agriculture loan servicing	—	—	18	18
Deferred compensation plan assets	154	—	—	154
Derivatives	—	360	—	360
Total assets	$1,571	$8,864	$175	$10,610
LIABILITIES
Fed funds and other short-term borrowings:
Securities sold, not yet purchased	$135	$—	$—	$135
Other liabilities:
Derivatives	—	260	—	260
Total liabilities	$135	$260	$—	$395

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
(In millions)	Level 1	Level 2	Level 3	Total
ASSETS
Trading securities	$—	$35	$—	$35
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	662	7,300	—	7,962
Municipal securities	—	1,108	—	1,108
Other debt securities	—	25	—	25
Total available-for-sale	662	8,433	—	9,095
Loans held for sale	—	25	—	25
Other noninterest-bearing investments:
Bank-owned life insurance	—	562	—	562
Private equity investments [1]	3	—	105	108
Other assets:
Agriculture loan servicing	—	—	20	20
Deferred compensation plan assets	149	—	—	149
Derivatives	—	446	—	446
Total assets	$814	$9,501	$125	$10,440
LIABILITIES
Fed funds and other short-term borrowings:
Securities sold, not yet purchased	$21	$—	$—	$21
Other liabilities:
Derivatives	—	350	—	350
Total liabilities	$21	$350	$—	$371
1 The level 1 PEIs generally relate to the portion of our SBIC investments and other similar investments that are publicly traded.
Fair Value Option for Certain Loans Held for Sale
We apply the fair value option to certain commercial real estate loans designated for sale to third-party conduits for securitization and hedged with derivative instruments. This election reduces accounting volatility that would otherwise result from the mismatch between measuring loans held for sale at the lower of cost or fair value and derivatives at fair value, without requiring the application of hedge accounting. These loans are included in “Loans held for sale” on the consolidated balance sheet. Related fair value gains and losses are included in “Capital markets fees and income” on the consolidated statement of income, and accrued interest is included in “Interest and fees on loans.”
At December 31, 2025 and 2024, we had $71 million and $25 million, respectively, of loans measured at fair value, with a corresponding unpaid principal balance of $72 million and $26 million. During 2025 and 2024, we recognized approximately $11 million and $14 million, respectively, in net gains from loan sales and valuation adjustments related to loans measured at fair value and the associated derivatives.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Level 3 Valuations
Roll-forward of Level 3 Fair Value Measurements
The following schedule presents a roll-forward of assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	December 31, 2025		December 31, 2024		December 31, 2023
(In millions)	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing

Balance at beginning of year	$105	$20	$92	$19	$81	$14
Unrealized securities gains (losses), net	63	—	9	—	(2)	—
Other noninterest income	—	(2)	—	1	—	5
Purchases	15	—	11	—	14	—
Cost of investments sold	(13)	—	(7)	—	(1)	—
Transfers out	(13)	—	—	—	—	—
Balance at end of year	$157	$18	$105	$20	$92	$19
The roll-forward of Level 3 instruments includes the following realized gains and losses recognized in “Securities gains (losses), net” on the consolidated statement of income for the periods presented:

(In millions)	Year Ended December 31,
	2025	2024	2023

Securities gains (losses), net	$(17)	$1	$(1)
Nonrecurring Fair Value Measurements
Certain assets and liabilities are measured at fair value on a nonrecurring basis. These include impaired loans measured at the fair value of the underlying collateral, OREO, and equity investments without readily determinable fair values. Nonrecurring fair value adjustments generally arise from observable price changes for such equity investments, write-downs of individual assets, or the application of lower of cost or fair value accounting.
Collateral-dependent loans are measured at the lower of amortized cost or the fair value of the collateral. OREO is initially recorded at fair value based on collateral appraisals at the time of transfer and subsequently measured at the lower of cost or fair value, net of estimated selling costs. Fair value measurements for collateral-dependent loans and OREO are derived from third-party appraisals utilizing one or more valuation approaches (income, market, and cost approaches). Adjustments to appraisal values may be made based on recently completed and validated third-party appraisals, third-party appraisal services, automated valuation models, or management’s informed judgment. Automated valuation services—which rely on models incorporating market, economic, and demographic factors—may be used primarily for residential properties when updated valuations from other methods are not available within 90 days of the balance sheet date.
At December 31, 2025, we had $24 million of collateral-dependent loans measured at fair value. During 2025, we recognized $8 million in losses related to changes in fair value for these loans.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Fair Value of Certain Financial Instruments
The following schedule presents the carrying values and estimated fair values of certain financial instruments:

	December 31, 2025			December 31, 2024
(In millions)	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Financial assets:
Held-to-maturity investment securities	$8,867	$8,940	2	$9,669	$9,382	2
Loans and leases (including loans held for sale), net of allowance	60,440	59,383	3	58,788	57,130	3
Financial liabilities:
Time deposits	9,907	9,839	2	11,482	11,468	2
Long-term debt	1,472	1,506	2	950	950	2
For the items presented in the preceding schedule, fair value is estimated using the following methodologies:
•Held-to-maturity (“HTM”) investment securities—Fair value is estimated using either a third-party pricing service or an internal valuation model, both of which rely on observable market yields.
•Loans and leases measured at amortized cost—Fair value is estimated for disclosure purposes by discounting expected future cash flows using the applicable yield curve and incorporating a factor based on recent loan originations, which reflects the liquidity premium inherent in the loan portfolio. The discounted cash flows are then reduced by estimated aggregate credit losses over the life of the loan portfolio.
•Time and foreign deposits—Fair value is determined by discounting estimated future cash flows using the yield curve corresponding to the deposits’ respective maturities.
•Long-term debt—When available, fair value is based on actual market trade data. In the absence of observable trades, fair value is estimated by discounting contractual cash flows to maturity using the applicable yield curve, adjusted for credit spreads.
The preceding schedule excludes financial instruments that are recorded at fair value on a recurring basis, as well as certain financial assets and liabilities for which carrying value approximates fair value. These instruments include cash and due from banks, money market investments, demand deposits, savings and money market accounts, federal funds purchased and other short-term borrowings, and security repurchase agreements. The estimated fair value of demand, savings, and money market deposits equals the amount payable on demand at the reporting date. Carrying value is used for these instruments because they have no stated maturity, funds are withdrawable immediately, and credit risk is generally negligible. Instruments for which carrying value approximates fair value are typically classified in Level 2 of the fair value hierarchy because their valuation relies primarily on observable market inputs.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
4.    OFFSETTING ASSETS AND LIABILITIES
The following schedule presents gross and net information for selected financial instruments on the balance sheet:

	December 31, 2025
				Gross amounts not offset on the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset on the balance sheet	Net amounts presented on the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets
Federal funds sold and securities purchased under agreements to resell	$1,420	$—	$1,420	$—	$—	$1,420
Derivatives (included in Other assets)	360	—	360	(51)	(232)	77
Total assets	$1,780	$—	$1,780	$(51)	$(232)	$1,497
Liabilities
Federal funds and other short-term borrowings	$3,104	$—	$3,104	$—	$—	$3,104
Derivatives (included in Other liabilities)	260	—	260	(51)	(17)	192
Total liabilities	$3,364	$—	$3,364	$(51)	$(17)	$3,296

	December 31, 2024
				Gross amounts not offset on the balance sheet
(In millions)	Gross amounts recognized	Gross amounts offset on the balance sheet	Net amounts presented on the balance sheet	Financial instruments	Cash collateral received/pledged	Net amount
Assets
Federal funds sold and securities purchased under agreements to resell	$1,453	$—	$1,453	$—	$—	$1,453
Derivatives (included in Other assets)	446	—	446	(19)	(404)	23
Total assets	$1,899	$—	$1,899	$(19)	$(404)	$1,476
Liabilities
Federal funds and other short-term borrowings	$3,832	$—	$3,832	$—	$—	$3,832
Derivatives (included in Other liabilities)	350	—	350	(19)	(3)	328
Total liabilities	$4,182	$—	$4,182	$(19)	$(3)	$4,160
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
5.    INVESTMENT SECURITIES
Investment Securities
We classify our investment securities as either AFS or HTM. AFS securities, which primarily consist of debt instruments used to manage liquidity and interest rate risk and to generate interest income, are measured at fair value. Unrealized gains and losses from AFS securities, net of applicable taxes, are recognized in other comprehensive income (“OCI”).
HTM securities represent investments that management has both the intent and ability to hold until maturity. These securities are carried at amortized cost, which reflects the original purchase price, adjusted for the amortization or accretion of any premiums or discounts, as well as any impairment losses, including those related to credit.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Gains or losses resulting from the sale of investment securities are recognized in noninterest income and are measured using the specific identification method.
The carrying values of our investment securities exclude accrued interest receivables of $64 million and $60 million at December 31, 2025, and 2024, respectively. These amounts are included in “Other assets” on the consolidated balance sheet.
Purchase premiums on callable debt securities classified as AFS or HTM are amortized into interest income using the effective yield method based on the earliest call date. For all other AFS and HTM securities, purchase premiums and discounts are amortized into interest income over the contractual life of the security using the effective yield method.
When principal prepayments occur, a proportionate amount of the related premium or discount is recognized in income to maintain a consistent effective yield on the remaining balance of the security. For more information regarding the methodologies used to estimate the fair value of investment securities, see Note 3.
Investment securities with a carrying value of $17.5 billion and $17.9 billion were pledged as collateral for potential borrowings at December 31, 2025, and 2024, respectively.
When a security is transferred from AFS to HTM, the difference between its amortized cost basis and its fair value on the transfer date is amortized as a yield adjustment through interest income. The fair value at the transfer date establishes either a premium or discount relative to the amortized cost basis of the HTM securities. The amortization of unrealized gains or losses reported in accumulated other comprehensive income (“AOCI”) offsets the impact of amortizing the resulting premium or discount through interest income created by the transfer.
The discount associated with securities previously transferred from AFS to HTM was $1.6 billion ($1.2 billion after tax) at December 31, 2025, compared with $1.8 billion ($1.4 billion after tax) at December 31, 2024.
The following schedule presents the amortized cost and estimated fair values of our AFS and HTM securities:

	December 31, 2025
(In millions)	Amortized cost	Gross unrealized gains [1]	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$1,500	$17	$106	$1,411
U.S. Government agencies and corporations:
Agency securities	313	—	15	298
Agency guaranteed mortgage-backed securities	7,207	5	989	6,223
Small Business Administration loan-backed securities	355	—	14	341
Municipal securities	953	—	44	909
Other debt securities	25	—	—	25
Total available-for-sale	10,353	22	1,168	9,207
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	137	—	3	134
Agency guaranteed mortgage-backed securities	8,459	111	25	8,545
Municipal securities	271	—	10	261
Total held-to-maturity	8,867	111	38	8,940
Total investment securities	$19,220	$133	$1,206	$18,147

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
(In millions)	Amortized cost	Gross unrealized gains [1]	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$781	$—	$119	$662
U.S. Government agencies and corporations:
Agency securities	441	—	26	415
Agency guaranteed mortgage-backed securities	7,713	1	1,263	6,451
Small Business Administration loan-backed securities	455	—	21	434
Municipal securities	1,186	—	78	1,108
Other debt securities	25	—	—	25
Total available-for-sale	10,601	1	1,507	9,095
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	148	—	8	140
Agency guaranteed mortgage-backed securities	9,202	2	263	8,941
Municipal securities	319	—	18	301
Total held-to-maturity	9,669	2	289	9,382
Total investment securities	$20,270	$3	$1,796	$18,477
1 Gross unrealized gains for the respective AFS security categories without values were individually less than $1 million.
The following schedule presents gross unrealized losses for AFS securities and the estimated fair value, categorized by the length of time the securities have been in an unrealized loss position:

	December 31, 2025
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$—	$99	$106	$296	$106	$395
U.S. Government agencies and corporations:
Agency securities	—	7	15	288	15	295
Agency guaranteed mortgage-backed securities	2	86	987	5,735	989	5,821
Small Business Administration loan-backed securities	—	24	14	309	14	333
Municipal securities	—	68	44	797	44	865
Other	—	15	—	—	—	15
Total available-for-sale investment securities	$2	$299	$1,166	$7,425	$1,168	$7,724

	December 31, 2024
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$3	$198	$116	$285	$119	$483
U.S. Government agencies and corporations:
Agency securities	—	3	26	403	26	406
Agency guaranteed mortgage-backed securities	—	86	1,263	6,171	1,263	6,257
Small Business Administration loan-backed securities	—	35	21	387	21	422
Municipal securities	—	68	78	984	78	1,052
Total available-for-sale investment securities	$3	$390	$1,504	$8,230	$1,507	$8,620

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At December 31, 2025, and 2024, the number of AFS investment securities in an unrealized loss position totaled 2,037 and 2,534, respectively.
There were no gross realized gains or losses from sales of AFS investment securities during 2025 and 2024. In 2023, gross realized gains and losses were $72 million each.
The following schedule presents interest income categorized by investment security type:

	2025			2024			2023
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total

Available-for-sale	$261	$27	$288	$294	$31	$325	$291	$31	$322
Held-to-maturity	199	5	204	218	4	222	236	3	239
Total investment securities	$460	$32	$492	$512	$35	$547	$527	$34	$561
Maturities
The following schedule presents the amortized cost and weighted average yields of debt securities, categorized by the remaining contractual maturity of principal payments at December 31, 2025. The schedule does not reflect the effects of interest rate resets or fair value hedges. Additionally, the remaining contractual principal maturities shown do not represent the portfolio’s duration, as they exclude expected prepayments or amortization, which typically result in measured durations that are significantly shorter than contractual maturities.

	December 31, 2025
	Total debt securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollar amounts in millions)	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
Available-for-sale
U.S. Treasury securities	$1,500	3.71%	$100	4.04%	$201	3.99%	$798	4.28%	$401	2.35%
U.S. Government agencies and corporations:
Agency securities	313	3.25	—	—	56	3.98	159	2.97	98	3.30
Agency guaranteed mortgage-backed securities	7,207	2.09	7	1.30	218	2.91	1,778	1.83	5,204	2.14
Small Business Administration loan-backed securities	355	4.36	—	—	11	5.26	106	3.70	238	4.61
Municipal securities [1]	953	2.06	100	3.17	298	1.93	541	1.92	14	2.41
Other debt securities	25	7.97	—	—	10	9.51	—	—	15	6.95
Total available-for-sale securities	10,353	2.45	207	3.53	794	3.01	3,382	2.54	5,970	2.29
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	137	4.15	—	—	—	—	76	3..50	61	4.96
Agency guaranteed mortgage-backed securities	8,459	1.84	—	—	28	1.45	10	2.78	8,421	1.84
Municipal securities [1]	271	3.22	24	2.03	137	2.95	103	3.67	7	5.88
Total held-to-maturity securities	8,867	1.91	24	2.03	165	2.69	189	3.55	8,489	1.86
Total investment securities	$19,220	2.20	$231	3.37	$959	2.95	$3,571	2.59	$14,459	2.04
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Impairment
AFS Impairment
We review our AFS securities portfolio for potential impairment on a quarterly basis, assessing each security individually. An AFS security is considered impaired when its fair value is less than its amortized cost basis as of the balance sheet date. If we either intend to sell the impaired security, or determine that it is more likely than not that we will be required to sell the security before recovering its amortized cost basis, an impairment loss is recognized through earnings by adjusting the amortized cost basis to fair value as of the reporting date.
If we have the intent and ability to hold the security, we evaluate whether any impairment is attributable to credit-related factors. This assessment includes consideration of several factors, primarily internal and external credit ratings, to determine whether the decline in fair value relative to amortized cost is due to credit deterioration or other factors. When credit impairment is identified, we measure the credit loss and record an allowance.
To measure the credit loss, we generally compare the present value of expected future cash flows to the security’s amortized cost basis. Expected cash flows incorporate assumptions related to default probabilities and loss severity, among other factors, and may include prepayment assumptions. Certain internal models may be utilized in this process. The security-specific effective interest rate is used to discount expected cash flows. If the present value of expected cash flows is less than the amortized cost basis, the shortfall is recorded as an allowance for credit loss, limited to the amount by which fair value is less than amortized cost basis (i.e., the allowance cannot reduce the carrying value below fair value).
The assumptions used to estimate expected cash flows vary depending on the asset class, structure, and credit rating of the security. Declines in fair value not reflected in the allowance for credit losses (“ACL”) are recorded in other comprehensive income, net of applicable taxes. The process, methodology, and factors considered in evaluating securities for impairment are described below. For additional information regarding the fair value measurement of investment securities, see Note 3.
No impairment losses were recognized on our AFS investment securities portfolio during 2025 and 2024. The unrealized losses primarily reflect the impact of higher interest rates subsequent to the purchase of the securities and are not attributable to credit-related factors. Accordingly, absent any future sales, we expect to recover the full principal value of these securities upon maturity. At December 31, 2025, we did not intend to sell any securities in an unrealized loss position, nor do we believe it is more likely than not that we would be required to sell such securities prior to recovering their amortized cost basis.
HTM Impairment
For HTM securities, the ACL is evaluated using the same methodology applied to loans and leases measured at amortized cost, as described in Note 6. At December 31, 2025, the ACL for HTM securities was less than $1 million. All HTM securities were assigned a credit quality rating of “Pass,” with none classified as past due.

6.    LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
At origination, each loan is classified as either held for investment or held for sale based on our intended purpose. We may subsequently change our intent for a loan or portfolio of loans and reclassify them accordingly. Loans held for sale are carried at the lower of cost or fair value. When fair value is less than cost, a valuation allowance is established based on assessments performed at the time of reclassification and reviewed periodically thereafter. Associated gains and losses are determined as the difference between the sales proceeds and the carrying amount and are included in “Loan-related fees and income” on the consolidated statement of income.
In the ordinary course of business, we may syndicate portions of loans or transfer interests under participation agreements to manage credit risk and portfolio concentrations. We review all loan participations to confirm they meet the applicable accounting criteria to qualify for sale treatment.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We elect the fair value option for certain CRE loans designated for sale or securitization that are hedged with derivative instruments, as described further in Note 3. Gains and losses on the sale of these loans are included in “Capital markets fees” on the consolidated statement of income.
The following schedule presents our loan and lease portfolio according to major portfolio segment and specific class:

	December 31,
(In millions)	2025	2024

Loans held for sale	$201	$74
Commercial:
Commercial and industrial	$17,761	$16,891
Owner-occupied	9,274	9,333
Municipal	4,294	4,364
Leasing	367	377
Total commercial	31,696	30,965
Commercial real estate:
Term	11,234	10,703
Construction and land development	2,162	2,774
Total commercial real estate	13,396	13,477
Consumer:
1-4 family residential	10,462	9,939
Home equity credit line	3,950	3,641
Construction and other consumer real estate	782	810
Bankcard and other revolving plans	515	457
Other	116	121
Total consumer	15,825	14,968
Total loans and leases	$60,917	$59,410
Loans and leases classified as held for investment are measured and presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $61 million and $43 million at December 31, 2025, and December 31, 2024, respectively. These unamortized amounts are amortized into interest income over the life of the loan using the interest method. The amortized cost basis of the loans does not include accrued interest receivables of $276 million and $281 million at December 31, 2025, and December 31, 2024, respectively. These receivables are included in “Other assets” on the consolidated balance sheet.
Municipal loans generally include loans to state and local governments (“municipalities”), with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio totaled $257 million at December 31, 2025 and $260 million at December 31, 2024.
Loans with a carrying value of approximately $43.2 billion at December 31, 2025, and $40.4 billion at December 31, 2024, have been pledged at the Federal Reserve and the Federal Home Loan Bank (“FHLB”) of Des Moines as collateral for current and potential borrowings.
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

	Twelve Months Ended December 31,
(In millions)	2025	2024

Loans added to held for sale	$1,287	$922
Loans sold from held for sale	1,145	899
Occasionally, we have continuing involvement in sold loans through retained servicing rights or guarantees. The principal balance of loans sold for which we have retained servicing was approximately $679 million at December 31, 2025, and $615 million at December 31, 2024. Income generated from sold loans, excluding servicing, was $12 million in 2025, $8 million in 2024, and $16 million in 2023.
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
We establish the amount of the ACL by analyzing the portfolio at least quarterly, and we adjust the provision for loan losses and unfunded lending commitments to help maintain the ACL at an appropriate level at the balance sheet date. The ACL is determined based on our review of loans with similar risk characteristics, which are evaluated on a collective basis, as well as loans without similar risk characteristics, which are evaluated on an individual basis.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We estimate current expected credit losses for each loan by considering historical credit loss experience, current conditions, and reasonable and supportable forecasts about the future. We use the following two types of credit loss estimation models:
•Econometric loss models, which rely on statistical analyses of our historical loss experience, dependent on economic factors and other loan-level characteristics. Statistically relevant economic factors vary depending on the type of loan, but include variables such as unemployment, real estate price indices, energy prices, and gross domestic product. The models use multiple economic scenarios that reflect optimistic, baseline, and stressed economic conditions. The results derived using these economic scenarios are weighted to produce the credit loss estimate. Management may adjust the weights to reflect their assessment of current conditions and reasonable and supportable forecasts.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Changes in the Allowance for Credit Losses
The following schedule presents a roll-forward of the ACL categorized by loan portfolio segment:

	December 31, 2025
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan and lease losses
Balance at beginning of year	$308	$300	$88	$696
Provision for loan losses	162	(115)	24	71
Gross loan and lease charge-offs	103	4	15	122
Recoveries	24	4	5	33
Net loan and lease charge-offs (recoveries)	79	—	10	89
Balance at end of year	$391	$185	$102	$678
Reserve for unfunded lending commitments
Balance at beginning of year	$26	$11	$8	$45
Provision for unfunded lending commitments	(7)	8	—	1
Balance at end of year	$19	$19	$8	$46
Total allowance for credit losses
Allowance for loan and lease losses	$391	$185	$102	$678
Reserve for unfunded lending commitments	19	19	8	46
Total allowance for credit losses	$410	$204	$110	$724

	December 31, 2024
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan and lease losses
Balance at beginning of year	$302	$241	$141	$684
Provision for loan losses	51	67	(46)	72
Gross loan and lease charge-offs	68	11	12	91
Recoveries	23	3	5	31
Net loan and lease charge-offs (recoveries)	45	8	7	60
Balance at end of year	$308	$300	$88	$696
Reserve for unfunded lending commitments
Balance at beginning of year	$19	$17	$9	$45
Provision for unfunded lending commitments	7	(6)	(1)	—
Balance at end of year	$26	$11	$8	$45
Total allowance for credit losses
Allowance for loan and lease losses	$308	$300	$88	$696
Reserve for unfunded lending commitments	26	11	8	45
Total allowance for credit losses	$334	$311	$96	$741

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Nonaccrual Loans
Loans are generally placed on nonaccrual when the full collection of principal and interest is not expected, or when the loan is 90 days or more past due on principal or interest, unless the loan is both well secured and in the process of collection. The decision to place a loan on nonaccrual considers factors such as delinquency status, collateral valuation, the financial condition of the borrower or guarantor, bankruptcy proceedings, pending litigation, and any other indicators that create uncertainty regarding the full and timely collection of principal and interest.
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
The following schedule presents the amortized cost basis of loans on nonaccrual:

	December 31, 2025
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance [1]	with allowance		Related allowance

Commercial:
Commercial and industrial	$44	$46	$90	$18
Owner-occupied	33	18	51	1
Municipal	—	2	2	—
Leasing	—	3	3	1
Total commercial	77	69	146	20
Commercial real estate:
Term	4	68	72	2
Construction and land development	—	1	1	—
Total commercial real estate	4	69	73	2
Consumer:
1-4 family residential	14	51	65	5
Home equity credit line	—	30	30	8
Bankcard and other revolving plans	—	1	1	1
Total consumer loans	14	82	96	14
Total	$95	$220	$315	$36

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance [1]	with allowance		Related allowance

Commercial:
Commercial and industrial	$45	$69	$114	$19
Owner-occupied	18	13	31	1
Municipal	5	6	11	2
Leasing	—	2	2	1
Total commercial	68	90	158	23
Commercial real estate:
Term	27	32	59	4
Total commercial real estate	27	32	59	4
Consumer:
1-4 family residential	12	37	49	4
Home equity credit line	5	25	30	5
Bankcard and other revolving plans	—	1	1	1
Total consumer loans	17	63	80	10
Total	$112	$185	$297	$37
1 Nonaccrual loans with no allowance primarily consist of loans for which a specific reserve is estimated based on the fair value of the collateral. As a result, we generally charge off the portion of the loan balance that exceeds that fair value, and no reserve or related allowance is established for these loans.
For accruing loans, interest is accrued, and interest payments are recognized as interest income in accordance with the contractual loan agreement. For nonaccruing loans, the accrual of interest is discontinued, and any uncollected or accrued interest is promptly reversed from interest income, generally within one month. Payments received on nonaccruing loans are not recognized as interest income, but are applied to reduce the outstanding principal balance. When the collectibility of the amortized cost basis of a nonaccrual loan is no longer in doubt, interest payments may be recognized as interest income on a cash basis. During 2025 and 2024, no interest income was recognized on a cash basis while the loans were on nonaccrual.
The following schedule presents the amount of accrued interest receivables reversed from interest income categorized by loan portfolio segment during the periods presented:

	Twelve Months Ended December 31,
(In millions)	2025	2024	2023

Commercial	$16	$16	$10
Commercial real estate	5	5	3
Consumer	4	4	2
Total	$25	$25	$15
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedules present loans categorized by their past-due or delinquency status:

	December 31, 2025
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$17,676	$74	$11	$85	$17,761	$2	$71
Owner-occupied	9,235	11	28	39	9,274	1	17
Municipal	4,293	1	—	1	4,294	—	2
Leasing	366	1	—	1	367	—	2
Total commercial	31,570	87	39	126	31,696	3	92
Commercial real estate:
Term	11,211	1	22	23	11,234	1	50
Construction and land development	2,161	—	1	1	2,162	—	—
Total commercial real estate	13,372	1	23	24	13,396	1	50
Consumer:
1-4 family residential	10,411	10	41	51	10,462	—	21
Home equity credit line	3,920	19	11	30	3,950	—	15
Construction and other consumer real estate	782	—	—	—	782	—	—
Bankcard and other revolving plans	510	3	2	5	515	1	1
Other	115	1	—	1	116	—	—
Total consumer loans	15,738	33	54	87	15,825	1	37
Total	$60,680	$121	$116	$237	$60,917	$5	$179

	December 31, 2024
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current[1]

Commercial:
Commercial and industrial	$16,857	$20	$14	$34	$16,891	$1	$98
Owner-occupied	9,309	10	14	24	9,333	3	16
Municipal	4,348	6	10	16	4,364	10	11
Leasing	377	—	—	—	377	—	2
Total commercial	30,891	36	38	74	30,965	14	127
Commercial real estate:
Term	10,667	2	34	36	10,703	3	28
Construction and land development	2,774	—	—	—	2,774	—	—
Total commercial real estate	13,441	2	34	36	13,477	3	28
Consumer:
1-4 family residential	9,896	16	27	43	9,939	—	15
Home equity credit line	3,609	20	12	32	3,641	—	13
Construction and other consumer real estate	810	—	—	—	810	—	—
Bankcard and other revolving plans	453	2	2	4	457	1	—
Other	121	—	—	—	121	—	—
Total consumer loans	14,889	38	41	79	14,968	1	28
Total	$59,221	$76	$113	$189	$59,410	$18	$183
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
There were no loans classified as Doubtful at December 31, 2025, compared with $14 million at December 31, 2024.
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
The following schedules present the amortized cost of loans and leases by vintage year—that is, the year of origination or, when applicable, the year of the most recent renewal, extension, or modification that resets the loan's vintage. The schedules also present these balances by the credit quality classifications used by management in monitoring portfolio risk.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2025
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial:
Commercial and industrial
Pass	$3,668	$1,970	$1,086	$825	$335	$675	$8,141	$197	$16,897
Special Mention	14	29	13	16	28	30	99	1	230
Accruing Substandard	60	139	80	32	17	30	177	9	544
Nonaccrual	4	4	3	36	3	3	14	23	90
Total commercial and industrial	3,746	2,142	1,182	909	383	738	8,431	230	17,761
Owner-occupied
Pass	1,112	1,234	727	1,414	1,492	2,515	227	67	8,788
Special Mention	3	28	—	9	9	30	1	—	80
Accruing Substandard	4	37	15	111	71	89	24	4	355
Nonaccrual	6	8	2	6	3	19	7	—	51
Total owner-occupied	1,125	1,307	744	1,540	1,575	2,653	259	71	9,274
Municipal
Pass	542	614	409	745	849	1,070	1	41	4,271
Special Mention	—	3	—	—	—	—	—	—	3
Accruing Substandard	—	—	—	—	—	18	—	—	18
Nonaccrual	—	—	—	—	2	—	—	—	2
Total municipal	542	617	409	745	851	1,088	1	41	4,294
Leasing
Pass	95	88	57	73	15	23	—	—	351
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	1	2	9	1	—	—	—	13
Nonaccrual	—	1	1	1	—	—	—	—	3
Total leasing	95	90	60	83	16	23	—	—	367
Total commercial	5,508	4,156	2,395	3,277	2,825	4,502	8,691	342	31,696

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2025
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial real estate:
Term
Pass	2,643	1,223	1,167	1,741	956	1,747	318	140	9,935
Special Mention	51	—	35	71	—	1	—	—	158
Accruing Substandard	328	43	142	426	53	36	26	15	1,069
Nonaccrual	21	—	16	1	—	5	—	29	72
Total term	3,043	1,266	1,360	2,239	1,009	1,789	344	184	11,234
Construction and land development
Pass	446	540	375	47	1	1	624	49	2,083
Special Mention	—	8	5	—	—	—	—	—	13
Accruing Substandard	53	6	—	—	—	—	6	—	65
Nonaccrual	—	—	1	—	—	—	—	—	1
Total construction and land development	499	554	381	47	1	1	630	49	2,162
Total commercial real estate	3,542	1,820	1,741	2,286	1,010	1,790	974	233	13,396
Consumer:
1-4 family residential
Pass	917	847	867	3,144	1,808	2,812	—	—	10,395
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	1	—	—	—	1	—	—	2
Nonaccrual	1	4	5	15	13	27	—	—	65
Total 1-4 family residential	918	852	872	3,159	1,821	2,840	—	—	10,462
Home equity credit line
Pass	—	—	—	—	—	—	3,799	111	3,910
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	10	—	10
Nonaccrual	—	—	—	—	—	—	26	4	30
Total home equity credit line	—	—	—	—	—	—	3,835	115	3,950
Construction and other consumer real estate
Pass	246	351	87	91	5	2	—	—	782
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	246	351	87	91	5	2	—	—	782
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	511	1	512
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	514	1	515
Other consumer
Pass	55	26	19	11	4	1	—	—	116
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	55	26	19	11	4	1	—	—	116
Total consumer	1,219	1,229	978	3,261	1,830	2,843	4,349	116	15,825
Total loans	$10,269	$7,205	$5,114	$8,824	$5,665	$9,135	$14,014	$691	$60,917

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Commercial and industrial
Pass	$2,479	$1,951	$1,504	$759	$387	$679	$8,043	$150	$15,952
Special Mention	37	24	47	8	2	34	85	5	242
Accruing Substandard	53	43	200	26	28	21	200	12	583
Nonaccrual	7	13	31	17	1	4	38	3	114
Total commercial and industrial	2,576	2,031	1,782	810	418	738	8,366	170	16,891
Owner-occupied
Pass	1,346	907	1,606	1,657	900	2,097	234	47	8,794
Special Mention	38	—	38	31	2	18	18	1	146
Accruing Substandard	23	28	75	66	25	133	7	5	362
Nonaccrual	5	1	4	1	—	15	5	—	31
Total owner-occupied	1,412	936	1,723	1,755	927	2,263	264	53	9,333
Municipal
Pass	604	498	939	960	553	753	—	29	4,336
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	10	4	—	—	—	3	—	—	17
Nonaccrual	3	—	—	5	—	3	—	—	11
Total municipal	617	502	939	965	553	759	—	29	4,364
Leasing
Pass	109	79	94	26	12	36	—	—	356
Special Mention	—	—	2	—	—	—	—	—	2
Accruing Substandard	1	3	10	2	1	—	—	—	17
Nonaccrual	—	1	1	—	—	—	—	—	2
Total leasing	110	83	107	28	13	36	—	—	377
Total commercial	4,715	3,552	4,551	3,558	1,911	3,796	8,630	252	30,965
Commercial real estate:
Term
Pass	1,687	1,198	2,093	1,278	1,053	1,608	254	175	9,346
Special Mention	48	—	87	—	—	5	—	—	140
Accruing Substandard	298	105	443	144	13	102	27	26	1,158
Nonaccrual	—	—	23	—	—	10	—	26	59
Total term	2,033	1,303	2,646	1,422	1,066	1,725	281	227	10,703
Construction and land development
Pass	361	701	445	4	1	9	680	52	2,253
Special Mention	—	22	21	17	—	—	—	25	85
Accruing Substandard	57	52	249	78	—	—	—	—	436
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	418	775	715	99	1	9	680	77	2,774
Total commercial real estate	2,451	2,078	3,361	1,521	1,067	1,734	961	304	13,477

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Consumer:
1-4 family residential
Pass	1,062	870	2,959	1,877	925	2,197	—	—	9,890
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	3	8	9	2	27	—	—	49
Total 1-4 family residential	1,062	873	2,967	1,886	927	2,224	—	—	9,939
Home equity credit line
Pass	—	—	—	—	—	—	3,506	99	3,605
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	6	—	6
Nonaccrual	—	—	—	—	—	—	22	8	30
Total home equity credit line	—	—	—	—	—	—	3,534	107	3,641
Construction and other consumer real estate
Pass	157	191	420	34	5	3	—	—	810
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	157	191	420	34	5	3	—	—	810
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	453	1	454
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	456	1	457
Other consumer
Pass	52	35	22	8	2	2	—	—	121
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	52	35	22	8	2	2	—	—	121
Total consumer	1,271	1,099	3,409	1,928	934	2,229	3,990	108	14,968
Total loans	$8,437	$6,729	$11,321	$7,007	$3,912	$7,759	$13,581	$664	$59,410

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedules present gross charge-offs categorized by year of loan origination for the periods presented:

	December 31, 2025
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial:
Commercial and industrial	$—	$2	$2	$3	$3	$13	$75	$1	$99
Owner-occupied	—	—	—	—	—	1	—	—	1
Municipal	—	—	—	—	3	—	—	—	3
Leasing	—	—	—	—	—	—	—	—	—
Total commercial	—	2	2	3	6	14	75	1	103
Commercial real estate:
Term	1	—	3	—	—	—	—	—	4
Consumer:
1-4 family residential	—	—	—	—	1	2	—	—	3
Home equity credit line	—	—	—	—	—	—	2	—	2
Bankcard and other revolving plans	—	—	—	—	—	—	8	—	8
Other	—	—	—	—	—	2	—	—	2
Total consumer	—	—	—	—	1	4	10	—	15
Total gross charge-offs	$1	$2	$5	$3	$7	$18	$85	$1	$122

	December 31, 2024
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial:
Commercial and industrial	$—	$3	$19	$2	$—	$9	$30	$4	$67
Owner-occupied	—	—	1	—	—	—	—	—	1
Total commercial	—	3	20	2	—	9	30	4	68
Commercial real estate:
Term	—	7	4	—	—	—	—	—	11
Consumer:
1-4 family residential	—	—	—	—	—	1	—	—	1
Home equity credit line	—	—	—	—	—	—	1	—	1
Bankcard and other revolving plans	—	—	—	—	—	—	8	—	8
Other	—	—	—	—	—	2	—	—	2
Total consumer	—	—	—	—	—	3	9	—	12
Total gross charge-offs	$—	$10	$24	$2	$—	$12	$39	$4	$91

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
We generally consider a borrower to be experiencing financial difficulty when available information indicates the borrower is unlikely to meet its contractual obligations without a modification of the loan terms. Indicators include actual or probable payment default; bankruptcy or the likelihood thereof; substantial doubt about the borrower’s ability to continue as a going concern; insufficient expected cash flows to service debt; or an inability to obtain financing at market terms. A borrower is also considered to be experiencing financial difficulty when repayment is dependent on support from a sponsor or guarantor. Additional indicators may include liquidity constraints, declining collateral values, failure to meet loan covenants, adverse industry changes, and sustained deterioration in financial performance.
In determining whether to agree to a loan modification, our objective is to minimize potential loss while helping the borrower. The evaluation includes the borrowers’ current and forecasted future cash flows, their ability and willingness to make current contractual or proposed modified payments, the value of the underlying collateral (if applicable), the possibility of obtaining additional sponsors or guarantees, and the potential costs related to a repossession or foreclosure and the subsequent sale of the collateral.
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
On an ongoing basis, we monitor the performance of all modified loans in accordance with their modified terms. For the twelve months ended December 31, 2025, the amortized cost of modified loans that experienced a payment default within 12 months of modification and remained in default at period end was approximately $6 million. For the twelve months ended December 31, 2024, the corresponding amount was $1 million, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the amortized cost of loans to borrowers experiencing financial difficulty that were modified during the period, categorized by loan class and modification type:

	Twelve Months Ended December 31, 2025
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$179	$—	$—	$4	$183	1.0%
Owner-occupied	—	30	—	—	—	30	0.3
Total commercial	—	209	—	—	4	213	0.7
Commercial real estate:
Term	—	385	—	4	25	414	3.7
Construction and land development	—	27	—	—	—	27	1.2
Total commercial real estate	—	412	—	4	25	441	3.3
Consumer:
1-4 family residential	—	—	—	—	7	7	0.1
Home equity credit line	—	—	—	—	1	1	—
Bankcard and other revolving plans	—	1	—	—	—	1	0.2
Total consumer loans	—	1	—	—	8	9	0.1
Total	$—	$622	$—	$4	$37	$663	1.1

	Twelve Months Ended December 31, 2024
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$19	$37	$—	$1	$48	$105	0.6%
Owner-occupied	—	12	—	—	—	12	0.1
Municipal	—	11	—	—	—	11	0.3
Total commercial	19	60	—	1	48	128	0.4
Commercial real estate:
Term	—	179	—	—	110	289	2.7
Construction and land development	—	18	—	—	25	43	1.6
Total commercial real estate	—	197	—	—	135	332	2.5
Consumer:
1-4 family residential	—	—	2	—	5	7	0.1
Home equity credit line	—	—	1	—	1	2	0.1
Bankcard and other revolving plans	—	—	—	—	1	1	0.2
Total consumer loans	—	—	3	—	7	10	0.1
Total	$19	$257	$3	$1	$190	$470	0.8
1 Includes modifications resulting from combinations of interest rate reductions, maturity or term extensions, principal forgiveness, and payment deferrals. At December 31, 2025 and 2024, $30 million and $185 million, respectively, classified within multiple modification types included both interest rate reductions and maturity or term extensions.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $33 million and $11 million at December 31, 2025 and 2024, respectively.
3 Amounts less than 0.05% are rounded to zero.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the financial impact of loan modifications to borrowers experiencing financial difficulty during the twelve months ended December 31, 2025 and 2024:

	Twelve Months Ended December 31, 2025		Twelve Months Ended December 31, 2024
	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)
Commercial:
Commercial and industrial	0.3%	11	0.7%	7
Owner-occupied [1]	—	17	—	12
Total commercial	0.3	12	0.7	9
Commercial real estate:
Term	0.7	12	0.6	9
Construction and land development	—	9	0.2	9
Total commercial real estate	0.7	12	0.5	9
Consumer: [1]
1-4 family residential	0.9	7	1.7	36
Home equity credit line	4.1	64	5.6	39
Bankcard and other revolving plans	—	51	0.3	3
Total consumer loans	3.7	14	2.7	32
Total weighted average financial impact	0.7	12	0.6	10
1 Primarily relates to a small number of loans within each respective loan class.
Loan modifications to borrowers experiencing financial difficulty during the twelve months ended December 31, 2025 and 2024, resulted in no principal forgiveness in 2025 and less than $1 million of principal forgiveness in 2024 for the total loan portfolio.
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after January 1, 2025 through December 31, 2025, categorized by portfolio segment and loan class.

	December 31, 2025
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total amortized cost of loans
Commercial:
Commercial and industrial	$162	$21	$—	$21	$183
Owner-occupied	24	5	1	6	30
Total commercial	186	26	1	27	213
Commercial real estate:
Term	409	—	5	5	414
Construction and land development	27	—	—	—	27
Total commercial real estate	436	—	5	5	441
Consumer:
1-4 family residential	7	—	—	—	7
Home equity credit line	1	—	—	—	1
Bankcard and other revolving plans	1	—	—	—	1
Total consumer loans	9	—	—	—	9
Total	$631	$26	$6	$32	$663

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after January 1, 2024 through December 31, 2024, categorized by portfolio segment and loan class.

	December 31, 2024
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total amortized cost of loans
Commercial:
Commercial and industrial	$102	$2	$1	$3	$105
Owner-occupied	11	1	—	1	12
Municipal	3	—	8	8	11
Total commercial	116	3	9	12	128
Commercial real estate:
Term	289	—	—	—	289
Construction and land development	43	—	—	—	43
Total commercial real estate	332	—	—	—	332
Consumer:
1-4 family residential	6	1	—	1	7
Home equity credit line	2	—	—	—	2
Bankcard and other revolving plans	1	—	—	—	1
Total consumer loans	9	1	—	1	10
Total	$457	$4	$9	$13	$470
Collateral-dependent Loans
When a loan is individually evaluated for expected credit losses, we estimate a specific reserve for the loan based on (1) the projected present value of the loan’s future cash flows discounted at the loan’s effective interest rate, (2) the observable market price of the loan, or (3) the fair value of the loan’s underlying collateral.
Select information on loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the underlying collateral, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

	December 31, 2025
(Dollar amounts in millions)	Amortized Cost	Major Types of Collateral	Weighted Average LTV[1]
Commercial:
Commercial and industrial	$3	Single family residential	71%
Owner-occupied	23	Agriculture production and industrial buildings	67%
Municipal	2	Multifamily apartments	93%
Commercial real estate:
Term	37	Office building	98%
Consumer:
1-4 family residential	5	Single family residential	62%
Total	$70

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2024
(Dollar amounts in millions)	Amortized Cost	Major Types of Collateral	Weighted Average LTV[1]
Commercial:
Owner-occupied	$6	Retail facility	64%
Municipal	5	Multifamily apartments	174%
Commercial real estate:
Term	49	Office building	98%
Consumer:
1-4 family residential	3	Single family residential	29%
Home equity credit line	3	Single family residential	38%
Total	$66
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
The balance of foreclosed residential real estate property was $1 million at December 31, 2025, compared with less than $1 million at December 31, 2024. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure was $20 million and $14 million for the same periods, respectively.
7.    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Objectives and Strategy
We utilize derivative instruments—including interest rate swaps, futures, options, foreign exchange and commodity contracts, credit derivatives, and various customer-facing products—to manage interest rate, foreign exchange, commodity, credit, and other market risks. Our objective is to reduce volatility in interest income, interest expense, earnings, and capital. These instruments enable us to adjust the sensitivity of our assets and liabilities to changes in market rates and other market conditions. We also offer derivatives to customers to support their risk management needs, with the related exposures generally offset through dealer or clearing house transactions. We do not use derivatives for speculative purposes.
Accounting for Derivatives
All derivatives are measured at fair value and included in “Other assets” or “Other liabilities” on the consolidated balance sheet. We have executed International Swaps and Derivatives Association, Inc. (“ISDA”) master netting agreements, or similar arrangements, with substantially all of our derivative counterparties. These agreements provide rights of offset for derivative assets and liabilities, as well as the ability to liquidate collateral, in the event of counterparty default or other specified circumstances.
For balance sheet presentation purposes, derivatives are reported on a gross fair value basis, even when legally enforceable netting agreements are in place. Related cash flows are classified as operating activities within the consolidated statement of cash flows unless a derivative instrument contains an other-than-insignificant financing element at inception. In such cases, the cash flows are classified as financing activities. For more discussion of the methodologies used to estimate the fair values of derivatives, see Note 3.
The accounting treatment for changes in derivative fair values depends on their intended use and designation under applicable accounting standards. For derivatives used to manage interest rate risk, including those in qualifying hedging relationships, gains and losses are recognized in interest income or interest expense within the same income statement line item as the hedged item or transaction. Changes in the fair values of customer-facing derivatives, the corresponding offsetting derivatives, and other derivatives used in risk-management activities that do not qualify for hedge accounting are recorded in current-period earnings within noninterest income or noninterest expense.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Derivatives Designated in Qualifying Hedging Relationships
To qualify for hedge accounting, a derivative must be highly effective in reducing the designated risk, and the hedging relationship must be formally documented at inception. Formal documentation includes identification of the hedging instrument and the hedged item, the risk management objective and strategy, and the methodology for assessing hedge effectiveness both initially and on an ongoing basis. We primarily use regression analysis to assess effectiveness, comparing changes in the fair value or cash flows of the derivative to those of the hedged item or transactions for the specified risk.
If a hedge ceases to be highly effective, hedge accounting is discontinued, and subsequent changes in the derivative’s fair value are recognized in current-period earnings. For discontinued fair value hedges, any remaining basis adjustments to the hedged item are amortized into interest income or interest expense over the item's remaining life. For discontinued cash flow hedges, amounts deferred in AOCI are reclassified into earnings over the originally designated hedge term unless it becomes probable that the forecasted transactions will not occur, in which case the deferred amounts are immediately reclassified into earnings.
Fair Value Hedges — We use interest rate swaps to hedge changes in the fair value of fixed‑rate assets and liabilities attributable to benchmark interest rate risk, effectively converting those exposures to floating rates. At December 31, 2025, all fair value hedges designate the Secured Overnight Financing Rate (“SOFR”) benchmark component of contractual coupon cash flows as the hedged risk. The swaps are structured so that their critical terms align with those of the hedged items, supporting hedge effectiveness. For qualifying fair value hedges, changes in the fair value of both the derivative and the hedged item attributable to the hedged risk are recognized in current‑period earnings, with the resulting adjustment to the hedged item recorded as a basis adjustment to its carrying amount.
•Fair Value Hedges of Liabilities — We designate interest rate swaps as fair value hedges of fixed‑rate long‑term debt, with changes in the fair value of the swaps generally offsetting changes in the fair value of the hedged debt. We also continue to amortize the basis adjustments associated with a previously terminated fair value hedge that matures in 2029. For additional information, see Note 13.
•Fair Value Hedges of Assets — We designate interest rate swaps as fair value hedges of fixed-rate commercial loans and AFS securities, utilizing both the portfolio layer method (ASU 2022-01) and specific-identification strategies. Changes in the fair value of the related swaps generally offset changes in the fair value of the hedged assets.
Cash Flow Hedges — We use interest rate derivatives to mitigate variability in expected future cash flows associated with forecasted transactions, including interest receipts on floating‑rate commercial loans and interest payments on floating‑rate debt. For qualifying cash flow hedges, changes in the fair value of the hedging instrument are deferred in AOCI until the hedged transactions affect earnings. Ineffectiveness in cash flow hedges is not measured or separately disclosed. Net losses deferred in AOCI from previously terminated cash flow hedges continue to be amortized into interest income on a straight-line basis through the hedges’ original maturity dates, provided the forecasted transactions remain probable.
Collateral and Credit Risk
Credit risk on derivatives arises from the potential for counterparty nonperformance. We mitigate this risk by centrally clearing eligible derivatives and transacting with well-capitalized financial institutions. For non-cleared derivatives, we use ISDA master agreements with Credit Support Annexes (“CSA”) that define eligible collateral types and margin requirements. Collateral and exposure levels are monitored daily. At December 31, 2025, all variation margin posted or received under CSA collateral terms was in cash. We pledged approximately $20 million in cash collateral for variation margin and $200 million in U.S. Treasuries to satisfy initial margin requirements with certain dealer counterparties and central clearing houses. Credit risk on customer-related positions is managed through underwriting, collateral sharing, guarantees, and credit limits. No significant derivative-related losses due to counterparty default occurred during 2025. We measure counterparty credit risk by calculating and incorporating a CVA in the fair values of our derivatives. CVA reflects the value of nonperformance risk for both our counterparties

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
and the Bank. Periodic changes in CVA are recognized in current-period earnings in “Capital markets fees and income” on the consolidated statement of income.
Certain derivative contracts contain credit risk-related contingent features, such as the minimum credit rating requirements. If such a feature were triggered, additional collateral may be required; however, counterparties have not always demanded additional collateral when permitted to do so historically. If our credit rating had been downgraded one notch by Standard and Poor’s (“S&P”) or Moody’s at December 31, 2025, it is unlikely that additional collateral would have been required to be pledged. Centrally cleared derivatives do not have credit risk-related features that require additional collateral in the event of a credit rating downgrade.
Derivative Notional Amounts and Gross Fair Values
The following schedule presents derivative notional amounts and recorded gross fair values at December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as hedging instruments:
Cash flow hedges:
Hedges of floating-rate assets [1]	$2,750	$7	$1	$550	$—	$2
Hedges of floating-rate liabilities	—	—	—	500	—	—
Fair value hedges:
Hedges of fixed-rate assets [1]	7,653	79	—	4,668	93	—
Hedges of fixed-rate liabilities	1,000	—	—	500	—	—
Total derivatives designated as accounting hedges	11,403	86	1	6,218	93	2
Derivatives not designated as accounting hedges: [2]
Customer interest rate derivatives	22,428	251	241	16,833	348	346
Customer commodity derivatives	853	18	17	—	—	—
Other interest rate derivatives [4]	5,571	2	—	1,105	1	—
Foreign exchange derivatives [3]	308	3	1	373	4	2
Purchased credit derivatives	64	—	—	24	—	—
Total derivatives not designated as accounting hedges	29,224	274	259	18,335	353	348
Total derivatives	$40,627	$360	$260	$24,553	$446	$350
1 Includes forward-starting swaps that are not yet effective.
2 Notional amounts and fair values for derivatives that are not designated as accounting hedges include both the customer-facing derivatives the Bank executes to assist customers in managing their risks and the offsetting dealer-facing derivatives that economically mirror the corresponding customer transactions to mitigate the Bank's exposure.
3 Includes both spot and forward FX trades.
4 Other interest rate derivatives at December 31, 2025 include certain short-dated interest rate futures used as economic hedges of floating-rate loans that are not designated as hedges for accounting purposes.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Hedge Accounting Gains/Losses Recognized in Earnings and Deferred in AOCI
The following schedules present the gains and losses from derivative instruments designated as cash flow and fair value hedges, either deferred in AOCI or recognized in earnings for years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness / AOCI reclass due to missed forecast
Cash flow hedges: [1]
Hedges of floating-rate assets	$7	$(66)	$—	$—
Hedges of floating-rate liabilities	—	1	—	—
Fair value hedges: [2]
Hedges of fixed-rate assets	—	—	52	—
Hedges of fixed-rate liabilities	—	—	(11)	—
Total derivatives designated as accounting hedges	$7	$(65)	$41	$—

	Year Ended December 31, 2024
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness / AOCI reclass due to missed forecast
Cash flow hedges: [1]
Hedges of floating-rate assets	$(8)	$(126)	$—	$—
Hedges of floating-rate liabilities	4	8	—	—
Fair value hedges: [2]
Hedges of fixed-rate assets	—	—	88	(1)
Hedges of fixed-rate liabilities	—	—	(8)	—
Total derivatives designated as accounting hedges	$(4)	$(118)	$80	$(1)
1 For the 12 months following December 31, 2025, we estimate that approximately $29 million of net losses from both active and terminated cash flow hedges will be reclassified from AOCI into interest income, compared with an estimate of $63 million at December 31, 2024. At December 31, 2025, approximately $37 million in losses related to terminated cash flow hedges remained deferred in AOCI, which are expected to be fully reclassified into earnings by October 2027.
2 We recorded cumulative unamortized basis adjustments from terminated fair value hedges of debt totaling $32 million and $39 million at December 31, 2025 and 2024, respectively. Additionally, we had $3 million of cumulative unamortized basis adjustments from terminated fair value hedges of assets at both December 31, 2025 and 2024. Interest on fair value hedges presented above includes the amortization of the remaining unamortized basis adjustments.
Gains/Losses Recognized in Earnings from Derivatives Not Designated as Accounting Hedges
The following schedule presents the amount of gains (losses) recognized in “Capital markets fees and income” under noninterest income from derivatives not designated as accounting hedges:

	Other Noninterest Income/(Expense)
(In millions)	2025	2024
Derivatives not designated as hedging instruments:
Customer-facing interest rate derivatives	$30	$30
Customer-facing commodity derivatives	1	—
Other interest rate derivatives [1]	—	1
Foreign exchange derivatives	30	29
Purchased credit derivatives	(1)	—
Total derivatives not designated as hedging instruments	$60	$60
1 This line also includes gains and losses from mortgage derivatives that were recorded in “Loan-related fees and income” under noninterest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Fair Value Hedges and Hedged Items Gains/Losses
The following schedule presents derivatives used in fair value hedge accounting relationships, including the pre-tax gains and losses recorded on both the derivatives and the corresponding hedged item for the periods presented:

	Gain/(loss) recorded in income
	Twelve Months Ended December 31, 2025			Twelve Months Ended December 31, 2024
(In millions)	Derivatives [2]	Hedged items	Total income statement impact	Derivatives [2]	Hedged items	Total income statement impact

Hedges of fixed-rate assets [1,2]	$(109)	$109	$—	$108	$(109)	$(1)
Hedges of fixed-rate liabilities [1,2]	16	(16)	—	(7)	7	—
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
Fair Value Hedges and Basis Adjustments
The following schedule presents information regarding basis adjustments for hedged items in fair value hedging relationships:

	Par value of hedged items		Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(In millions)	2025	2024	2025	2024	2025	2024

Hedges of fixed-rate assets [1,2]	$11,566	$11,388	$11,383	$11,099	$(183)	$(289)
Hedges of fixed-rate liabilities [1]	(1,000)	(500)	(1,009)	(493)	(9)	7
1 Carrying amounts exclude (1) issuance and purchase discounts or premiums, (2) unamortized issuance and acquisition costs, and (3) amounts related to terminated fair value hedges.
2 Hedged items include defined portfolios of AFS securities and commercial loans, as well as specifically identified AFS securities. The related basis adjustments were recorded in the same balance-sheet lines as the associated hedged assets. At December 31, 2025, the amortized cost basis of assets designated under the portfolio layer method was $9.6 billion. The cumulative basis adjustment associated with these hedging relationships was $29 million, and the notional amounts of the designated hedging instruments totaled $5.7 billion.
8. LEASES
We have operating and finance leases for branches, data centers, and corporate offices, including our headquarters in Salt Lake City, Utah. At December 31, 2025, we had 407 branches, with 278 owned and 129 leased. The remaining maturities of our lease commitments range from the year 2026 to 2062, with some lease arrangements including options to extend or terminate the leases.
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
ROU assets and related lease liabilities represent the present value of the future minimum lease payments over the lease term as of the lease commencement date. Since most of our leases do not specify an implicit rate, we use our secured incremental borrowing rate, which is commensurate with the lease term, to calculate the present value of future payments. The ROU asset also includes lease prepayments, initial direct costs, amortization, and certain nonlease components such as maintenance, utilities, and tax payments. Our lease terms incorporate options to extend or terminate the lease when it is reasonably certain that such options will be exercised.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents ROU assets and lease liabilities with the associated weighted average remaining life and discount rate:

	December 31,
(Dollar amounts in millions)	2025	2024
Operating leases
ROU assets, net of amortization	$207	$188
Lease liabilities	257	240
Finance leases
ROU assets, net of amortization	3	3
Lease liabilities	4	4
Weighted average remaining lease term (years)
Operating leases	9.4	9.9
Finance leases	14.7	15.6
Weighted average discount rate
Operating leases	4.0%	3.8%
Finance leases	3.2%	3.1%
The following schedule presents additional information related to lease expense:

	Year Ended December 31,
(In millions)	2025	2024	2023
Lease expense:
Operating lease expense	$40	$40	$43
Other expenses associated with operating leases [1]	65	62	60
Total lease expense	$105	$102	$103
Related cash disbursements for operating leases	$42	$43	$49
1 Other expenses primarily include property taxes and building and property maintenance.
The following schedule presents the total contractual undiscounted lease payments for operating lease liabilities by expected due date for each of the next five years:

(In millions)	Total undiscounted lease payments

2026	$42
2027	34
2028	35
2029	32
2030	29
Thereafter	143
Total lease payments	315
Less imputed interest	58
Total	$257
We enter into certain lease agreements where we are the lessor of real estate, including bank-owned and subleased properties, to generate cash flow. This activity includes leasing vacant suites within buildings that we partially occupy. Operating lease income totaled $15 million, $13 million, and $14 million in 2025, 2024, and 2023, respectively.
At December 31, 2025 and 2024, we originated equipment leases classified as sales-type or direct-financing leases totaling $367 million and $377 million, respectively. Income from these leases was $19 million, $18 million, and $16 million during 2025, 2024, and 2023, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
9.    PREMISES, EQUIPMENT, AND SOFTWARE
Premises, equipment, and software are recorded at cost and presented net of accumulated depreciation and amortization. Depreciation is calculated primarily using the straight-line method and is allocated to operations over the estimated useful lives of the assets— generally 25 to 40 years for buildings, three to 10 years for furniture and equipment, and three to 10 years for software, including capitalized technology initiative costs. Leasehold improvements are amortized over the shorter of the lease term (including any reasonably certain extension options) or the estimated useful life of the improvements. All premises, equipment, and software are evaluated periodically for impairment.
The following schedule presents the components of our premises, equipment, and software, including the related accumulated depreciation and amortization:

(In millions)	December 31,
	2025	2024

Land	$296	$284
Buildings	1,010	980
Furniture and equipment	336	337
Leasehold improvements	132	139
Software	632	585
Total premises, equipment, and software [1]	2,406	2,325
Less accumulated depreciation and amortization	1,043	959
Net book value	$1,363	$1,366
1 Totals for 2025 and 2024 include $91 million and $51 million, respectively, of capitalized costs that are not yet subject to depreciation because the related assets have not been placed in service.
10.    GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is recognized upon the completion of a business combination as the excess of the purchase price over the fair value of the identifiable net assets acquired. We evaluate goodwill for impairment annually as of October 1, or more frequently if events or circumstances suggest that the carrying amount may exceed its fair value.
As part of this process, we may elect to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this assessment indicates a potential impairment, we then perform a quantitative analysis to measure the amount of any impairment. When the fair value of a reporting unit is below its carrying amount, an impairment loss is recognized for the difference.
During the fourth quarter of 2025, we completed our annual goodwill impairment analysis using a qualitative approach. Based on this evaluation, we concluded that no impairment of goodwill existed for our reporting units.
The following schedule presents the carrying amount of goodwill allocated to our operating segments with goodwill, along with the carrying values of our core deposit and other intangible assets, net of related accumulated amortization:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31,
(In millions)	2025	2024
Goodwill:
Amegy	$615	$615
CB&T	412	379
Zions Bank	20	20
Nevada State Bank	13	13
Total goodwill	1,060	1,027
Core deposits and other intangibles, net of accumulated amortization	31	25
Total goodwill and intangibles	$1,091	$1,052
The increases in goodwill and in core deposit and other intangibles at CB&T was due to the purchase of four FirstBank Coachella Valley, California branches in late March 2025.
11.    DEPOSITS
The following schedule presents the composition of our deposits:

	December 31,
(In millions)	2025	2024

Noninterest-bearing demand	$25,823	$24,704
Interest-bearing:
Savings and money market	39,914	40,037
Time	9,907	11,482
Total deposits	$75,644	$76,223
The following schedule presents the aggregate amount of all time deposits by maturity at December 31, 2025:

(In millions)	Amount

2026	$9,776
2027	57
2028	39
2029	18
2030	16
Thereafter	1
Total	$9,907
The following schedule presents the amount of time deposits that exceed $250,000 by scheduled maturity at December 31, 2025:

(In millions)	Amount

Three months or less	$1,451
After three months through six months	889
After six months through twelve months	283
After twelve months	43
Total	$2,666
Deposit overdrafts reclassified as loans totaled $11 million and $8 million at December 31, 2025 and 2024, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
12. SHORT-TERM BORROWINGS
The following schedule presents selected information for FHLB advances and other short-term borrowings:

(Dollar amounts in millions)	2025	2024
Federal Home Loan Bank advances
Average amount outstanding	$3,837	$1,665
Average rate	4.47%	4.89%
Highest month-end balance	$5,500	$2,525
Year-end balance	2,000	2,525
Average rate on outstanding advances at year-end	3.97%	4.78%
Other short-term borrowings, year-end balances
Federal funds purchased	$244	$108
Security repurchase agreements	493	764
Securities sold, not yet purchased	135	20
Swap margin collateral received	232	415
Total federal funds and other short-term borrowings	$3,104	$3,832
We pledge loans and investment securities as collateral to support both current and potential borrowings. We may borrow from the FHLB under lines of credit secured through blanket pledge arrangements. We maintain collateral with carrying amounts adjusted for the types of collateral pledged, ensuring they equal at least 100% of outstanding advances. Additionally, we may borrow from the Federal Reserve Board (“FRB”) based on the amount of collateral we have pledged.
A significant portion of the assets pledged to the FHLB and FRB are unencumbered, but are pledged to provide immediate access to contingency funding sources. At December 31, 2025, our unused borrowing capacity under FHLB and FRB collateralized arrangements was $15.4 billion and $18.4 billion, respectively, compared with $12.0 billion and $17.7 billion at December 31, 2024.
Federal funds purchased and securities sold under repurchase agreements generally have maturities of less than 30 days. We enter into overnight repurchase agreements with sweep accounts under a master repurchase agreement structure. In these arrangements, securities under our control are pledged, and interest is paid on customers’ collected account balances. For nonsweep overnight and term repurchase agreements, securities are delivered to the applicable counterparties, who in certain instances, have the contractual right to sell or repledge the collateral. At December 31, 2025, nearly all outstanding security repurchase agreements were overnight term transactions.
13.    LONG-TERM DEBT
The following schedule presents the components of our long-term debt:

	December 31,
(In millions)	2025	2024

Subordinated notes	$969	$946
Senior notes	499	—
Finance lease obligations	4	4
Total	$1,472	$950
Long-term debt carrying values include the par value of the debt, adjusted for unamortized premiums or discounts, unamortized debt issuance costs, and fair value hedge basis adjustments. The increase in long-term debt from the prior year was primarily due to the issuance of $500 million in 4.70% Fixed-to-Floating Senior Notes with a maturity date of August 18, 2028, during the third quarter of 2025.
During the fourth quarter of 2024, we entered into a receive-fixed interest rate swap designated as a hedge of the $500 million subordinated notes maturing in November 2035. In 2023, we terminated a receive-fixed interest rate swap that had been designated as a hedge of the $500 million subordinated notes maturing in October 2029. The

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
remaining unamortized hedge basis adjustment from the terminated hedging relationship continues to be amortized into earnings through the contractual maturity of the hedged notes. The carrying values include any unamortized hedge basis adjustments. For additional information on derivatives designated as qualifying hedges, see Note 7.
Subordinated Notes
The following schedule presents our subordinated notes outstanding at December 31, 2025:

(Dollar amounts in millions)	Subordinated notes
Coupon rate	Carrying value	Par amount	Maturity date	Earliest redemption date	Interest terms

3.25%	$466	$500	October 2029	July 2029	3.25% fixed; interest payable semi‑annually
6.82%	503	500	November 2035	November 2034	6.82% fixed-to-floating: interest payable semi‑annually during fixed period; converts in Nov. 2034 to compounded SOFR + 2.83% payable quarterly
Total	$969	$1,000
Senior Notes
The following schedule presents our senior notes outstanding at December 31, 2025:

(Dollar amounts in millions)	Senior notes
Coupon rate	Carrying value	Par amount	Maturity date	Earliest redemption date	Interest terms

4.70%	$499	$500	August 2028	August 2027	4.70% fixed-to-floating: interest payable semi‑annually during fixed period; converts in Aug. 2027 to compounded SOFR + 1.16% payable quarterly
On February 4, 2026, we issued $500 million of 4.48% Fixed-to-Floating Senior Notes, maturing on February 9, 2029. These notes are unsecured, with interest payable semi-annually during the fixed-rate period; the earliest redemption date for these notes is February 9, 2028, after which the interest rate changes to an annual floating rate equal to compounded SOFR + 1.06%, payable quarterly.
Maturities of Long-term Debt
The following schedule presents the carrying value of our long-term debt by maturity for each of the next five years:

(In millions)	2026	2027	2028	2029	2030	Thereafter	Total

Subordinated notes	$—	$—	$—	$466	$—	$503	$969
Senior notes	—	—	499	—	—	—	499
Finance lease obligations	—	—	—	—	—	4	4
Total	$—	$—	$499	$466	$—	$507	$1,472
14.    SHAREHOLDERS’ EQUITY
Preferred Stock
Our preferred stock is listed on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market under the ticker symbol “ZIONP.” We have 4.4 million authorized shares of preferred stock, without par value, each carrying a liquidation preference of $1,000 per share, or $25 per depositary share. All preferred shares have been issued in the form of depositary shares, with each depositary share representing a 1/40th interest in a share of preferred stock. All outstanding preferred shares are registered with the Securities and Exchange Commission (“SEC”).
Preferred shareholders generally have priority over common shareholders with respect to asset distributions; however, their voting rights are limited. Preferred dividends, which reduce earnings applicable to common

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
shareholders, are payable on the 15th day of the months indicated in the accompanying schedule, subject to approval by our Board of Directors.
The preferred shares are redeemable at our option after the expiration of any applicable redemption restrictions. The redemption price equals the per-share liquidation preference plus any declared but unpaid dividends. Any redemption is subject to applicable regulatory requirements, including the requirement to remain well capitalized.
The following schedule presents the components of our preferred stock:

(Dollar amounts in millions)	Carrying value at December 31,		Shares at December 31, 2025			Dividends payable	Earliest redemption date
	2025	2024	Authorized	Outstanding	Rate

Series A	$66	$66	140,000	66,139	> of 4.0% or 3M Term SOFR + 0.78%	Qtrly Mar, Jun, Sep, Dec	Dec 15, 2011
At December 31, 2025, 66,139 shares of Series A preferred stock were outstanding. In December 2024, we completed the full redemption of all outstanding shares of Series G, I, and J preferred stock. The redemption resulted in a one-time reduction to net earnings applicable to common shareholders of approximately $6 million, reflecting the recognition of previously capitalized preferred stock issuance costs.
Common Stock
Our common stock is listed on the NASDAQ Global Select Market under the ticker symbol “ZION.” At December 31, 2025, we had 147.7 million shares of common stock outstanding, each with a par value of $0.001. The combined balance of common stock and additional paid-in-capital totaled $1.7 billion at December 31, 2025, representing a decrease of $11 million, or 1%, from the prior year.
We publicly announced share repurchase plans in February of both 2025 and 2024, authorizing up to $40 million and $35 million, respectively. In each year, all repurchases were completed in the first quarter, and any additional repurchases were limited to shares acquired solely under our stock compensation plan.
The following schedule summarizes our share repurchases for the periods presented:

Period	Shares purchased as part of publicly announced plans	Shares purchased as part of stock compensation plan	Total number of shares purchased	Average price paid per share	Amount paid (in millions)

2025	747,268	25,976	773,244	$53.63	$41
2024	890,167	10,558	900,725	$39.53	$36
In January 2026, we publicly announced a plan to repurchase up to $75 million of common shares outstanding during the first quarter of 2026.
Accumulated Other Comprehensive Income
At December 31, 2025, the AOCI balance reflected a net loss of $1.9 billion, primarily attributable to a decline in the fair value of fixed-rate AFS securities driven by changes in interest rates. This amount includes $1.6 billion ($1.2 billion after tax) of unrealized losses associated with securities previously transferred from AFS to HTM. Compared with December 31, 2024, AOCI improved $439 million.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the changes in AOCI:

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
2025
Balance at December 31, 2024	$(2,301)	$(78)	$(1)	$(2,380)
Other comprehensive income before reclassifications, net of tax	203	6	—	209
Amounts reclassified from AOCI, net of tax	181	49	—	230
Other comprehensive income	384	55	—	439
Balance at December 31, 2025	$(1,917)	$(23)	$(1)	$(1,941)
Income tax expense included in other comprehensive income	$125	$18	$—	$143
2024
Balance at December 31, 2023	$(2,526)	$(165)	$(1)	$(2,692)
Other comprehensive income (loss) before reclassifications, net of tax	31	(2)	—	29
Amounts reclassified from AOCI, net of tax	194	89	—	283
Other comprehensive income	225	87	—	312
Balance at December 31, 2024	$(2,301)	$(78)	$(1)	$(2,380)
Income tax expense included in other comprehensive income	$74	$28	$—	$102

(In millions)	Amounts reclassified from AOCI			Affected line item on statement of income
AOCI components	2025	2024	2023

Net unrealized losses on investment securities	$(240)	$(257)	$(276)	Securities gains (losses), net
Less: Income tax benefit	(59)	(63)	(68)
	$(181)	$(194)	$(208)
Net unrealized losses on derivative instruments	$(65)	$(118)	$(165)	Interest and fees on loans; Interest on short- and long-term borrowings
Less: Income tax benefit	(16)	(29)	(41)
	$(49)	$(89)	$(124)
Deferred Compensation
Deferred compensation consists of invested assets—including shares of our common stock—held in rabbi trusts for certain employees and directors. The fair value of our common stock held in the trusts was approximately $24 million and $19 million at December 31, 2025 and 2024, respectively. We consolidate the assets and liabilities of the rabbi trusts and include them in “Other assets” and “Other liabilities” on the consolidated balance sheet. At December 31, 2025 and 2024, trust assets totaled approximately $154 million and $149 million, and trust liabilities totaled approximately $178 million and $168 million, respectively.
15.    REGULATORY MATTERS
We are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet these requirements can initiate certain mandatory, and possibly additional discretionary, regulatory actions that could materially impact our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must maintain specific quantitative measures of capital relative to our assets, liabilities, and certain off-balance sheet exposures, as calculated under regulatory accounting standards. These measures include minimum amounts and ratios for common equity Tier 1 (“CET1”) to risk-weighted assets, Tier 1 capital, total capital, and Tier 1 capital to average assets (Tier 1 leverage ratio). At December 31, 2025 and 2024, we met all capital requirements under the Basel III capital rules.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Regulatory capital guidelines also establish “well-capitalized” thresholds as benchmarks for evaluating capital strength. At December 31, 2025 and 2024, all of our capital amounts and ratios exceeded the well-capitalized levels under the prompt corrective action framework.
Dividends declared by us may not exceed specified regulatory criteria unless otherwise approved by our regulators. In determining dividend levels, we consider current and historical earnings, retained earnings, and applicable risk-based and other regulatory capital requirements and limitations.
Our internal stress tests are designed to comprehensively evaluate the risks to which we are exposed, the potential losses under adverse scenarios, and the resulting impact on our capital levels. These stress tests subject our balance sheet and other risk characteristics to rigorous analysis using internal models.
The following schedule presents our capital amounts and ratios and the minimum requirements to be well capitalized under Basel III at December 31, 2025 and 2024:

	December 31, 2025		Minimum requirement to be “well capitalized”
(Dollar amounts in millions)	Amount	Ratio	Amount	Ratio
Basel III regulatory capital amounts and ratios
Common equity tier 1 capital (to risk-weighted assets)	$7,936	11.5%	$4,494	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	8,003	11.6	5,531	8.0
Total risk-based capital (to risk-weighted assets)	9,510	13.8	6,914	10.0
Tier 1 leverage ratio	8,003	9.0	4,451	5.0

	December 31, 2024		Minimum requirement to be “well capitalized”
(Dollar amounts in millions)	Amount	Ratio	Amount	Ratio
Basel III regulatory capital amounts and ratios
Common equity tier 1 capital (to risk-weighted assets)	$7,363	10.9%	$4,400	6.5%
Tier 1 risk-based capital (to risk-weighted assets)	7,430	11.0	5,415	8.0
Total risk-based capital (to risk-weighted assets)	9,026	13.3	6,769	10.0
Tier 1 leverage ratio	7,430	8.3	4,454	5.0
The Basel III capital rules require us to maintain certain minimum capital ratios, as well as a 2.5% “capital conservation buffer,” designed to absorb losses during periods of economic stress. This buffer is composed entirely of CET1. The following schedule presents the minimum capital ratios and capital conservation buffer requirements, compared with our capital ratios at December 31, 2025:

	December 31, 2025
	Minimum capital requirement	Capital conservation buffer	Minimum capital ratio requirement with capital conservation buffer	Current capital ratio

CET1 to risk-weighted assets	4.5%	2.5%	7.0%	11.5%
Tier 1 risk-based capital (i.e., CET1 plus additional Tier 1 capital) to risk-weighted assets	6.0%	2.5%	8.5%	11.6%
Total risk-based capital (i.e., Tier 1 capital plus Tier 2 capital) to risk-weighted assets	8.0%	2.5%	10.5%	13.8%
Tier 1 leverage ratio (i.e., Tier 1 risk-based capital) to average consolidated assets	4.0%	N/A	4.0%	9.0%
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
The following schedule presents the contractual amounts related to off-balance sheet financial instruments used to support our customers’ financing needs:

	December 31,
(In millions)	2025	2024

Unfunded lending commitments [1]	$29,286	$28,767
Standby letters of credit:
Financial	643	574
Performance	288	262
Commercial letters of credit	27	15
Total unfunded commitments	$30,244	$29,618
1 Net of participations.
Loan commitments are agreements to extend credit to customers subject to specified conditions. These commitments generally have fixed expiration dates or other termination provisions and may require the payment of a fee. The amount of collateral obtained, if deemed necessary at the time the credit is extended, is based on our initial credit evaluation of the counterparty. Collateral types vary and may include accounts receivable, inventory, property, plant and equipment, and income-producing properties.
While loan commitments exposes us to credit risk, a significant portion is expected to expire without being drawn. At December 31, 2025, we had $8.2 billion of commitments scheduled to expire in 2026. We apply the same credit policies and procedures to loan commitments and other off-balance sheet obligations as we do to on-balance sheet instruments, including credit approvals, limits, and ongoing monitoring.
We issue standby and commercial letters of credit as conditional commitments to guarantee a customer's performance to a third party. These guarantees primarily support public and private borrowing arrangements, such as commercial paper programs, bond financing, and similar transactions. At December 31, 2025, standby letters of credit totaled $931 million, all of which are scheduled to expire in 2026. The credit risk associated with issuing letters of credit is comparable to that of extending loans to customers, and we typically hold marketable securities and cash equivalents as collateral.
Certain mortgage loans sold include limited recourse provisions for periods ranging from three months to one year. Losses arising from the exercise of these provisions have not been significant.
Legal Matters
We are involved in various legal proceedings or governmental inquiries, which may include litigation in court, arbitration, investigations, examinations, and other actions initiated or considered by governmental and self-regulatory agencies. These matters may relate to lending, deposit, and other customer relationships; supplier and contractual issues; employee matters; intellectual property disputes; personal injury and other tort claims; and regulatory or legal compliance issues. While many of these matters involve individual claims, we are also subject to putative class action claims and other broader claims.
Governmental and self-regulatory proceedings, investigations, examinations, and related actions may concern our banking, investment advisory, trust, securities, and other products and services; our customers’ involvement in money laundering, fraud, securities violations, and other illicit activities; or our policies and practices regarding

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
such customer activities. They may also involve our compliance with the wide range of applicable banking, securities, and other laws and regulations. At any given time, we may be responding to subpoenas and requests for documents, data, or testimony and engaging in discussions to address or resolve these matters.
At December 31, 2025, we were subject to the following significant litigation:
•Two civil cases, Lifescan Inc. and Johnson & Johnson Health Care Services v. Jeffrey C. Smith, et. al., brought against us in the United States District Court for the District of New Jersey in December 2017, and Roche Diagnostics and Roche Diabetes Care Inc. v. Jeffrey C. Smith, et. al., brought against us in the United States District Court for the District of New Jersey in March 2019. In these cases, certain manufacturers and distributors of medical products seek to hold us liable for allegedly fraudulent practices of a borrower of the Bank who filed for bankruptcy protection in 2017. Discovery is substantially complete for most parties. However, final rulings on certain dispositive motions remain outstanding, and other dispositive motions have yet to be filed or ruled upon. Both cases have been set for trial in April 2027.
Based on our current knowledge, we believe that the estimated liabilities for litigation and other legal actions and claims, as reflected in our accruals and determined in accordance with applicable accounting guidance, are adequate. We also currently believe that any liabilities in excess of the amounts accrued, if any, arising from litigation and other legal actions and claims for which a loss is estimable, would not have a significant impact on our financial condition, results of operations, or cash flows. However, given the substantial uncertainties inherent in these matters—and the potentially significant or indeterminate damages sought in some cases—an unfavorable outcome could affect our financial condition, results of operations, or cash flows in a particular reporting period.
The process of estimating and assessing potential outcomes associated with litigation, arbitration, governmental or self-regulatory examinations, investigations, or similar matters is inherently uncertain and requires significant judgment. This uncertainty is especially pronounced in the early stages of a legal matter, when legal issues and relevant facts have not yet been fully developed, analyzed, or tested through discovery, trial or hearing preparation, substantive mediation or settlement discussions, or other procedural milestones. It is also especially relevant for class actions or other multi-party claims; matters involving complex procedural or substantive issues or novel legal theories; and examinations, investigations, or other actions initiated by governmental and self-regulatory agencies, where traditional adjudicative processes may not apply.
As a result, we are often unable to determine whether the likelihood of a favorable or unfavorable outcome is remote, reasonably likely, or probable—or to estimate the amount or range of a probable or reasonably possible loss—until relatively late in the life cycle of a legal matter, and in some cases not until a several years have passed. Our assessments relating to these currently inestimable claims will evolve as developments occur, and actual outcomes may significantly differ from our estimates over time.
Related Party Transactions
We have no related party transactions requiring disclosure under applicable accounting guidance. In the ordinary course of business, we extend credit to related parties, including executive officers, directors, principal shareholders, and their associates and related interests. These related party loans are made in compliance with applicable banking regulations.
17.    REVENUE FROM CONTRACTS WITH CUSTOMERS
Revenue from contracts with customers, including noninterest income within the scope of the applicable accounting guidance, is recognized when control of the promised goods or services is transferred to the customer. Revenue is measured at an amount that reflects the consideration we expect to be entitled in exchange for those goods or services. Incremental costs of obtaining a contract are expensed as incurred when the related amortization period is one year or less.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
For performance obligations satisfied over time, when we have a right to consideration from a customer that directly corresponds with the value of services provided to date, revenue is generally recognized based on the amount we are entitled to invoice. We typically do not disclose information regarding remaining performance obligations when such obligations have an original expected duration of one year or less, or when revenue is recognized based on the invoiced amount.
The following describes our revenue from contracts with customers:
Commercial Account Fees
Commercial account fee income primarily includes account analysis fees, merchant services fees, and payroll services income. Revenue is recognized as services are performed or upon their completion.
Card Fees
Card fee income primarily includes interchange fees from credit and debit card transactions, net fees from merchant card processing, and automated teller machine (“ATM”) service fees. Revenue from card fees is recognized as earned.
Retail and Business Banking Fees
Retail and business banking fees relate to deposit account services provided to customers. These fees primarily include insufficient funds fees, noncustomer ATM charges, and various other deposit account-related fees. Service charges on deposit accounts include fees earned in lieu of compensating balances, as well as fees for cash management and other deposit-related services. Service charge revenue is recognized over the period in which the related services are provided. Treasury management fees are billed monthly based on services rendered during the month.
Capital Markets Fees and Income
Capital markets fees and income primarily include fees from municipal advisory services, securities underwriting, and investment banking advisory services. Revenue is recognized either as the related services are provided or upon completion of the engagement. Income related to loan syndications, loan sales, and derivative instruments (including client interest rate swaps and foreign currency transactions) is accounted for under separate accounting guidance. For more information on loan and derivative income recognition, see Notes 6 and 7, respectively.
Wealth Management Fees
Wealth management fees primarily consist of commissions and other portfolio and advisory service fees. Revenue is recognized as services are rendered or upon completion. Financial planning, fiduciary, and estate services may involve performance obligations extending beyond 12 months; however, the amount of related future obligations is not significant.
Other Customer-related Fees
Other customer-related fees generally include income sources such as compliance and support services to pharmacies and healthcare providers, corporate trust fees, advisory and referral fees, and fees for claims and inventory management services provided to certain customers. Revenue is recognized as services are performed or upon completion.
Disaggregation of Revenue
The following schedule presents revenue from contracts with customers disaggregated by operating segment and reconciles those amounts to total noninterest income. Customer-related noninterest income from other sources represents revenue earned from customers that falls outside the scope of the applicable accounting guidance for revenue from contracts with customers.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Zions Bank			CB&T			Amegy
(In millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023

Commercial account fees	$60	$57	$55	$32	$31	$32	$61	$59	$56
Card fees [1]	49	50	52	18	19	21	29	31	31
Retail and business banking fees	21	19	19	13	11	11	16	14	14
Capital markets fees and income [2]	1	1	—	2	1	—	9	3	—
Wealth management fees	16	21	23	6	4	4	18	18	17
Other customer-related fees	8	9	8	10	8	7	5	6	7
Total noninterest income from contracts with customers	155	157	157	81	74	75	138	131	125
Customer-related noninterest income from other sources	33	24	24	38	39	35	39	34	37
Total customer-related noninterest income	188	181	181	119	113	110	177	165	162
Noncustomer-related noninterest income	2	6	11	7	8	6	12	10	22
Total noninterest income	$190	$187	$192	$126	$121	$116	$189	$175	$184

	NBAZ			NSB			Vectra
(In millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023

Commercial account fees	$10	$11	$10	$12	$13	$12	$7	$7	$7
Card fees [1]	16	15	15	16	16	16	9	10	9
Retail and business banking fees	9	9	8	11	10	10	4	3	4
Capital markets fees and income [2]	—	—	—	—	—	—	—	—	—
Wealth management fees	4	3	3	7	6	5	2	2	1
Other customer-related fees	1	1	1	—	1	1	6	5	4
Total noninterest income from contracts with customers	40	39	37	46	46	44	28	27	25
Customer-related noninterest income from other sources	5	4	2	5	2	1	5	2	3
Total customer-related noninterest income	45	43	39	51	48	45	33	29	28
Noncustomer-related noninterest income	(1)	—	1	1	4	—	3	—	—
Total noninterest income	$44	$43	$40	$52	$52	$45	$36	$29	$28

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	TCBW			Other			Consolidated Bank
(In millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023

Commercial account fees	$2	$2	$2	$1	$2	$—	$185	$182	$174
Card fees [1]	2	2	2	—	1	—	139	144	146
Retail and business banking fees	—	1	—	—	—	—	74	67	66
Capital markets fees and income [2]	—	—	—	7	6	4	19	11	4
Wealth management fees	—	—	1	1	—	(1)	54	54	53
Other customer-related fees	2	1	1	26	24	31	58	55	60
Total noninterest income from contracts with customers	6	6	6	35	33	34	529	513	503
Customer-related noninterest income from other sources	2	2	1	6	19	14	133	126	113
Total customer-related noninterest income	8	8	7	41	52	48	662	639	616
Noncustomer-related noninterest income	—	—	—	72	33	17	96	61	61
Total noninterest income	$8	$8	$7	$113	$85	$65	$758	$700	$677
1 Card fees exclude costs associated with reward programs that are netted against interchange fees, as these costs fall outside the scope of the applicable accounting guidance for revenue from contracts with customers.
2 Capital markets fees and income exclude revenue related to real estate capital markets, swaps, loan syndications, foreign exchange activities, and the net CVA, as these items are not within the scope of applicable accounting guidance for revenue from contracts with customers.
Revenue from contracts with customers did not result in significant contract assets or contract liabilities. Contract receivables are included in “Other assets” on the consolidated balance sheet. Although payment terms vary based on the nature of the services provided, the interval between satisfying performance obligations and receiving payment is generally short and not considered significant.
18.    RETIREMENT PLANS
Defined Contribution Plan
We offer a 401(k) and employee stock ownership plan that allows employees to select from a variety of investment options. Employees may contribute up to 80% of their earnings, subject to the annual Internal Revenue Service (“IRS”) contribution limits. We match 100% of the first 3% of employee contributions and 50% of the next 3%. Matching contributions totaled $35 million in each of 2025, 2024, and 2023.
The 401(k) plan also includes a discretionary, noncontributory profit-sharing component that may range from 0% to 3.5% of eligible compensation, based on our performance in accordance with a formula approved annually by the Board. Profit-sharing expense totaled $17 million, $14 million, and $16 million for 2025, 2024, and 2023, respectively. Profit-sharing contributions to participants were made in the form of shares of our common stock purchased in the open market.
Defined Benefit Plans
Supplemental Retirement Plans — These unfunded, nonqualified plans cover certain current and former employees. Each year, we make contributions to the plans in amounts sufficient to satisfy benefit payments due to participants. Our liability for these plans was approximately $8 million and $9 million at December 31, 2025 and 2024, respectively.
Post-retirement Plan — This unfunded health care and life insurance plan provides post-retirement benefits to certain former full-time employees who meet specified age and service requirements. Our contribution toward retiree medical premiums has been permanently capped at a fixed amount that will not increase in future years. Annual contributions are made in amounts sufficient to cover the portion of premiums for which we are responsible. Our liability for this plan was less than $1 million at both December 31, 2025 and 2024. The liabilities associated with supplemental retirement and post-retirement benefits are included in “Other liabilities” on the consolidated balance sheet.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
19.    SHARE-BASED COMPENSATION
We maintain a share-based compensation incentive plan that authorizes the granting of stock options, restricted stock, restricted stock units (“RSUs”), and other equity-based awards to employees and nonemployee directors. At December 31, 2025, a total of 7,100,000 shares were authorized under the plan, with 3,729,002 shares available for future grants.
All share-based payments to employees, including stock option grants, are recognized as compensation expense based on their grant date fair values and reflect any associated service or performance vesting requirements. The fair value of an equity award is estimated on the grant date using an appropriate valuation model, which incorporates post-vesting restrictions, but excludes service or performance vesting conditions.
All share-based awards are classified as equity instruments. Compensation expense is included in “Salaries and employee benefits” on the consolidated statement of income, with the corresponding equity effect included in shareholders’ equity. Forfeitures of share-based awards are recognized as they occur. Substantially all share-based awards—including stock options, restricted stock, and RSUs—feature graded vesting, which is recognized on a straight-line basis over the applicable vesting period.
The following schedule presents compensation expense and the related tax benefit for all share-based awards:

(In millions)	2025	2024	2023

Compensation expense	$35	$31	$33
Reduction of income tax expense	10	7	9
At December 31, 2025, the unrecognized compensation expense related to nonvested share-based awards was approximately $43 million. This amount is expected to be recognized over a weighted average period of 2.7 years.
Stock Options
Stock options granted to employees generally vest one-third per year and expire seven years after the grant date. No stock options were granted in 2025 or 2024 following management's changes to incentive compensation programs. For stock options granted in 2023, the Black-Scholes option pricing model was used to estimate the grant date fair value for purposes of determining compensation expense.
The following schedule presents the weighted average grant date fair value and the significant assumptions used in the Black-Scholes model for these options:

	2025	2024	2023

Weighted average value for options granted	$—	$—	$11.23
Weighted average assumptions used:
Expected dividend yield	—%	—%	3.0%
Expected volatility	—%	—%	27.0%
Risk-free interest rate	—%	—%	4.00%
Expected life (in years)	0.0	0.0	4.5
The assumptions for expected dividend yield, expected volatility, and expected life reflect management’s judgment and incorporate historical experience. Expected volatility is based in part on historical volatility. The risk-free interest rate is derived from the U.S. Treasury yield curve in effect at the grant date, matched to the expected life of the option.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents our stock option activity for the three years ended December 31, 2025:

	Number of shares	Weighted average exercise price

Balance at December 31, 2022	1,262,366	$50.75
Granted	291,005	52.90
Exercised	(95,207)	29.67
Expired	(27,948)	35.41
Forfeited	(9,838)	57.07
Balance at December 31, 2023	1,420,378	52.83
Exercised	(191,602)	50.05
Expired	(103,008)	46.84
Forfeited	(2,112)	56.94
Balance at December 31, 2024	1,123,656	53.85
Exercised	(127,836)	50.21
Expired	(41,339)	56.94
Forfeited	(2,097)	52.90
Balance at December 31, 2025	952,384	54.20
Outstanding stock options exercisable as of:
December 31, 2025	859,825	54.34
December 31, 2024	869,716	52.61
December 31, 2023	891,884	50.36
We issue new authorized common shares upon the exercise of stock options. The total intrinsic value of stock options exercised was approximately $1 million in 2025, and $2 million in both 2024 and 2023. Cash received from the exercise of stock options totaled $5 million in 2025, $9 million in 2024, and $2 million in 2023.
The following schedule presents additional selected information on stock options at December 31, 2025:

	Outstanding stock options				Exercisable stock options
Exercise price range	Number of shares	Weighted average exercise price		Weighted average remaining contractual life (years)	Number of shares	Weighted average exercise price

$4.15 to $19.99	5,223	$6.41	[1]	0	5,223	$6.41
$40.00 to $44.99	1,974	43.07		0.4	1,974	43.07
$45.00 to $49.99	384,929	47.35		1.6	384,929	47.35
$50.00 to $59.99	371,584	52.37		2.8	279,025	52.20
$60.00 to $73.22	188,674	73.22		3.0	188,674	73.22
	952,384	54.20	[1]	2.4	859,825	54.34
1 The weighted average remaining contractual life excludes 5,223 stock options without a fixed expiration date that were assumed in the Amegy acquisition. These options expire one year after the employee's termination date, subject to certain conditions.
The aggregate intrinsic value of outstanding stock options was $7 million at December 31, 2025, compared with $4 million at December 31, 2024. The aggregate intrinsic value of exercisable options was $6 million and $4 million at those same respective dates. For exercisable options, the weighted average remaining contractual life was 2.2 years at December 31, 2025, and 2.6 years at December 31, 2024, excluding the stock options previously noted that do not have a fixed expiration date. At December 31, 2025, there were 92,559 unvested stock options outstanding, with a weighted average exercise price of $52.90, a weighted average remaining contractual life of 3.9 years, and an aggregate intrinsic value of $522 thousand.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Restricted Stock and Restricted Stock Units
Restricted stock represents common shares that are subject to trading restrictions and potential forfeiture. These awards typically vest over a four-year period. Holders of restricted stock have full voting rights and receive dividend equivalents during the vesting period. Additionally, holders may elect to be taxed on the grant date rather than at vesting.
RSUs represent the right to receive one share of common stock per unit and generally vest over a four-year period. Holders of RSUs receive dividend equivalents during the vesting period, but do not possess voting rights. Compensation expense is determined based on the number of restricted shares or RSUs granted and the market price of our common stock on the grant date. During 2025, 2024, and 2023, we granted 25,101, 25,866, and 39,771 RSUs, respectively, to nonemployee directors. These RSUs vested immediately upon grant.
The following schedule presents our restricted stock activity for the three years ended December 31, 2025:

	Number of shares	Weighted average fair value

Nonvested restricted shares at December 31, 2022	60,749	$48.31
Vested	(24,978)	46.31
Nonvested restricted shares at December 31, 2023	35,771	49.71
Issued	49,019	41.24
Vested	(18,731)	47.48
Nonvested restricted shares at December 31, 2024	66,059	44.06
Vested	(24,034)	44.83
Nonvested restricted shares at December 31, 2025	42,025	43.61
The following schedule presents our RSU activity for the three years ended December 31, 2025:

	Number of restricted stock units	Weighted average fair value

Restricted stock units at December 31, 2022	1,169,093	$53.62
Granted	727,019	48.85
Vested	(522,163)	48.71
Forfeited	(44,004)	56.19
Restricted stock units at December 31, 2023	1,329,945	52.88
Granted	872,274	39.53
Vested	(544,095)	50.55
Forfeited	(34,621)	48.78
Restricted stock units at December 31, 2024	1,623,503	46.57
Granted	934,597	48.74
Vested	(616,219)	48.49
Forfeited	(61,391)	49.21
Restricted stock units at December 31, 2025	1,880,490	46.93
The total grant date value of restricted stock and RSUs that vested during the year was $31 million in 2025, $28 million in 2024, and $27 million in 2023. At December 31, 2025, 42,025 shares of restricted stock and 1,221,369 RSUs were expected to vest according to their respective schedules, with aggregate intrinsic values of $2 million and $71 million, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
20.    INCOME TAXES
Income Tax Expense and Effective Tax Rates
The following schedule presents the primary components of income tax expense:

(In millions)	2025	2024	2023
Federal:
Current	$182	$194	$168
Deferred	23	(9)	—
Total federal	205	185	168
State:
Current	47	41	47
Deferred	24	2	(9)
Total state	71	43	38
Total income tax expense	$276	$228	$206
The following schedule presents a reconciliation of income tax expense and the effective tax rate:

	2025		2024		2023
(In millions)	Income tax expense	Effective tax rate	Income tax expense	Effective tax rate	Income tax expense	Effective tax rate

U.S. federal statutory income tax	$247	21.0%	$213	21.0%	$186	21.0%
State and local income taxes, net of federal income tax effects [1]	57	4.9	39	3.9	29	3.3
Tax credits:
Low-income housing tax credit investments [2]	(9)	(0.8)	(9)	(0.9)	(6)	(0.6)
Other tax credits	(2)	(0.2)	(1)	(0.1)	(2)	(0.3)
Nontaxable or nondeductible items:
Disallowed interest expense	10	0.9	14	1.4	11	1.2
Tax-exempt interest	(37)	(3.2)	(35)	(3.5)	(32)	(3.5)
Nondeductible FDIC premium expense	14	1.2	15	1.5	15	1.7
Other nontaxable or nondeductible Items	(4)	(0.3)	(3)	(0.3)	(4)	(0.5)
Changes in unrecognized tax benefits	(2)	(0.2)	(8)	(0.8)	4	0.5
Other adjustments	2	0.2	3	0.3	5	0.5
Total	$276	23.5%	$228	22.5%	$206	23.3%
1 State taxes in California and Utah accounted for the majority of the tax effect within this category.
2 Low-income housing credits are presented net of related amortization.
The effective tax rates for the periods presented above were primarily increased by the nondeductibility of certain Federal Deposit Insurance Corporation (“FDIC”) premiums, disallowed interest expense, and other adjustments. While FDIC insurance premiums are not deductible for tax purposes, FDIC special assessments are tax deductible. Conversely, the effective tax rates were primarily reduced by nontaxable municipal interest income and various tax credits.
Investments in technology initiatives, low-income housing, and municipal securities during 2025, 2024, and 2023, generated tax credits and nontaxable income, contributing to lower effective tax rates in each year. In addition, the 2025 and 2024 effective tax rates benefited from a reduction in the reserve for uncertain tax positions associated with technology initiative credits as certain statutes of limitations expired.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Income Tax Payments by Jurisdiction
The following schedule presents the disaggregated amounts of income taxes paid, net of refunds received, by federal and state jurisdictions:

(In millions)	2025	2024	2023

Federal	$143	$151	$204
State:
California	22	19	20
Utah	12	8	16
Other	19	14	15
Total state	53	41	51
Total income taxes paid	$196	$192	$255
Deferred Tax Assets and Liabilities
Deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) arise from temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases, based on enacted tax laws and rates. Changes in tax rates that impact DTAs and DTLs are recognized in income during the period in which the enactment occurs. DTAs are recorded only to the extent management believes it more likely than not that they will be realized. Unrecognized tax benefits related to uncertain tax positions primarily pertain to tax credits generated from technology initiatives.
The net DTA or DTL is included in “Other assets” or “Other liabilities,” respectively, on the consolidated balance sheet, respectively. The following schedule presents the tax effects of temporary differences that give rise to significant components of DTAs and DTLs:

(In millions)	December 31,
	2025	2024
Gross deferred tax assets:
Book loan loss deduction in excess of tax	$179	$183
Deferred compensation	90	81
Investment securities and derivative fair value adjustments	620	775
Lease liabilities	64	60
Capitalized costs	9	30
Other	36	47
Total deferred tax assets before valuation allowance	998	1,176
Valuation allowance	—	—
Total deferred tax assets	998	1,176
Gross deferred tax liabilities:
Premises and equipment, due to differences in depreciation	(91)	(90)
Federal Home Loan Bank stock dividends	(3)	(3)
Leasing operations	(40)	(43)
Prepaid expenses	(7)	(8)
Mortgage servicing	(6)	(6)
Deferred loan costs	(38)	(36)
ROU assets	(52)	(47)
Qualified opportunity fund deferred gains	(26)	(26)
Equity investments	(21)	(13)
Total deferred tax liabilities	(284)	(272)
Net deferred tax assets (liabilities)	$714	$904

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At December 31, 2025 and 2024, we reported a net DTA of $714 million and $904 million, respectively. The year-over-year decrease was primarily driven by a reduction in unrealized losses within AOCI associated with investment securities and derivative instruments.
Certain fixed-rate AFS investment securities have experienced declines in fair value due to increases in benchmark interest rates, resulting in unrealized losses in the AFS portfolio and a corresponding DTA. The sale of these securities could result in significant realized losses, requiring future earnings to utilize the DTAs. However, as discussed in Note 5, we have both the intent and the ability to hold these securities until their value recovers.
We regularly evaluate DTAs to determine whether a valuation allowance is required, applying the “more-likely-than-not” criterion that such assets will be realized and considering all available positive and negative evidence. This evaluation includes, but is not limited to:
•Future reversals of existing DTLs — These generally reverse in a pattern consistent with DTAs and can be used to realize the DTAs.
•Tax planning strategies — We consider prudent and feasible tax planning strategies that could be implemented to preserve the value of DTAs, if necessary.
•Projected future taxable income — We expect to generate sufficient future taxable income to offset the reversal of remaining net DTAs.
Based on this evaluation, we concluded that no valuation allowance was required at December 31, 2025 or December 31, 2024.
At December 31, 2025, the tax effect of remaining net operating loss and tax credit carryforwards was less than $1 million, with expirations through 2039.
Unrecognized tax benefits
We maintain a liability for unrecognized tax benefits related to uncertain tax positions, primarily associated with tax credits generated from technology initiatives. The following schedule presents a roll-forward of gross unrecognized tax benefits:

(In millions)	2025	2024	2023

Balance at beginning of year	$7	$15	$13
Tax positions related to current year:
Additions	—	—	2
Tax positions related to prior years:
Additions	—	—	10
Settlements with taxing authorities	—	—	(3)
Lapses in statutes of limitations	(2)	(8)	(7)
Balance at end of year	$5	$7	$15
At December 31, 2025 and 2024, our liability for unrecognized tax benefits totaled approximately $5 million and $7 million, respectively (net of the federal tax benefit on state taxes). If recognized, these amounts would impact the effective tax rate.
Interest and penalties related to unrecognized tax benefits are included in “Income tax expense” on the consolidated statement of income. At December 31, 2025 and 2024, accrued interest and penalties—presented net of any federal and state tax benefits and included in “Other liabilities” on the consolidated balance sheet—totaled approximately $1 million in both periods.
We file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We are no longer subject to income tax examinations for years prior to 2022 for federal and certain state returns.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
21.    NET EARNINGS PER COMMON SHARE
Net earnings per common share are determined based on net earnings applicable to common shareholders, net of preferred stock dividends. Basic net earnings per common share are calculated using the weighted-average number of common shares outstanding during the year. Unvested share-based awards that carry nonforfeitable dividend rights are treated as participating securities and are included in the basic earnings per share calculation.
Diluted net earnings per common share are computed using the weighted-average number of common shares outstanding, including common stock equivalents. Stock options, restricted stock, RSUs, and stock warrants are converted into common stock equivalents using the method—either the treasury stock method or the two-class method—that results in the most dilution. Common stock equivalents that would have an antidilutive effect are excluded from the diluted earnings per share calculation.
The following schedule presents the basic and diluted net earnings per common share, calculated using the weighted-average number of shares outstanding:

(In millions, except shares and per share amounts)	2025	2024	2023
Basic:
Net income	$899	$784	$680
Less common and preferred dividends	267	289	277
Less impact from redemption of preferred stock	—	6	—
Undistributed earnings	632	489	403
Less undistributed earnings applicable to nonvested shares	8	5	4
Undistributed earnings applicable to common shares	624	484	399
Distributed earnings applicable to common shares	260	245	243
Total earnings applicable to common shares	$884	$729	$642
Weighted average common shares outstanding (in thousands)	147,115	147,210	147,748
Net earnings per common share	$6.01	$4.95	$4.35
Diluted:
Total earnings applicable to common shares	$884	$729	$642
Weighted average common shares outstanding (in thousands)	147,115	147,210	147,748
Dilutive effect of stock options (in thousands)	42	5	8
Weighted average diluted common shares outstanding (in thousands)	147,157	147,215	147,756
Net earnings per common share	$6.01	$4.95	$4.35
The following schedule presents the weighted-average stock awards that were antidilutive and therefore excluded from the calculation of diluted earnings per share:

(In thousands)	2025	2024	2023

Restricted stock and restricted stock units	1,819	1,663	1,383
Stock options	469	1,110	1,409

22.    OPERATING SEGMENT INFORMATION
We provide a wide range of banking products and related services, primarily in 11 Western states: Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. Our operations are organized principally through seven separately managed affiliate banks, each operating under its own local brand and management team: Zions Bank, CB&T, Amegy, NBAZ, NSB, Vectra, and TCBW. These affiliate banks constitute our primary operating segments.
Our affiliate model emphasizes local authority and accountability, including locally informed pricing and product customization, to maximize customer satisfaction, strengthen community relationships, and improve profitability and shareholder returns.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At December 31, 2025, Zions Bank operated 92 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. CB&T operated 77 branches in California. Amegy operated 76 branches in Texas. NBAZ operated 56 branches in Arizona. NSB operated 43 branches in Nevada. Vectra operated 33 branches in Colorado and one branch in New Mexico. TCBW operated two branches in Washington and one branch in Oregon. In 2025, all of the Bank’s assets and revenues were located in or derived from operations within the United States.
In late March 2025, we purchased four FirstBank Coachella Valley, California branches and their associated deposit and loan accounts. In addition to the four branches, the purchase included approximately $630 million in deposits and $420 million in consumer and commercial loans.
We focus on serving customers in the communities in which we operate. Each operating segment offers a wide range of banking products and related services, delivered digitally or through other traditional channels. These include commercial and small business banking, capital markets and investment banking, commercial real estate lending, retail banking, and wealth management.
The affiliate banks are supported by an enterprise-level segment—referred to as the “Other” segment— which provides governance and risk oversight, capital allocation, and strategic objectives, and includes centralized technology infrastructure, back-office operations, and certain business lines that are not managed through the affiliate structure.
Centrally provided services are allocated to the operating segments based on estimated or actual usage of those services. Capital is allocated according to the risk-weighted assets held by each segment. We utilize an internal funds transfer pricing process to measure segment performance. This methodology is subject to ongoing refinement. Transactions between segments are generally conducted at fair value, with intercompany profits eliminated in consolidation. Total average loans and deposits for the segments include minor intercompany amounts and certain deposits with the “Other” segment.
We evaluate segment performance and allocate resources primarily based on income or loss from operations before income taxes. The accounting policies applied to the operating segments are consistent with those described in the Notes to Consolidated Financial Statements.
The chief operating decision maker (“CODM”) is our Chairman and Chief Executive Officer. The CODM regularly receives certain segment-level information, including net interest income, noninterest income, significant noninterest expenses, and income or loss from operations before income taxes. This information is used to evaluate performance and inform resource allocation decisions for each segment.
The following schedule presents selected operating segment information that is regularly provided to the CODM to evaluate performance and allocate resources:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	Zions Bank			CB&T			Amegy
	2025	2024	2023	2025	2024	2023	2025	2024	2023
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$738	$692	$698	$647	$584	$602	$565	$496	$457
Provision for credit losses	14	(8)	20	53	42	44	8	22	15
Net interest income after provision for credit losses	724	700	678	594	542	558	557	474	442
Noninterest income	190	187	192	126	121	116	189	175	184
Noninterest expense:
Salaries and employee benefits	140	141	142	130	126	126	112	112	107
Technology, telecom, and information processing	16	14	16	5	5	5	8	8	8
Occupancy and equipment, net	28	27	27	35	33	34	33	33	28
Other direct expenses [2]	58	71	96	44	42	58	50	56	70
Indirect/allocated expenses	328	318	301	219	197	188	262	247	240
Total noninterest expense	570	571	582	433	403	411	465	456	453
Income (loss) before taxes	$344	$316	$288	$287	$260	$263	$281	$193	$173
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$15,035	$14,799	$14,296	$15,098	$14,286	$14,128	$14,220	$13,398	$12,851
Total average deposits	21,151	21,151	20,233	15,334	14,582	14,253	14,777	14,792	13,569

(In millions)	NBAZ			NSB			Vectra
	2025	2024	2023	2025	2024	2023	2025	2024	2023
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$262	$245	$249	$213	$197	$192	$143	$148	$151
Provision for credit losses	(14)	17	4	(2)	(11)	42	9	3	7
Net interest income after provision for credit losses	276	228	245	215	208	150	134	145	144
Noninterest income	44	43	40	52	52	45	36	29	28
Noninterest expense:
Salaries and employee benefits	53	54	55	44	46	45	40	41	41
Technology, telecom, and information processing	4	4	4	6	6	5	3	2	3
Occupancy and equipment, net	10	11	10	11	11	12	12	11	12
Other direct expenses [2]	24	26	29	18	21	27	13	14	18
Indirect/allocated expenses	104	101	96	95	93	85	69	69	67
Total noninterest expense	195	196	194	174	177	174	137	137	141
Income (loss) before taxes	$125	$75	$91	$93	$83	$21	$33	$37	$31
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,596	$5,683	$5,318	$3,718	$3,555	$3,392	$3,846	$4,063	$4,004
Total average deposits	6,915	6,933	7,008	7,141	7,169	6,964	3,417	3,505	3,482

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	TCBW			Other			Consolidated Bank
	2025	2024	2023	2025	2024	2023	2025	2024	2023
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$71	$63	$61	$(12)	$5	$28	$2,627	$2,430	$2,438
Provision for credit losses	3	9	2	1	(2)	(2)	72	72	132
Net interest income after provision for credit losses	68	54	59	(13)	7	30	2,555	2,358	2,306
Noninterest income	8	8	7	113	85	65	758	700	677
Noninterest expense:
Salaries and employee benefits	13	12	13	818	755	746	1,350	1,287	1,275
Technology, telecom, and information processing	2	2	2	232	219	197	276	260	240
Occupancy and equipment, net	3	3	2	34	32	35	166	161	160
Other direct expenses [2]	4	5	7	135	103	117	346	338	422
Indirect/allocated expenses	14	11	11	(1,091)	(1,036)	(988)	—	—	—
Total noninterest expense	36	33	35	128	73	107	2,138	2,046	2,097
Income (loss) before taxes	$40	$29	$31	$(28)	$19	$(12)	$1,175	$1,012	$886
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$2,005	$1,805	$1,705	$903	$958	$1,046	$60,421	$58,547	$56,740
Total average deposits	1,155	1,144	1,196	4,983	5,484	6,161	74,873	74,760	72,866
1 Interest income is shown net of interest expense consistent with the information regularly provided to the CODM and used to evaluate segment performance.
2 Other direct expenses include professional and legal services, marketing and business development, deposit insurance and regulatory expense, credit-related expense, other real estate expense, and other noninterest expenses.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
23.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following schedule presents quarterly financial information for 2025 and 2024:

(In millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
2025
Total interest income	$1,041	$1,064	$1,051	$1,028
Net interest income	683	672	648	624
Provision for credit losses	6	49	(1)	18
Noninterest income	208	189	190	171
Noninterest expense	546	527	527	538
Income before income taxes	339	285	312	239
Net income	263	222	244	170
Preferred stock dividends	(1)	(1)	(1)	(1)
Net earnings applicable to common shareholders	262	221	243	169
Net earnings per common share:
Basic	1.76	1.48	1.63	1.13
Diluted	1.76	1.48	1.63	1.13
2024
Total interest income	$1,062	$1,104	$1,073	$1,054
Net interest income	627	620	597	586
Provision for credit losses	41	13	5	13
Noninterest income	193	172	179	156
Noninterest expense	509	502	509	526
Income before income taxes	270	277	262	203
Net income	216	214	201	153
Preferred stock dividends	(10)	(10)	(11)	(10)
Preferred stock redemption	(6)	—	—	—
Net earnings applicable to common shareholders	200	204	190	143
Net earnings per common share:
Basic	1.34	1.37	1.28	0.96
Diluted	1.34	1.37	1.28	0.96
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on internal control over financial reporting is included under the caption “Report on Management’s Assessment of Internal Control over Financial Reporting” in Item 8 on page 87. The “Report on Internal Control over Financial Reporting” issued by Ernst & Young LLP is also included in Item 8 on page 88.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 9B. OTHER INFORMATION
We have adopted insider trading policies and procedures that govern the purchase, sale, and other dispositions of our securities by directors, officers, and non-executive employees. These policies and procedures are reasonably designed to promote compliance with applicable insider trading laws, rules, and regulations, as well as relevant listing standards.
No director or officer adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement during the year ended December 31, 2025. Our directors and officers participate in certain benefit plans, including our Omnibus Incentive Plan and Payshelter 401(k) and Employee Stock Ownership Plan. From time to time, they may elect to have shares withheld to satisfy tax-withholding obligations or to pay the exercise price of options granted under these plans. Such elections may be intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements as defined in Item 408(c) of Regulation S-K.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information
The following schedule presents information regarding the shares of our common stock that may be issued under existing equity compensation plans as of December 31, 2025:

	(a)	(b)	(c)
Plan category [1]	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plan approved by security holders:

Zions Bancorporation, N.A. 2022 Omnibus Incentive Plan	947,161	$54.47	3,729,002
1 Column (a) excludes 42,025 shares of unvested restricted stock and 1,880,490 RSUs, each representing the right to receive one share of common stock. The schedule also excludes 5,223 shares of common stock issuable upon the exercise of stock options, which have a weighted average exercise price of $6.41 and were granted under plans assumed in the Amegy acquisition.
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
Consolidated balance sheets — December 31, 2025 and 2024
Consolidated statements of income — Years ended December 31, 2025, 2024, and 2023
Consolidated statements of comprehensive income — Years ended December 31, 2025, 2024, and 2023
Consolidated statements of changes in shareholders’ equity — Years ended December 31, 2025, 2024, and 2023
Consolidated statements of cash flows — Years ended December 31, 2025, 2024, and 2023
Notes to consolidated financial statements — December 31, 2025
(2) Financial statement schedules — All financial statement schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions; the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable and have therefore been omitted.
(3) List of Exhibits:

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Association of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.1 of Form 8-K filed on October 2, 2018.	*

3.2	Second Amended and Restated Bylaws of Zions Bancorporation, National Association, incorporated by reference to Exhibit 3.2 of Form 8-K filed on April 4, 2019.	*

4.1	Description of Securities of Zions Bancorporation, National Association, as of December 31, 2025 (filed herewith).

10.1	Zions Bancorporation 2023-2025 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2023.	*

10.2	Zions Bancorporation 2024-2026 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended March 31, 2024.	*

10.3	Zions Bancorporation 2025-2027 Value Sharing Plan, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2025.	*

10.4	Zions Bancorporation Third Restated and Revised Deferred Compensation Plan, incorporated by reference to Exhibit 10.5 of Form 10-K for the year ended December 31, 2018.	*

10.5	Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.6 of Form 10-K for the year ended December 31, 2018.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

10.6	Amendment to the Zions Bancorporation Fourth Restated Deferred Compensation Plan for Directors, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2015.	*

10.7	Amegy Bancorporation, Inc. Fifth Amended and Restated Non-Employee Directors Deferred Fee Plan (Frozen upon merger with Zions Bancorporation in 2005), incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2018.	*

10.8	Zions Bancorporation Executive Management Pension Plan, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2020.	*

10.9	Zions Bancorporation First Restated Excess Benefit Plan, incorporated by reference to Exhibit 10.9 of Form 10-K for the year ended December 31, 2020.	*

10.10	Amegy Bancorporation 2004 (formerly Southwest Bancorporation of Texas, Inc.) Omnibus Incentive Plan, incorporated by reference to Exhibit 10.38 of Form 10-K for the year ended December 31, 2015.	*

10.11	Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB effective October 1, 2002, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2018.	*

10.12	Amendment to the Trust Agreement Establishing the Zions Bancorporation Deferred Compensation Plans Trust, effective September 1, 2006, incorporated by reference to Exhibit 10.13 of Form 10-K for the year ended December 31, 2018.	*

10.13	Amendment to the Trust Agreement establishing the Zions Bancorporation Deferred Compensation Plan Trust by and between Zions Bancorporation and Cigna Bank & Trust Company, FSB substituting Prudential Bank & Trust, FSB as the trustee, incorporated by reference to Exhibit 10.12 of Form 10-K for the year ended December 31, 2016.	*

10.14	Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 1, 2006, incorporated by reference to Exhibit 10.15 of Form 10-K for the year ended December 31, 2018.	*

10.15	Revised schedule C to Zions Bancorporation Deferred Compensation Plans Master Trust between Zions Bancorporation and Fidelity Management Trust Company, effective September 13, 2006, incorporated by reference to Exhibit 10.16 of Form 10-K for the year ended December 31, 2018.	*

10.16	Third Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, dated June 13, 2012, incorporated by reference to Exhibit 10.17 of Form 10-K for the year ended December 31, 2017.	*

10.17	Fifth Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2018.	*

10.18	Sixth Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, dated August 17, 2015, incorporated by reference to Exhibit 10.18 of Form 10-K for the year ended December 31, 2020.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

10.19	Seventh Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, effective September 30, 2018, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2018.	*

10.20	Ninth Amendment to the Trust Agreement between Fidelity Management Trust Company and Zions Bancorporation for the Deferred Compensation Plans, effective April 1, 2022, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2022.	*

10.21	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, Restated and Amended effective January 1, 2007, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended June 30, 2018.	*

10.22	Second Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 31, 2018, effective January 1, 2019, incorporated by reference to Exhibit 10.27 of Form 10-K for the year ended December 31, 2018.	*

10.23	Third Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated June 27, 2019, effective September 30, 2018, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2019.	*

10.24	Fourth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated September 11, 2020, effective January 1, 2020, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2020.	*

10.25	Fifth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated September 11, 2020, effective January 1, 2020, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2020.	*

10.26	Sixth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated September 11, 2020, effective October 1, 2020, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarter ended September 30, 2020.	*

10.27	Seventh Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 23, 2020, effective January 1, 2021, incorporated by reference to Exhibit 10.32 of Form 10-K for the year ended December 31, 2020.	*

10.28	Eighth Amendment to the Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan, dated December 20, 2022, effective January 1, 2023, incorporated by reference to Exhibit 10.30 of Form 10-K for the year ended December 31, 2022.	*

10.29	Zions Bancorporation Payshelter 401(k) and Employee Stock Ownership Plan Trust Agreement between Zions Bancorporation and Fidelity Management Trust Company, Restated and Amended effective August 23, 2024, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2024.	*

10.30	Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.42 of Form 10-K for the year ended December 31, 2020.	*

10.31	Form of Restricted Stock Award Agreement subject to holding requirement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.43 of Form 10-K for the year ended December 31, 2020.	*

10.32	Form of Standard Restricted Stock Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.44 of Form 10-K for the year ended December 31, 2020.	*

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

10.33	Form of Standard Restricted Stock Unit Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.45 of Form 10-K for the year ended December 31, 2020.	*

10.34	Form of Restricted Stock Unit Agreement subject to holding requirement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.46 of Form 10-K for the year ended December 31, 2020.	*

10.35	Form of Standard Stock Option Award Agreement, Zions Bancorporation 2015 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.47 of Form 10-K for the year ended December 31, 2020.	*

10.36	Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Appendix I of Schedule 14A, dated March 17, 2022.	*

10.37	Amendment to the Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Appendix I of Schedule 14A, dated March 14, 2024.	*

10.38	Form of Standard Restricted Stock Award Agreement, Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.8 of Form 10-Q for the quarter ended June 30, 2022.	*

10.39	Form of Restricted Stock Award Agreement subject to holding requirement, Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.9 of Form 10-Q for the quarter ended June 30, 2022.	*

10.40	Form of Standard Restricted Stock Unit Award Agreement, Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.10 of Form 10-Q for the quarter ended June 30, 2022.	*

10.41	Form of Restricted Stock Unit Award Agreement subject to holding requirement, Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.11 of Form 10-Q for the quarter ended June 30, 2022.	*

10.42	Form of Standard Stock Option Award Agreement, Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.12 of Form 10-Q for the quarter ended June 30, 2022).	*

10.43	Form of Standard Directors Stock Award Agreement, Zions Bancorporation 2022 Omnibus Incentive Plan, incorporated by reference to Exhibit 10.13 of Form 10-Q for the quarter ended June 30, 2022.	*

10.44	Form of Change in Control Agreement between the Bank and Certain Executive Officers, incorporated by reference to Exhibit 10.49 of Form 10-K for the year ended December 31, 2020.	*

10.45	Amendment to original form of Change in Control Agreement between the Bank and Certain Executive Officers, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2025.	*

10.46	Updated form of Change in Control Agreement between the Bank and Certain Executive Officers, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2025.	*

10.47	Retirement and Consulting Agreement between Zions Bancorporation, N.A., and Paul E. Burdiss, dated December 12, 2025 (filed herewith).

19	Insider Trading Policy of Zions Bancorporation, National Association (filed herewith).

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

Exhibit Number	Description

21	List of Subsidiaries of Zions Bancorporation, National Association (filed herewith).

23	Consent of Independent Registered Public Accounting Firm (filed herewith).

31.1	Certification by Chief Executive Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification by Chief Financial Officer required by Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 (filed herewith).

32	Certification by Chief Executive Officer and Chief Financial Officer required by Sections 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 (15 U.S.C. 78m) and 18 U.S.C. Section 1350 (furnished herewith).

97	Recoupment policy of Zions Bancorporation, National Association (filed herewith).

101
Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in inline XBRL: (i) the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, (ii) the Consolidated Statements of Income for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
February 24, 2026    ZIONS BANCORPORATION, NATIONAL ASSOCIATION

By	/s/ Harris H. Simmons
HARRIS H. SIMMONS, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.
February 24, 2026

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