Form 10-Q
period 2026-06-30
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2026-08-06
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2026 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
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
Number of common shares outstanding at July 31, 2026: 145,953,355 shares

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	HECL	Home Equity Credit Line
AFS	Available-for-Sale	HTM	Held-to-Maturity
AI	Artificial Intelligence	IPO	Initial Public Offering
ALLL	Allowance for Loan and Lease Losses	LTV	Loan-to-Value
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	NASDAQ	National Association of Securities Dealers Automated Quotations
AOCI	Accumulated Other Comprehensive Income or Loss	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
ASC	Accounting Standards Codification	NDFI	Nondepository Financial Institution
ASU	Accounting Standards Update	NM	Not Meaningful
Board	Board of Directors	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
bps	Basis Points	OCC	Office of the Comptroller of the Currency
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	OREO	Other Real Estate Owned
CET1	Common Equity Tier 1	PCD	Purchase Credit Deteriorated
CODM	Chief Operating Decision Maker	PEI	Private Equity Investment
CRE	Commercial Real Estate	PPNR	Pre-provision Net Revenue
CVA	Credit Valuation Adjustment	REIT	Real Estate Investment Trust
DTA	Deferred Tax Asset	ROU	Right-of-Use
DTL	Deferred Tax Liability	RULC	Reserve for Unfunded Lending Commitments
EaR	Earnings at Risk	S&P	Standard & Poor's
EPS	Earnings per Share	SBA	U.S. Small Business Administration
EVE	Economic Value of Equity	SBIC	Small Business Investment Company
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	TCBNW	The Commerce Bank Northwest, a division of Zions Bancorporation, National Association
FRB	Federal Reserve Board	U.S.	United States
FTP	Funds Transfer Pricing	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
GAAP	Generally Accepted Accounting Principles	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association
GCF	General Collateral Finance

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
Forward-looking statements are not guarantees and should not be relied upon as representing management’s views as of any subsequent date. Actual results and outcomes may differ materially from those expressed or implied. Factors that could cause such differences include, but are not limited to:
•Changes in the quality, composition, and concentrations of our loan and investment securities portfolios;
•Changes in economic, political, and market conditions nationally and within our key markets in the Western United States, including changes in interest rates, inflation, monetary policy, fiscal, trade, and tax policies, government actions, and other macroeconomic factors that affect our financial results, customer activity, credit demand, and borrower performance;
•Changes in deposit levels and composition, access to wholesale funding, and the availability and cost of liquidity sources;
•Changes in our credit ratings;
•Competition from traditional and nonbank financial service providers, including credit unions, financial technology companies (“fintechs”), private credit funds, special-purpose charters, and other new and evolving industry participants;
•Our ability to execute strategic initiatives, manage expenses, attract and retain talent, and achieve our business objectives;
•Geopolitical developments, including wars, global conflicts, and environmental or catastrophic events, such as fires, natural disasters, pandemics, and other disruptions that may affect our operations and customers;
•Increased demand for and risks associated with the adoption and integration of emerging technologies and products, including tokenized deposits, stablecoins, blockchain, and artificial intelligence (“AI”);
•The occurrence of fraud, theft, or other forms of misconduct perpetrated by external parties, including customers and business partners, or by our own employees;
•Our ability to develop, maintain, and secure resilient technology systems and effective controls to detect and respond to fraud, cybersecurity threats, data breaches, and other operational disruptions, including increasingly sophisticated AI-enabled attacks;
•Our ability to effectively oversee third party providers and mitigate risks arising from supplier performance failures, cybersecurity incidents, technology disruptions, data breaches, or other operational deficiencies;

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•Changes in accounting standards, asset valuations and impairments, and our ability to access capital and funding markets on favorable terms;
•The impact of existing and proposed laws and regulations, supervisory expectations, and the outcome of legal or regulatory proceedings;
•Adverse developments affecting the banking industry that may negatively impact depositor, investor, or market confidence and public opinion; and
•Other assumptions, risks, and uncertainties described in this quarterly report and our other SEC filings.
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
RESULTS OF OPERATIONS
Comparisons discussed below are based on the current quarter relative to the same prior year period, unless otherwise noted. Explanations for changes in the current year-to-date period compared with the same prior year period are generally consistent with the quarter-to-date discussion, unless otherwise indicated. Growth rates of 100% or greater are considered not meaningful (“NM”), as they typically reflect a low starting point.
Second Quarter 2026 Financial Performance

Net Earnings Applicable to Common Shareholders (in millions)	Diluted EPS	Adjusted PPNR (in millions) [1]	Efficiency Ratio [1]
1 For information on non-GAAP financial measures, see page 39.
Executive Summary
Our financial performance in the second quarter of 2026 reflected meaningful year-over-year improvement in net earnings applicable to common shareholders, diluted earnings per share (“EPS”), and adjusted pre-provision net revenue (“PPNR”). Diluted EPS increased to $3.05 from $1.63 in the second quarter of 2025, primarily driven by continued growth in noninterest income, including two notable gains, as well as higher net interest income.
Noninterest income benefited from $252 million of pre-tax net gains, which contributed approximately $1.31 per diluted share (after-tax) and resulted in reported diluted EPS of $3.05. These gains included a $215 million gain from the sale of Visa Class B-1 shares and $37 million of net unrealized gains from Small Business Investment Company (“SBIC”) investments.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
In the prior year quarter, noninterest income included $9 million of net unrealized gains from SBIC investments, which contributed approximately $0.05 per diluted share (after-tax) and resulted in reported diluted EPS of $1.63. These favorable items were partially offset by higher noninterest expense. The efficiency ratio remained stable at 62.2%, unchanged from the prior year quarter, and improved from 65.0% in the preceding quarter.
•Net interest income increased $29 million, or 4%, compared with the prior year period, primarily driven by lower funding costs. This growth also benefited from an improved mix of average interest-earning assets, reflecting growth in higher-yielding loans and a decline in lower-yielding investment securities. As a result, the net interest margin increased to 3.27%, up from 3.17% in the prior year period, and remained unchanged from the previous quarter.
◦Average interest-earning assets increased $788 million, or 1%, compared with the prior year period. This was driven by a $1.4 billion increase in average loans and leases, partially offset by a $708 million decline in average investment securities.
◦Average interest-bearing liabilities declined $2.1 billion, or 4%, compared with the prior year period. This decline was primarily attributable to a $2.7 billion reduction in average borrowed funds, largely reflecting lower short-term borrowings. The decrease was partially offset by an increase in average long-term debt, resulting from senior note issuances over the past year, as well as a $571 million increase in average interest-bearing deposits.
•The provision for credit losses was $3 million, compared with negative $1 million in the prior year period.
•Customer-related noninterest income increased $18 million, or 11%, reflecting broad-based growth across multiple revenue streams. This increase was largely due to higher capital markets fees and income, as well as growth in loan-related fees and income and commercial account fees.
•Noncustomer-related noninterest income increased $252 million, primarily driven by the aforementioned notable gains.
•Noninterest expense increased $24 million, or 5%, primarily due to higher professional and legal services expense, increased salary and employee benefit costs reflecting higher incentive compensation, and increased technology, telecom, and information processing expenses. Additional increases in credit-related and occupancy and equipment costs were partially offset by a decline in deposit insurance and regulatory expense, reflecting a lower Federal Deposit Insurance Corporation (“FDIC”) special assessment estimate and higher prior-year costs.
•Total loans and leases increased $1.7 billion, or 3%, resulting from growth in the commercial and industrial portfolio and the term commercial real estate portfolio.
◦Net loan and lease charge-offs totaled $9 million, or 0.06% of average loans and leases annualized, compared with $10 million, or 0.07%, in the prior year quarter.
◦Nonperforming assets totaled $298 million, or 0.48% of total loans and leases and other real estate owned, compared with $313 million, or 0.51%. The decrease was primarily attributable to improvement in the term commercial real estate loan portfolio. Classified loans totaled $2.3 billion, or 3.72% of total loans and leases, compared with $2.7 billion, or 4.43%, in the prior year quarter.
•Total deposits increased $2.8 billion, or 4%, compared with the prior year quarter, primarily driven by a $2.0 billion increase in interest-bearing deposits, largely reflecting the impact of focused deposit growth initiatives. Customer deposits, excluding brokered deposits, totaled $72.7 billion, compared with $69.9 billion.
•Total borrowed funds decreased $3.6 billion, or 53%, compared with the prior year quarter, primarily reflecting a $4.6 billion reduction in short-term borrowings, driven by a decrease in short-term Federal Home Loan Bank (“FHLB”) advances. This decline was partially offset by increases in federal funds purchased, security repurchase agreements, and $1.0 billion of senior notes issued over the past year.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
On July 31, 2026, we completed our previously disclosed acquisition of Basis Multifamily Finance I, LLC, the agency lending platform and subsidiary of Basis Investment Group. The acquisition includes the platform’s experienced team, capabilities, and associated mortgage servicing rights. This transaction expands our product suite through participation in the Fannie Mae DUS® program and the Freddie Mac Optigo® Conventional and Small Balance Loan programs, enhancing our ability to meet the financing needs of multifamily owners, operators, and developers nationwide, and further strengthens our commercial real estate and capital markets businesses.
Net Interest Income and Net Interest Margin
NET INTEREST INCOME AND NET INTEREST MARGIN

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2026	2025			2026	2025

Interest and fees on loans [1]	$859	$875	$(16)	(2)%	$1,700	$1,725	$(25)	(1)%
Interest on money market investments	43	50	(7)	(14)	82	103	(21)	(20)
Interest on securities	117	126	(9)	(7)	233	251	(18)	(7)
Total interest income	1,019	1,051	(32)	(3)	2,015	2,079	(64)	(3)
Interest on deposits	281	312	(31)	(10)	556	638	(82)	(13)
Interest on short- and long-term borrowings	61	91	(30)	(33)	120	169	(49)	(29)
Total interest expense	342	403	(61)	(15)	676	807	(131)	(16)
Net interest income	$677	$648	$29	4	$1,339	$1,272	$67	5

Average interest-earning assets	$84,354	$83,566	$788	1%	$83,874	$83,286	$588	1%
Average interest-bearing liabilities	$55,179	$57,305	$(2,126)	(4)	$54,854	$57,313	$(2,459)	(4)
			bps				bps
Net interest margin [2]	3.27%	3.17%	10		3.27%	3.14%	13
1 Includes interest income recoveries of less than $1 million and $2 million for the three months ended, and $1 million and $6 million for the six months ended June 30, 2026, and 2025, respectively.
2 Taxable-equivalent rates used where applicable.
Net interest income accounted for 60% of net revenue (defined as the sum of net interest income and noninterest income) in the second quarter of 2026, compared with 77% in the second quarter of 2025. The decline primarily reflects the impact of previously noted pre-tax net gains.
Net interest income increased $29 million, or 4%, compared with the prior year period, primarily driven by lower funding costs. This growth was further supported by an improved mix of average interest-earning assets, reflecting growth in higher-yielding loans and a reduction in lower-yielding investment securities. As a result, the net interest margin increased to 3.27%, up from 3.17% in the prior year period, and was unchanged from the previous quarter.
Yields on Interest-earning Assets
The following chart presents the changes in yields on average interest-earning assets:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The yield on average interest-earning assets, net of hedging activity, declined 21 basis points (“bps”) in the second quarter of 2026, compared with the prior year period, reflecting the impact of lower interest rates. The net yield on average loans and leases decreased 25 bps, while the net yield on average investment securities declined 12 bps. Additionally, the yield on average money market investments decreased 65 bps, as the short-term nature of these assets resulted in quicker repricing in the declining interest rate environment.
Rates Paid on Interest-bearing Liabilities
The following chart presents the changes in rates paid on average interest-bearing liabilities:
The total cost of deposits declined 20 bps, while the average rate paid on total deposits and interest-bearing liabilities decreased 28 bps during the second quarter of 2026, compared with the prior year period, reflecting the lower interest rate environment. Rates paid on interest-bearing deposits declined 27 bps, while rates paid on total borrowed funds increased 13 bps.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Interest-earning Assets
Average interest-earning assets increased $788 million, or 1%, compared with the prior year period. This was driven by a $1.4 billion increase in average loans and leases, partially offset by a $708 million decline in average investment securities.
Average loans and leases increased $1.4 billion, or 2%, to $61.9 billion, primarily due to growth in average commercial loans.
Average investment securities decreased $708 million, or 4%, to $17.7 billion, primarily due to principal reductions, net of reinvestments. The ongoing runoff of lower-yielding securities improved the earning asset mix and was a meaningful contributor to year-over-year net interest margin expansion.
Interest-bearing Liabilities
Average interest-bearing liabilities decreased $2.1 billion, or 4%, from the prior year quarter, reflecting lower average borrowed funds, partially offset by increases in average long-term debt and interest-bearing deposits.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average deposits increased $2.0 billion, or 3%, to $76.2 billion. Average noninterest-bearing deposits grew $1.4 billion, or 6%, primarily reflecting the migration of a consumer interest-bearing product into a new noninterest-bearing offering. As a result, noninterest-bearing deposits represented 34% of total deposits during the quarter, compared with 33% in the same prior year period. Average interest-bearing deposits increased $571 million, or 1%, largely driven by focused deposit growth initiatives.
Average borrowed funds decreased $2.7 billion, or 35%, to $5.1 billion, primarily due to a $3.7 billion, or 54%, reduction in average short-term borrowings. This decrease was partially offset by a $991 million, or 103%, increase in average long-term debt, reflecting the issuance of $500 million of 4.48% Fixed-to-Floating Senior Notes in February 2026 and $500 million of 4.70% Fixed-to-Floating Senior Notes in August 2025.
For more information regarding our investment securities portfolio and borrowed funds, as well as our approach to managing liquidity risk, refer to the “Investment Securities Portfolio” section on page 17 and the “Liquidity Risk Management” section on page 34. For a further discussion of the impacts of market rates on net interest income and our interest rate risk management practices, see the “Interest Rate and Market Risk Management” section on page 32.
Average Balance Sheets, Yields, and Rates
The following schedule summarizes the average balances, the amount of interest earned or paid, and the applicable yields for interest-earning assets and the costs of interest-bearing liabilities.
Effective in the first quarter of 2026, we changed our accounting policy to present qualifying derivative assets and liabilities, along with the associated rights to reclaim or obligations to return cash collateral, on a net basis for all eligible arrangements rather than on a gross basis. The average balance of other short-term borrowings is presented net of derivative cash collateral received of $429 million and $327 million for the three and six months ended June 30, 2026, respectively, while the related interest expense is recorded on a gross basis. As a result, the calculated yield on this line item increased by approximately 66 bps and 47 bps for the three and six months ended June 30, 2026, respectively. There was no impact on average balances from such netting for the three and six months ended June 30, 2025.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS, AND RATES

(Unaudited)	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(Dollar amounts in millions)	Average balance	Interest	Yield/ Rate [1]	Average balance	Interest	Yield/ Rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$1,939	$19	4.03%	$1,543	$17	4.50%
Federal funds sold and securities purchased under agreements to resell	2,368	24	4.03	2,757	33	4.77
Total money market investments	4,307	43	4.03	4,300	50	4.68
Trading securities	273	3	4.84	244	3	4.77
Investment securities:
Available-for-sale	9,181	69	3.02	9,093	73	3.27
Held-to-maturity	8,555	47	2.19	9,351	52	2.22
Total investment securities	17,736	116	2.62	18,444	125	2.74
Loans held for sale	180	3	NM	118	1	NM
Loans and leases, net of unearned income and fees
Commercial	32,230	453	5.64	31,383	461	5.89
Commercial real estate	13,839	212	6.14	13,612	226	6.64
Consumer	15,789	200	5.10	15,465	198	5.14
Total loans and leases	61,858	865	5.61	60,460	885	5.86
Total interest-earning assets	84,354	1,030	4.90	83,566	1,064	5.11
Cash and due from banks	671			703
Allowance for credit losses on loans and debt securities	(665)			(694)
Goodwill and intangibles	1,088			1,097
Other assets	4,817			5,313
Total assets	$90,265			$89,985
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$40,452	$200	1.99%	$38,877	$208	2.15%
Time	9,655	81	3.36	10,659	104	3.90
Total interest-bearing deposits	50,107	281	2.25	49,536	312	2.52
Borrowed funds:
Federal funds and security repurchase agreements	585	5	3.66	1,463	15	4.36
Other short-term borrowings [2]	2,530	29	4.57	5,340	60	4.48
Long-term debt	1,957	27	5.52	966	16	6.41
Total borrowed funds	5,072	61	4.83	7,769	91	4.70
Total interest-bearing liabilities	55,179	342	2.49	57,305	403	2.82
Noninterest-bearing demand deposits	26,131			24,730
Other liabilities	1,432			1,527
Total liabilities	82,742			83,562
Shareholders’ equity:
Preferred equity	66			66
Common equity	7,457			6,357
Total shareholders’ equity	7,523			6,423
Total liabilities and shareholders’ equity	$90,265			$89,985
Spread on average interest-bearing funds			2.41%			2.29%
Net impact of noninterest-bearing sources of funds			0.86%			0.88%
Net interest margin		$688	3.27%		$661	3.17%
Memo: total cost of deposits	$76,238	281	1.48%	$74,266	312	1.68%
Memo: total deposits and interest-bearing liabilities	$81,310	342	1.69%	$82,035	403	1.97%
1 Taxable-equivalent rates used where applicable.
2 Derivative netting increased the calculated yield by approximately 66 bps for the three months ended June 30, 2026; there was no comparable impact in 2025. See discussion above for more information.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(Unaudited)	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(Dollar amounts in millions)	Average balance	Interest	Yield/ Rate [1]	Average balance	Interest	Yield/ Rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$1,906	$37	3.91%	$1,587	$36	4.55%
Federal funds sold and securities purchased under agreements to resell	2,274	45	4.06	2,863	67	4.74
Total money market investments	4,180	82	3.99	4,450	103	4.67
Trading securities	165	4	4.77	135	3	4.70
Investment securities:
Available-for-sale	9,207	138	3.02	9,097	147	3.27
Held-to-maturity	8,656	94	2.21	9,453	105	2.24
Total investment securities	17,863	232	2.62	18,550	252	2.74
Loans held for sale	171	6	NM	101	2	NM
Loans and leases, net of unearned income and fees
Commercial	32,011	895	5.64	31,209	909	5.87
Commercial real estate	13,687	418	6.16	13,585	446	6.62
Consumer	15,797	400	5.11	15,256	388	5.13
Total loans and leases	61,495	1,713	5.62	60,050	1,743	5.85
Total interest-earning assets	83,874	2,037	4.90	83,286	2,103	5.09
Cash and due from banks	708			704
Allowance for credit losses on loans and debt securities	(671)			(693)
Goodwill and intangibles	1,089			1,075
Other assets	4,871			5,344
Total assets	$89,871			$89,716
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$40,000	$391	1.97%	$39,259	$421	2.16%
Time	9,690	165	3.43	10,840	217	4.03
Total interest-bearing deposits	49,690	556	2.26	50,099	638	2.57
Borrowed funds:
Federal funds and security repurchase agreements	586	10	3.63	1,591	34	4.36
Other short-term borrowings [2]	2,722	59	4.37	4,662	104	4.50
Long-term debt	1,856	51	5.54	961	31	6.39
Total borrowed funds	5,164	120	4.71	7,214	169	4.72
Total interest-bearing liabilities	54,854	676	2.49	57,313	807	2.84
Noninterest-bearing demand deposits	26,161			24,491
Other liabilities	1,464			1,576
Total liabilities	82,479			83,380
Shareholders’ equity:
Preferred equity	66			66
Common equity	7,326			6,270
Total shareholders’ equity	7,392			6,336
Total liabilities and shareholders’ equity	$89,871			$89,716
Spread on average interest-bearing funds			2.41%			2.25%
Net impact of noninterest-bearing sources of funds			0.86%			0.89%
Net interest margin		$1,361	3.27%		$1,296	3.14%
Memo: total cost of deposits	$75,851	556	1.48%	$74,590	638	1.72%
Memo: total deposits and interest-bearing liabilities	$81,015	676	1.68%	$81,804	807	1.98%
1 Taxable-equivalent rates used where applicable.
2 Derivative netting increased the calculated yield by approximately 47 bps for the six months ended June 30, 2026; there was no comparable impact in 2025. See discussion above for more information.

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
The ACL was $707 million at June 30, 2026, compared with $732 million at June 30, 2025. The year-over-year decrease in the ACL primarily reflects changes in loan portfolio composition and lower reserves associated with commercial real estate (“CRE”) portfolio-specific risks, partially offset by more adverse economic forecasts and increased lending activity. The ratio of ACL to total loans and leases was 1.13% at June 30, 2026, compared with 1.20% at June 30, 2025.
The following schedule illustrates the primary drivers of changes in the ACL compared with the prior year period:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Our ACL estimate is derived using econometric loss models that incorporate multiple economic scenarios, including optimistic, baseline, and stressed conditions. These scenarios are weighted to determine the overall credit loss estimate, and management may adjust the weightings based on its assessment of current economic conditions and reasonable and supportable forecasts. The previous schedule summarizes the key drivers of the year-over-year change in the ACL, reflecting the combined effect of economic forecasts, credit quality trends and portfolio-specific risks, and portfolio composition.
The second bar reflects the impact of changes in economic forecasts and current economic conditions, incorporating management’s judgment in determining the scenario weightings for the current period. These changes resulted in a $30 million increase in the ACL compared with the prior year, primarily driven by the increased weighting assigned to more adverse economic scenarios.
The third bar captures changes in credit quality factors, including risk grade migration, portfolio-specific risks, and specific reserves on loans. Collectively, these factors contributed to a $20 million decrease in the ACL, largely driven by reduced CRE portfolio-specific risks.
The fourth bar represents the effect of changes in the composition of the loan portfolio, including shifts in loan balances and mix, the aging of the portfolio, and other qualitative risk factors. These changes resulted in a $35 million decrease in the ACL, largely driven by changes in the loan portfolio mix, partially offset by $1.7 billion in period-end loan growth.
The provision for credit losses, which includes both the provision for loan and lease losses and the provision for unfunded lending commitments, was $3 million in the second quarter of 2026, compared with negative $1 million in the second quarter of 2025. The provision for securities losses was less than $1 million during both the second quarters of 2026 and 2025.
For more information regarding the methodology used to determine the appropriate levels of the ALLL and RULC, see “Credit Risk Management” on page 21 and Note 6 in our 2025 Form 10-K.
Noninterest Income
Noninterest income is comprised of revenue generated from products and services that typically do not bear an associated interest rate or yield. It is categorized as either customer-related or noncustomer-related. Customer-related noninterest income excludes items such as securities gains and losses, dividends, and insurance-related income.
Noninterest income accounted for 40% of total net revenue (defined as the sum of net interest income and noninterest income) in the second quarter of 2026, compared with 23% in the second quarter of 2025. Noninterest income increased $270 million, or 142%, from the prior year period, primarily driven by the previously discussed pre-tax net gains.
The following schedule presents a comparison of the major components of noninterest income:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NONINTEREST INCOME

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2026	2025			2026	2025

Commercial account fees	$49	$46	$3	7%	$97	$91	$6	7%
Card fees	24	24	—	—	46	47	(1)	(2)
Retail and business banking fees	20	19	1	5	40	36	4	11
Loan-related fees and income	22	19	3	16	45	36	9	25
Capital markets fees and income	36	28	8	29	64	55	9	16
Wealth management fees	15	14	1	7	31	29	2	7
Other customer-related fees	16	14	2	14	31	28	3	11
Customer-related noninterest income	182	164	18	11	354	322	32	10
Dividends and other income	9	12	(3)	(25)	21	19	2	11
Securities gains (losses), net	269	14	255	NM	272	20	252	NM
Noncustomer-related noninterest income	278	26	252	NM	293	39	254	NM
Total noninterest income	$460	$190	$270	NM	$647	$361	$286	79
Adjusted customer-related noninterest income [1]	$181	$164	$17	10%	$355	$322	$33	10%
1 Net of credit valuation adjustment (“CVA”). For information on non-GAAP financial measures, see page 39.
Customer-related Noninterest Income
Customer-related noninterest income increased $18 million, or 11%, compared with the prior year period, reflecting broad-based growth across nearly all revenue streams. Capital markets fees and income increased $8 million, largely attributable to higher real estate capital markets activity and increased investment banking advisory fees. Loan-related fees and income increased $3 million, supported by higher residential mortgage loan sales activity, while the $3 million increase in commercial account fees was mainly due to growth in account analysis fees.
Noncustomer-related Noninterest Income
Noncustomer-related noninterest income increased $252 million, compared with the prior year period, primarily driven by a $215 million gain on the sale of Class B-1 shares of Visa, Inc., as well as $44 million in unrealized gains within the SBIC investment portfolio. In the prior year period, we recognized an $11 million unrealized gain related to the successful completion of the initial public offering of one of our SBIC investments.
Noninterest Expense
The following schedule presents a comparison of the major components of noninterest expense:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NONINTEREST EXPENSE

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2026	2025			2026	2025

Salaries and employee benefits	$344	$336	$8	2%	$705	$678	$27	4%
Technology, telecom, and information processing	72	65	7	11	146	135	11	8
Occupancy and equipment, net	44	40	4	10	85	81	4	5
Professional and legal services	22	13	9	69	42	26	16	62
Marketing and business development	14	12	2	17	27	23	4	17
Deposit insurance and regulatory expense	7	20	(13)	(65)	22	42	(20)	(48)
Credit-related expense	10	6	4	67	15	12	3	25
Other real estate expense, net	1	—	1	NM	1	—	1	NM
Other	37	35	2	6	70	68	2	3
Total noninterest expense	$551	$527	$24	5	$1,113	$1,065	$48	5
Adjusted noninterest expense (non-GAAP)	$546	$521	$25	5%	$1,104	$1,054	$50	5%
Noninterest expense increased $24 million, or 5%, compared with the prior year quarter. Professional and legal services expense increased $9 million, primarily reflecting higher outsourced services and technology consulting costs. Salaries and employee benefits expense increased $8 million, largely due to higher incentive compensation accruals aligned with improved profitability, as well as increased employee benefits costs.
Technology, telecom, and information processing expense increased $7 million, driven by higher application software, licensing, and maintenance costs. Credit-related expense rose $4 million, primarily due to increased loan-related legal costs, while occupancy and equipment expense increased $4 million, mainly reflecting higher rental and building maintenance costs. Other noninterest expense increased $2 million, largely due to a higher success fee accrual associated with SBIC investments and higher legal reserves in the prior year quarter, partially offset by reductions in other miscellaneous expenses.
These increases were partially offset by a $13 million decline in deposit insurance and regulatory expense, driven by a $6 million decrease from an updated estimate of the FDIC special assessment, as well as higher FDIC assessment costs in the prior year quarter associated with the level of classified loans.
Adjusted noninterest expense increased $25 million, or 5%, primarily due to the same factors discussed above. The efficiency ratio remained stable at 62.2%, consistent with the prior year quarter, and improved from 65.0% in the preceding quarter. For more information regarding non-GAAP financial measures, see page 39.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the composition of our technology spend:
TECHNOLOGY SPEND

	Three Months Ended June 30,		Amount change	Percent change	Six Months Ended June 30,		Amount change	Percent change
(Dollar amounts in millions)	2026	2025			2026	2025

Technology, telecom, and information processing expense	$72	$65	$7	11%	$146	$135	$11	8%
Less: related amortization and depreciation	(18)	(19)	1	(5)	(37)	(38)	1	(3)
Other technology-related expense	67	62	5	8	132	122	10	8
Capitalized technology investments	10	17	(7)	(41)	25	29	(4)	(14)
Total technology spend	$131	$125	$6	5	$266	$248	$18	7
Total technology spend increased $6 million, or 5%, compared with the prior year quarter. The increase was primarily due to higher technology, telecom, and information processing expenses, reflecting previously noted increases in application software, licensing, and maintenance costs, as well as higher technology-related expense associated with expanded professional and outsourced technology services. These increases were partially offset by a decline in capitalized technology investments, primarily due to higher investment levels in the prior year.
Income Taxes
The following schedule summarizes the income tax expense and effective tax rates for the periods presented:
INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollar amounts in millions)	2026	2025	2026	2025

Income before income taxes	$583	$312	$877	$551
Income tax expense	130	68	191	137
Effective tax rate	22.3%	21.8%	21.8%	24.9%
The effective tax rate was 22.3% and 21.8% for the three months ended June 30, 2026 and 2025, respectively, and 21.8% and 24.9% for the six months ended June 30, 2026 and 2025, respectively. The year-over-year decrease in the six-month rate was primarily due to Utah tax legislation enacted in the first quarter of 2025, which required remeasurement of the net deferred tax asset (“DTA”) and resulted in additional tax expense in the prior year period.
For more information about the factors affecting our effective tax rates, as well as details on deferred income tax assets and liabilities, see Note 11 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Investment Securities Portfolio
Investment securities are classified as either available-for-sale (“AFS”) or held-to-maturity (“HTM”), and are primarily used to provide balance sheet liquidity. The portfolio largely consists of securities that can be readily converted to cash or used to generate liquidity through secured borrowing agreements, without the need to sell the securities. Our investment securities portfolio also helps to balance the inherent interest rate mismatch between loans and deposits, thereby helping to preserve the economic value of shareholders’ equity. The estimated deposit duration at June 30, 2026 was assumed to be longer than the loan duration (including swaps). At June 30, 2026, the investment securities portfolio had an estimated duration of 3.6 years, compared with 3.8 years at December 31, 2025. The duration, which measures price sensitivity to changes in interest rates, declined modestly during the period, primarily reflecting the natural aging of the portfolio.
For more information about our borrowing capacity associated with the investment securities portfolio and our approach to managing liquidity risk, refer to the “Liquidity Risk Management” section on page 34. For more

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
information on fair value measurements and the accounting for our investment securities portfolio, refer to Note 3 and Note 5 of the Notes to Consolidated Financial Statements.
The following schedule presents the major components of our investment securities portfolio:
INVESTMENT SECURITIES PORTFOLIO

	June 30, 2026			December 31, 2025
(In millions)	Par Value	Amortized cost	Fair value	Par Value	Amortized cost	Fair value
Available-for-sale
U.S. Treasury securities	$2,100	$2,097	$1,978	$1,500	$1,500	$1,411
U.S. Government agencies and corporations:
Agency securities	286	282	267	317	313	298
Agency guaranteed mortgage-backed securities	6,834	6,826	5,830	7,213	7,207	6,223
Small Business Administration loan-backed securities	284	301	288	334	355	341
Municipal securities	835	895	851	884	953	909
Other debt securities	25	25	25	25	25	25
Total available-for-sale	10,364	10,426	9,239	10,273	10,353	9,207
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	132	132	128	137	137	134
Agency guaranteed mortgage-backed securities	9,544	8,103	8,079	10,008	8,459	8,545
Municipal securities	242	242	233	271	271	261
Total held-to-maturity	9,918	8,477	8,440	10,416	8,867	8,940
Total investment securities	$20,282	$18,903	$17,679	$20,689	$19,220	$18,147
The amortized cost of total investment securities decreased $317 million, or 2%, from December 31, 2025, primarily due to principal reductions, net of reinvestments. At both June 30, 2026 and December 31, 2025, approximately 6% of the portfolio consisted of floating-rate instruments. At June 30, 2026, we maintained active pay-fixed interest rate swaps with an aggregate notional amount of $4.6 billion that are designated as fair value hedges of fixed-rate AFS securities and effectively convert the fixed interest income on the hedged portion of the securities to a floating rate.
At June 30, 2026, the AFS investment securities portfolio included approximately $62 million in net premium, distributed across various security categories. Taxable-equivalent premium amortization for these investment securities totaled $11 million for the second quarter of 2026, compared with $12 million in the same prior year period.
For more information regarding our investment securities portfolio, swaps, and related unrealized gains and losses, refer to the “Interest Rate Risk Management” section on page 32, the “Capital Management” section on page 36, and Note 5 of the Notes to Consolidated Financial Statements.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents our total investments and extensions of credit to municipalities:
MUNICIPAL INVESTMENTS AND EXTENSIONS OF CREDIT

(In millions)	June 30, 2026	December 31, 2025

Loans and leases	$4,173	$4,294
Unfunded lending commitments	388	384
Available-for-sale securities	851	909
Held-to-maturity securities	242	271
Trading securities	319	64
Total	$5,973	$5,922
Our municipal loans and securities are primarily concentrated within our geographic footprint. Municipal securities are internally risk-graded using methodologies consistent with those applied to loans, with risk-grading frameworks tailored to the size and characteristics of the underlying credit exposure. Internal risk ratings—Pass, Special Mention, and Substandard—align with regulatory risk classifications. At June 30, 2026, all municipal securities were classified as Pass.
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
Loan and Lease Portfolio
We offer a wide range of lending products to commercial customers, primarily small- and medium-sized businesses, as well as other products secured by CRE. Additionally, we provide various retail banking products and services to consumers and small businesses. The following schedule presents the composition of our loan and lease portfolio:
LOAN AND LEASE PORTFOLIO

	June 30, 2026		December 31, 2025
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$19,131	30.6%	$18,111	29.7%
Owner-occupied	9,336	14.9	9,274	15.2
Municipal	4,173	6.7	4,294	7.1
Total commercial	32,640	52.2	31,679	52.0
Commercial real estate:
Term	11,850	19.0	11,234	18.4
Construction and land development	2,213	3.5	2,162	3.6
Total commercial real estate	14,063	22.5	13,396	22.0
Consumer:
1-4 family residential	10,293	16.5	10,462	17.2
Home equity credit line	4,077	6.5	3,950	6.5
Construction and other consumer real estate	757	1.2	782	1.3
Bankcard and other revolving plans	537	0.9	515	0.8
Other	114	0.2	116	0.2
Total consumer	15,778	25.3	15,825	26.0
Total loans and leases	$62,481	100.0%	$60,900	100.0%
For the first six months of 2026, loans and leases increased $1.6 billion, or 3%, to $62.5 billion at June 30, 2026, from $60.9 billion at December 31, 2025, primarily driven by growth in commercial and industrial and term commercial real estate loans. As a result, the ratio of loans and leases to total assets increased to 70% from 69% at December 31, 2025. Commercial and industrial loans remained the largest loan segment, representing 31% of total loans at June 30, 2026, compared with 30% at December 31, 2025.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Other Noninterest-Bearing Investments
Other noninterest-bearing investments consist of equity investments held primarily for capital appreciation, dividends, or to meet certain regulatory requirements. The following schedule presents our related investments.
OTHER NONINTEREST-BEARING INVESTMENTS

(Dollar amounts in millions)	June 30, 2026	December 31, 2025	Amount change	Percent change

Bank-owned life insurance	$579	$573	$6	1%
Federal Home Loan Bank stock	10	100	(90)	(90)
Federal Reserve stock	52	54	(2)	(4)
Farmer Mac stock	33	31	2	6
SBIC investments	330	271	59	22
Other	57	47	10	21
Total other noninterest-bearing investments	$1,061	$1,076	$(15)	(1)
Other noninterest-bearing investments decreased $15 million, or 1%, during the first six months of 2026. The decrease was primarily driven by lower holdings of FHLB stock, reflecting a significant reduction in FHLB borrowings. To maintain borrowing capacity, we are required to hold FHLB stock equal to 4% to 5% of outstanding FHLB borrowings. This decrease was partially offset by growth in the SBIC investment portfolio, primarily resulting from valuation adjustments on related investments.
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
Deposits
Deposits are our primary funding source. The following schedule presents the composition of our deposit portfolio:
DEPOSIT PORTFOLIO

	June 30, 2026		December 31, 2025
(Dollar amounts in millions)	Amount	% of total deposits	Amount	% of total deposits
Deposits by type
Noninterest-bearing demand	$26,233	34.2%	$25,823	34.1%
Interest-bearing:
Savings and money market	40,657	53.1	39,914	52.8
Time	5,783	7.6	6,070	8.0
Brokered	3,935	5.1	3,837	5.1
Total interest-bearing	50,375	65.8	49,821	65.9
Total deposits	$76,608	100.0%	$75,644	100.0%
Customer deposits (excludes brokered deposits)	$72,673		$71,807
Deposit-related metrics
Estimated amount of insured deposits	$42,207	55%	$41,228	55%
Estimated amount of uninsured deposits	34,401	45	34,416	45
Estimated amount of collateralized deposits [1]	2,728	4	3,212	4
Loan-to-deposit ratio	82%		81%
1 Includes both insured and uninsured deposits.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Total deposits increased $1.0 billion, or 1%, from December 31, 2025, reflecting growth in both interest-bearing and noninterest-bearing deposits. Growth in interest-bearing deposits was driven by focused deposit-gathering initiatives, while noninterest-bearing demand deposits increased due to continued growth in more granular depositor balances.
At June 30, 2026, customer deposits, excluding brokered deposits, totaled $72.7 billion, up from $71.8 billion at December 31, 2025. These balances included approximately $6.7 billion and $6.8 billion of reciprocal deposits, respectively.
At June 30, 2026, the estimated amount of uninsured deposits totaled $34.4 billion, or 45% of total deposits, unchanged from December 31, 2025. The loan-to-deposit ratio was 82% at June 30, 2026, compared with 81% at December 31, 2025. For additional information regarding liquidity, including the ratio of available liquidity to uninsured deposits, see “Liquidity Risk Management” on page 34.
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
U.S. Government Agency Guaranteed Loans
We participate in several guaranteed lending programs sponsored by United States (“U.S.”) government agencies, including the U.S. Small Business Administration (“SBA”), Federal Housing Authority, U.S. Department of Veterans Affairs, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At June 30, 2026, approximately $651 million in loans were guaranteed, primarily by the SBA.
The following schedule presents the composition of our U.S. government agency guaranteed loans:
U.S. GOVERNMENT AGENCY GUARANTEED LOANS

	June 30, 2026		December 31, 2025
(Dollar amounts in millions)	Amount	Percent guaranteed	Amount	Percent guaranteed

Commercial	$819	76%	$766	77%
Commercial real estate	33	76	31	71
Consumer	4	100	4	100
Total loans	$856	76	$801	77

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Commercial Lending
The following schedule presents the composition of our commercial lending portfolio:
COMMERCIAL LENDING PORTFOLIO

	June 30, 2026		December 31, 2025
(Dollar amounts in millions)	Amount	% of total commercial loans	Amount	% of total commercial loans	Amount change	Percent change
Commercial:
Commercial and industrial	$19,131	58.6%	$18,111	57.2%	$1,020	5.6%
Owner-occupied	9,336	28.6	9,274	29.3	62	0.7
Municipal	4,173	12.8	4,294	13.5	(121)	(2.8)
Total commercial	$32,640	100.0%	$31,679	100.0%	$961	3.0
1 Effective March 31, 2026, balances previously reported as “Leasing” were reclassified to the “Commercial and industrial” loan segment. Prior period amounts have been reclassified to conform to the current presentation. At June 30, 2026 and December 31, 2025, the leasing portfolio totaled $352 million and $367 million, respectively.
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
The following schedule presents the geographic distribution of our commercial lending portfolio, based on the location of the primary borrower:
COMMERCIAL LENDING BY GEOGRAPHY

	June 30, 2026			December 31, 2025
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Commercial:
Arizona	$2,307	7.1%	$5	$2,338	7.4%	$7
California	6,388	19.6	85	6,351	20.0	68
Colorado	1,682	5.2	3	1,710	5.4	4
Nevada	1,403	4.3	2	1,384	4.4	2
Texas	8,343	25.6	28	7,978	25.2	32
Utah/Idaho	7,013	21.4	19	6,479	20.4	23
Washington/Oregon	1,404	4.3	6	1,425	4.5	8
Other [1]	4,100	12.5	4	4,014	12.7	2
Total commercial	$32,640	100.0%	$152	$31,679	100.0%	$146
1 No other geography exceeded 1.9% and 2.1% for June 30, 2026 and December 31, 2025, respectively.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the industry distribution of our commercial lending portfolio, classified based on the North American Industry Classification System:
COMMERCIAL LENDING BY INDUSTRY

	June 30, 2026			December 31, 2025
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Real estate, rental, and leasing	$3,419	10.5%	$20	$3,321	10.5%	$32
Retail trade	2,863	8.8	12	2,810	8.9	6
Manufacturing	2,788	8.5	31	2,591	8.2	20
Finance and insurance	2,519	7.7	9	2,306	7.3	10
Healthcare and social assistance	2,344	7.2	9	2,342	7.4	7
Wholesale trade	2,322	7.1	1	1,870	5.9	1
Public administration	1,829	5.6	—	2,226	7.0	—
Hospitality and food services	1,703	5.2	7	1,423	4.5	2
Transportation and warehousing	1,598	4.9	4	1,567	4.9	6
Utilities [1]	1,561	4.8	—	1,591	5.0	—
Construction	1,539	4.7	9	1,529	4.8	13
Educational services	1,305	4.0	5	1,187	3.7	—
Other Services (except Public administration)	1,212	3.7	2	1,098	3.5	2
Mining, quarrying, and oil and gas extraction	1,202	3.7	6	1,284	4.1	—
Professional, scientific, and technical services	1,030	3.2	3	1,071	3.4	3
Other [2]	3,406	10.4	34	3,463	10.9	44
Total	$32,640	100.0%	$152	$31,679	100.0%	$146
1 Includes primarily utilities, power, and renewable energy.
2 No other industry group exceeded 2.9% and 3.2% for June 30, 2026 and December 31, 2025, respectively.
As previously noted, our commercial lending portfolio is well-diversified across both geographic regions and industry sectors. Given ongoing investor interest in loans extended to nondepository financial institutions (“NDFIs”), we provided the following information regarding these exposures within our commercial lending portfolio.
Loans to Nondepository Financial Institutions (NDFIs)
NDFIs are financial entities that provide banking-like services but generally do not accept public deposits and are not subject to federal banking regulation. We provide financing to a diversified range of NDFIs, including mortgage and business credit intermediaries, private equity funds, consumer credit intermediaries, insurance companies, investment firms, and other financial intermediaries. These exposures are actively managed through concentration limits, stress testing, compliance monitoring, and ongoing assessments of portfolio quality, liquidity, and capital adequacy. For a more detailed discussion of these NDFIs, see the corresponding section in our 2025 Form 10-K.
At June 30, 2026, loans to NDFIs totaled $2.5 billion, representing 8% of total commercial loans and 4% of total loans, compared with $2.0 billion, or 6% of total commercial loans and 3% of total loans, at December 31, 2025.
The following schedule presents the composition of our NDFI lending portfolio:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NDFI LENDING PORTFOLIO

	June 30, 2026			December 31, 2025
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Mortgage credit intermediaries	$547	21.7%	$9	$352	17.6%	$9
Business credit intermediaries	991	39.4	—	968	48.4	—
Private equity funds	219	8.7	—	121	6.1	—
Consumer credit intermediaries	307	12.2	—	303	15.2	—
Other financial institutions	454	18.0	—	253	12.7	1
Total NDFI portfolio	$2,518	100.0%	$9	$1,997	100.0%	$10
NDFI loan balances increased during the first six months of 2026, primarily due to a second-quarter reclassification of approximately $366 million of commercial loans to the NDFI category based on industry and purpose.
The following schedule presents NDFI credit quality metrics:
NDFI CREDIT QUALITY

(Dollar amounts in millions)	June 30, 2026	December 31, 2025
Credit quality metrics
Criticized loan ratio	1.2%	0.8%
Classified loan ratio	1.2%	0.8%
Nonaccrual loan ratio	0.4%	0.5%
Delinquency ratio	0.4%	—%
Annualized ratio of NDFI net charge-offs[1] to average loans	—%	2.7%
Ratio of allowance for credit losses to NDFI loans, at period end	1.15%	1.03%
1 Ratios are annualized for June 30, 2026, and represent full-year amounts for December 31, 2025. Total NDFI net charge-offs in 2025 included a $50 million charge-off associated with revolving lines of credit extended to two related commercial borrowers to finance the origination and purchase of commercial and residential mortgages.
Commercial Real Estate Lending
The following schedule presents the composition of our CRE lending portfolio:
COMMERCIAL REAL ESTATE LENDING PORTFOLIO

	June 30, 2026		December 31, 2025
(Dollar amounts in millions)	Amount	% of total CRE loans	Amount	% of total CRE loans	Amount change	Percent change
Commercial real estate:
Term	$11,850	84.3%	$11,234	83.9%	$616	5.5%
Construction and land development	2,213	15.7	2,162	16.1	51	2.4
Total commercial real estate	$14,063	100.0%	$13,396	100.0%	$667	5.0
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
At June 30, 2026, the weighted average LTV ratio for our term CRE portfolio was below 60%. For CRE loans, LTV is calculated as the loan amount divided by the most recent appraised value of the underlying collateral. For a more comprehensive discussion of our CRE loan portfolio, see “Commercial Real Estate Loans” in our 2025 Form 10-K. The following schedule presents the geographic distribution of our commercial real estate lending portfolio, based on the location of the primary collateral:
COMMERCIAL REAL ESTATE LENDING BY GEOGRAPHY

	June 30, 2026			December 31, 2025
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans
Commercial real estate:
Arizona	$1,779	12.7%	$—	$1,709	12.8%	$—
California	3,569	25.4	30	3,549	26.5	22
Colorado	794	5.6	—	726	5.4	16
Nevada	1,056	7.5	—	1,016	7.6	—
Texas	2,756	19.6	4	2,566	19.2	5
Utah/Idaho	2,472	17.6	—	2,376	17.7	—
Washington/Oregon	1,189	8.4	—	1,122	8.4	30
Other	448	3.2	—	332	2.4	—
Total commercial real estate	$14,063	100.0%	$34	$13,396	100.0%	$73
The following schedule presents our commercial real estate lending portfolio by the type of collateral:
COMMERCIAL REAL ESTATE LENDING BY COLLATERAL TYPE

	June 30, 2026			December 31, 2025
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans
Commercial property
Multifamily	$4,209	29.9%	$—	$3,994	29.8%	$—
Industrial	3,197	22.7	9	3,045	22.7	—
Retail	1,734	12.3	—	1,586	11.8	—
Office	1,563	11.1	20	1,675	12.5	67
Hospitality	787	5.6	4	678	5.1	5
Land	301	2.2	—	286	2.1	—
Other [1]	1,516	10.8	1	1,436	10.8	—
Residential property [2]
Single family	424	3.0	—	398	3.0	1
Land	127	0.9	—	111	0.8	—
Condo/Townhome	29	0.2	—	29	0.2	—
Other [1]	176	1.3	—	158	1.2	—
Total	$14,063	100.0%	$34	$13,396	100.0%	$73
1 Included in the total amount of the “Other” commercial and residential categories was approximately $255 million and $232 million of unsecured loans at June 30, 2026 and December 31, 2025, respectively.
2 Residential property consists primarily of loans provided to commercial homebuilders for land, lot, and single-family housing developments.
As previously noted, our CRE lending portfolio remains well diversified across both geographic markets and collateral types, with multifamily properties representing the largest concentration. Given ongoing investor interest

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
in multifamily, industrial, and office collateral types, we have provided additional analysis of these segments within our CRE portfolio below. For CRE loans approaching maturity, we generally expect substantially all borrowers to successfully refinance either with the Bank or other lending institutions. This expectation is supported by strong underlying property cash flows, prudent LTV ratios, sufficient borrower equity contributions, and the financial strength and support of guarantors.
Multifamily CRE
At June 30, 2026 and December 31, 2025, our multifamily CRE loan portfolio totaled $4.2 billion and $4.0 billion, respectively, representing 30% of the total CRE loan portfolio at each period end. Approximately 45% of the multifamily CRE loan portfolio is scheduled to mature within the next 12 months.
Subsequent to quarter-end, on July 31, 2026, we completed our previously disclosed acquisition of Basis Multifamily Finance I, LLC, including its team, capabilities, and related mortgage servicing rights. The acquisition expands our multifamily lending capabilities and strengthens our commercial real estate and capital markets businesses. For more information, see “Executive Summary” and the Subsequent Events section in Note 1 of the Notes to Consolidated Financial Statements.
The following schedule presents the composition of our multifamily CRE loan portfolio, along with related credit quality metrics:
MULTIFAMILY CRE LOAN PORTFOLIO

(Dollar amounts in millions)	June 30, 2026	December 31, 2025
Multifamily CRE
Term	$3,513	$3,203
Construction and land development	696	791
Total multifamily CRE	$4,209	$3,994
Credit quality metrics
Criticized loan ratio	16.6%	17.5%
Classified loan ratio	13.4%	15.0%
Nonaccrual loan ratio	—%	—%
Delinquency ratio	0.1%	—%
Annualized ratio of multifamily CRE net charge-offs (recoveries) to average loans	—%	—%
Ratio of allowance for credit losses to multifamily CRE loans, at period end	1.43%	1.50%
Weighted average LTV for multifamily term CRE loans	60%	59%
Industrial CRE
At June 30, 2026 and December 31, 2025, our industrial CRE loan portfolio totaled $3.2 billion and $3.0 billion, respectively, representing 23% of the total CRE loan portfolio at each period end. Approximately 31% of the industrial CRE loan portfolio is scheduled to mature within the next 12 months.
The following schedule presents the composition of our industrial CRE loan portfolio and other related credit quality metrics:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
INDUSTRIAL CRE LOAN PORTFOLIO

(Dollar amounts in millions)	June 30, 2026	December 31, 2025
Industrial CRE
Term	$2,768	$2,720
Construction and land development	429	325
Total industrial CRE	$3,197	$3,045
Credit quality metrics
Criticized loan ratio	10.0%	11.3%
Classified loan ratio	8.3%	10.3%
Nonaccrual loan ratio	0.3%	—%
Delinquency ratio	—%	—%
Annualized ratio of industrial CRE net charge-offs (recoveries) to average loans	0.3%	—%
Ratio of allowance for credit losses to industrial CRE loans, at period end	0.78%	1.48%
Weighted average LTV for industrial term CRE loans	51%	63%
Office CRE
At June 30, 2026 and December 31, 2025, our office CRE loan portfolio totaled $1.6 billion and $1.7 billion, respectively, representing 11% and 13% of the total CRE loan portfolio. Approximately 33% of the office CRE loan portfolio is scheduled to mature within the next 12 months.
The following schedule presents the composition of our office CRE loan portfolio and other related credit quality metrics:
OFFICE CRE LOAN PORTFOLIO

(Dollar amounts in millions)	June 30, 2026	December 31, 2025
Office CRE
Term	$1,536	$1,655
Construction and land development	27	20
Total office CRE	$1,563	$1,675
Credit quality metrics
Criticized loan ratio	7.9%	9.4%
Classified loan ratio	7.2%	9.3%
Nonaccrual loan ratio	1.3%	4.0%
Delinquency ratio	0.1%	1.1%
Annualized ratio of office CRE net charge-offs (recoveries) to average loans	(0.2)%	0.1%
Ratio of allowance for credit losses to office CRE loans, at period end	2.75%	2.93%
Weighted average LTV for office term CRE loans	57%	57%

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Consumer Lending
The following schedule presents the composition of our consumer lending portfolio:
CONSUMER LENDING PORTFOLIO

	June 30, 2026		December 31, 2025
(Dollar amounts in millions)	Amount	% of total consumer loans	Amount	% of total consumer loans	Amount change	Percent change
Consumer:
1-4 family residential	$10,293	65.2%	$10,462	66.1%	$(169)	(1.6)%
Home equity credit line	4,077	25.8	3,950	25.0	127	3.2
Construction and other consumer real estate	757	4.8	782	4.9	(25)	(3.2)
Bankcard and other revolving plans	537	3.4	515	3.3	22	4.3
Other	114	0.8	116	0.7	(2)	(1.7)
Total consumer	$15,778	100.0%	$15,825	100.0%	$(47)	(0.3)
The following schedule presents the geographic distribution of our consumer lending portfolio, based on the location of the primary borrower:
CONSUMER LENDING BY GEOGRAPHY

	June 30, 2026			December 31, 2025
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans
Consumer
Arizona	$1,442	9.2%	$7	$1,439	9.1%	$7
California	3,740	23.7	20	3,683	23.3	15
Colorado	1,374	8.7	13	1,396	8.8	12
Nevada	1,340	8.5	14	1,344	8.5	12
Texas	3,600	22.8	28	3,658	23.1	25
Utah/Idaho	3,488	22.1	19	3,521	22.3	19
Washington/Oregon	321	2.0	3	320	2.0	3
Other	473	3.0	2	464	2.9	3
Total consumer	$15,778	100.0%	$106	$15,825	100.0%	$96
1-4 Family Residential Mortgages
We originate first-lien residential home mortgage loans considered to be of prime quality. At June 30, 2026, our 1-4 family residential mortgage loan portfolio totaled $10.3 billion, representing 65% of our total consumer loan portfolio, compared with $10.5 billion, or 66%, at December 31, 2025.
At both June 30, 2026 and December 31, 2025, approximately 89% of the portfolio consisted of variable-rate loans. During the second quarter of 2026, we sold approximately $350 million of residential mortgage loans, including both fixed- and variable-rate loans, through a combination of recurring flow sales and portfolio transactions. In connection with these sales, we provided customary representations and warranties regarding compliance with specified underwriting standards and collateral documentation requirements.
Home Equity Credit Lines
We also originate home equity credit lines (“HECLs”). At June 30, 2026 and December 31, 2025, our HECL portfolio totaled $4.1 billion and $4.0 billion, respectively. Approximately 34% of the portfolio was secured by first liens at each date. Since December 31, 2025, there have been no material changes in the portfolio's credit quality, underwriting standards, composition, or overall risk characteristics.
For additional information regarding our HECL portfolio, including underwriting standards, collateral characteristics, and credit quality, see “Home Equity Credit Lines” in our 2025 Form 10-K as well as Note 6 of the Notes to Consolidated Financial Statements.

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
Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned (“OREO”), or foreclosed properties. The following schedule presents the composition of our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	June 30, 2026	December 31, 2025

Nonaccrual loans [1]	$292	$315
Other real estate owned [2]	6	5
Total nonperforming assets	$298	$320
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned [2]	0.48%	0.52%
Accruing loans past due 90 days or more	$3	$5
Ratio of accruing loans past due 90 days or more to loans and leases [1]	—%	0.01%
Nonaccrual loans[1] and accruing loans past due 90 days or more	$295	$320
Ratio of nonperforming assets[1] and accruing loans past due 90 days or more to loans and leases[1] and other real estate owned [2]	0.48%	0.53%
Accruing loans past due 30-89 days	$91	$96
Classified loans	$2,327	$2,380
Ratio of classified loans to total loans and leases	3.72%	3.91%
Ratio of nonaccrual loans[1] current as to principal and interest payments	57.5%	56.8%
1 Includes loans held for sale.
2 Does not include banking premises held for sale.
Nonperforming assets totaled $298 million, or 0.48% of total loans and leases and other real estate owned at June 30, 2026, compared with $320 million, or 0.52%, at December 31, 2025. Nonperforming assets decreased primarily within the term CRE loan portfolio. For more information about nonaccrual loans, see Note 6 of the Notes to Consolidated Financial Statements.
Classified Loans
Classified loans are considered loans with well-defined weaknesses and are assigned using our internal risk grade definitions of substandard and doubtful, which are consistent with regulatory risk classifications. The following schedule presents our classified loans by loan segment:
CLASSIFIED LOANS

(Dollar amounts in millions)	June 30, 2026	December 31, 2025

Commercial	$1,109	$1,063
Commercial real estate	1,101	1,205
Consumer	117	112
Total classified loans	$2,327	$2,380
Ratio of classified loans to total loans and leases	3.72%	3.91%
Classified loans totaled $2.3 billion, or 3.72% of total loans and leases, at June 30, 2026, compared with $2.4 billion, or 3.91%, at December 31, 2025. The decline was primarily driven by reductions in classified CRE exposures, largely attributable to loan payoffs. The loss content of our CRE loan portfolio continues to be mitigated by disciplined underwriting, supported by substantial borrower equity and guarantor support. As a result, our CRE credit performance remains strong, with low levels of nonperforming assets and net charge-offs.

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
During the first six months of 2026, the qualitative component of the ACL declined, primarily reflecting the impact of loss model enhancements and reduced qualitative reserves within the CRE portfolio. These decreases were partially offset by higher qualitative reserves in certain C&I portfolios.
For additional information on the ACL and credit trends by portfolio segment, see “The Allowance and Provision for Credit Losses” section on page 13 and Note 6 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the components of the ACL and credit-related balances and metrics:
ACL AND CREDIT-RELATED BALANCES AND METRICS

(Dollar amounts in millions)	Six Months Ended June 30, 2026	Twelve Months Ended December 31, 2025	Six Months Ended June 30, 2025

Loans and leases outstanding	$62,481	$60,900	$60,813
Average loans and leases outstanding:
Commercial	32,011	31,389	31,209
Commercial real estate	13,687	13,562	13,585
Consumer	15,797	15,470	15,256
Total average loans and leases outstanding	$61,495	$60,421	$60,050
Allowance for loan and lease losses:
Balance at beginning of period	$678	$696	$696
Provision for loan losses	(3)	71	17
Charge-offs:
Commercial	15	103	19
Commercial real estate	3	4	—
Consumer	7	15	5
Total	25	122	24
Recoveries:
Commercial	9	24	7
Commercial real estate	1	4	—
Consumer	2	5	1
Total	12	33	8
Net loan and lease charge-offs	13	89	16
Balance at end of period	$662	$678	$697
Reserve for unfunded lending commitments:
Balance at beginning of period	$46	$45	$45
Provision for unfunded lending commitments	(1)	1	1
Balance at end of period	$45	$46	$46
Total allowance for credit losses:
Allowance for loan and lease losses	$662	$678	$697
Reserve for unfunded lending commitments	45	46	46
Total allowance for credit losses	$707	$724	$743

Ratio of allowance for credit losses to net loans and leases, at period end	1.13%	1.19%	1.22%
Ratio of allowance for credit losses to nonaccrual loans, at period end	242%	230%	244%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	240%	226%	234%
Ratio of total net charge-offs to average loans and leases [1]	0.04%	0.15%	0.11%
Ratio of commercial net charge-offs to average commercial loans [1]	0.04%	0.25%	0.15%
Ratio of commercial real estate net charge-offs (recoveries) to average commercial real estate loans [1]	0.03%	—%	—%
Ratio of consumer net charge-offs to average consumer loans [1]	0.06%	0.06%	0.11%
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
The following schedule presents deposit duration assumptions discussed previously:
DEPOSIT ASSUMPTIONS

	June 30, 2026			December 31, 2025
Product	Effective duration (-200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (-200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	4.8%	4.2%	3.7%	4.9%	4.2%	3.7%
Money market	1.8%	1.5%	1.3%	1.9%	1.5%	1.3%
Savings and interest-bearing checking	2.1%	1.7%	1.6%	2.2%	1.8%	1.6%
As previously discussed, we utilize derivative instruments to manage interest rate risk. The following schedule presents derivatives designated in qualifying hedging relationships at June 30, 2026. It includes the average outstanding derivative notional amounts for each reporting period presented and the weighted-average fixed rates paid or received across cash flow and fair value hedge categories. For more information regarding our hedge accounting strategies and the impact of these hedging relationships on interest income and expense, see Note 4 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
DERIVATIVES DESIGNATED IN QUALIFYING HEDGING RELATIONSHIPS AND CERTAIN ECONOMIC HEDGES

	2026		2027		Annual Periods
(Dollar amounts in millions)	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	2027	2028	2029	2030	2031	2032
Cash flow hedges
Cash flow hedges of assets [1]
Average outstanding notional [2]	$8,650	$8,780	$8,596	$8,357	$7,368	$759	$95	$—	$—	$—
Weighted-average fixed-rate received	3.44%	3.45%	3.46%	3.55%	3.56%	3.85%	3.79%	—%	—%	—%

Fair value hedges
Fair value hedges of debt [3]
Average outstanding notional	$1,500	$1,500	$1,500	$1,500	$1,314	$553	$500	$500	$500	$500
Weighted-average fixed-rate received	4.37%	4.37%	4.37%	4.37%	4.33%	3.99%	3.93%	3.93%	3.93%	3.93%

Fair value hedges of assets [4]
Average outstanding notional [2]	$5,542	$5,538	$5,533	$5,531	$5,558	$5,269	$4,150	$2,975	$2,408	$2,177
Weighted-average fixed-rate paid	3.34%	3.34%	3.34%	3.34%	3.34%	3.32%	3.23%	3.12%	3.02%	2.97%
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

At June 30, 2026, we had $19 million of net losses deferred in accumulated other comprehensive income (“AOCI”) related to terminated cash flow hedges. These deferred amounts are amortized into interest income on a straight-line basis over the original maturity periods of the respective hedges, provided the forecasted transactions are expected to occur. For more information regarding amounts deferred in AOCI from terminated cash flow hedges, see “Interest Rate and Market Risk Management” in our 2025 Form 10-K.
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
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME AND CHANGE IN ECONOMIC VALUE OF EQUITY

	June 30, 2026					December 31, 2025
	Parallel shift in rates (in bps) [1]					Parallel shift in rates (in bps)
Repricing scenario	-200	-100	0	+100	+200	-200	-100	0	+100	+200

Earnings at Risk (EaR)	(7.1)%	(3.6)%	—%	3.6%	7.2%	(7.8)%	(4.0)%	—%	4.0%	7.9%
Economic Value of Equity (EVE)	(2.1)%	(0.7)%	—%	(0.1)%	(0.8)%	(1.5)%	(0.3)%	—%	(0.5)%	(1.4)%
1 Assumes rates do not decline below zero in the negative rate shifts.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Asset sensitivity, as measured by EaR, decreased during the first six months of 2026, primarily due to increased hedging activity. Based on current deposit assumptions, interest rate risk remained within established policy limits. For interest-bearing deposits with indeterminable maturities, the weighted average modeled beta was 49%.
Prepayment assumptions are a key factor in the management of interest rate risk. Certain assets within our portfolio, including 1-4 family residential mortgages and mortgage-backed securities, are subject to borrower-driven prepayments that can significantly affect projected cash flows. At June 30, 2026 and December 31, 2025, estimated lifetime prepayment speeds for loans were 14.9% and 14.8%, respectively, reflecting the aging of the portfolio, as loans become more seasoned and borrowers are more likely to refinance or repay their loans early over time. Estimated prepayment speeds for mortgage-backed securities were 7.0% for both periods.
Our EaR analysis primarily evaluates the impact of parallel rate shocks across the term structure of benchmark interest rates. Additionally, we perform non-parallel rate shock scenarios to identify potential risks not captured under parallel rate assumptions. In these scenarios, the most significant effects on EaR typically result from movements in short-term interest rates.
Our strategic focus on business banking remains a key component of our asset-liability management strategy. At June 30, 2026, $31.8 billion of commercial and CRE loans were scheduled to reprice within the following six months. To help manage the interest rate risk associated with these variable-rate exposures, we maintained $8.7 billion in aggregate average notional value of active interest rate derivatives during that period, including interest rate swaps and certain short-term interest rate futures designated as cash flow hedges. Additionally, $4.8 billion of variable-rate consumer loans were scheduled to reprice over the same timeframe. For further information regarding derivative instruments, see Notes 3 and 4 of the Notes to Consolidated Financial Statements.
Fixed Income
We are subject to market risk arising from fluctuations in the fair value of financial instruments, including trading securities and interest rate swaps used to hedge interest rate exposure. Our underwriting activities include municipal and corporate securities, and we actively trade in municipal, agency, and U.S. Treasury securities. These activities expose us to potential losses resulting from adverse price movements in fixed-income markets. Changes in the fair value of AFS securities and interest rate swaps that qualify as cash flow hedges are recognized in AOCI each reporting period. For additional information on investment securities and AOCI, refer to the “Capital Management” section on page 36. For more information on the accounting treatment of investment securities, see Note 5 of the Notes to Consolidated Financial Statements.
Equity Investments
Through our equity investment activities, we hold both publicly traded equity securities and non-marketable equity securities in governmental entities and institutions, such as the Federal Reserve Board (“FRB”) and the FHLB. For more information regarding our equity investments, see “Interest Rate and Market Risk Management” in our 2025 Form 10-K.
We hold investments primarily in pre-public companies, largely through a diversified portfolio of SBIC funds. This investment strategy is designed to support the financing, growth, and expansion of a broad range of businesses, primarily within our geographic footprint. At June 30, 2026, and December 31, 2025, our equity exposure to these investments was $330 million and $271 million, respectively.
Occasionally, companies within our SBIC portfolio may complete an initial public offering (“IPO”), which introduces additional market risk due to post-IPO lock-up restrictions. For more information regarding the valuation of our SBIC investments, see Note 3 of the Notes to Consolidated Financial Statements.
Liquidity Risk Management
Liquidity represents our ability to meet cash, contractual, and collateral obligations while effectively managing both anticipated and unanticipated cash flow needs without adversely affecting our operations or financial condition. We manage liquidity to provide sufficient funding for customer credit requirements, financial and contractual

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
commitments, and other corporate activities. Our primary sources of contingent liquidity include secured borrowings through repurchase agreements backed by investment securities, as well as other collateral prepositioned with the FHLB and the FRB. In addition, we maintain the capacity to issue brokered certificates of deposit and unsecured debt. For more information regarding our approach to managing liquidity risk, see “Liquidity Risk Management” in our 2025 Form 10-K.
For the first six months of 2026, the primary sources of cash included reductions in money market investments, growth in deposits, net cash provided by operating activities, and proceeds from the issuance of long-term debt. Primary uses of cash during the same period included growth in loans and leases, reductions in short-term borrowings, common stock repurchases, and dividend payments on common and preferred stock. Cash interest payments, which are reflected in operating expenses, totaled $668 million and $829 million for the first six months of 2026 and 2025, respectively.
The FHLB and FRB continue to serve as important sources of contingent liquidity and funding. As a member of the FHLB of Des Moines, we have the ability to borrow against eligible loans and securities to support liquidity and funding needs. To maintain this borrowing capacity, we are required to hold investments in both FHLB and FRB stock. At June 30, 2026, our total investment in FHLB and FRB stock totaled $10 million and $52 million, respectively, compared with $100 million and $54 million, respectively, at December 31, 2025. The decline in FHLB stock holdings reflects a significant reduction in FHLB borrowings.
At June 30, 2026, loans with a carrying value of $25.6 billion and $18.4 billion were pledged to the FHLB and FRB, respectively, as collateral supporting existing and contingent borrowing capacity. This compares with $25.2 billion and $18.0 billion pledged at December 31, 2025.
At June 30, 2026 and December 31, 2025, we had $17.2 billion and $17.5 billion, respectively, of investment securities pledged as collateral to support contingent borrowing capacity. The pledged securities consisted of:
•$8.5 billion and $7.9 billion, respectively, designated for available use under the Fixed Income Clearing Corporation's General Collateral Finance (“GCF”) program and other repurchase agreement programs;
•$4.5 billion at both dates, pledged to the FHLB and FRB in total; and
•$4.2 billion and $5.1 billion, respectively, pledged to secure public and trust deposits, advances, and other collateralized obligations.
A significant portion of these pledged assets is unencumbered, but remains pledged to provide immediate access to contingency funding sources. The following schedule presents our total available liquidity, including unused collateralized borrowing capacity:
AVAILABLE LIQUIDITY

	June 30, 2026				December 31, 2025
(Dollar amounts in billions)	FHLB	FRB [1]	GCF [2]	Total	FHLB	FRB [1]	GCF [2]	Total

Total borrowing capacity	$17.1	$18.8	$8.5	$44.4	$17.4	$18.4	$8.0	$43.8
Borrowings outstanding	—	—	—	—	2.0	—	0.1	2.1
Remaining capacity, at period end	$17.1	$18.8	$8.5	$44.4	$15.4	$18.4	$7.9	$41.7

Cash and due from banks				$0.8				$0.7
Interest-bearing deposits [3]				1.4				2.2
Total available liquidity				$46.6				$44.6
Ratio of available liquidity to uninsured deposits				135%				130%
1 Represents borrowing capacity and borrowings outstanding at the Federal Reserve Bank discount window.
2 Includes $746 million and $3.1 billion pledged for available use through other repo programs for the periods presented.
3 Represents funds deposited by the Bank primarily at the Federal Reserve Bank.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At June 30, 2026, our total available liquidity was $46.6 billion, compared with $44.6 billion at December 31, 2025. At June 30, 2026, our sources of liquidity exceeded the estimated amount of uninsured deposits of $34.4 billion without the need to sell any investment securities.
Credit Ratings
General financial market and economic conditions affect our access to, and the cost of, external financing. Our access to funding markets is also influenced by the credit ratings assigned by rating agencies, which affect both our borrowing costs and access to funding sources. All credit rating agencies currently rate our debt at an investment-grade level. In May 2026, Fitch upgraded the Bank’s short-term debt rating to “F1” from “F2.” No other credit rating actions occurred during the period.
The following schedule presents our credit ratings:

CREDIT RATINGS
as of July 31, 2026:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

Kroll	Stable	A-	BBB+	K2
S&P	Stable	BBB+	BBB	NR
Fitch	Stable	BBB+	BBB	F1
Moody's	Stable	Baa2	NR	P2
We may periodically issue or redeem preferred stock, senior or subordinated notes, or other capital and debt instruments to support our capital requirements, funding needs, asset-liability management objectives, and prevailing market conditions. Certain issuances may require regulatory approval. In February 2026, we issued $500 million of 4.48% Fixed-to-Floating Senior Notes. Previously, in August 2025, we issued $500 million of 4.70% Fixed-to-Floating Senior Notes, and in July 2026, we issued an additional $500 million of 5.24% Fixed-to-Floating Senior Notes.
For additional information regarding our capital actions, see “Capital Management” and in our 2025 Form 10-K.
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
We utilize stress testing as an important tool to inform our decisions on the appropriate level of capital to maintain, based on hypothetically stressed economic conditions, including the FRB’s supervisory severely adverse scenario. The timing and magnitude of capital actions are influenced by several factors, such as financial performance, business needs, prevailing and anticipated economic conditions, internal stress testing results, and approvals from both the Board of Directors (“Board”) and the Office of the Comptroller of the Currency (“OCC”). Share repurchases may occur periodically in the open market or through privately negotiated transactions.
For a more comprehensive discussion of our capital risk management, see “Capital Management” in our 2025 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
SHAREHOLDERS' EQUITY

(Dollar amounts in millions)	June 30, 2026	December 31, 2025	Amount change	Percent change
Shareholders’ equity:
Preferred stock	$66	$66	$—	—%
Common stock and additional paid-in capital	1,602	1,726	(124)	(7)
Retained earnings	7,880	7,329	551	8
Accumulated other comprehensive loss	(1,867)	(1,941)	74	4
Total shareholders' equity	$7,681	$7,180	$501	7
Total shareholders’ equity increased $501 million, or 7%, to $7.7 billion at June 30, 2026, compared with $7.2 billion at December 31, 2025. The increase reflected a $124 million decline in common stock and additional paid-in capital, primarily due to common share repurchases.
In May 2026, we announced a plan to repurchase up to $225 million of our common shares outstanding during the remainder of 2026. We repurchased 1.2 million shares for $75 million in the second quarter of 2026 and 1.3 million shares for $77 million in the first quarter, the latter of which included $2 million of shares acquired in connection with our stock compensation plan. In July 2026, we announced a plan to repurchase up to $75 million of common shares outstanding during the third quarter as part of our previously authorized share repurchase target for 2026 of $300 million.
At June 30, 2026, the AOCI balance reflected a net loss of $1.9 billion, primarily attributable to a decline in the fair value of fixed-rate AFS securities driven by changes in interest rates. This amount includes $1.5 billion ($1.1 billion after tax) of unrealized losses associated with securities previously transferred from AFS to HTM.
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
CAPITAL DISTRIBUTIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except share amounts)	2026	2025	2026	2025
Capital distributions:
Preferred dividends paid	$1	$1	$2	$2
Total capital distributed to preferred shareholders	1	1	2	2
Common dividends paid	67	64	134	129
Bank common stock repurchased [1]	75	—	152	41
Total capital distributed to common shareholders	142	64	286	170
Total capital distributed to preferred and common shareholders	$143	$65	$288	$172
Weighted average diluted common shares outstanding (in thousands)	146,210	147,053	146,621	147,210
Common shares outstanding, at period end (in thousands)	145,939	147,603	145,939	147,603
1 Includes amounts related to common shares acquired through our announced plan and those acquired in connection with our stock compensation plan. These shares were acquired from employees to cover their payroll taxes and stock option exercise costs upon the exercise of stock options.
Pursuant to the OCC’s “Earnings Limitation Rule,” dividend payments are limited to the sum of net income for the current fiscal year and retained earnings for the two preceding years, unless prior approval is obtained from the OCC to exceed this threshold. As of July 1, 2026, we had $1.7 billion in retained net profits available for distribution.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
In the second quarters of 2026 and 2025, dividends paid on preferred stock totaled $1 million in each period. Dividends paid on common stock totaled $67 million, or $0.45 per share, during the second quarter of 2026, compared with $64 million, or $0.43 per share, during the second quarter of 2025. In July 2026, the Board declared a quarterly common stock dividend of $0.48 per share, payable on August 20, 2026 to shareholders of record on August 13, 2026. For additional information regarding capital actions, see Note 8 of the Notes to Consolidated Financial Statements.
Basel III
We are subject to the Basel III capital requirements, which include specific minimum regulatory capital ratios. At June 30, 2026, we exceeded all capital adequacy requirements under the Basel III framework. Based on our internal stress testing and other capital adequacy assessments, we believe our capital levels sufficiently exceed both internal and regulatory requirements for well-capitalized institutions. For more information regarding our compliance with Basel III capital requirements, see the “Supervision and Regulation” section and Note 15 of our 2025 Form 10-K.
In March 2026, the federal banking agencies issued proposed Basel III Endgame rules that would revise U.S. regulatory capital requirements, including risk‑weighted asset calculations and the treatment of AOCI. While the proposals remain subject to review and potential revision, we are evaluating their impact and expect to remain well capitalized as we continue to manage our capital position in response to evolving regulatory requirements.
The following schedule presents our capital amounts, capital ratios, and other selected performance ratios:
CAPITAL AMOUNTS AND RATIOS

(Dollar amounts in millions, except per share amounts)	June 30, 2026	December 31, 2025	June 30, 2025
Basel III risk-based capital amounts:
Common equity tier 1 capital	$8,368	$7,936	$7,570
Tier 1 risk-based	8,434	8,003	7,637
Total risk-based	9,917	9,510	9,243
Risk-weighted assets	70,744	69,142	69,026
Basel III risk-based capital ratios:
Common equity tier 1 capital ratio	11.8%	11.5%	11.0%
Tier 1 risk-based ratio	11.9%	11.6%	11.1%
Total risk-based ratio	14.0%	13.8%	13.4%
Tier 1 leverage ratio	9.4%	9.0%	8.5%
Other ratios:
Average equity to average assets (three months ended)	8.3%	7.8%	7.1%
Return on average common equity (three months ended) [1]	24.3%	14.9%	15.3%
Return on average tangible common equity (three months ended) [1]	28.6%	17.9%	18.7%
Tangible equity ratio [2]	7.5%	7.0%	6.3%
Tangible common equity ratio [2]	7.4%	6.9%	6.2%
Tangible book value per common share [2]	$44.74	$40.79	$36.81
1 Excluding $252 million of pre-tax net gains ($199 million after tax), return on average common equity and return on average tangible common equity for the three months ended June 30, 2026 would have been approximately 14.0%, and 16.6%, respectively.
2 See “Non-GAAP Financial Measures” on page 39 for more information regarding these ratios.
At June 30, 2026, our common equity tier 1 (“CET1”) capital was $8.4 billion, an increase of 11%, compared with $7.6 billion in the prior year period. The CET1 capital ratio improved to 11.8%, compared with 11.0%. Tangible book value per common share increased 22% to $44.74, mainly due to higher retained earnings and reduced unrealized losses in AOCI. See the section below for more information regarding non-GAAP financial measures.

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
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		June 30, 2026	March 31, 2026	June 30, 2025

Net earnings applicable to common shareholders (GAAP)		$452	$232	$243
Adjustment, net of tax:
Amortization of core deposit and other intangibles		2	2	2
Net earnings applicable to common shareholders, net of tax	(a)	$454	$234	$245
Average common equity (GAAP)		$7,457	$7,194	$6,357
Average goodwill and intangibles		(1,088)	(1,090)	(1,097)
Average tangible common equity (non-GAAP)	(b)	$6,369	$6,104	$5,260
Number of days in quarter	(c)	91	90	91
Number of days in year	(d)	365	365	365
Return on average tangible common equity (non-GAAP) [1]	(a/b/c)*d	28.6%	15.5%	18.7%
1 Excluding $252 million of pre-tax net gains ($199 million after tax), return on average tangible common equity for the three months ended June 30, 2026 would have been approximately 16.6%.
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except shares and per share amounts)		June 30, 2026	March 31, 2026	June 30, 2025

Total shareholders’ equity (GAAP)		$7,681	$7,296	$6,596
Goodwill and intangibles		(1,086)	(1,089)	(1,096)
Tangible equity (non-GAAP)	(a)	6,595	6,207	5,500
Preferred stock		(66)	(66)	(66)
Tangible common equity (non-GAAP)	(b)	$6,529	$6,141	$5,434
Total assets (GAAP)		$89,041	$87,957	$88,586
Goodwill and intangibles		(1,086)	(1,089)	(1,096)
Tangible assets (non-GAAP)	(c)	$87,955	$86,868	$87,490
Common shares outstanding (in thousands)	(d)	145,939	147,077	147,603
Tangible equity ratio (non-GAAP)	(a/c)	7.5%	7.1%	6.3%
Tangible common equity ratio (non-GAAP)	(b/c)	7.4%	7.1%	6.2%
Tangible book value per common share (non-GAAP)	(b/d)	$44.74	$41.75	$36.81

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
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Six Months Ended		Year Ended
(Dollar amounts in millions)		June 30, 2026	March 31, 2026	June 30, 2025	June 30, 2026	June 30, 2025	December 31, 2025

Noninterest expense (GAAP)	(a)	$551	$562	$527	$1,113	$1,065	$2,138
Adjustments:
Severance costs		1	3	2	4	5	16
Other real estate expense, net		1	—	—	1	—	(2)
Amortization of core deposit and other intangibles		2	2	2	4	4	8
SBIC investment success fee accrual		7	—	2	7	2	5
FDIC special assessment		(6)	(1)	—	(7)	—	(11)
Total adjustments	(b)	5	4	6	9	11	16
Adjusted noninterest expense (non-GAAP)	(c)=(a-b)	$546	$558	$521	$1,104	$1,054	$2,122

Net interest income (GAAP)	(d)	$677	$662	$648	$1,339	$1,272	$2,627
Fully taxable-equivalent adjustments	(e)	11	11	13	22	24	46
Taxable-equivalent net interest income (non-GAAP)	(f)=(d+e)	688	673	661	1,361	1,296	2,673
Customer-related noninterest income (non-GAAP)	(g)	182	172	164	354	322	662
Net credit valuation adjustment (CVA)	(h)	1	(2)	—	(1)	—	(9)
Adjusted customer-related noninterest income (non-GAAP)	(i)=(g-h)	181	174	164	355	322	671
Noncustomer-related noninterest income (GAAP)	(j)	278	15	26	293	39	96
Securities gains (losses), net	(k)	269	3	14	272	20	52
Adjusted noncustomer-related noninterest income (non-GAAP)	(l)=(j-k)	9	12	12	21	19	44
Combined income (non-GAAP)	(m)= (f+g+j)	$1,148	$860	$851	$2,008	$1,657	$3,431
Adjusted taxable-equivalent revenue (non-GAAP)	(n)= (f+i+l)	878	859	837	1,737	1,637	3,388
Pre-provision net revenue (non-GAAP)	(m)-(a)	$597	$298	$324	$895	$592	$1,293
Adjusted PPNR (non-GAAP)	(n)-(c)	332	301	316	633	583	1,266
Efficiency ratio (non-GAAP) [1]	(c/n)	62.2%	65.0%	62.2%	63.6%	64.4%	62.6%
1 Excluding the $15 million charitable contribution, adjusted noninterest expense for the year ended December 31, 2025 would have been $2.11 billion, resulting in an efficiency ratio of 62.2%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 1.    FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	June 30, 2026	December 31, 2025
	(Unaudited)	(Unaudited)
ASSETS
Cash and due from banks	$793	$683
Money market investments:
Interest-bearing deposits	1,418	2,202
Federal funds sold and securities purchased under agreements to resell	1,123	1,420
Trading securities, at fair value	319	64
Investment securities:
Available-for-sale, at fair value	9,239	9,207
Held-to-maturity, at amortized cost (fair value: $8,440 and $8,940)	8,477	8,867
Total investment securities	17,716	18,074
Loans held for sale (includes $51 and $71 of loans carried at fair value)	77	201
Loans and leases, net of unearned income and fees [1]	62,481	60,900
Allowance for loan and lease losses	662	678
Loans held for investment, net of allowance	61,819	60,222
Other noninterest-bearing investments	1,061	1,076
Premises, equipment and software, net	1,356	1,363
Goodwill and intangibles	1,086	1,091
Other real estate owned	6	5
Other assets [1]	2,267	2,289
Total assets	$89,041	$88,690
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$26,233	$25,823
Interest-bearing:
Savings and money market	40,657	39,914
Time	9,718	9,907
Total deposits	76,608	75,644
Federal funds and other short-term borrowings [1]	1,219	2,872
Long-term debt	1,956	1,472
Reserve for unfunded lending commitments	45	46
Other liabilities [1]	1,532	1,476
Total liabilities	81,360	81,510
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	66	66
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 145,939 and 147,653 shares) and additional paid-in capital	1,602	1,726
Retained earnings	7,880	7,329
Accumulated other comprehensive income (loss)	(1,867)	(1,941)
Total shareholders’ equity	7,681	7,180
Total liabilities and shareholders’ equity	$89,041	$88,690
See accompanying notes to consolidated financial statements.
1 Effective in the first quarter of 2026, we changed our accounting policy to present qualifying derivative assets and liabilities, along with the associated rights to reclaim or obligations to return cash collateral, on a net basis for all eligible arrangements rather than on a gross basis. Prior period results have been recast to conform to this presentation.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except shares and per share amounts)	2026	2025	2026	2025
Interest income:
Interest and fees on loans	$859	$875	$1,700	$1,725
Interest on money market investments	43	50	82	103
Interest on securities	117	126	233	251
Total interest income	1,019	1,051	2,015	2,079
Interest expense:
Interest on deposits	281	312	556	638
Interest on short- and long-term borrowings	61	91	120	169
Total interest expense	342	403	676	807
Net interest income	677	648	1,339	1,272
Provision for credit losses:
Provision for loan and lease losses	4	3	(3)	20
Provision for unfunded lending commitments	(1)	(4)	(1)	(3)
Total provision for credit losses	3	(1)	(4)	17
Net interest income after provision for credit losses	674	649	1,343	1,255
Noninterest income:
Commercial account fees	49	46	97	91
Card fees	24	24	46	47
Retail and business banking fees	20	19	40	36
Loan-related fees and income	22	19	45	36
Capital markets fees and income	36	28	64	55
Wealth management fees	15	14	31	29
Other customer-related fees	16	14	31	28
Customer-related noninterest income	182	164	354	322
Dividends and other income	9	12	21	19
Securities gains (losses), net	269	14	272	20
Total noninterest income	460	190	647	361
Noninterest expense:
Salaries and employee benefits	344	336	705	678
Technology, telecom, and information processing	72	65	146	135
Occupancy and equipment, net	44	40	85	81
Professional and legal services	22	13	42	26
Marketing and business development	14	12	27	23
Deposit insurance and regulatory expense	7	20	22	42
Credit-related expense	10	6	15	12
Other real estate expense, net	1	—	1	—
Other	37	35	70	68
Total noninterest expense	551	527	1,113	1,065
Income before income taxes	583	312	877	551
Income taxes	130	68	191	137
Net income	453	244	686	414
Preferred stock dividends	(1)	(1)	(2)	(2)
Net earnings applicable to common shareholders	$452	$243	$684	$412
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	146,117	147,044	146,529	147,182
Diluted shares (in thousands)	146,210	147,053	146,621	147,210
Net earnings per common share:
Basic	$3.05	$1.63	$4.61	$2.77
Diluted	3.05	1.63	4.61	2.77
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025

Net income for the period	$453	$244	$686	$414
Other comprehensive income, net of tax:
Net change in unrealized gains on investment securities	41	24	20	92
Unrealized loss amortization associated with the securities transferred from AFS to HTM	43	47	83	90
Net change in cash flow hedge derivatives	(16)	15	(29)	34
Other comprehensive income, net of tax	68	86	74	216
Comprehensive income	$521	$330	$760	$630
See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock shares (in thousands)	Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

Balance at March 31, 2026	$66	147,077	$1,669	$7,496	$(1,935)	$7,296
Net income for the period	—	—	—	453	—	453
Other comprehensive income, net of tax	—	—	—	—	68	68
Bank common stock repurchased	—	(1,219)	(75)	—	—	(75)
Net activity under employee plans and related tax benefits	—	81	8	—	—	8
Dividends on preferred stock	—	—	—	(1)	—	(1)
Dividends on common stock, $0.45 per share	—	—	—	(67)	—	(67)
Change in deferred compensation	—	—	—	(1)	—	(1)
Balance at June 30, 2026	$66	145,939	$1,602	$7,880	$(1,867)	$7,681

Balance at March 31, 2025	$66	147,567	$1,706	$6,805	$(2,250)	$6,327
Net income for the period	—	—	—	244	—	244
Other comprehensive income, net of tax	—	—	—	—	86	86
Bank common stock repurchased	—	—	—	—	—	—
Net activity under employee plans and related tax benefits	—	36	7	—	—	7
Dividends on preferred stock	—	—	—	(1)	—	(1)
Dividends on common stock, $0.43 per share	—	—	—	(64)	—	(64)
Change in deferred compensation	—	—	—	(3)	—	(3)
Balance at June 30, 2025	$66	147,603	$1,713	$6,981	$(2,164)	$6,596

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions, except shares and per share amounts)	Preferred stock	Common stock shares (in thousands)	Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

Balance at December 31, 2025	$66	147,653	$1,726	$7,329	$(1,941)	$7,180
Net income for the period	—	—	—	686	—	686
Other comprehensive income, net of tax	—	—	—	—	74	74
Bank common stock repurchased	—	(2,491)	(152)	—	—	(152)
Net activity under employee plans and related tax benefits	—	777	28	—	—	28
Dividends on preferred stock	—	—	—	(2)	—	(2)
Dividends on common stock, $0.90 per share	—	—	—	(134)	—	(134)
Change in deferred compensation	—	—	—	1	—	1
Balance at June 30, 2026	$66	145,939	$1,602	$7,880	$(1,867)	$7,681

Balance at December 31, 2024	$66	147,871	$1,737	$6,701	$(2,380)	$6,124
Net income for the period	—	—	—	414	—	414
Other comprehensive income, net of tax	—	—	—	—	216	216
Bank common stock repurchased	—	(772)	(41)	—	—	(41)
Net activity under employee plans and related tax benefits	—	504	17	—	—	17
Dividends on preferred stock	—	—	—	(2)	—	(2)
Dividends on common stock, $0.86 per share	—	—	—	(129)	—	(129)
Change in deferred compensation	—	—	—	(3)	—	(3)
Balance at June 30, 2025	$66	147,603	$1,713	$6,981	$(2,164)	$6,596
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$686	$414
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(4)	17
Depreciation and amortization	57	57
Share-based compensation	24	23
Deferred income tax expense	18	31
Net increase in trading securities	(255)	(145)
Net decrease (increase) in loans held for sale	569	(55)
Change in other liabilities	29	(183)
Change in other assets	18	(9)
Net gains on equity securities	(264)	(15)
Other, net	(33)	(18)
Net cash provided by operating activities	845	117
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in money market investments	1,081	1,382
Proceeds from maturities and paydowns of investment securities held-to-maturity	498	540
Purchases of investment securities held-to-maturity	—	(27)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	509	956
Purchases of investment securities available-for-sale	(597)	(777)
Net change in loans and leases	(1,982)	(1,033)
Purchases and sales of other noninterest-bearing investments	68	(132)
Purchases of premises and equipment	(58)	(58)
Acquisition of California branches, net of cash acquired	—	191
Other, net	221	(12)
Net cash provided by (used in) investing activities	(260)	1,030
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	964	(3,080)
Net change in short-term borrowed funds	(1,653)	2,240
Proceeds from the issuance of long-term debt	498	—
Proceeds from the issuance of common stock	17	4
Dividends paid on common and preferred stock	(136)	(131)
Bank common stock repurchased	(152)	(41)
Other, net	(13)	(10)
Net cash used in financing activities	(475)	(1,018)
Net increase in cash and due from banks	110	129
Cash and due from banks at beginning of period	683	651
Cash and due from banks at end of period	$793	$780

Cash paid for interest	$668	$829
Net cash paid for income taxes	123	114
Noncash activities:
Loans held for investment reclassified to loans held for sale, net	508	63
Deposits acquired in purchase of California branches (at time of purchase)	—	657
Loans acquired in purchase of California branches, net (at time of purchase)	—	423
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2026
1. BASIS OF PRESENTATION
Zions Bancorporation, National Association (“Zions Bancorporation, N.A.,” “the Bank,” “we,” “our,” “us”) is a bank headquartered in Salt Lake City, Utah. We provide a wide range of banking products and related services, primarily in 11 Western states through seven separately managed affiliates: Zions Bank; California Bank & Trust (“CB&T”); Amegy Bank (“Amegy”); National Bank of Arizona (“NBAZ”); Nevada State Bank (“NSB”); Vectra Bank Colorado (“Vectra”); and The Commerce Bank Northwest (“TCBNW”).
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
The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for future periods. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the accompanying Notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and accompanying Notes included in our 2025 Form 10-K.
Subsequent Events
We evaluated events occurring between June 30, 2026 and the date of issuance of the accompanying financial statements. Based on this evaluation, we concluded that no material events occurred that would require adjustments to the consolidated financial statements. As referenced in Note 8 of the Notes to Consolidated Financial Statements, on July 28, 2026, we issued $500 million of 5.24% Fixed-to-Floating Senior Notes, maturing on October 1, 2029.
On July 31, 2026, we completed our previously disclosed acquisition of Basis Multifamily Finance I, LLC, the agency lending platform and subsidiary of Basis Investment Group, including its team, capabilities, and related mortgage servicing rights. Through the acquisition, we obtained participation in the Fannie Mae DUS® program and Freddie Mac Optigo® Conventional and Small Balance Loan programs and expanded our multifamily lending platform. The acquisition will be accounted for as a business combination under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. As of the issuance date of these financial statements, the initial accounting for the acquisition has not been finalized.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
2. RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Effective date	Effect on the financial statements or other significant matters

Standards not yet adopted by the Bank as of June 30, 2026

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

ASU 2025-09, Derivatives and Hedging (Topic 815)—Hedge Accounting Improvements
This ASU introduces targeted improvements to ASC Topic 815 to better align hedge accounting with common risk management strategies. The updates address multiple items, including the following:
•Similar risk assessment for cash flow hedges.
•Hedging interest payments on choose-your-rate debt.
•Net written options as hedging instruments.
		Annual and interim periods beginning after December 15, 2026.	The overall effect of this standard is not expected to have a material impact on our consolidated financial statements.
Standards adopted by the Bank during the second quarter of 2026

There were no accounting standards adopted during the three and six months ended June 30, 2026 that had a material effect on our consolidated financial statements.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Fair Value Hierarchy
The following schedule presents assets and liabilities measured at fair value on a recurring basis:

(In millions)	June 30, 2026
	Level 1	Level 2	Level 3	Netting	Total
ASSETS
Trading securities	$—	$319	$—	$—	$319
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	1,978	6,385	—	—	8,363
Municipal securities	—	851	—	—	851
Other debt securities	—	25	—	—	25
Total available-for-sale	1,978	7,261	—	—	9,239
Loans held for sale	—	51	—	—	51
Other noninterest-bearing investments:
Bank-owned life insurance	—	579	—	—	579
Private equity investments [1]	3	—	210	—	213
Other assets:
Agriculture loan servicing	—	—	18	—	18
Deferred compensation plan assets	173	—	—	—	173
Derivatives	—	453	—	(372)	81
Total assets	$2,154	$8,663	$228	$(372)	$10,673
LIABILITIES
Fed funds and other short-term borrowings:
Securities sold, not yet purchased	$85	$—	$—	$—	$85
Other liabilities:
Derivatives	—	369	—	(102)	267
Total liabilities	$85	$369	$—	$(102)	$352

(In millions)	December 31, 2025
	Level 1	Level 2	Level 3	Netting	Total
ASSETS
Trading securities	$—	$64	$—	$—	$64
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	1,411	6,862	—	—	8,273
Municipal securities	—	909	—	—	909
Other debt securities	—	25	—	—	25
Total available-for-sale	1,411	7,796	—	—	9,207
Loans held for sale	—	71	—	—	71
Other noninterest-bearing investments:
Bank-owned life insurance	—	573	—	—	573
Private equity investments [1]	6	—	157	—	163
Other assets:
Agriculture loan servicing	—	—	18	—	18
Deferred compensation plan assets	154	—	—	—	154
Derivatives	—	360	—	(283)	77
Total assets	$1,571	$8,864	$175	$(283)	$10,327
LIABILITIES
Fed funds and other short-term borrowings:
Securities sold, not yet purchased	$135	$—	$—	$—	$135
Other liabilities:
Derivatives	—	260	—	(68)	192
Total liabilities	$135	$260	$—	$(68)	$327
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
At June 30, 2026 and December 31, 2025, we had $51 million and $71 million, respectively, of loans measured at fair value, with a corresponding unpaid principal balance of $51 million and $72 million. During the first six months of 2026 and 2025, we recognized approximately $7 million and $3 million, respectively, in net gains from loan sales and valuation adjustments related to loans measured at fair value and the associated derivatives.
Level 3 Valuations
Our Level 3 financial instruments include PEIs and agriculture loan servicing. For additional information regarding our Level 3 financial instruments, including the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2025 Form 10-K.
Roll-forward of Level 3 Fair Value Measurements
The following schedule presents a roll-forward of assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended June 30, 2026		Three Months Ended June 30, 2025		Six Months Ended June 30, 2026		Six Months Ended June 30, 2025
(In millions)	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing

Balance at beginning of period	$159	$20	$109	$19	$157	$18	$105	$20
Unrealized securities gains, net	45	—	20	—	45	—	24	—
Other noninterest income	—	(2)	—	1	—	—	—	—
Purchases	7	—	4	—	9	—	5	—
Cost of investments sold	(1)	—	(5)	—	(1)	—	(6)	—
Transfers out	—	—	(12)	—	—	—	(12)	—
Balance at end of period	$210	$18	$116	$20	$210	$18	$116	$20
The roll-forward of Level 3 instruments includes the following realized gains and losses recognized in “Securities gains (losses), net” on the consolidated statement of income for the periods presented:

(In millions)	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Securities gains (losses), net	$4	$(5)	$4	$(5)
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At June 30, 2026, we had $11 million in collateral-dependent loans measured at fair value. During the second quarter of 2026, we recognized $3 million losses related to changes in fair value for these loans. For more information regarding assets and liabilities measured at fair value on a nonrecurring basis, see Note 3 of our 2025 Form 10-K.

Fair Value of Certain Financial Instruments
The following schedule presents the carrying values and estimated fair values of certain financial instruments:

	June 30, 2026			December 31, 2025
(In millions)	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Financial assets:
Held-to-maturity investment securities	$8,477	$8,440	2	$8,867	$8,940	2
Loans and leases (including loans held for sale), net of allowance	61,896	61,180	3	60,423	59,383	3
Financial liabilities:
Time deposits	9,718	9,617	2	9,907	9,839	2
Long-term debt	1,956	1,990	2	1,472	1,506	2
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
Collateral and Credit Risk
Credit risk associated with derivative instruments arises from the potential nonperformance of counterparties. No significant derivative-related losses attributable to counterparty default occurred during the first six months of 2026. For a discussion of how counterparty credit risk is incorporated into derivative valuations, see Note 3 of our 2025 Form 10-K. For additional information regarding collateral arrangements and related credit risk for derivative contracts, see Note 7 of our 2025 Form 10-K.
Certain derivative contracts contain credit risk-related contingent features, such as minimum credit rating requirements. If these features were triggered, we may be required to post additional collateral; however, counterparties have not historically exercised their rights to demand additional collateral in all instances when permitted. If our credit rating had been downgraded by one notch by Standard and Poor’s (“S&P”) or Moody’s at June 30, 2026, we do not believe that additional collateral would have been required to be pledged. Centrally cleared derivatives do not include credit risk-related contingent features that would require additional collateral in the event of a credit rating downgrade.
At June 30, 2026, the gross fair value of our derivative liabilities was $369 million. To satisfy margin requirements in the ordinary course of business, we pledged cash collateral of $43 million. Additionally, we pledged U.S.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Treasuries with an aggregate face value of $200 million to satisfy initial margin requirements with certain dealer counterparties and central clearing houses.
Derivative Notional Amounts and Fair Values
The following schedule presents derivative notional amounts and recorded fair values at June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as accounting hedges:
Cash flow hedges:
Hedges of floating-rate assets [1]	$18,150	$1	$10	$2,750	$7	$1
Fair value hedges:
Hedges of fixed-rate assets [1]	8,252	92	—	7,653	79	—
Hedges of fixed-rate liabilities	1,500	—	—	1,000	—	—
Total derivatives designated as accounting hedges	27,902	93	10	11,403	86	1
Derivatives not designated as accounting hedges: [2]
Customer interest rate derivatives	28,134	243	246	22,428	251	241
Customer commodity derivatives	2,615	113	110	853	18	17
Other interest rate derivatives	1,810	2	1	5,571	2	—
Foreign exchange derivatives [3]	379	2	2	308	3	1
Purchased credit derivatives	41	—	—	64	—	—
Total derivatives not designated as accounting hedges	32,979	360	359	29,224	274	259
Total gross derivatives	$60,881	$453	$369	$40,627	$360	$260
Less: Offsetting derivative instruments		(79)	(79)		(51)	(51)
Less: Cash collateral pledged/received		(293)	(23)		(232)	(17)
Total net derivatives presented on balance sheet [4]		$81	$267		$77	$192
1 Balances include forward-starting interest rate derivatives designated as cash flow and fair value hedges of assets that had not yet become effective as of the reporting dates. Related notional amounts were $9.5 billion and $2.7 billion, respectively, at June 30, 2026, compared with $350 million and $2.1 billion at December 31, 2025.
2 Notional amounts and fair values for derivatives that are not designated as accounting hedges include both the customer-facing derivatives the Bank executes to assist customers in managing their risks and the dealer-facing derivatives that economically offset the customer transactions to mitigate the Bank's exposure.
3 Includes both spot and forward FX trades.
4 Effective in the first quarter of 2026, we changed our accounting policy to present qualifying derivative assets and liabilities, along with the associated rights to reclaim or obligations to return cash collateral, on a net basis for all eligible arrangements rather than on a gross basis. Prior period results have been recast to conform to this presentation.
Hedge Accounting Gains/Losses Recognized in Earnings and Deferred in AOCI
The following schedule present the gains and losses from derivative instruments designated as cash flow and fair value hedges, either deferred in accumulated other comprehensive income (“AOCI”) or recognized in earnings for the three and six months ended June 30, 2026 and 2025:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges: [1]
Hedges of floating-rate assets	$(31)	$(11)	$—	$2	$(18)	$—
Hedges of floating-rate liabilities	—	—	—	—	—	—
Fair value hedges: [2]
Hedges of fixed-rate assets	—	—	5	—	—	14
Hedges of fixed-rate liabilities	—	—	(2)	—	—	(2)
Total derivatives designated as accounting hedges	$(31)	$(11)	$3	$2	$(18)	$12

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(In millions)	Effective portion of derivative gain (loss) deferred in AOCI	Amount of gain (loss) reclassified from AOCI into income	Interest on fair value hedges	Effective portion of derivative gain (loss) deferred in AOCI	Amount of gain (loss) reclassified from AOCI into income	Interest on fair value hedges
Cash flow hedges: [1]
Hedges of floating-rate assets	$(60)	$(22)	$—	$8	$(38)	$—
Hedges of floating-rate liabilities	—	—	—	—	1	—
Fair value hedges: [2]
Hedges of fixed-rate assets	—	—	10	—	—	27
Hedges of fixed-rate liabilities	—	—	(4)	—	—	(5)
Total derivatives designated as accounting hedges	$(60)	$(22)	$6	$8	$(37)	$22
1 For the 12-month period following June 30, 2026, approximately $58 million of net losses from both active and terminated cash flow hedges will be reclassified from AOCI into interest income, compared with $45 million at June 30, 2025. At June 30, 2026, approximately $19 million of losses related to terminated cash flow hedges remained deferred in AOCI, which are expected to be fully reclassified into earnings by October 2027.
2 We recorded cumulative unamortized basis adjustments from terminated fair value hedges of debt totaling $28 million and $36 million at June 30, 2026 and 2025, respectively. Additionally, we had $2 million and $3 million of cumulative unamortized basis adjustments from terminated fair value hedges of assets at June 30, 2026 and 2025, respectively. Interest on fair value hedges presented above includes the amortization of the remaining unamortized basis adjustments.
Gains/Losses Recognized in Earnings from Derivatives Not Designated as Accounting Hedges
The following schedule presents the amount of gains (losses) recognized in “Capital markets fees and income” under noninterest income from derivatives not designated as accounting hedges:

	Other Noninterest Income/(Expense)
(In millions)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Derivatives not designated as accounting hedges:
Customer-facing interest rate derivatives	$11	$20	$11	$18
Customer-facing commodity derivatives	1	2	—	—
Other interest rate derivatives [1]	(1)	—	—	(1)
Foreign exchange derivatives	6	12	8	14
Purchased credit derivatives	—	—	(1)	(1)
Total derivatives not designated as accounting hedges	$17	$34	$18	$30
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Fair Value Hedges and Hedged Items Gains/Losses
The following schedule presents derivatives used in fair value hedge accounting relationships, including the pre-tax gains and losses recognized on both the derivatives and the corresponding hedged items for the periods presented:

	Gains (losses) recorded in income
	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(In millions)	Derivatives	Hedged items	Total income statement impact	Derivatives	Hedged items	Total income statement impact

Hedges of fixed-rate assets [1,2]	$48	$(48)	$—	$(35)	$35	$—
Hedges of fixed-rate liabilities [1,2]	(10)	10	—	4	(4)	—

	Gains (losses) recorded in income
	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(In millions)	Derivatives	Hedged items	Total income statement impact	Derivatives	Hedged items	Total income statement impact

Hedges of fixed-rate assets [1,2]	$80	$(80)	$—	$(115)	$115	$—
Hedges of fixed-rate liabilities [1,2]	(18)	18	—	16	(16)	—
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
Fair Value Hedges and Basis Adjustments
The following schedule presents information regarding basis adjustments for hedged items in fair value hedging relationships:

	Par value of hedged items		Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(In millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025

Hedges of fixed-rate assets [1,2]	$11,566	$11,566	$11,303	$11,383	$(263)	$(183)
Hedges of fixed-rate liabilities [1]	(1,500)	(1,000)	(1,491)	(1,009)	9	(9)
1 Carrying amounts exclude (i) issuance and purchase discounts or premiums, (ii) unamortized issuance and acquisition costs, and (iii) amounts related to terminated fair value hedging relationships.
2 Hedged items include defined portfolios of AFS securities and commercial loans, as well as specifically identified AFS securities. Related basis adjustments were recorded in the same balance-sheet line items as the corresponding hedged assets. At June 30, 2026, the amortized cost basis of assets designated under the portfolio layer method was $9.0 billion, the cumulative basis adjustment associated with these hedging relationships was $31 million, and the notional amount of the designated accounting hedges was $5.7 billion.

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
The carrying values of our investment securities exclude accrued interest receivables of $66 million and $64 million at June 30, 2026 and December 31, 2025, respectively. These amounts are included in “Other assets” on the consolidated balance sheet.
Investment securities with a carrying value of $17.2 billion and $17.5 billion were pledged as collateral for potential borrowings at June 30, 2026 and December 31, 2025, respectively.
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
The discount associated with securities previously transferred from AFS to HTM was $1.5 billion ($1.1 billion after tax) at June 30, 2026, compared with $1.6 billion ($1.2 billion after tax) at December 31, 2025.
For additional information regarding our fair value estimation process and the accounting treatment of our investment securities, see Notes 3 and 5, respectively, of our 2025 Form 10-K.
The following schedule presents the amortized cost and estimated fair values of our AFS and HTM securities:

	June 30, 2026
(In millions)	Amortized cost	Gross unrealized gains [1]	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$2,097	$6	$125	$1,978
U.S. Government agencies and corporations:
Agency securities	282	—	15	267
Agency guaranteed mortgage-backed securities	6,826	3	999	5,830
Small Business Administration loan-backed securities	301	—	13	288
Municipal securities	895	—	44	851
Other debt securities	25	—	—	25
Total available-for-sale	10,426	9	1,196	9,239
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	132	—	4	128
Agency guaranteed mortgage-backed securities	8,103	34	58	8,079
Municipal securities	242	—	9	233
Total held-to-maturity	8,477	34	71	8,440
Total investment securities	$18,903	$43	$1,267	$17,679

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2025
(In millions)	Amortized cost	Gross unrealized gains [1]	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$1,500	$17	$106	$1,411
U.S. Government agencies and corporations:
Agency securities	313	—	15	298
Agency guaranteed mortgage-backed securities	7,207	5	989	6,223
Small Business Administration loan-backed securities	355	—	14	341
Municipal securities	953	—	44	909
Other debt securities	25	—	—	25
Total available-for-sale	10,353	22	1,168	9,207
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	137	—	3	134
Agency guaranteed mortgage-backed securities	8,459	111	25	8,545
Municipal securities	271	—	10	261
Total held-to-maturity	8,867	111	38	8,940
Total investment securities	$19,220	$133	$1,206	$18,147
1 Gross unrealized gains for the respective AFS security categories without values were individually less than $1 million.
The following schedule presents gross unrealized losses for AFS securities and the estimated fair value, categorized by the length of time the securities have been in an unrealized loss position:

	June 30, 2026
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$16	$1,087	$109	$293	$125	$1,380
U.S. Government agencies and corporations:
Agency securities	—	4	15	253	15	257
Agency guaranteed mortgage-backed securities	3	206	996	5,400	999	5,606
Small Business Administration loan-backed securities	—	24	13	260	13	284
Municipal securities	—	81	44	718	44	799
Other	—	15	—	—	—	15
Total available-for-sale investment securities	$19	$1,417	$1,177	$6,924	$1,196	$8,341

	December 31, 2025
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$—	$99	$106	$296	$106	$395
U.S. Government agencies and corporations:
Agency securities	—	7	15	288	15	295
Agency guaranteed mortgage-backed securities	2	86	987	5,735	989	5,821
Small Business Administration loan-backed securities	—	24	14	309	14	333
Municipal securities	—	68	44	797	44	865
Other	—	15	—	—	—	15
Total available-for-sale investment securities	$2	$299	$1,166	$7,425	$1,168	$7,724

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
At June 30, 2026 and December 31, 2025, the number of AFS investment securities in an unrealized loss position totaled 1,956 and 2,037, respectively.
There were no gross realized gains or losses from sales of AFS investment securities for the three and six months ended June 30, 2026 and 2025.

The following schedule presents interest income categorized by investment security type:

	Three Months Ended June 30,
	2026			2025
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total

Available-for-sale	$62	$6	$68	$65	$7	$72
Held-to-maturity	45	1	46	50	1	51
Total investment securities	$107	$7	$114	$115	$8	$123

	Six Months Ended June 30,
	2026			2025
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total

Available-for-sale	$123	$12	$135	$130	$14	$144
Held-to-maturity	92	2	94	102	2	104
Total investment securities	$215	$14	$229	$232	$16	$248
Maturities
The following schedule presents the amortized cost and weighted average yields of debt securities, categorized by the remaining contractual maturity of principal payments at June 30, 2026. The schedule does not reflect the effects of interest rate resets or fair value hedges. Additionally, the remaining contractual principal maturities shown do not represent the portfolio's duration, as they exclude expected prepayments or amortization, which typically result in measured durations that are significantly shorter than contractual maturities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	June 30, 2026
	Total debt securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollar amounts in millions)	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
Available-for-sale
U.S. Treasury securities	$2,097	3.83%	$200	4.04%	$300	4.05%	$1,196	4.23%	$401	2.35%
U.S. Government agencies and corporations:
Agency securities	282	3.33	—	—	56	4.09	155	3.02	71	3.41
Agency guaranteed mortgage-backed securities	6,826	2.07	7	1.71	272	2.63	1,847	1.73	4,700	2.17
Small Business Administration loan-backed securities	301	3.97	—	—	16	4.78	94	3.50	191	4.14
Municipal securities [1]	895	1.99	78	3.05	339	1.80	465	1.93	13	2.51
Other debt securities	25	7.79	—	—	10	9.51	—	—	15	6.65
Total available-for-sale securities	10,426	2.52	285	3.71	993	2.96	3,757	2.65	5,391	2.28
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	132	4.16	—	—	—	—	80	3.52	52	5.15
Agency guaranteed mortgage-backed securities	8,103	1.83	—	—	36	1.77	—	—	8,067	1.83
Municipal securities [1]	242	3.26	35	3.42	123	2.69	79	3.82	5	7.38
Total held-to-maturity securities	8,477	1.91	35	3.42	159	2.48	159	3.67	8,124	1.85
Total investment securities	$18,903	2.24	$320	3.68	$1,152	2.90	$3,916	2.69	$13,515	2.03
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
No impairment losses were recognized on our AFS investment securities portfolio during the first six months of 2026 or 2025. The unrealized losses primarily reflect the impact of higher interest rates subsequent to the purchase of the securities and are not attributable to credit-related factors. Accordingly, absent any future sales, we expect to recover the full principal value of these securities upon maturity. At June 30, 2026, we did not intend to sell any securities in an unrealized loss position, nor do we believe it is more likely than not that we would be required to sell such securities prior to recovering their amortized cost basis.
HTM Impairment
For HTM securities, the allowance for credit losses (“ACL”) is evaluated using the same methodology applied to loans and leases measured at amortized cost, as described in Note 6. At June 30, 2026, the ACL for HTM securities was less than $1 million. All HTM securities were assigned a credit quality rating of “Pass,” with none classified as past due.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
6. LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
The following schedule presents our loan and lease portfolio according to major portfolio segment and specific class:

(In millions)	June 30, 2026	December 31, 2025

Loans held for sale	$77	$201
Commercial:
Commercial and industrial [1]	$19,131	$18,111
Owner-occupied	9,336	9,274
Municipal	4,173	4,294
Total commercial	32,640	31,679
Commercial real estate:
Term	11,850	11,234
Construction and land development	2,213	2,162
Total commercial real estate	14,063	13,396
Consumer:
1-4 family residential	10,293	10,462
Home equity credit line	4,077	3,950
Construction and other consumer real estate	757	782
Bankcard and other revolving plans	537	515
Other	114	116
Total consumer	15,778	15,825
Total loans and leases	$62,481	$60,900
1 Effective March 31, 2026, balances previously reported as “Leasing” were reclassified to the “Commercial and industrial” loan segment. Prior period amounts have been reclassified to conform to the current presentation. At June 30, 2026 and December 31, 2025, the leasing portfolio totaled $352 million and $367 million, respectively.
Loans and leases classified as held for investment are measured and presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $55 million and $61 million at June 30, 2026 and December 31, 2025, respectively. The amortized cost basis of the loans does not include accrued interest receivables of $272 million and $276 million at June 30, 2026 and December 31, 2025, respectively. These receivables are included in “Other assets” on the consolidated balance sheet.
Municipal loans generally include loans to state and local governments (“municipalities”), with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $251 million at June 30, 2026 and $257 million at December 31, 2025.
Loans with a carrying value of $44.0 billion at June 30, 2026 and $43.2 billion at December 31, 2025 have been pledged at the Federal Reserve (“FRB”) and the Federal Home Loan Bank (“FHLB”) of Des Moines as collateral for current and potential borrowings.
Loans held for sale are measured individually at fair value or the lower of cost or fair value and primarily consist of CRE loans sold into securitization entities, and conforming residential mortgages generally sold to U.S. government agencies. The following schedule presents loans added to, or sold from, the held for sale category during the periods presented:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025

Loans added to held for sale	$582	$272	$1,144	448
Loans sold from held for sale	641	211	1,204	350
From time to time, we retain continuing involvement in loans sold through servicing rights or guarantees. At June 30, 2026, the principal balance of loans sold for which servicing was retained was $987 million, compared with $679 million at December 31, 2025. Income generated from sold loans, excluding servicing income, totaled $5 million and $12 million for the three and six months ended June 30, 2026, and $2 million and $5 million for the corresponding periods in 2025.
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
Changes in the ACL are summarized as follows:

	Three Months Ended June 30, 2026
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$394	$161	$112	$667
Provision for loan losses	7	3	(6)	4
Gross loan and lease charge-offs	8	3	3	14
Recoveries	4	—	1	5
Net loan and lease charge-offs (recoveries)	4	3	2	9
Balance at end of period	$397	$161	$104	$662
Reserve for unfunded lending commitments
Balance at beginning of period	$18	$20	$8	$46
Provision for unfunded lending commitments	—	—	(1)	(1)
Balance at end of period	$18	$20	$7	$45
Total allowance for credit losses at end of period
Allowance for loan losses	$397	$161	$104	$662
Reserve for unfunded lending commitments	18	20	7	45
Total allowance for credit losses	$415	$181	$111	$707

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2026
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$391	$185	$102	$678
Provision for loan losses	12	(22)	7	(3)
Gross loan and lease charge-offs	15	3	7	25
Recoveries	9	1	2	12
Net loan and lease charge-offs (recoveries)	6	2	5	13
Balance at end of period	$397	$161	$104	$662
Reserve for unfunded lending commitments
Balance at beginning of period	$19	$19	$8	$46
Provision for unfunded lending commitments	(1)	1	(1)	(1)
Balance at end of period	$18	$20	$7	$45
Total allowance for credit losses at end of period
Allowance for loan losses	$397	$161	$104	$662
Reserve for unfunded lending commitments	18	20	7	45
Total allowance for credit losses	$415	$181	$111	$707

	Three Months Ended June 30, 2025
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$337	$271	$89	$697
Provision for loan losses	31	(40)	12	3
Gross loan and lease charge-offs	12	1	3	16
Recoveries	5	—	1	6
Net loan and lease charge-offs (recoveries)	7	1	2	10
Balance at end of period	$361	$230	$99	$690
Reserve for unfunded lending commitments
Balance at beginning of period	$28	$10	$8	$46
Provision for unfunded lending commitments	(6)	2	—	(4)
Balance at end of period	$22	$12	$8	$42
Total allowance for credit losses at end of period
Allowance for loan losses	$361	$230	$99	$690
Reserve for unfunded lending commitments	22	12	8	42
Total allowance for credit losses	$383	$242	$107	$732

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Six Months Ended June 30, 2025
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$308	$300	$88	$696
Provision for loan losses	72	(69)	17	20
Gross loan and lease charge-offs	31	1	8	40
Recoveries	12	—	2	14
Net loan and lease charge-offs (recoveries)	19	1	6	26
Balance at end of period	$361	$230	$99	$690
Reserve for unfunded lending commitments
Balance at beginning of period	$26	$11	$8	$45
Provision for unfunded lending commitments	(4)	1	—	(3)
Balance at end of period	$22	$12	$8	$42
Total allowance for credit losses at end of period
Allowance for loan losses	$361	$230	$99	$690
Reserve for unfunded lending commitments	22	12	8	42
Total allowance for credit losses	$383	$242	$107	$732
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
The following schedule presents the amortized cost basis of loans on nonaccrual:

	June 30, 2026
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance [1]	with allowance		Related allowance
Commercial:
Commercial and industrial	$18	$78	$96	$21
Owner-occupied	28	26	54	1
Municipal	2	—	2	—
Total commercial	48	104	152	22
Commercial real estate:
Term	32	2	34	—
Total commercial real estate	32	2	34	—
Consumer:
1-4 family residential	16	53	69	5
Home equity credit line	—	35	35	9
Bankcard and other revolving plans	—	1	1	1
Other	—	1	1	1
Total consumer	16	90	106	16
Total	$96	$196	$292	$38

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2025
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance [1]	with allowance		Related allowance
Commercial:
Commercial and industrial	$44	$49	$93	$19
Owner-occupied	33	18	51	1
Municipal	—	2	2	—
Total commercial	77	69	146	20
Commercial real estate:
Term	4	68	72	2
Construction and land development	—	1	1	—
Total commercial real estate	4	69	73	2
Consumer:
1-4 family residential	14	51	65	5
Home equity credit line	—	30	30	8
Bankcard and other revolving plans	—	1	1	1
Total consumer	14	82	96	14
Total	$95	$220	$315	$36
1 Nonaccrual loans with no allowance primarily consist of loans for which a specific reserve is estimated based on the fair value of the collateral. As a result, we generally charge off the portion of the loan balance that exceeds that fair value, and no reserve or related allowance is established for these loans.
For accruing loans, interest is accrued, and interest payments are recognized as interest income in accordance with the contractual terms of the loan agreement. For nonaccrual loans, the accrual of interest is discontinued, and any previously accrued but uncollected interest is promptly reversed from interest income, generally within one month. Payments received on nonaccrual loans are applied to reduce the outstanding principal balance and are not recognized as interest income. However, when the collectability of the amortized cost basis of a nonaccrual loan is no longer in doubt, interest payments may be recognized as interest income on a cash basis. For the three and six months ended June 30, 2026 and 2025, no interest income was recognized on a cash basis for nonaccrual loans.
The following schedule presents the amount of accrued interest receivables reversed from interest income, categorized by loan portfolio segment during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025

Commercial	$4	$4	$7	$7
Commercial real estate	1	1	2	3
Consumer	1	1	2	2
Total	$6	$6	$11	$12
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Past due loans (accruing and nonaccruing) are summarized as follows:

	June 30, 2026
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$19,065	$30	$36	$66	$19,131	$2	$62
Owner-occupied	9,292	24	20	44	9,336	—	26
Municipal	4,173	—	—	—	4,173	—	2
Total commercial	32,530	54	56	110	32,640	2	90
Commercial real estate:
Term	11,820	25	5	30	11,850	—	29
Construction and land development	2,213	—	—	—	2,213	—	—
Total commercial real estate	14,033	25	5	30	14,063	—	29
Consumer:
1-4 family residential	10,242	11	40	51	10,293	—	27
Home equity credit line	4,053	15	9	24	4,077	—	21
Construction and other consumer real estate	757	—	—	—	757	—	—
Bankcard and other revolving plans	534	2	1	3	537	1	1
Other	114	—	—	—	114	—	—
Total consumer	15,700	28	50	78	15,778	1	49
Total	$62,263	$107	$111	$218	$62,481	$3	$168

	December 31, 2025
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$18,025	$75	$11	$86	$18,111	$2	$73
Owner-occupied	9,235	11	28	39	9,274	1	17
Municipal	4,293	1	—	1	4,294	—	2
Total commercial	31,553	87	39	126	31,679	3	92
Commercial real estate:
Term	11,211	1	22	23	11,234	1	50
Construction and land development	2,161	—	1	1	2,162	—	—
Total commercial real estate	13,372	1	23	24	13,396	1	50
Consumer:
1-4 family residential	10,411	10	41	51	10,462	—	21
Home equity credit line	3,920	19	11	30	3,950	—	15
Construction and other consumer real estate	782	—	—	—	782	—	—
Bankcard and other revolving plans	510	3	2	5	515	1	1
Other	115	1	—	1	116	—	—
Total consumer	15,738	33	54	87	15,825	1	37
Total	$60,663	$121	$116	$237	$60,900	$5	$179
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
There were no loans classified as Doubtful at June 30, 2026 or December 31, 2025.
For commercial and CRE loans with commitments greater than $1 million, we assign either one of several grades within the Pass classification or one of the previously described regulatory risk classifications. Internal risk grades for these loans are reviewed at least quarterly, or more frequently when information becomes available that may affect the credit risk of the loan.
For consumer loans and for commercial and CRE loans with commitments of $1 million or less, internal risk grades generally consistent with the classifications previously described are assigned using automated processes that incorporate refreshed credit scores, payment performance, and other relevant risk indicators. These loans are typically assigned a Pass, Special Mention, or Substandard grade and are reviewed as information is identified that might warrant a change in risk grade.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	June 30, 2026
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2026	2025	2024	2023	2022	Prior			Total
Commercial:
Commercial and industrial
Pass	$1,825	$3,240	$1,669	$963	$715	$770	$8,864	$141	$18,187
Special Mention	1	8	34	47	1	63	54	2	210
Accruing Substandard	7	147	110	84	43	61	165	21	638
Nonaccrual	15	2	6	5	21	5	24	18	96
Total commercial and industrial	1,848	3,397	1,819	1,099	780	899	9,107	182	19,131
Owner-occupied
Pass	712	1,040	1,096	675	1,323	3,684	277	63	8,870
Special Mention	—	10	14	5	20	28	—	—	77
Accruing Substandard	21	14	58	12	78	122	27	3	335
Nonaccrual	—	6	1	4	8	30	5	—	54
Total owner-occupied	733	1,070	1,169	696	1,429	3,864	309	66	9,336
Municipal
Pass	222	435	556	403	715	1,810	—	30	4,171
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	2	—	—	2
Total municipal	222	435	556	403	715	1,812	—	30	4,173
Total commercial	2,803	4,902	3,544	2,198	2,924	6,575	9,416	278	32,640
Commercial real estate:
Term
Pass	1,704	2,302	1,305	1,094	1,447	2,281	372	134	10,639
Special Mention	69	8	13	25	35	30	—	—	180
Accruing Substandard	294	135	59	127	318	33	1	30	997
Nonaccrual	—	19	—	—	1	14	—	—	34
Total term	2,067	2,464	1,377	1,246	1,801	2,358	373	164	11,850
Construction and land development
Pass	114	732	339	181	8	1	687	59	2,121
Special Mention	—	—	22	—	—	—	—	—	22
Accruing Substandard	9	32	24	—	—	—	5	—	70
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	123	764	385	181	8	1	692	59	2,213
Total commercial real estate	2,190	3,228	1,762	1,427	1,809	2,359	1,065	223	14,063

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	June 30, 2026
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2026	2025	2024	2023	2022	Prior			Total
Consumer:
1-4 family residential
Pass	$604	$751	$695	$716	$3,090	$4,366	$—	$—	$10,222
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	2	—	—	2
Nonaccrual	—	1	4	8	16	40	—	—	69
Total 1-4 family residential	604	752	699	724	3,106	4,408	—	—	10,293
Home equity credit line
Pass	—	—	—	—	—	—	3,915	121	4,036
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	6	—	6
Nonaccrual	—	—	—	—	—	—	30	5	35
Total home equity credit line	—	—	—	—	—	—	3,951	126	4,077
Construction and other consumer real estate
Pass	51	401	253	27	22	3	—	—	757
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	51	401	253	27	22	3	—	—	757
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	533	1	534
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	536	1	537
Other consumer
Pass	32	37	19	13	8	3	—	1	113
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	1	—	—	—	—	1
Total other consumer	32	37	19	14	8	3	—	1	114
Total consumer	687	1,190	971	765	3,136	4,414	4,487	128	15,778
Total loans	$5,680	$9,320	$6,277	$4,390	$7,869	$13,348	$14,968	$629	$62,481

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2025
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial:
Commercial and industrial
Pass	$3,746	$2,058	$1,143	$898	$350	$698	$8,141	$197	$17,231
Special Mention	14	29	13	16	28	30	99	1	230
Accruing Substandard	60	140	82	41	18	30	177	9	557
Nonaccrual	4	5	4	37	3	3	14	23	93
Total commercial and industrial	3,824	2,232	1,242	992	399	761	8,431	230	18,111
Owner-occupied
Pass	1,112	1,234	727	1,414	1,492	2,515	227	67	8,788
Special Mention	3	28	—	9	9	30	1	—	80
Accruing Substandard	4	37	15	111	71	89	24	4	355
Nonaccrual	6	8	2	6	3	19	7	—	51
Total owner-occupied	1,125	1,307	744	1,540	1,575	2,653	259	71	9,274
Municipal
Pass	542	614	409	745	849	1,070	1	41	4,271
Special Mention	—	3	—	—	—	—	—	—	3
Accruing Substandard	—	—	—	—	—	18	—	—	18
Nonaccrual	—	—	—	—	2	—	—	—	2
Total municipal	542	617	409	745	851	1,088	1	41	4,294
Total commercial	5,491	4,156	2,395	3,277	2,825	4,502	8,691	342	31,679
Commercial real estate:
Term
Pass	2,643	1,223	1,167	1,741	956	1,747	318	140	9,935
Special Mention	51	—	35	71	—	1	—	—	158
Accruing Substandard	328	43	142	426	53	36	26	15	1,069
Nonaccrual	21	—	16	1	—	5	—	29	72
Total term	3,043	1,266	1,360	2,239	1,009	1,789	344	184	11,234
Construction and land development
Pass	446	540	375	47	1	1	624	49	2,083
Special Mention	—	8	5	—	—	—	—	—	13
Accruing Substandard	53	6	—	—	—	—	6	—	65
Nonaccrual	—	—	1	—	—	—	—	—	1
Total construction and land development	499	554	381	47	1	1	630	49	2,162
Total commercial real estate	3,542	1,820	1,741	2,286	1,010	1,790	974	233	13,396

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2025
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Consumer:
1-4 family residential
Pass	$917	$847	$867	$3,144	$1,808	$2,812	$—	$—	$10,395
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	1	—	—	—	1	—	—	2
Nonaccrual	1	4	5	15	13	27	—	—	65
Total 1-4 family residential	918	852	872	3,159	1,821	2,840	—	—	10,462
Home equity credit line
Pass	—	—	—	—	—	—	3,799	111	3,910
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	10	—	10
Nonaccrual	—	—	—	—	—	—	26	4	30
Total home equity credit line	—	—	—	—	—	—	3,835	115	3,950
Construction and other consumer real estate
Pass	246	351	87	91	5	2	—	—	782
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	246	351	87	91	5	2	—	—	782
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	511	1	512
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	514	1	515
Other consumer
Pass	55	26	19	11	4	1	—	—	116
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	55	26	19	11	4	1	—	—	116
Total consumer	1,219	1,229	978	3,261	1,830	2,843	4,349	116	15,825
Total loans	$10,252	$7,205	$5,114	$8,824	$5,665	$9,135	$14,014	$691	$60,900

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedules present gross charge-offs categorized by year of loan origination for the periods presented:

	Three Months Ended June 30, 2026
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2026	2025	2024	2023	2022	Prior			Total
Commercial:
Commercial and industrial	$—	$—	$2	$—	$—	$1	$3	$1	$7
Owner-occupied	—	—	—	—	—	—	1	—	1
Total commercial	—	—	2	—	—	1	4	1	8
Commercial real estate:
Term	—	—	—	—	—	3	—	—	3
Consumer:
Bankcard and other revolving plans	—	—	—	—	—	—	2	—	2
Other	—	—	—	—	—	1	—	—	1
Total consumer	—	—	—	—	—	1	2	—	3
Total gross charge-offs	$—	$—	$2	$—	$—	$5	$6	$1	$14

	Six Months Ended June 30, 2026
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2026	2025	2024	2023	2022	Prior			Total
Commercial:
Commercial and industrial	$—	$4	$2	$—	$—	$2	$5	$1	$14
Owner occupied	—	—	—	—	—	—	1	—	1
Total commercial	—	4	2	—	—	2	6	1	15
Commercial real estate:
Term	—	—	—	—	—	3	—	—	3
Consumer:
Bankcard and other revolving plans	—	—	—	—	—	—	5	—	5
Other	—	—	—	—	—	2	—	—	2
Total consumer	—	—	—	—	—	2	5	—	7
Total gross charge-offs	$—	$4	$2	$—	$—	$7	$11	$1	$25

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended June 30, 2025
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial:
Commercial and industrial	$—	$1	$1	$1	$2	$1	$6	$—	$12
Commercial real estate:
Term	1	—	—	—	—	—	—	—	1
Consumer:
1-4 family residential	—	—	—	—	—	1	—	—	1
Bankcard and other revolving plans	—	—	—	—	—	—	2	—	2
Total consumer	—	—	—	—	—	1	2	—	3
Total gross charge-offs	$1	$1	$1	$1	$2	$2	$8	$—	$16

	Six Months Ended June 30, 2025
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial:
Commercial and industrial	$—	$1	$2	$1	$3	$11	$13	$—	$31
Commercial real estate:
Term	1	—	—	—	—	—	—	—	1
Consumer:
1-4 family residential	—	—	—	—	1	2	—	—	3
Home equity credit line	—	—	—	—	—	—	1	—	1
Bankcard and other revolving plans	—	—	—	—	—	—	4	—	4
Total consumer	—	—	—	—	1	2	5	—	8
Total gross charge-offs	$1	$1	$2	$1	$4	$13	$18	$—	$40
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
We monitor the performance of all modified loans on an ongoing basis in accordance with their modified terms. Modified loans are considered to be in default if they become past due after modification. Commercial loans are considered to be in default when they are 90 days or more past due, while consumer loans are considered to be in default when they are 60 days or more past due. For the three and six months ended June 30, 2026, modified loans to borrowers experiencing financial difficulty that defaulted during the period and were modified within the preceding 12 months totaled less than $1 million and $1 million, respectively. For the corresponding periods ended June 30, 2025, such loans totaled less than $1 million and $2 million, respectively.
The amortized cost of loans to borrowers experiencing financial difficulty that were modified during the period, by loan class and modification type, is summarized in the following schedule:

	Three Months Ended June 30, 2026
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$32	$—	$—	$2	$34	0.2%
Commercial real estate:
Term	—	148	—	—	68	216	1.8
Construction and land development	—	9	—	—	—	9	0.4
Total commercial real estate	—	157	—	—	68	225	1.6
Total	$—	$189	$—	$—	$70	$259	0.4

	Six Months Ended June 30, 2026
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$59	$—	$—	$4	$63	0.3%
Owner-occupied	—	33	—	—	—	33	0.4
Total commercial	—	92	—	—	4	96	0.3
Commercial real estate:
Term	—	248	—	—	68	316	2.7
Construction and land development	—	9	—	—	—	9	0.4
Total commercial real estate	—	257	—	—	68	325	2.3
Consumer:
1-4 family residential	—	—	—	—	2	2	—
Total	$—	$349	$—	$—	$74	$423	0.7

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended June 30, 2025
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$45	$—	$—	$—	$45	0.3%
Owner-occupied	—	1	—	—	—	1	—
Total commercial	—	46	—	—	—	46	0.1
Commercial real estate:
Term	—	180	—	—	7	187	1.7
Construction and land development	—	25	—	—	—	25	1.0
Total commercial real estate	—	205	—	—	7	212	1.6
Consumer:
1-4 family residential	—	—	—	—	1	1	—
Total	$—	$251	$—	$—	$8	$259	0.4

	Six Months Ended June 30, 2025
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$67	$—	$—	$—	$67	0.4%
Owner-occupied	—	5	—	—	—	5	0.1
Total commercial	—	72	—	—	—	72	0.2
Commercial real estate:
Term	—	301	—	8	7	316	2.8
Construction and land development	—	25	—	—	—	25	1.0
Total commercial real estate	—	326	—	8	7	341	2.5
Consumer:
1-4 family residential	—	—	—	—	7	7	0.1
Total	$—	$398	$—	$8	$14	$420	0.7
1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications. During the three and six months ended June 30, 2026, modified loans totaling $67 million and $68 million, respectively, included both interest rate reductions and maturity or term extensions.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $19 million and
$38 million at June 30, 2026 and June 30, 2025, respectively.
3 Amounts less than 0.05% are rounded to zero.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the financial impact of loan modifications to borrowers experiencing financial difficulty:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)
Commercial:
Commercial and industrial	—%	8	1.9%	17
Owner-occupied	—	0	—	12
Total commercial	—	8	1.9	15
Commercial real estate:
Term	0.9	12	0.9	11
Construction and land development	—	11	—	11
Total commercial real estate	0.9	12	0.9	11
Consumer:[1]
1-4 family residential	—	0	3.1	34
Total weighted average financial impact	0.9	11	0.9	12

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)
Commercial:
Commercial and industrial	—%	15	—%	13
Owner-occupied	—	3	—	89
Total commercial	—	14	—	18
Commercial real estate:
Term	0.1	10	0.1	10
Construction and land development	—	9	—	9
Total commercial real estate	0.1	9	0.1	10
Consumer:
1-4 family residential	—	3	—	3
Total consumer	—	3	—	3
Total weighted average financial impact	0.1	10	0.1	11
Loan modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2026, resulted in no principal forgiveness across the total loan portfolio, compared with principal forgiveness of less than $1 million during the corresponding period in 2025.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after July 1, 2025 through June 30, 2026, categorized by portfolio segment and loan class:

	June 30, 2026
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total amortized cost of loans
Commercial:
Commercial and industrial	$118	$5	$2	$7	$125
Owner-occupied	35	—	5	5	40
Total commercial	153	5	7	12	165
Commercial real estate:
Term	477	—	—	—	477
Construction and land development	9	—	—	—	9
Total commercial real estate	486	—	—	—	486
Consumer:
1-4 family residential	5	—	—	—	5
Home equity credit line	1	—	—	—	1
Total consumer	6	—	—	—	6
Total	$645	$5	$7	$12	$657
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after July 1, 2024 through June 30, 2025, categorized by portfolio segment and loan class:

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
Select information on loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the underlying collateral, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	June 30, 2026
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Commercial and industrial	$2	Semi-trailers and semi-tractors	80%
Owner-occupied	32	Office buildings and agriculture production	59%
Municipal	2	Multifamily apartments	82%
Commercial real estate:
Term	32	Office and industrial buildings	45%
Consumer:
1-4 family residential	2	Single family residential	43%
Total	$70

	December 31, 2025
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Commercial and industrial	$3	Single family residential	71%
Owner occupied	23	Agriculture production and industrial buildings	67%
Municipal	2	Multifamily apartments	93%
Commercial real estate:
Term	37	Office building	98%
Consumer:
1-4 family residential	5	Single family residential	62%
Total	$70
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
The balance of foreclosed residential real estate property was $2 million at June 30, 2026 and $1 million at December 31, 2025. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure was $19 million and $20 million at June 30, 2026 and December 31, 2025, respectively.
7. LEASES
We have operating and finance leases for branches, data centers, and corporate offices, including our headquarters in Salt Lake City, Utah. At June 30, 2026, we had 407 branches, with 279 owned and 128 leased. The remaining maturities of our lease commitments range from the year 2026 to 2062, with some lease arrangements including options to extend or terminate the leases.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents ROU assets and lease liabilities with the associated weighted average remaining life and discount rate:

(In millions)	June 30, 2026	December 31, 2025
Operating leases
ROU assets, net of amortization	$206	$207
Lease liabilities	256	257
Finance leases
ROU assets, net of amortization	3	3
Lease liabilities	3	4
Weighted average remaining lease term (years)
Operating leases	9.1	9.4
Finance leases	14.2	14.7
Weighted average discount rate
Operating leases	4.0%	4.0%
Finance leases	3.2%	3.2%
The following schedule presents additional information related to lease expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Lease expense:
Operating lease expense	$11	$10	$21	$20
Other expenses associated with operating leases [1]	17	15	32	31
Total lease expense	$28	$25	$53	$51
Related cash disbursements for operating leases	$11	$10	$22	$21
1 Other expenses primarily include property taxes and building and property maintenance.
The following schedule presents the total contractual undiscounted lease payments for operating lease liabilities by expected due date for each of the next five years:

(In millions)	Total undiscounted lease payments

2026 [1]	$22
2027	37
2028	38
2029	34
2030	31
Thereafter	149
Total lease payments	311
Less imputed interest	55
Total	$256
1 Represents contractual maturities remaining in 2026.
We enter into lease arrangements as a lessor of certain real estate properties, including bank-owned and subleased locations, to generate income. These activities include leasing vacant suites within buildings that we partially occupy. Operating lease income totaled $4 million for each of the quarters ended June 30, 2026 and 2025, and $8 million for each of six-month periods ended June 30, 2026 and 2025.
At June 30, 2026 and December 31, 2025, equipment leases originated by the Bank and classified as sales-type or direct-financing leases had carrying values of $352 million and $367 million, respectively. Income recognized from these leases totaled $5 million for each of the quarters ended June 30, 2026 and 2025, and $10 million for each of six-month periods ended June 30, 2026 and 2025.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
8. LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
Long-term debt carrying values include the par value of the debt, adjusted for unamortized premiums or discounts, unamortized debt issuance costs, and fair value hedge basis adjustments.
The following schedule presents the components of our long-term debt:
LONG-TERM DEBT

(In millions)	June 30, 2026	December 31, 2025

Subordinated notes [1]	$965	$969
Senior notes	988	499
Finance lease obligations	3	4
Total	$1,956	$1,472
1 The change in the subordinated notes balance is primarily due to fair value hedge basis adjustments. See also Note 4.
During the first quarter of 2026, we issued $500 million of 4.48% Fixed-to-Floating Senior Notes, maturing on February 9, 2029. On July 28, 2026, we issued $500 million of 5.24% Fixed-to-Floating Senior Notes, maturing on October 1, 2029. For more information about our long-term debt, see Note 13 of our 2025 Form 10-K.
Shareholders' Equity
Our preferred stock is listed on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market under the ticker symbol “ZIONP.” We have 4.4 million authorized shares of preferred stock, without par value, each carrying a liquidation preference of $1,000 per share. At June 30, 2026, 66,139 shares of Series A preferred stock were outstanding.
Our common stock is listed on the NASDAQ Global Select Market under the ticker symbol “ZION.” At June 30, 2026, there were 145.9 million shares of common stock outstanding, each with a par value of $0.001. The aggregate balance of common stock and additional paid-in-capital was $1.6 billion at June 30, 2026, compared with $1.7 billion at December 31, 2025.
In May 2026, we announced a plan to repurchase up to $225 million of our common shares outstanding during the remainder of 2026. We repurchased 1.2 million shares for $75 million, at an average price of $61.79 per share in the second quarter of 2026 and 1.3 million shares for $77 million, at an average price of $60.79 per share in the first quarter, the latter of which included $2 million of shares acquired in connection with our stock compensation plan. In July 2026, we announced a plan to repurchase up to $75 million of common shares outstanding during the third quarter as part of our previously authorized share repurchase target for 2026 of $300 million.
At June 30, 2026, the AOCI balance reflected a net loss of $1.9 billion, primarily attributable to a decline in the fair value of fixed-rate AFS securities driven by changes in interest rates. This amount includes $1.5 billion ($1.1 billion after tax) of unrealized losses associated with securities previously transferred from AFS to HTM.
The following schedule presents the changes in AOCI:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Six Months Ended June 30, 2026
Balance at December 31, 2025	$(1,917)	$(23)	$(1)	$(1,941)
Other comprehensive income (loss) before reclassifications, net of tax	20	(46)	—	(26)
Amounts reclassified from AOCI, net of tax	83	17	—	100
Other comprehensive income (loss)	103	(29)	—	74
Balance at June 30, 2026	$(1,814)	$(52)	$(1)	$(1,867)
Income tax expense (benefit) included in other comprehensive income	$31	$(9)	$—	$22
Six Months Ended June 30, 2025
Balance at December 31, 2024	$(2,301)	$(78)	$(1)	$(2,380)
Other comprehensive income before reclassifications, net of tax	92	6	—	98
Amounts reclassified from AOCI, net of tax	90	28	—	118
Other comprehensive income	182	34	—	216
Balance at June 30, 2025	$(2,119)	$(44)	$(1)	$(2,164)
Income tax expense included in other comprehensive income	$59	$11	$—	$70

	Amounts reclassified from AOCI
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
AOCI components	2026	2025	2026	2025	Affected line item on statement of income

Net unrealized gains (losses) on investment securities	$(57)	$(62)	$(110)	$(120)	Securities gains (losses), net
Less: Income tax expense (benefit)	(14)	(15)	(27)	(30)
Total	$(43)	$(47)	$(83)	$(90)
Net unrealized gains (losses) on derivative instruments and other	$(11)	$(18)	$(22)	$(37)	Interest and fees on loans; Interest on short- and long-term borrowings
Less: Income tax expense (benefit)	(3)	(5)	(5)	(9)
Total	$(8)	$(13)	$(17)	$(28)
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
The following schedule presents the contractual amounts related to off-balance sheet financial instruments used to support our customers’ financing needs:

(In millions)	June 30, 2026	December 31, 2025

Unfunded lending commitments [1]	$28,786	$29,286
Standby letters of credit:
Financial	687	643
Performance	302	288
Commercial letters of credit	37	27
Total unfunded commitments	$29,812	$30,244
1 Net of participations.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
For more information about these commitments and guarantees including their terms and collateral requirements, see Note 16 of our 2025 Form 10-K.
Legal Matters
We participate in various legal proceedings or governmental inquiries, which may include litigation in court, arbitration, investigations, examinations, and other actions initiated or considered by governmental and self-regulatory agencies. These matters may relate to lending, deposit, and other customer relationships; supplier and contractual issues; employee matters; intellectual property disputes; personal injury and other tort claims; and regulatory or legal compliance issues. While many of these matters involve individual claims, we are also subject to putative class action claims and other broader claims.
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
At June 30, 2026, we were subject to the following significant litigation:
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
Disaggregation of Revenue
The following schedule presents revenue from contracts with customers disaggregated by operating segment and reconciles those amounts to total noninterest income for the three months ended June 30, 2026 and 2025. Customer-related noninterest income from other sources represents revenue earned from customers that falls outside the scope of the applicable accounting guidance for revenue from contracts with customers.

	Zions Bank		CB&T		Amegy
(In millions)	2026	2025	2026	2025	2026	2025

Commercial account fees	$16	$15	$8	$8	$16	$15
Card fees [1]	12	12	4	5	8	7
Retail and business banking fees	6	5	4	3	4	4
Capital markets fees and income [2]	1	—	—	1	2	—
Wealth management fees	4	4	2	1	5	5
Other customer-related fees	2	2	3	2	1	1
Total noninterest income from contracts with customers	41	38	21	20	36	32
Customer-related noninterest income from other sources	7	10	12	11	9	8
Total customer-related noninterest income	48	48	33	31	45	40
Noncustomer-related noninterest income	(1)	1	5	1	5	3
Total noninterest income	$47	$49	$38	$32	$50	$43

	NBAZ		NSB		Vectra
(In millions)	2026	2025	2026	2025	2026	2025

Commercial account fees	$3	$3	$3	$3	$2	$2
Card fees [1]	4	4	4	4	2	2
Retail and business banking fees	3	2	3	3	1	1
Capital markets fees and income [2]	—	—	—	—	—	—
Wealth management fees	1	1	2	2	1	1
Other customer-related fees	—	—	—	—	1	1
Total noninterest income from contracts with customers	11	10	12	12	7	7
Customer-related noninterest income from other sources	2	1	1	1	1	1
Total customer-related noninterest income	13	11	13	13	8	8
Noncustomer-related noninterest income	1	(1)	—	—	—	3
Total noninterest income	$14	$10	$13	$13	$8	$11

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	TCBNW		Other		Consolidated Bank
(In millions)	2026	2025	2026	2025	2026	2025

Commercial account fees	$1	$1	$—	$(1)	$49	$46
Card fees [1]	—	1	2	1	36	36
Retail and business banking fees	—	—	(1)	—	20	18
Capital markets fees and income [2]	—	—	3	1	6	2
Wealth management fees	—	—	(1)	(1)	14	13
Other customer-related fees	—	—	9	9	16	15
Total noninterest income from contracts with customers	1	2	12	9	141	130
Customer-related noninterest income from other sources	1	—	8	2	41	34
Total customer-related noninterest income	2	2	20	11	182	164
Noncustomer-related noninterest income	—	—	268	19	278	26
Total noninterest income	$2	$2	$288	$30	$460	$190
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
The following schedule presents revenue from contracts with customers disaggregated by operating segment and reconciles those amounts to total noninterest income for the six months ended June 30, 2026 and 2025. Customer-related noninterest income from other sources represents revenue earned from customers that falls outside the scope of the applicable accounting guidance for revenue from contracts with customers.

	Zions Bank		CB&T		Amegy
(In millions)	2026	2025	2026	2025	2026	2025

Commercial account fees	$32	$30	$17	$16	$31	$31
Card fees [1]	25	24	9	9	15	15
Retail and business banking fees	11	10	7	6	9	8
Capital markets fees and income [2]	1	—	1	1	2	8
Wealth management fees	8	8	3	3	10	9
Other customer-related fees	4	4	6	4	2	2
Total noninterest income from contracts with customers	81	76	43	39	69	73
Customer-related noninterest income from other sources	16	14	25	18	21	14
Total customer-related noninterest income	97	90	68	57	90	87
Noncustomer-related noninterest income	2	1	8	3	7	5
Total noninterest income	$99	$91	$76	$60	$97	$92

	NBAZ		NSB		Vectra
(In millions)	2026	2025	2026	2025	2026	2025

Commercial account fees	$6	$5	$6	$6	$4	$3
Card fees [1]	8	8	8	8	5	5
Retail and business banking fees	5	4	6	6	2	2
Capital markets fees and income [2]	—	—	—	—	—	—
Wealth management fees	2	2	4	3	1	1
Other customer-related fees	—	—	—	—	3	2
Total noninterest income from contracts with customers	21	19	24	23	15	13
Customer-related noninterest income from other sources	3	1	2	2	2	3
Total customer-related noninterest income	24	20	26	25	17	16
Noncustomer-related noninterest income	1	(1)	—	—	—	3
Total noninterest income	$25	$19	$26	$25	$17	$19

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	TCBNW		Other		Consolidated Bank
(In millions)	2026	2025	2026	2025	2026	2025

Commercial account fees	$1	$1	$—	$(1)	$97	$91
Card fees [1]	1	1	(1)	—	70	70
Retail and business banking fees	—	—	—	(1)	40	35
Capital markets fees and income [2]	—	—	5	3	9	12
Wealth management fees	—	—	—	1	28	27
Other customer-related fees	1	1	15	15	31	28
Total noninterest income from contracts with customers	3	3	19	17	275	263
Customer-related noninterest income from other sources	1	1	9	6	79	59
Total customer-related noninterest income	4	4	28	23	354	322
Noncustomer-related noninterest income	—	—	275	28	293	39
Total noninterest income	$4	$4	$303	$51	$647	$361
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
11. INCOME TAXES
The effective income tax rate was 22.3% for the second quarter of 2026, compared with 21.8% for the second quarter of 2025. For the six months ended June 30, the effective tax rates were 21.8% in 2026 and 24.9% in 2025. The tax rates during these periods were primarily increased by the nondeductibility of certain Federal Deposit Insurance Corporation (“FDIC”) premiums, disallowed interest expense, and other adjustments. While FDIC insurance premiums are not deductible for tax purposes, FDIC special assessments are tax deductible. Conversely, the effective tax rates were primarily reduced by nontaxable municipal interest income and various tax credits.
The tax rate for the six months ended June 30, 2025 was further impacted by the enactment of new state tax legislation during the first quarter of 2025. This legislative change required a revaluation of our net deferred tax asset (“DTA”), which primarily arises from unrealized losses in AOCI on certain securities.
At June 30, 2026 and December 31, 2025, our net DTA totaled $673 million and $714 million, respectively. The net DTA or deferred tax liability (“DTL”) is included in either “Other assets” or “Other liabilities,” respectively, on the consolidated balance sheet.
We regularly evaluate our DTAs to determine whether a valuation allowance is required, applying the “more-likely-than-not” criterion that such assets will be realized and considering all available positive and negative evidence. Based on this evaluation, we concluded that no valuation allowance was required at June 30, 2026 or December 31, 2025.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
12. NET EARNINGS PER COMMON SHARE
The following schedule presents the basic and diluted net earnings per common share, calculated using the weighted-average number of shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except shares and per share amounts)	2026	2025	2026	2025
Basic:
Net income	$453	$244	$686	$414
Less common and preferred dividends	68	65	136	130
Undistributed earnings	385	179	550	284
Less undistributed earnings applicable to nonvested shares	5	2	7	4
Undistributed earnings applicable to common shares	380	177	543	280
Distributed earnings applicable to common shares	66	63	132	127
Total earnings applicable to common shares	$446	$240	$675	$407
Weighted average common shares outstanding (in thousands)	146,117	147,044	146,529	147,182
Net earnings per common share	$3.05	$1.63	$4.61	$2.77
Diluted:
Total earnings applicable to common shares	$446	$240	$675	$407
Weighted average common shares outstanding (in thousands)	146,117	147,044	146,529	147,182
Dilutive effect of stock options (in thousands)	93	9	92	28
Weighted average diluted common shares outstanding (in thousands)	146,210	147,053	146,621	147,210
Net earnings per common share	$3.05	$1.63	$4.61	$2.77
The following schedule presents the weighted-average stock awards that were antidilutive and therefore excluded from the calculation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025

Restricted stock and restricted stock units	1,958	1,796	1,962	1,774
Stock options	185	823	186	591
13. OPERATING SEGMENT INFORMATION
We provide a wide range of banking products and related services, primarily in 11 western states: Arizona, California, Colorado, Idaho, Nevada, New Mexico, Oregon, Texas, Utah, Washington, and Wyoming. Our operations are organized principally through seven separately managed affiliate banks, each operating under its own local brand and management team: Zions Bank, CB&T, Amegy, NBAZ, NSB, Vectra, and TCBNW. These affiliate banks constitute our primary operating segments.
Our affiliate model emphasizes local authority and accountability, including locally informed pricing and product customization, to maximize customer satisfaction, strengthen community relationships, and improve profitability and shareholder returns.
At June 30, 2026, Zions Bank operated 92 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. CB&T operated 77 branches in California. Amegy operated 76 branches in Texas. NBAZ operated 56 branches in Arizona. NSB operated 43 branches in Nevada. Vectra operated 33 branches in Colorado and one branch in New Mexico. TCBNW operated two branches in Washington and one branch in Oregon. During the first six months of 2026, all of the Bank's assets and revenues were located in or derived from operations within the United States.
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
The following schedule presents selected operating segment information that is regularly provided to the CODM to evaluate performance and allocate resources for the three months ended June 30, 2026 and 2025:

	Zions Bank		CB&T		Amegy
(In millions)	2026	2025	2026	2025	2026	2025
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$187	$182	$164	$161	$147	$137
Provision for credit losses	6	6	(8)	(18)	2	10
Net interest income after provision for credit losses	181	176	172	179	145	127
Noninterest income	47	49	38	32	50	43
Noninterest expense:
Salaries and employee benefits	36	34	34	33	28	29
Technology, telecom, and information processing	3	4	1	1	2	2
Occupancy and equipment, net	7	7	9	8	8	8
Other direct expenses [2]	13	16	12	11	10	11
Indirect/allocated expenses	90	81	62	56	70	64
Total noninterest expense	149	142	118	109	118	114
Income (loss) before taxes	$79	$83	$92	$102	$77	$56
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$15,358	$15,008	$15,398	$15,176	$14,740	$14,158
Total average deposits	21,129	20,827	15,893	15,210	15,355	14,573

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2026	2025	2026	2025	2026	2025
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$68	$64	$55	$53	$34	$36
Provision for credit losses	1	(5)	—	4	—	—
Net interest income after provision for credit losses	67	69	55	49	34	36
Noninterest income	14	10	13	13	8	11
Noninterest expense:
Salaries and employee benefits	13	13	11	11	10	10
Technology, telecom, and information processing	1	1	1	1	1	1
Occupancy and equipment, net	3	2	3	3	3	3
Other direct expenses [2]	3	6	5	4	4	3
Indirect/allocated expenses	29	26	25	24	18	17
Total noninterest expense	49	48	45	43	36	34
Income (loss) before taxes	$32	$31	$23	$19	$6	$13
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,710	$5,575	$3,803	$3,737	$3,765	$3,871
Total average deposits	7,209	6,863	7,515	7,132	3,476	3,366

	TCBNW		Other		Consolidated Bank
(In millions)	2026	2025	2026	2025	2026	2025
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$21	$18	$1	$(3)	$677	$648
Provision for credit losses	2	2	—	—	3	(1)
Net interest income after provision for credit losses	19	16	1	(3)	674	649
Noninterest income	2	2	288	30	460	190
Noninterest expense:
Salaries and employee benefits	3	3	209	203	344	336
Technology, telecom, and information processing	1	—	62	55	72	65
Occupancy and equipment, net	1	1	10	8	44	40
Other direct expenses [2]	1	1	43	34	91	86
Indirect/allocated expenses	6	4	(300)	(272)	—	—
Total noninterest expense	12	9	24	28	551	527
Income (loss) before taxes	$9	$9	$265	$(1)	$583	$312
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$2,184	$2,019	$900	$916	$61,858	$60,460
Total average deposits	1,116	1,146	4,545	5,149	76,238	74,266
1 Interest income is shown net of interest expense consistent with the information regularly provided to the CODM and used to evaluate segment performance.
2 Other direct expenses include professional and legal services, marketing and business development, deposit insurance and regulatory expense, credit-related expense, other real estate expense, and other noninterest expenses.
The following schedule presents selected operating segment information that is regularly provided to the CODM to evaluate performance and allocate resources for the six months ended June 30, 2026 and 2025:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Zions Bank		CB&T		Amegy
(In millions)	2026	2025	2026	2025	2026	2025
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$369	$358	$328	$312	$292	$269
Provision for credit losses	(7)	12	(8)	(8)	1	13
Net interest income after provision for credit losses	376	346	336	320	291	256
Noninterest income	99	91	76	60	97	92
Noninterest expense:
Salaries and employee benefits	72	70	69	67	58	59
Technology, telecom, and information processing	7	8	2	2	4	4
Occupancy and equipment, net	14	14	18	17	17	16
Other direct expenses [2]	27	33	23	21	22	25
Indirect/allocated expenses	173	160	118	106	136	128
Total noninterest expense	293	285	230	213	237	232
Income (loss) before taxes	$182	$152	$182	$167	$151	$116
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$15,206	$14,922	$15,420	$14,927	$14,680	$14,056
Total average deposits	21,040	21,018	15,954	14,917	15,234	14,692

	NBAZ		NSB		Vectra
(In millions)	2026	2025	2026	2025	2026	2025
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$134	$128	$109	$106	$68	$71
Provision for credit losses	8	(13)	4	4	(3)	9
Net interest income after provision for credit losses	126	141	105	102	71	62
Noninterest income	25	19	26	25	17	19
Noninterest expense:
Salaries and employee benefits	27	27	23	23	21	21
Technology, telecom, and information processing	2	2	2	3	1	1
Occupancy and equipment, net	6	5	6	5	6	6
Other direct expenses [2]	8	14	9	9	7	6
Indirect/allocated expenses	54	51	49	47	36	34
Total noninterest expense	97	99	89	87	71	68
Income (loss) before taxes	$54	$61	$42	$40	$17	$13
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,660	$5,638	$3,774	$3,698	$3,736	$3,896
Total average deposits	7,087	6,905	7,437	7,149	3,463	3,403

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	TCBNW		Other		Consolidated Bank
(In millions)	2026	2025	2026	2025	2026	2025
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$41	$34	$(2)	$(6)	$1,339	$1,272
Provision for credit losses	(1)	(1)	2	1	(4)	17
Net interest income after provision for credit losses	42	35	(4)	(7)	1,343	1,255
Noninterest income	4	4	303	51	647	361
Noninterest expense:
Salaries and employee benefits	7	7	428	404	705	678
Technology, telecom, and information processing	1	1	127	114	146	135
Occupancy and equipment, net	1	1	17	17	85	81
Other direct expenses [2]	3	2	78	61	177	171
Indirect/allocated expenses	10	7	(576)	(533)	—	—
Total noninterest expense	22	18	74	63	1,113	1,065
Income (loss) before taxes	$24	$21	$225	$(19)	$877	$551
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$2,136	$1,992	$883	$921	$61,495	$60,050
Total average deposits	1,116	1,140	4,520	5,366	75,851	74,590
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
ITEM 4. CONTROLS AND PROCEDURES
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 9 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A. Risk Factors in our 2025 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased [1]	Average price paid per share	Total number of shares purchased as part of announced plans or programs

April	3,093	$62.52	—
May	1,036,700	$61.66	1,036,700
June	178,770	$62.49	177,352
Second quarter 2026	1,218,563	$61.79	1,214,052
1 Includes amounts related to common shares acquired in connection with our stock compensation plan. These shares were acquired from employees to cover their payroll taxes and stock option exercise costs upon the exercise of stock options.
ITEM 5. OTHER INFORMATION
No director or officer adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement during the three months ended June 30, 2026. Our directors and officers participate in certain benefit plans, including our Omnibus Incentive Plan and Payshelter 401(k) and Employee Stock Ownership Plan. From time to time, they may elect to have shares withheld to satisfy tax-withholding obligations or to pay the exercise price of options granted under these plans. Such elections may be intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements as defined in Item 408(c) of Regulation S-K.
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

101
Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in Inline XBRL (i) the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2026 and June 30, 2025, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and June 30, 2025, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and six months ended June 30, 2026 and June 30, 2025, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and June 30, 2025, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: August 6, 2026