Form 10-Q
period 2026-09-30
ZIONS BANCORPORATION, NATIONAL ASSOCIATION /UT/
filed 2026-11-05
CIK 109380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2026 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________
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
Number of common shares outstanding at October 30, 2026: 144,945,967 shares

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
GLOSSARY OF ACRONYMS AND ABBREVIATIONS

ACL	Allowance for Credit Losses	HECL	Home Equity Credit Line
AFS	Available-for-Sale	HTM	Held-to-Maturity
AI	Artificial Intelligence	IPO	Initial Public Offering
ALLL	Allowance for Loan and Lease Losses	LTV	Loan-to-Value
Amegy	Amegy Bank, a division of Zions Bancorporation, National Association	NASDAQ	National Association of Securities Dealers Automated Quotations
AOCI	Accumulated Other Comprehensive Income or Loss	NBAZ	National Bank of Arizona, a division of Zions Bancorporation, National Association
ASC	Accounting Standards Codification	NDFI	Nondepository Financial Institution
ASU	Accounting Standards Update	NM	Not Meaningful
Board	Board of Directors	NSB	Nevada State Bank, a division of Zions Bancorporation, National Association
bps	Basis Points	OCC	Office of the Comptroller of the Currency
CB&T	California Bank & Trust, a division of Zions Bancorporation, National Association	OREO	Other Real Estate Owned
CET1	Common Equity Tier 1	PCD	Purchase Credit Deteriorated
CODM	Chief Operating Decision Maker	PEI	Private Equity Investment
CRE	Commercial Real Estate	PPNR	Pre-provision Net Revenue
CVA	Credit Valuation Adjustment	ROU	Right-of-Use
DTA	Deferred Tax Asset	RULC	Reserve for Unfunded Lending Commitments
DTL	Deferred Tax Liability	S&P	Standard & Poor's
EaR	Earnings at Risk	SBA	U.S. Small Business Administration
EVE	Economic Value of Equity	SBIC	Small Business Investment Company
FDIC	Federal Deposit Insurance Corporation	SEC	Securities and Exchange Commission
FHLB	Federal Home Loan Bank	TCBNW	The Commerce Bank Northwest, a division of Zions Bancorporation, National Association
FRB	Federal Reserve Board	U.S.	United States
FTP	Funds Transfer Pricing	Vectra	Vectra Bank Colorado, a division of Zions Bancorporation, National Association
GAAP	Generally Accepted Accounting Principles	Zions Bank	Zions Bank, a division of Zions Bancorporation, National Association
GCF	General Collateral Finance

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
•Increased demand for, and risks associated with, the development, adoption, integration, and disruptive effects of emerging technologies and products, including tokenized deposits, stablecoins, digital assets, blockchain, and artificial intelligence (“AI”), which could adversely affect deposits, liquidity, competition, and customer demand;
•Fraud, theft, or other misconduct by external parties or our employees, including the use of AI or other technologies to facilitate such activities;
•Our ability to develop, maintain, and secure resilient technology systems and effective controls to detect and respond to fraud, cybersecurity threats, data breaches, and other operational disruptions, including increasingly sophisticated AI-enabled attacks, vulnerabilities in existing cryptographic capabilities arising from quantum computing, and challenges associated with transitioning to post-quantum cryptography;

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•Our ability to effectively oversee third-party providers and mitigate risks arising from supplier performance failures, cybersecurity incidents, technology disruptions, data breaches, or other operational deficiencies;
•Changes in accounting standards, asset valuations and impairments, and our ability to access capital and funding markets on favorable terms;
•The impact of existing and proposed laws and regulations, supervisory expectations, and the outcome of legal or regulatory proceedings;
•Adverse developments affecting the banking industry that may negatively impact depositor, investor, or market confidence, the regulatory environment, or public opinion; and
•Other assumptions, risks, and uncertainties described in this quarterly report and our other SEC filings.
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
Third Quarter 2026 Financial Performance

Net Earnings Applicable to Common Shareholders (in millions)	Diluted Earnings per Share	Adjusted PPNR (in millions) [1]	Efficiency Ratio [1]
1 For information on non-GAAP financial measures, see page 40.
Executive Summary
Our financial performance in the third quarter of 2026 reflected strong year-over-year earnings growth. Net earnings applicable to common shareholders increased to $262 million, or $1.78 per diluted share, from $221 million, or $1.48 per diluted share, in the third quarter of 2025. The increase was primarily driven by improved credit performance. Customer deposit growth exceeded loan growth year-over-year, enabling the reduction of higher-cost wholesale funding.
Compared with the preceding quarter, net earnings decreased from $452 million, or $3.05 per diluted share, as second quarter results included $252 million of pre-tax net gains, primarily from sale of Visa Class B-1 shares and unrealized gains on Small Business Investment Company (“SBIC”) investments, net of associated success fee accruals.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
•Net interest income increased $12 million, or 2%, in the third quarter of 2026, compared with the prior year period, primarily reflecting increased earning assets. Net interest margin declined to 3.23% from 3.28%, as the impact of lower interest rates on earning asset yields more than offset the benefit of lower funding costs.
◦Average interest-earning assets increased $2.6 billion, or 3%, reflecting growth in average money market investments and loans and leases, partially offset by lower average investment securities. The increase in money market investments was driven by excess liquidity as deposit growth exceeded loan growth.
◦Average interest-bearing liabilities decreased $141 million, or less than 1%, as lower average borrowed funds were largely offset by growth in interest-bearing deposits and long-term debt. Average noninterest-bearing deposits increased $1.3 billion, or 5%, primarily reflecting the migration of a consumer interest-bearing product into a new noninterest-bearing offering.
•The provision for credit losses was an $8 million benefit, compared with a $49 million provision expense in the prior year period, which reflected credit losses on revolving credit facilities extended to two related commercial borrowers that financed commercial mortgage originations and purchases.
•Customer-related noninterest income increased $29 million, or 18%, reflecting broad-based growth across nearly all revenue streams. Capital markets fees and income increased primarily due to changes in net credit valuation adjustment (“CVA”), while wealth management fees increased due to growth in assets under management and personal trust fees, and retail and business banking fees increased primarily due to higher overdraft service fees.
•Noncustomer-related noninterest income decreased $21 million, or 81%, primarily due to lower net securities gains. Compared with the second quarter of 2026, noncustomer-related noninterest income declined $273 million, primarily reflecting the aforementioned pre-tax net gains recognized in the preceding quarter.
•Noninterest expense increased $26 million, or 5%, primarily reflecting higher salaries and employee benefits, professional and legal services, technology-related costs, and marketing and business development expenses. The increase also included costs associated with the acquisition and integration of the Basis Multifamily Finance agency lending platform. These increases were partially offset by lower deposit insurance and regulatory expense. The efficiency ratio was 61.9%, compared with 59.6% in the prior year quarter, and improved from 62.2% in the preceding quarter.
•Total loans and leases increased $2.2 billion, or 4%, largely driven by growth in commercial and industrial loans and term commercial real estate (“CRE”) loans, as well as consumer home equity lines.
◦Net loan and lease charge-offs totaled $3 million, or 0.02% of average loans and leases annualized, compared with $56 million, or 0.37%, in the prior year quarter, including $50 million of charge-offs related to the credit losses discussed above.
◦Credit quality improved compared with the prior year period. Nonperforming assets declined to $315 million, or 0.50% of total loans and leases and other real estate owned, from $324 million, or 0.54%. Classified loans declined to $2.1 billion, or 3.40% of total loans and leases, from $2.4 billion, or 4.00%, in the prior year period, primarily reflecting payoffs of classified CRE exposures.
•Total deposits increased $3.1 billion, or 4%, largely reflecting the impact of deposit growth initiatives. Customer deposits, excluding brokered deposits, increased $3.4 billion, or 5%, and total borrowed funds decreased $1.8 billion, or 35%, primarily reflecting lower short-term borrowings.
On July 31, 2026, we completed the acquisition of Basis Multifamily Finance I, LLC, the agency lending platform and subsidiary of Basis Investment Group, including its agency lending team, operating capabilities, and related mortgage servicing rights. The acquisition complements our existing balance sheet and capital markets capabilities and broadens the financing solutions available to multifamily clients, including through the Fannie Mae DUS® and Freddie Mac Optigo® Conventional and Small Balance Loan programs. The transaction resulted in $229 million of additional goodwill and intangible assets, $10 million of mortgage servicing rights, and approximately $1 million of liabilities.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Net Interest Income and Net Interest Margin
NET INTEREST INCOME AND NET INTEREST MARGIN

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2026	2025			2026	2025

Interest and fees on loans [1]	$877	$898	$(21)	(2)%	$2,577	$2,623	$(46)	(2)%
Interest on money market investments	53	41	12	29	135	144	(9)	(6)
Interest on securities	116	125	(9)	(7)	349	376	(27)	(7)
Total interest income	1,046	1,064	(18)	(2)	3,061	3,143	(82)	(3)
Interest on deposits	313	313	—	—	869	951	(82)	(9)
Interest on short- and long-term borrowings	49	79	(30)	(38)	169	248	(79)	(32)
Total interest expense	362	392	(30)	(8)	1,038	1,199	(161)	(13)
Net interest income	$684	$672	$12	2	$2,023	$1,944	$79	4

Average interest-earning assets	$85,420	$82,783	$2,637	3%	$84,395	$83,116	$1,279	2%
Average interest-bearing liabilities	$55,846	$55,987	$(141)	—	$55,188	$56,866	$(1,678)	(3)
			bps				bps
Net interest margin [2]	3.23%	3.28%	(5)		3.26%	3.18%	8
1 Includes interest income recoveries of $1 million and $2 million for the three months ended, and $2 million and $8 million for the nine months ended September 30, 2026, and 2025, respectively.
2 Taxable-equivalent rates used where applicable.
Net interest income accounted for 78% of net revenue (defined as the sum of net interest income and noninterest income) in both the third quarters of 2026 and 2025.
Net interest income increased $12 million, or 2%, in the third quarter of 2026, compared with the prior year period. The increase was primarily driven by growth in average earning assets, including loans and money market investments. Net interest margin declined to 3.23% from 3.28% in the prior year period, as the impact of lower interest rates on earning asset yields more than offset the benefit of lower funding costs.
Yields on Interest-earning Assets
The following chart presents the changes in yields on average interest-earning assets:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The yield on average interest-earning assets, net of hedging activity, declined 25 basis points (“bps”) in the third quarter of 2026, compared with the prior year period, reflecting the impact of lower interest rates. The net yield on average loans and leases declined 28 bps, while the net yield on average investment securities decreased 9 bps. Additionally, the yield on average money market investments decreased 76 bps, as these short-term assets repriced more quickly in the declining rate environment.
Rates Paid on Interest-bearing Liabilities
The following chart presents the changes in rates paid on average interest-bearing liabilities:
The rate paid on total deposits and interest-bearing liabilities decreased 17 bps in the third quarter of 2026, compared with the prior year period, reflecting lower interest rates and reduced reliance on short-term borrowings. The cost of total deposits declined 8 bps, as the benefit of lower interest rates was partially offset by growth in higher-cost interest-bearing deposits. Rates paid on interest-bearing deposits declined 11 bps, while rates paid on borrowed funds increased 5 bps, primarily reflecting a shift in the mix of borrowed funds toward higher-cost long-term debt.
Compared with the preceding quarter, the cost of total deposits increased 11 bps, driven in part by a shift in deposit mix toward higher-cost interest-bearing deposits and an accounting presentation change that increased the cost of total deposits by approximately 3 bps.
Interest-earning Assets
Average interest-earning assets increased $2.6 billion, or 3%, compared with the prior year period, driven by a $1.8 billion increase in average money market investments and a $1.7 billion increase in average loans and leases, partially offset by a $786 million decline in average investment securities. The increase in money market investments was driven by excess liquidity as deposit growth exceeded loan growth.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average loans and leases increased $1.7 billion, or 3%, to $62.5 billion, primarily due to growth in average commercial and commercial real estate loans.
Average investment securities decreased $786 million, or 4%, to $17.4 billion, primarily due to principal reductions, net of reinvestments. The ongoing runoff of lower-yielding securities improved the earning asset mix and contributed to the year-over-year increase in net interest income.
Interest-bearing Liabilities
Average interest-bearing liabilities decreased $141 million, or less than 1%, compared with the prior year period. The decline was primarily attributable to a significant reduction in average borrowed funds, reflecting lower short-term Federal Home Loan Bank (“FHLB”) advances. This decrease was partially offset by an increase in average interest-bearing deposits and higher average long-term debt resulting from senior note issuances completed over the past year.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Average deposits increased $3.7 billion, or 5%, to $78.0 billion. Average noninterest-bearing deposits grew $1.3 billion, or 5%, primarily due to the migration of a consumer interest-bearing product into a new noninterest-bearing offering. Noninterest-bearing deposits represented 34% of total deposits during the quarter, consistent with the prior year period. Average interest-bearing deposits increased $2.4 billion, or 5%, largely driven by deposit growth initiatives.
Average borrowed funds decreased $2.6 billion, or 39%, to $4.0 billion, primarily due to a $3.7 billion, or 68%, reduction in average short-term borrowings. This decrease was partially offset by a $1.1 billion, or 88%, increase in average long-term debt, reflecting the issuance of fixed-to-floating senior notes in July 2026, February 2026, and August 2025.
For more information regarding our investment securities portfolio and borrowed funds, as well as our approach to managing liquidity risk, refer to the “Investment Securities Portfolio” section on page 17 and the “Liquidity Risk Management” section on page 35. For a further discussion of the impacts of market rates on net interest income and our interest rate risk management practices, see the “Interest Rate and Market Risk Management” section on page 32.
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
Beginning in the third quarter of 2026, for purposes of the average balance and yield presentation, the related derivative collateral interest expense is included in interest-bearing deposits rather than other short-term borrowings, increasing the reported cost of deposits by approximately 3 bps for the three months ended September 30, 2026. The netting of qualifying derivative positions and related collateral had no impact on average balances or yields for the three and nine months ended September 30, 2025.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS, YIELDS, AND RATES

(Unaudited)	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(Dollar amounts in millions)	Average balance	Interest	Yield/ Rate [1]	Average balance	Interest	Yield/ Rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$3,073	$30	3.80%	$1,582	$17	4.42%
Federal funds sold and securities purchased under agreements to resell	2,265	23	4.07	1,940	24	4.87
Total money market investments	5,338	53	3.91	3,522	41	4.67
Trading securities	133	2	4.61	83	1	4.63
Investment securities:
Available-for-sale	9,094	71	3.09	9,078	76	3.28
Held-to-maturity	8,341	45	2.16	9,143	50	2.19
Total investment securities	17,435	116	2.64	18,221	126	2.73
Loans held for sale	73	1	NM	171	3	NM
Loans and leases, net of unearned income and fees
Commercial	32,563	461	5.62	31,558	474	5.97
Commercial real estate	14,041	220	6.20	13,611	227	6.64
Consumer	15,837	205	5.15	15,617	203	5.16
Total loans and leases	62,441	886	5.63	60,786	904	5.91
Total interest-earning assets	85,420	1,058	4.91	82,783	1,075	5.16
Cash and due from banks	679			702
Allowance for credit losses on loans and debt securities	(662)			(687)
Goodwill and intangibles	1,240			1,095
Other assets	4,744			5,262
Total assets	$91,421			$89,155
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$42,061	$227	2.14%	$39,252	$216	2.18%
Time	9,764	86	3.49	10,129	97	3.81
Total interest-bearing deposits	51,825	313	2.40	49,381	313	2.51
Borrowed funds:
Federal funds and security repurchase agreements	1,050	10	3.65	665	7	4.28
Other short-term borrowings	692	7	4.07	4,731	53	4.48
Long-term debt	2,279	32	5.57	1,210	19	6.13
Total borrowed funds	4,021	49	4.81	6,606	79	4.76
Total interest-bearing liabilities	55,846	362	2.57	55,987	392	2.78
Noninterest-bearing demand deposits	26,154			24,922
Other liabilities	1,631			1,564
Total liabilities	83,631			82,473
Shareholders’ equity:
Preferred equity	66			66
Common equity	7,724			6,616
Total shareholders’ equity	7,790			6,682
Total liabilities and shareholders’ equity	$91,421			$89,155
Spread on average interest-bearing funds			2.34%			2.38%
Net impact of noninterest-bearing sources of funds			0.89%			0.90%
Net interest margin		$696	3.23%		$683	3.28%
Memo: total deposits	$77,979	313	1.59%	$74,303	313	1.67%
Memo: total deposits and interest-bearing liabilities	$82,000	362	1.75%	$80,909	392	1.92%
1 Taxable-equivalent rates used where applicable.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(Unaudited)	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(Dollar amounts in millions)	Average balance	Interest	Yield/ Rate [1]	Average balance	Interest	Yield/ Rate [1]
ASSETS
Money market investments:
Interest-bearing deposits	$2,299	$66	3.86%	$1,586	$53	4.51%
Federal funds sold and securities purchased under agreements to resell	2,271	69	4.06	2,552	91	4.77
Total money market investments	4,570	135	3.96	4,138	144	4.67
Trading securities	154	5	4.73	117	4	4.68
Investment securities:
Available-for-sale	9,169	209	3.04	9,091	223	3.27
Held-to-maturity	8,550	140	2.19	9,348	155	2.22
Total investment securities	17,719	349	2.63	18,439	378	2.74
Loans held for sale	138	7	NM	124	5	NM
Loans and leases, net of unearned income and fees
Commercial	32,197	1,356	5.63	31,327	1,383	5.90
Commercial real estate	13,807	637	6.17	13,593	673	6.61
Consumer	15,810	606	5.12	15,378	591	5.14
Total loans and leases	61,814	2,599	5.62	60,298	2,647	5.87
Total interest-earning assets	84,395	3,095	4.90	83,116	3,178	5.11
Cash and due from banks	698			703
Allowance for credit losses on loans and debt securities	(668)			(691)
Goodwill and intangibles	1,140			1,082
Other assets	4,828			5,317
Total assets	$90,393			$89,527
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest-bearing deposits:
Savings and money market	$40,695	$618	2.03%	$39,256	$637	2.17%
Time	9,714	251	3.45	10,601	314	3.96
Total interest-bearing deposits	50,409	869	2.31	49,857	951	2.55
Borrowed funds:
Federal funds and security repurchase agreements	742	20	3.64	1,279	41	4.34
Other short-term borrowings	2,039	66	4.34	4,685	157	4.49
Long-term debt	1,998	83	5.55	1,045	50	6.29
Total borrowed funds	4,779	169	4.74	7,009	248	4.73
Total interest-bearing liabilities	55,188	1,038	2.52	56,866	1,199	2.82
Noninterest-bearing demand deposits	26,159			24,637
Other liabilities	1,520			1,571
Total liabilities	82,867			83,074
Shareholders’ equity:
Preferred equity	66			66
Common equity	7,460			6,387
Total shareholders’ equity	7,526			6,453
Total liabilities and shareholders’ equity	$90,393			$89,527
Spread on average interest-bearing funds			2.38%			2.29%
Net impact of noninterest-bearing sources of funds			0.88%			0.89%
Net interest margin		$2,057	3.26%		$1,979	3.18%
Memo: total deposits	$76,568	869	1.52%	$74,494	951	1.71%
Memo: total deposits and interest-bearing liabilities	$81,347	1,038	1.69%	$81,503	1,199	1.98%
1 Taxable-equivalent rates used where applicable.

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
The ACL was $696 million at September 30, 2026, compared with $725 million at September 30, 2025. The year-over-year decrease in the ACL primarily reflects changes in loan portfolio composition and lower reserves associated with CRE portfolio-specific risks, partially offset by less favorable economic forecasts, adjustments to economic scenario weightings, and increased lending activity. The ratio of ACL to total loans and leases was 1.11% at September 30, 2026, compared with 1.20% at September 30, 2025.
The following schedule summarizes the primary drivers of the year-over-year change in the ACL, including changes in economic forecasts and scenario weightings, credit quality trends and portfolio-specific risks, and loan portfolio composition:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The ACL estimate is derived using econometric loss models that incorporate multiple economic scenarios, including optimistic, baseline, and stressed conditions. These scenarios are weighted to determine the overall credit loss estimate, and management may adjust the weightings based on its assessment of current economic conditions and reasonable and supportable forecasts.
The second bar reflects the impact of changes in economic forecasts and current economic conditions, incorporating management’s judgment in determining the scenario weightings for the current period. These changes resulted in a $35 million increase in the ACL compared with the prior year, primarily driven by the increased weighting assigned to more adverse economic scenarios.
The third bar captures changes in credit quality factors, including risk grade migration, portfolio-specific risks, and specific reserves on loans. Collectively, these factors contributed to a $13 million decrease in the ACL, largely driven by reduced CRE portfolio-specific risks.
The fourth bar represents the effect of changes in the composition of the loan portfolio, including shifts in loan balances and mix, the aging of the portfolio, and other qualitative risk factors. These changes resulted in a $51 million decrease in the ACL, largely driven by changes in the loan portfolio mix, partially offset by $2.2 billion in period-end loan growth.
The provision for credit losses, which includes both the provision for loan and lease losses and the provision for unfunded lending commitments, resulted in a benefit of $8 million in the third quarter of 2026, compared with a provision expense of $49 million in the third quarter of 2025. The year-over-year decrease in provision for credit losses was due to credit losses recognized in the prior year quarter on revolving credit facilities extended to two related commercial borrowers that financed commercial mortgage originations and purchases. The provision for securities losses was less than $1 million during both the third quarters of 2026 and 2025.
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
Noninterest income accounted for 22% of total net revenue (defined as the sum of net interest income and noninterest income) in both the third quarters of 2026 and 2025. It increased $8 million, or 4%, for the three months

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ended September 30, and $294 million, or 53%, for the nine months ended September 30, 2026, relative to the same prior year period, primarily due to the pre-tax net gains recognized in the second quarter of 2026.
The following schedule presents a comparison of the major components of noninterest income:
NONINTEREST INCOME

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2026	2025			2026	2025

Commercial account fees	$49	$47	$2	4%	$146	$138	$8	6%
Card fees	25	24	1	4	71	71	—	—
Retail and business banking fees	21	19	2	11	61	55	6	11
Loan-related fees and income	20	20	—	—	65	56	9	16
Capital markets fees and income	46	24	22	92	110	79	31	39
Wealth management fees	16	14	2	14	47	43	4	9
Other customer-related fees	15	15	—	—	46	43	3	7
Customer-related noninterest income	192	163	29	18	546	485	61	13
Dividends and other income	9	15	(6)	(40)	30	34	(4)	(12)
Securities gains (losses), net	(4)	11	(15)	NM	268	31	237	NM
Noncustomer-related noninterest income	5	26	(21)	(81)	298	65	233	NM
Total noninterest income	$197	$189	$8	4	$844	$550	$294	53
Adjusted customer-related noninterest income [1]	$182	$174	$8	5%	$537	$496	$41	8%
1 Net of CVA. For information on non-GAAP financial measures, see page 40.
Customer-related Noninterest Income
Customer-related noninterest income increased $29 million, or 18%, compared with the prior year period, reflecting broad-based growth across nearly all revenue streams. Capital markets fees and income increased $22 million, largely reflecting changes in net CVA. Excluding net CVA, capital markets fees and income increased $1 million compared with the prior year period, reflecting higher swap fee revenue. Wealth management fees increased $2 million, reflecting growth in portfolio management and personal trust fees, while retail and business banking fees also increased $2 million, primarily due to higher overdraft service fees.
For the nine months ended September 30, 2026, customer-related noninterest income increased $61 million, or 13%, compared with the same prior year period. Excluding net CVA, capital markets fees and income increased $11 million, or 12%, reflecting growth in swap and loan syndication fees, partially offset by lower investment banking advisory fees. Loan-related fees and income increased $9 million, primarily reflecting higher residential mortgage loan sales activity. Commercial account fees increased $8 million, mainly due to growth in account analysis fees. Retail and business banking fees increased $6 million, reflecting the same drivers noted above, while other customer-related fees increased $3 million, primarily driven by growth in corporate trust fees.
Noncustomer-related Noninterest Income
Noncustomer-related noninterest income decreased $21 million, or 81%, compared with the prior year period, primarily due to a $15 million decline in net securities gains, reflecting lower valuation adjustments in our SBIC investment portfolio relative to the prior year quarter. Dividends and other income decreased $6 million, primarily due to a gain on the sale of bank-owned property and higher FHLB stock dividends in the prior year period.
For the nine months ended September 30, 2026, noncustomer-related noninterest income increased $233 million compared with the same prior year period. The increase was primarily attributable to a $237 million increase in net securities gains, largely reflecting significant pre-tax gains recognized in the second quarter of 2026 from the sale of Class B-1 shares of Visa, Inc., as well as unrealized gains within the SBIC investment portfolio.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Noninterest Expense
The following schedule presents a comparison of the major components of noninterest expense:
NONINTEREST EXPENSE

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2026	2025			2026	2025

Salaries and employee benefits	$345	$337	$8	2%	$1,050	$1,015	$35	3%
Technology, telecom, and information processing	76	70	6	9	222	205	17	8
Occupancy and equipment, net	43	42	1	2	128	123	5	4
Professional and legal services	20	14	6	43	62	40	22	55
Marketing and business development	14	11	3	27	41	34	7	21
Deposit insurance and regulatory expense	12	16	(4)	(25)	34	58	(24)	(41)
Credit-related expense	8	6	2	33	23	18	5	28
Other real estate expense, net	1	—	1	NM	2	—	2	NM
Other	34	31	3	10	104	99	5	5
Total noninterest expense	$553	$527	$26	5	$1,666	$1,592	$74	5
Adjusted noninterest expense (non-GAAP)	$549	$520	$29	6%	$1,653	$1,574	$79	5%
Noninterest expense increased $26 million, or 5%, compared with the prior year quarter. Salaries and employee benefits expense increased $8 million, primarily due to higher incentive compensation accruals driven by year-over-year improvement in performance metrics, as well as increased employee benefits costs. Professional and legal services expense increased $6 million, primarily reflecting higher costs for outsourced services. Technology, telecom, and information processing expense increased $6 million, driven by higher application software, licensing, and maintenance costs. Marketing and business development expense increased $3 million, primarily due to customer acquisition and deposit growth initiatives. Other noninterest expense increased $3 million, reflecting higher miscellaneous operating costs, partially offset by a lower success fee accrual associated with SBIC investments.
These increases were partially offset by a $4 million decrease in deposit insurance and regulatory expense, primarily attributable to higher Federal Deposit Insurance Corporation (“FDIC”) assessment costs in the prior year quarter associated with the level of classified loans.
Adjusted noninterest expense increased $29 million, or 6%, primarily due to the same factors discussed above. The efficiency ratio was 61.9%, compared with 59.6%, and improved from 62.2% in the preceding quarter. For more information regarding non-GAAP financial measures, see page 40.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the composition of our technology spend:
TECHNOLOGY SPEND

	Three Months Ended September 30,		Amount change	Percent change	Nine Months Ended September 30,		Amount change	Percent change
(Dollar amounts in millions)	2026	2025			2026	2025

Technology, telecom, and information processing expense	$76	$70	$6	9%	$222	$205	$17	8%
Less: related amortization and depreciation	(20)	(20)	—	—	(57)	(58)	1	(2)
Other technology-related expense	68	64	4	6	200	186	14	8
Capitalized technology investments	14	17	(3)	(18)	39	46	(7)	(15)
Total technology spend	$138	$131	$7	5	$404	$379	$25	7
Total technology spend increased $7 million, or 5%, compared with the prior year quarter. The increase was primarily due to higher technology, telecom, and information processing expenses, reflecting previously noted increases in application software, licensing, and maintenance costs, as well as higher technology-related expense associated with expanded professional and outsourced technology services. These increases were partially offset by a decline in capitalized technology investments, primarily due to higher investment levels in the prior year.
Income Taxes
The following schedule summarizes the income tax expense and effective tax rates for the periods presented:
INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollar amounts in millions)	2026	2025	2026	2025

Income before income taxes	$336	$285	$1,213	$836
Income tax expense	73	63	264	200
Effective tax rate	21.7%	22.1%	21.8%	23.9%
The effective tax rate was 21.7% and 22.1% for the three months ended September 30, 2026 and 2025, respectively, and 21.8% and 23.9% for the nine months ended September 30, 2026 and 2025, respectively. The year-over-year decrease in the nine-month rate was primarily due to Utah tax legislation enacted in the first quarter of 2025, which required remeasurement of the net deferred tax asset (“DTA”) and resulted in additional tax expense in the prior year period.
For more information about the factors affecting our effective tax rates, as well as details on deferred income tax assets and liabilities, see Note 11 of the Notes to Consolidated Financial Statements.
BALANCE SHEET ANALYSIS
Investment Securities Portfolio
Investment securities are classified as either available-for-sale (“AFS”) or held-to-maturity (“HTM”), and are primarily used to provide balance sheet liquidity. The portfolio largely consists of securities that can be readily converted to cash or used to generate liquidity through secured borrowing agreements, without the need to sell the securities. Our investment securities portfolio also helps to balance the inherent interest rate mismatch between loans and deposits, thereby helping to preserve the economic value of shareholders’ equity. The estimated deposit duration at September 30, 2026 was assumed to be longer than the loan duration (including swaps). At September 30, 2026, the investment securities portfolio had an estimated duration of 3.4 years, compared with 3.8 years at December 31, 2025. The duration, which measures price sensitivity to changes in interest rates, declined modestly during the period, primarily reflecting the natural aging of the portfolio.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
For more information about our borrowing capacity associated with the investment securities portfolio and our approach to managing liquidity risk, refer to the “Liquidity Risk Management” section on page 35. For more information on fair value measurements and the accounting for our investment securities portfolio, refer to Note 3 and Note 5 of the Notes to Consolidated Financial Statements.
The following schedule presents the major components of our investment securities portfolio:
INVESTMENT SECURITIES PORTFOLIO

	September 30, 2026			December 31, 2025
(In millions)	Par Value	Amortized cost	Fair value	Par Value	Amortized cost	Fair value
Available-for-sale
U.S. Treasury securities	$2,300	$2,292	$2,065	$1,500	$1,500	$1,411
U.S. Government agencies and corporations:
Agency securities	263	260	238	317	313	298
Agency guaranteed mortgage-backed securities	6,640	6,631	5,414	7,213	7,207	6,223
Small Business Administration loan-backed securities	267	283	269	334	355	341
Municipal securities	803	858	775	884	953	909
Other debt securities	25	25	25	25	25	25
Total available-for-sale	10,298	10,349	8,786	10,273	10,353	9,207
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	127	127	121	137	137	134
Agency guaranteed mortgage-backed securities	9,289	7,904	7,511	10,008	8,459	8,545
Municipal securities	237	237	224	271	271	261
Total held-to-maturity	9,653	8,268	7,856	10,416	8,867	8,940
Total investment securities	$19,951	$18,617	$16,642	$20,689	$19,220	$18,147
The amortized cost of total investment securities decreased $603 million, or 3%, from December 31, 2025, primarily due to principal reductions, net of reinvestments. At both September 30, 2026 and December 31, 2025, approximately 6% of the portfolio consisted of floating-rate instruments. At September 30, 2026, we maintained active pay-fixed interest rate swaps with an aggregate notional amount of $4.5 billion that are designated as fair value hedges of fixed-rate AFS securities and effectively convert the fixed interest income on the hedged portion of the securities to a floating rate.
At September 30, 2026, the AFS investment securities portfolio included approximately $51 million in net premium, distributed across various security categories. Taxable-equivalent premium amortization for these investment securities totaled $10 million for the third quarter of 2026, compared with $12 million in the same prior year period.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents our total investments and extensions of credit to municipalities:
MUNICIPAL INVESTMENTS AND EXTENSIONS OF CREDIT

(In millions)	September 30, 2026	December 31, 2025

Loans and leases	$4,295	$4,294
Unfunded lending commitments	527	384
Available-for-sale securities	775	909
Held-to-maturity securities	237	271
Trading securities	191	64
Total	$6,025	$5,922
Our municipal loans and securities are primarily concentrated within our geographic footprint. Municipal securities are internally risk-graded using methodologies consistent with those applied to loans, with risk-grading frameworks tailored to the size and characteristics of the underlying credit exposure. Internal risk ratings—Pass, Special Mention, and Substandard—align with regulatory risk classifications. At September 30, 2026, all municipal securities were classified as Pass.
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
Loan and Lease Portfolio
We offer a wide range of lending products to commercial customers, primarily small- and medium-sized businesses, as well as other products secured by CRE. Additionally, we provide various retail banking products and services to consumers and small businesses. The following schedule presents the composition of our loan and lease portfolio:
LOAN AND LEASE PORTFOLIO

	September 30, 2026		December 31, 2025
(Dollar amounts in millions)	Amount	% of total loans	Amount	% of total loans
Commercial:
Commercial and industrial	$18,758	30.0%	$18,111	29.7%
Owner-occupied	9,357	14.9	9,274	15.2
Municipal	4,295	6.9	4,294	7.1
Total commercial	32,410	51.8	31,679	52.0
Commercial real estate:
Term	11,747	18.8	11,234	18.4
Construction and land development	2,408	3.9	2,162	3.6
Total commercial real estate	14,155	22.7	13,396	22.0
Consumer:
1-4 family residential	10,370	16.6	10,462	17.2
Home equity credit line	4,134	6.6	3,950	6.5
Construction and other consumer real estate	751	1.2	782	1.3
Bankcard and other revolving plans	539	0.9	515	0.8
Other	113	0.2	116	0.2
Total consumer	15,907	25.5	15,825	26.0
Total loans and leases	$62,472	100.0%	$60,900	100.0%
For the first nine months of 2026, loans and leases increased $1.6 billion, or 3%, to $62.5 billion at September 30, 2026, from $60.9 billion at December 31, 2025. The increase was primarily driven by growth in commercial and industrial loans and term commercial real estate loans. The ratio of loans and leases to total assets remained stable at 69%, consistent with December 31, 2025. Commercial and industrial loans remained the largest loan segment, representing 30% of total loans at September 30, 2026, consistent with December 31, 2025.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Other Noninterest-Bearing Investments
Other noninterest-bearing investments consist of equity investments held primarily for capital appreciation, dividends, or to meet certain regulatory requirements. The following schedule presents our related investments.
OTHER NONINTEREST-BEARING INVESTMENTS

(Dollar amounts in millions)	September 30, 2026	December 31, 2025	Amount change	Percent change

Bank-owned life insurance	$582	$573	$9	2%
Federal Home Loan Bank stock	10	100	(90)	(90)
Federal Reserve stock	50	54	(4)	(7)
Farmer Mac stock	34	31	3	10
SBIC investments	333	271	62	23
Other	60	47	13	28
Total other noninterest-bearing investments	$1,069	$1,076	$(7)	(1)
Other noninterest-bearing investments decreased $7 million, or 1%, during the first nine months of 2026. The decrease was primarily driven by lower holdings of FHLB stock, reflecting a significant reduction in FHLB borrowings. To maintain borrowing capacity, we are required to hold FHLB stock equal to 4% to 5% of outstanding FHLB borrowings. This decrease was partially offset by growth in the SBIC investment portfolio, primarily resulting from valuation adjustments on related investments.
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
Deposits
Deposits are our primary funding source. The following schedule presents the composition of our deposit portfolio:
DEPOSIT PORTFOLIO

	September 30, 2026		December 31, 2025
(Dollar amounts in millions)	Amount	% of total deposits	Amount	% of total deposits
Deposits by type
Noninterest-bearing demand	$26,371	33.8%	$25,823	34.1%
Interest-bearing:
Savings and money market	42,319	54.3	39,914	52.8
Time	5,771	7.4	6,070	8.0
Brokered	3,487	4.5	3,837	5.1
Total interest-bearing	51,577	66.2	49,821	65.9
Total deposits	$77,948	100.0%	$75,644	100.0%
Customer deposits (excludes brokered deposits)	$74,461		$71,807
Deposit-related metrics
Estimated amount of insured deposits	$42,272	54%	$41,228	55%
Estimated amount of uninsured deposits	35,676	46	34,416	45
Estimated amount of collateralized deposits [1]	2,818	4	3,212	4
Loan-to-deposit ratio	80%		81%
1 Includes both insured and uninsured deposits.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Total deposits increased $2.3 billion, or 3%, from December 31, 2025, reflecting growth in both interest-bearing and noninterest-bearing deposits. Customer deposits, excluding brokered deposits, increased to $74.5 billion from $71.8 billion. The increase in customer deposits supported a reduction in higher-cost wholesale funding, including short-term borrowings, with excess liquidity used to increase money market investments. Growth in interest-bearing deposits was driven by focused deposit-gathering initiatives, while noninterest-bearing demand deposits increased primarily due to the migration of balances from a consumer interest-bearing product to a new noninterest-bearing offering.
At September 30, 2026 and December 31, 2025, customer deposits included approximately $6.6 billion and $6.8 billion, respectively, of reciprocal deposits that were not classified as brokered deposits under applicable FDIC regulations. These deposits represented approximately 8% and 9% of total deposits at the respective dates and provide customers with access to additional deposit insurance coverage while allowing them to maintain their banking relationships with us. At September 30, 2026, reciprocal deposits were well below our FDIC regulatory cap for exclusion from brokered deposit classification.
At September 30, 2026, the estimated amount of uninsured deposits totaled $35.7 billion, or 46% of total deposits, compared with 45% at December 31, 2025. The loan-to-deposit ratio was 80% at September 30, 2026, compared with 81% at December 31, 2025. For additional information regarding liquidity, including the ratio of available liquidity to uninsured deposits, see “Liquidity Risk Management” on page 35.
RISK MANAGEMENT
We are exposed to a broad range of risks, including credit risk, interest rate and market risk, liquidity risk, strategic and business risk, operational risk, technology risk, cybersecurity risk, capital/financial reporting risk, legal/compliance risk (including regulatory risk), and reputational risk. Oversight of these risks is conducted through various management and board committees, with the Enterprise Risk Management Committee serving as the primary coordinating body. To address these risks, we employ comprehensive risk management practices designed to promote prudent risk-taking and effective oversight. Risk management is embedded in our operations and functions as a critical driver of overall performance, closely aligned with our key strategic objectives. For a more comprehensive discussion of these risks, see “Risk Factors” in our 2025 Form 10-K.
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
U.S. Government Agency Guaranteed Loans
We participate in several guaranteed lending programs sponsored by United States (“U.S.”) government agencies, including the U.S. Small Business Administration (“SBA”), Federal Housing Authority, U.S. Department of Veterans Affairs, Export-Import Bank of the U.S., and the U.S. Department of Agriculture. At September 30, 2026, approximately $655 million in loans were guaranteed, primarily by the SBA.
The following schedule presents the composition of our U.S. government agency guaranteed loans:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
U.S. GOVERNMENT AGENCY GUARANTEED LOANS

	September 30, 2026		December 31, 2025
(Dollar amounts in millions)	Amount	Percent guaranteed	Amount	Percent guaranteed

Commercial	$830	76%	$766	77%
Commercial real estate	28	76	31	71
Consumer	4	100	4	100
Total loans	$862	76	$801	77
Commercial Lending
The following schedule presents the composition of our commercial lending portfolio:
COMMERCIAL LENDING PORTFOLIO

	September 30, 2026		December 31, 2025
(Dollar amounts in millions)	Amount	% of total commercial loans	Amount	% of total commercial loans	Amount change	Percent change
Commercial:
Commercial and industrial [1]	$18,758	57.9%	$18,111	57.2%	$647	3.6%
Owner-occupied	9,357	28.9	9,274	29.3	83	0.9
Municipal	4,295	13.2	4,294	13.5	1	—
Total commercial	$32,410	100.0%	$31,679	100.0%	$731	2.3
1 Effective March 31, 2026, balances previously reported as “Leasing” were reclassified to the “Commercial and industrial” loan segment. Prior period amounts have been reclassified to conform to the current presentation. At September 30, 2026 and December 31, 2025, the leasing portfolio totaled $331 million and $367 million, respectively.
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
The following schedule presents the geographic distribution of our commercial lending portfolio, based on the location of the primary borrower:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
COMMERCIAL LENDING BY GEOGRAPHY

	September 30, 2026			December 31, 2025
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Commercial:
Arizona	$2,355	7.3%	$4	$2,338	7.4%	$7
California	6,499	20.0	115	6,351	20.0	68
Colorado	1,647	5.1	6	1,710	5.4	4
Nevada	1,452	4.5	1	1,384	4.4	2
Texas	8,200	25.3	25	7,978	25.2	32
Utah/Idaho	6,920	21.4	20	6,479	20.4	23
Washington/Oregon	1,407	4.3	1	1,425	4.5	8
Other [1]	3,930	12.1	4	4,014	12.7	2
Total commercial	$32,410	100.0%	$176	$31,679	100.0%	$146
1 No other geography exceeded 1.9% and 2.1% for September 30, 2026 and December 31, 2025, respectively.
The following schedule presents the industry distribution of our commercial lending portfolio, classified based on the North American Industry Classification System:
COMMERCIAL LENDING BY INDUSTRY

	September 30, 2026			December 31, 2025
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Real estate, rental, and leasing	$3,525	10.9%	$17	$3,321	10.5%	$32
Retail trade	2,872	8.9	12	2,810	8.9	6
Manufacturing	2,846	8.8	17	2,591	8.2	20
Finance and insurance	2,357	7.3	9	2,306	7.3	10
Healthcare and social assistance	2,282	7.0	9	2,342	7.4	7
Wholesale trade	2,224	6.9	3	1,870	5.9	1
Public administration	1,807	5.6	—	2,226	7.0	—
Hospitality and food services	1,699	5.2	32	1,423	4.5	2
Construction	1,616	5.0	11	1,529	4.8	13
Transportation and warehousing	1,529	4.7	3	1,567	4.9	6
Utilities [1]	1,457	4.5	18	1,591	5.0	—
Educational services	1,422	4.4	5	1,187	3.7	—
Other Services (except Public administration)	1,225	3.8	2	1,098	3.5	2
Mining, quarrying, and oil and gas extraction	1,184	3.6	—	1,284	4.1	—
Professional, scientific, and technical services	1,002	3.1	6	1,071	3.4	3
Other [2]	3,363	10.3	32	3,463	10.9	44
Total	$32,410	100.0%	$176	$31,679	100.0%	$146
1 Includes primarily utilities, power, and renewable energy.
2 No other industry group exceeded 3.2% for both September 30, 2026 and December 31, 2025.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
limits, stress testing, compliance monitoring, and ongoing assessments of portfolio quality, liquidity, and capital adequacy. For a more detailed discussion of these NDFIs, see the corresponding section in our 2025 Form 10-K.
At September 30, 2026, loans to NDFIs totaled $2.2 billion, representing 7% of total commercial loans and 4% of total loans, compared with $2.0 billion, or 6% of total commercial loans and 3% of total loans, at December 31, 2025.
The following schedule presents the composition of our NDFI lending portfolio:
NDFI LENDING PORTFOLIO

	September 30, 2026			December 31, 2025
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans

Mortgage credit intermediaries	$335	15.2%	$9	$352	17.6%	$9
Business credit intermediaries	945	42.8	—	968	48.4	—
Private equity funds	118	5.3	—	121	6.1	—
Consumer credit intermediaries	272	12.3	—	303	15.2	—
Other financial institutions	540	24.4	—	253	12.7	1
Total NDFI portfolio	$2,210	100.0%	$9	$1,997	100.0%	$10
NDFI loan balances increased during the first nine months of 2026, primarily due to a second-quarter reclassification of commercial loans to the NDFI category based on industry and purpose. The following schedule presents NDFI credit quality metrics:
NDFI CREDIT QUALITY

(Dollar amounts in millions)	September 30, 2026	December 31, 2025
Credit quality metrics
Criticized loan ratio	1.1%	0.8%
Classified loan ratio	1.1%	0.8%
Nonaccrual loan ratio	0.4%	0.5%
Delinquency ratio	0.4%	—%
Annualized ratio of NDFI net charge-offs[1] to average loans	—%	2.7%
Ratio of allowance for credit losses to NDFI loans, at period end	1.31%	1.03%
1 Ratios are annualized for September 30, 2026, and represent full-year amounts for December 31, 2025. Total NDFI net charge-offs in 2025 included a $50 million charge-off associated with revolving lines of credit extended to two related commercial borrowers to finance the origination and purchase of commercial and residential mortgages.
Commercial Real Estate Lending
The following schedule presents the composition of our CRE lending portfolio:
COMMERCIAL REAL ESTATE LENDING PORTFOLIO

	September 30, 2026		December 31, 2025
(Dollar amounts in millions)	Amount	% of total CRE loans	Amount	% of total CRE loans	Amount change	Percent change
Commercial real estate:
Term	$11,747	83.0%	$11,234	83.9%	$513	4.6%
Construction and land development	2,408	17.0	2,162	16.1	246	11.4
Total commercial real estate	$14,155	100.0%	$13,396	100.0%	$759	5.7

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Term CRE loans typically have maturities ranging from three to seven years and may incorporate full, partial, or non-recourse guarantee structures. Standard term CRE loan arrangements generally include operating covenants that are evaluated annually for compliance, requiring loan rebalancing based on minimum debt service coverage, debt yield, or loan-to-value (“LTV”) ratios.
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
At September 30, 2026, the weighted average LTV ratio for our term CRE portfolio was below 60%. For CRE loans, LTV is calculated as the loan amount divided by the most recent appraised value of the underlying collateral. For a more comprehensive discussion of our CRE loan portfolio, see “Commercial Real Estate Loans” in our 2025 Form 10-K. The following schedule presents the geographic distribution of our commercial real estate lending portfolio, based on the location of the primary collateral:
COMMERCIAL REAL ESTATE LENDING BY GEOGRAPHY

	September 30, 2026			December 31, 2025
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans
Commercial real estate:
Arizona	$1,759	12.4%	$—	$1,709	12.8%	$—
California	3,685	26.0	36	3,549	26.5	22
Colorado	758	5.4	—	726	5.4	16
Nevada	1,034	7.3	—	1,016	7.6	—
Texas	2,707	19.1	4	2,566	19.2	5
Utah/Idaho	2,588	18.3	—	2,376	17.7	—
Washington/Oregon	1,173	8.3	—	1,122	8.4	30
Other	451	3.2	—	332	2.4	—
Total commercial real estate	$14,155	100.0%	$40	$13,396	100.0%	$73
The following schedule presents our commercial real estate lending portfolio by the type of collateral:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
COMMERCIAL REAL ESTATE LENDING BY COLLATERAL TYPE

	September 30, 2026			December 31, 2025
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans
Commercial property
Multifamily	$4,151	29.3%	$—	$3,994	29.8%	$—
Industrial	3,250	23.0	7	3,045	22.7	—
Retail	1,792	12.7	—	1,586	11.8	—
Office	1,537	10.9	30	1,675	12.5	67
Hospitality	816	5.8	3	678	5.1	5
Land	291	2.0	—	286	2.1	—
Other [1]	1,550	10.9	—	1,436	10.8	—
Residential property [2]
Single family	438	3.1	—	398	3.0	1
Land	109	0.8	—	111	0.8	—
Condo/Townhome	15	0.1	—	29	0.2	—
Other [1]	206	1.4	—	158	1.2	—
Total	$14,155	100.0%	$40	$13,396	100.0%	$73
1 Included in the total amount of the “Other” commercial and residential categories was approximately $328 million and $232 million of unsecured loans at September 30, 2026 and December 31, 2025, respectively.
2 Residential property consists primarily of loans provided to commercial homebuilders for land, lot, and single-family housing developments.
As previously noted, our CRE lending portfolio remains well diversified across both geographic markets and collateral types, with multifamily properties representing the largest concentration. Given ongoing investor interest in multifamily, industrial, and office collateral types, we have provided additional analysis of these segments within our CRE portfolio below. For CRE loans approaching maturity, we generally expect substantially all borrowers to successfully refinance either with the Bank or other lending institutions. This expectation is supported by strong underlying property cash flows, prudent LTV ratios, sufficient borrower equity contributions, and the financial strength and support of guarantors.
Multifamily CRE
At September 30, 2026 and December 31, 2025, the multifamily CRE loan portfolio totaled $4.2 billion and $4.0 billion, respectively, and represented 29% and 30% of the total CRE loan portfolio at each respective period end. Approximately 38% of the multifamily CRE loan portfolio is scheduled to mature within the next 12 months.
In July 2026, we completed the acquisition of Basis Multifamily Finance I, LLC, including its agency lending team, operating capabilities, and related mortgage servicing rights. The acquisition expands our multifamily lending capabilities and broadens the financing solutions available to multifamily clients. See “Executive Summary” for more information.
The following schedule presents the composition of our multifamily CRE loan portfolio, along with related credit quality metrics:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
MULTIFAMILY CRE LOAN PORTFOLIO

(Dollar amounts in millions)	September 30, 2026	December 31, 2025
Multifamily CRE
Term	$3,330	$3,203
Construction and land development	821	791
Total multifamily CRE	$4,151	$3,994
Credit quality metrics
Criticized loan ratio	14.1%	17.5%
Classified loan ratio	10.9%	15.0%
Nonaccrual loan ratio	—%	—%
Delinquency ratio	—%	—%
Annualized ratio of multifamily CRE net charge-offs (recoveries) to average loans	—%	—%
Ratio of allowance for credit losses to multifamily CRE loans, at period end	1.28%	1.50%
Weighted average LTV for multifamily term CRE loans	55%	59%
Industrial CRE
At September 30, 2026 and December 31, 2025, the industrial CRE loan portfolio totaled $3.3 billion and $3.0 billion, respectively, and represented 23% of the total CRE loan portfolio at each respective period end. Approximately 31% of the industrial CRE loan portfolio is scheduled to mature within the next 12 months.
The following schedule presents the composition of our industrial CRE loan portfolio and other related credit quality metrics:
INDUSTRIAL CRE LOAN PORTFOLIO

(Dollar amounts in millions)	September 30, 2026	December 31, 2025
Industrial CRE
Term	$2,802	$2,720
Construction and land development	448	325
Total industrial CRE	$3,250	$3,045
Credit quality metrics
Criticized loan ratio	9.0%	11.3%
Classified loan ratio	7.4%	10.3%
Nonaccrual loan ratio	0.2%	—%
Delinquency ratio	0.3%	—%
Annualized ratio of industrial CRE net charge-offs (recoveries) to average loans	—%	—%
Ratio of allowance for credit losses to industrial CRE loans, at period end	0.77%	1.48%
Weighted average LTV for industrial term CRE loans	55%	63%
Office CRE
At September 30, 2026 and December 31, 2025, the office CRE loan portfolio totaled $1.5 billion and $1.7 billion, respectively, and represented 11% and 13% of the total CRE loan portfolio at each respective period end. Approximately 35% of the office CRE loan portfolio is scheduled to mature within the next 12 months.
The following schedule presents the composition of our office CRE loan portfolio and other related credit quality metrics:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
OFFICE CRE LOAN PORTFOLIO

(Dollar amounts in millions)	September 30, 2026	December 31, 2025
Office CRE
Term	$1,512	$1,655
Construction and land development	25	20
Total office CRE	$1,537	$1,675
Credit quality metrics
Criticized loan ratio	6.4%	9.4%
Classified loan ratio	5.7%	9.3%
Nonaccrual loan ratio	2.0%	4.0%
Delinquency ratio	0.5%	1.1%
Annualized ratio of office CRE net charge-offs (recoveries) to average loans	(0.3)%	0.1%
Ratio of allowance for credit losses to office CRE loans, at period end	2.73%	2.93%
Weighted average LTV for office term CRE loans	53%	57%
Consumer Lending
The following schedule presents the composition of our consumer lending portfolio:
CONSUMER LENDING PORTFOLIO

	September 30, 2026		December 31, 2025
(Dollar amounts in millions)	Amount	% of total consumer loans	Amount	% of total consumer loans	Amount change	Percent change
Consumer:
1-4 family residential	$10,370	65.2%	$10,462	66.1%	$(92)	(0.9)%
Home equity credit line	4,134	26.0	3,950	25.0	184	4.7
Construction and other consumer real estate	751	4.7	782	4.9	(31)	(4.0)
Bankcard and other revolving plans	539	3.4	515	3.3	24	4.7
Other	113	0.7	116	0.7	(3)	(2.6)
Total consumer	$15,907	100.0%	$15,825	100.0%	$82	0.5
The following schedule presents the geographic distribution of our consumer lending portfolio, based on the location of the primary borrower:
CONSUMER LENDING BY GEOGRAPHY

	September 30, 2026			December 31, 2025
(Dollar amounts in millions)	Amount	% of total	Nonaccrual loans	Amount	% of total	Nonaccrual loans
Consumer
Arizona	$1,457	9.1%	$7	$1,439	9.1%	$7
California	3,827	24.1	21	3,683	23.3	15
Colorado	1,384	8.7	9	1,396	8.8	12
Nevada	1,353	8.5	13	1,344	8.5	12
Texas	3,555	22.4	26	3,658	23.1	25
Utah/Idaho	3,552	22.3	18	3,521	22.3	19
Washington/Oregon	335	2.1	—	320	2.0	3
Other	444	2.8	1	464	2.9	3
Total consumer	$15,907	100.0%	$95	$15,825	100.0%	$96

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
1-4 Family Residential Mortgages
We originate first-lien residential home mortgage loans considered to be of prime quality. At September 30, 2026, our 1-4 family residential mortgage loan portfolio totaled $10.4 billion, representing 65% of our total consumer loan portfolio, compared with $10.5 billion, or 66%, at December 31, 2025.
At both September 30, 2026 and December 31, 2025, approximately 89% of the portfolio consisted of variable-rate loans. During the third quarter of 2026, we sold approximately $189 million of residential mortgage loans, including both fixed- and variable-rate loans, through a combination of recurring flow sales and portfolio transactions. In connection with these sales, we provided customary representations and warranties regarding compliance with specified underwriting standards and collateral documentation requirements.
Home Equity Credit Lines
We also originate home equity credit lines (“HECLs”). At September 30, 2026 and December 31, 2025, our HECL portfolio totaled $4.1 billion and $4 billion, respectively. Approximately 34% of the portfolio was secured by first liens at each date. Since December 31, 2025, there have been no material changes in the portfolio's credit quality, underwriting standards, composition, or overall risk characteristics.
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
Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned (“OREO”), or foreclosed properties. The following schedule presents the composition of our nonperforming assets:
NONPERFORMING ASSETS

(Dollar amounts in millions)	September 30, 2026	December 31, 2025

Nonaccrual loans [1]	$311	$315
Other real estate owned [2]	4	5
Total nonperforming assets	$315	$320
Ratio of nonperforming assets to net loans and leases[1] and other real estate owned [2]	0.50%	0.52%
Accruing loans past due 90 days or more	$5	$5
Ratio of accruing loans past due 90 days or more to loans and leases [1]	0.01%	0.01%
Nonaccrual loans[1] and accruing loans past due 90 days or more	$316	$320
Ratio of nonperforming assets[1] and accruing loans past due 90 days or more to loans and leases[1] and other real estate owned [2]	0.51%	0.53%
Accruing loans past due 30-89 days	$91	$96
Classified loans	$2,123	$2,380
Ratio of classified loans to total loans and leases	3.40%	3.91%
Ratio of nonaccrual loans[1] current as to principal and interest payments	58.2%	56.8%
1 Includes loans held for sale.
2 Does not include banking premises held for sale.
Nonperforming assets totaled $315 million, or 0.50% of total loans and leases and other real estate owned at September 30, 2026, compared with $320 million, or 0.52%, at December 31, 2025. Nonperforming assets

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
decreased primarily within the term CRE loan portfolio. For more information about nonaccrual loans, see Note 6 of the Notes to Consolidated Financial Statements.
Classified Loans
Classified loans are considered loans with well-defined weaknesses and are assigned using our internal risk grade definitions of substandard and doubtful, which are consistent with regulatory risk classifications. The following schedule presents our classified loans by loan segment:
CLASSIFIED LOANS

(Dollar amounts in millions)	September 30, 2026	December 31, 2025

Commercial	$1,078	$1,063
Commercial real estate	937	1,205
Consumer	108	112
Total classified loans	$2,123	$2,380
Ratio of classified loans to total loans and leases	3.40%	3.91%
Classified loans declined to $2.1 billion, or 3.40% of total loans and leases, at September 30, 2026, compared with $2.4 billion, or 3.91%, at December 31, 2025. The decline was primarily driven by reductions in classified CRE exposures, largely attributable to loan payoffs. The loss content of our CRE loan portfolio continues to be mitigated by disciplined underwriting, supported by substantial borrower equity and guarantor support. As a result, our CRE credit performance remains strong, with low levels of nonperforming assets and net charge-offs.
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
During the first nine months of 2026, the ACL reflected lower modeled reserves, primarily driven by loss model enhancements and lower reserves within the CRE portfolio. These reductions were partially offset by an increase in the qualitative component of the ACL, primarily reflecting greater economic uncertainty.
For additional information on the ACL and credit trends by portfolio segment, see “The Allowance and Provision for Credit Losses” section on page 13 and Note 6 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the components of the ACL and credit-related balances and metrics:
ACL AND CREDIT-RELATED BALANCES AND METRICS

(Dollar amounts in millions)	Nine Months Ended September 30, 2026	Twelve Months Ended December 31, 2025	Nine Months Ended September 30, 2025

Loans and leases outstanding	$62,472	$60,900	$60,278
Average loans and leases outstanding:
Commercial	32,197	31,389	31,327
Commercial real estate	13,807	13,562	13,593
Consumer	15,810	15,470	15,378
Total average loans and leases outstanding	$61,814	$60,421	$60,298
Allowance for loan and lease losses:
Balance at beginning of period	$678	$696	$696
Provision for loan losses	(17)	71	65
Charge-offs:
Commercial	21	103	92
Commercial real estate	3	4	4
Consumer	10	15	11
Total	34	122	107
Recoveries:
Commercial	12	24	21
Commercial real estate	2	4	1
Consumer	4	5	3
Total	18	33	25
Net loan and lease charge-offs	16	89	82
Balance at end of period	$645	$678	$679
Reserve for unfunded lending commitments:
Balance at beginning of period	$46	$45	$45
Provision for unfunded lending commitments	5	1	1
Balance at end of period	$51	$46	$46
Total allowance for credit losses:
Allowance for loan and lease losses	$645	$678	$679
Reserve for unfunded lending commitments	51	46	46
Total allowance for credit losses	$696	$724	$725

Ratio of allowance for credit losses to net loans and leases, at period end	1.11%	1.19%	1.20%
Ratio of allowance for credit losses to nonaccrual loans, at period end	224%	230%	227%
Ratio of allowance for credit losses to nonaccrual loans and accruing loans past due 90 days or more, at period end	220%	226%	224%
Ratio of total net charge-offs to average loans and leases [1]	0.03%	0.15%	0.18%
Ratio of commercial net charge-offs to average commercial loans [1]	0.04%	0.25%	0.30%
Ratio of commercial real estate net charge-offs (recoveries) to average commercial real estate loans [1]	0.01%	—%	0.03%
Ratio of consumer net charge-offs to average consumer loans [1]	0.05%	0.06%	0.07%
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
The following schedule presents deposit duration assumptions discussed previously:
DEPOSIT ASSUMPTIONS

	September 30, 2026			December 31, 2025
Product	Effective duration (-200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)	Effective duration (-200 bps)	Effective duration (unchanged)	Effective duration (+200 bps)

Demand deposits	4.6%	4.0%	3.6%	4.9%	4.2%	3.7%
Money market	1.7%	1.3%	1.1%	1.9%	1.5%	1.3%
Savings and interest-bearing checking	2.0%	1.6%	1.5%	2.2%	1.8%	1.6%
As previously discussed, we utilize derivative instruments to manage interest rate risk. The following schedule presents derivatives designated in qualifying hedging relationships at September 30, 2026. It includes the average outstanding derivative notional amounts for each reporting period presented and the weighted-average fixed rates paid or received across cash flow and fair value hedge categories. For more information regarding our hedge accounting strategies and the impact of these hedging relationships on interest income and expense, see Note 4 of the Notes to Consolidated Financial Statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
DERIVATIVES DESIGNATED IN QUALIFYING HEDGING RELATIONSHIPS AND CERTAIN ECONOMIC HEDGES

	2026	2027			Annual Periods
(Dollar amounts in millions)	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	2027	2028	2029	2030	2031	2032
Cash flow hedges
Cash flow hedges of assets [1]
Average outstanding notional [2]	$8,830	$8,646	$8,489	$8,341	$8,166	$1,366	$95	$—	$—	$—
Weighted-average fixed-rate received	3.45%	3.46%	3.56%	3.65%	3.63%	4.22%	3.79%	—%	—%	—%

Fair value hedges
Fair value hedges of debt [3]
Average outstanding notional	$2,000	$2,000	$2,000	$1,761	$1,814	$928	$500	$500	$500	$500
Weighted-average fixed-rate received	4.59%	4.59%	4.59%	4.57%	4.58%	4.49%	3.93%	3.93%	3.93%	3.93%

Fair value hedges of assets [4]
Average outstanding notional [2]	$5,538	$5,533	$5,531	$5,519	$5,558	$5,361	$4,350	$3,175	$2,608	$2,377
Weighted-average fixed-rate paid	3.34%	3.34%	3.34%	3.34%	3.34%	3.33%	3.27%	3.19%	3.11%	3.07%
1 Cash flow hedges of assets consist of receive-fixed interest rate swaps and purchased three-month SOFR futures designated to hedge pools of floating-rate loans.
2 Notional amounts for forward-starting derivatives are excluded until their contractual start dates.
3 Fair value hedges of debt consist of receive-fixed swaps that hedge fixed-rate subordinated and senior notes.
4 Fair value hedges of assets consist of pay-fixed interest rate swaps that hedge fixed-rate AFS securities and commercial loans.

At September 30, 2026, we had $12 million of net losses deferred in accumulated other comprehensive income (“AOCI”) related to terminated cash flow hedges. These deferred amounts are amortized into interest income on a straight-line basis over the original maturity periods of the respective hedges, provided the forecasted transactions are expected to occur. For more information regarding amounts deferred in AOCI from terminated cash flow hedges, see “Interest Rate and Market Risk Management” in our 2025 Form 10-K.
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
INCOME SIMULATION – CHANGE IN NET INTEREST INCOME AND CHANGE IN ECONOMIC VALUE OF EQUITY

	September 30, 2026					December 31, 2025
	Parallel shift in rates (in bps) [1]					Parallel shift in rates (in bps)
Repricing scenario	-200	-100	0	+100	+200	-200	-100	0	+100	+200

Earnings at Risk (EaR)	(9.2)%	(4.4)%	—%	3.6%	7.2%	(7.8)%	(4.0)%	—%	4.0%	7.9%
Economic Value of Equity (EVE)	(1.7)%	(0.4)%	—%	(0.3)%	(1.1)%	(1.5)%	(0.3)%	—%	(0.5)%	(1.4)%
1 Assumes rates do not decline below zero in the negative rate shifts.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Asset sensitivity under the rising rate scenarios decreased during the first nine months of 2026, primarily due to increased hedging activity. Exposure to declining rates increased, primarily due to updated assumptions that deposit rates would decline more slowly as market interest rates fall.
Based on current deposit assumptions, interest rate risk remained within established policy limits. For interest-bearing deposits with indeterminable maturities, the weighted average modeled beta was 53%.
Prepayment assumptions are a key factor in the management of interest rate risk. Certain assets within our portfolio, including 1-4 family residential mortgages and mortgage-backed securities, are subject to borrower-driven prepayments that can significantly affect projected cash flows. At September 30, 2026 and December 31, 2025, estimated lifetime prepayment speeds for loans were 13.5% and 14.8%, respectively, reflecting the aging of the portfolio, as loans become more seasoned and borrowers are more likely to refinance or repay their loans early over time. Estimated prepayment speeds for mortgage-backed securities were 6.9% and 7.0% for the same respective periods.
Our EaR analysis primarily evaluates the impact of parallel rate shocks across the term structure of benchmark interest rates. Additionally, we perform non-parallel rate shock scenarios to identify potential risks not captured under parallel rate assumptions. In these scenarios, the most significant effects on EaR typically result from movements in short-term interest rates. Based on the implied forward rate curve as of September 30, 2026, our asset-sensitive balance sheet position provides potential earnings upside in a higher-rate environment.
Our strategic focus on business banking remains a key component of our asset-liability management strategy. At September 30, 2026, $32.0 billion of commercial and CRE loans were scheduled to reprice within the following six months. To help manage the interest rate risk associated with these variable-rate exposures, we maintained $8.7 billion in aggregate average notional value of active interest rate derivatives during that period, including interest rate swaps and certain short-term interest rate futures designated as cash flow hedges. Additionally, $4.7 billion of variable-rate consumer loans were scheduled to reprice over the same timeframe. For further information regarding derivative instruments, see Notes 3 and 4 of the Notes to Consolidated Financial Statements.
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
We hold investments primarily in pre-public companies, largely through a diversified portfolio of SBIC funds. This investment strategy is designed to support the financing, growth, and expansion of a broad range of businesses, primarily within our geographic footprint. At September 30, 2026, and December 31, 2025, our equity exposure to these investments was $333 million and $271 million, respectively.
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
For the first nine months of 2026, primary sources of cash included deposit growth, net cash provided by operating activities, and proceeds from the issuance of long-term debt. Primary uses of cash during the same period included reductions in short-term borrowings, growth in loans and leases, increased money market investments, repurchases of common stock, and dividend payments on common and preferred stock. Cash interest payments, which are included in net cash provided by operating activities, totaled $1.0 billion and $1.2 billion for the first nine months of 2026 and 2025, respectively.
The FHLB and FRB continue to serve as important sources of contingent liquidity and funding. As a member of the FHLB of Des Moines, we have the ability to borrow against eligible loans and securities to support liquidity and funding needs. To maintain this borrowing capacity, we are required to hold investments in both FHLB and FRB stock. At September 30, 2026, our total investment in FHLB and FRB stock totaled $10 million and $50 million, respectively, compared with $100 million and $54 million, respectively, at December 31, 2025. The decline in FHLB stock holdings reflects a significant reduction in FHLB borrowings.
At September 30, 2026, loans with a carrying value of $26.5 billion and $18.9 billion were pledged to the FHLB and FRB, respectively, as collateral supporting existing and contingent borrowing capacity. This compares with $25.2 billion and $18.0 billion pledged at December 31, 2025.
At September 30, 2026 and December 31, 2025, we had $16.5 billion and $17.5 billion, respectively, of investment securities pledged as collateral to support contingent borrowing capacity. The pledged securities consisted of:
•$8.2 billion and $7.9 billion, respectively, designated for available use under the Fixed Income Clearing Corporation's General Collateral Finance (“GCF”) program and other repurchase agreement programs;
•$4.2 billion and $4.5 billion, respectively, pledged to the FHLB and FRB in total; and
•$4.1 billion and $5.1 billion, respectively, pledged to secure public and trust deposits, advances, and other collateralized obligations.
A significant portion of these pledged assets is unencumbered, but remains pledged to provide immediate access to contingency funding sources. The following schedule presents our total available liquidity, including unused collateralized borrowing capacity:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
AVAILABLE LIQUIDITY

	September 30, 2026				December 31, 2025
(Dollar amounts in billions)	FHLB	FRB [1]	GCF [2]	Total	FHLB	FRB [1]	GCF [2]	Total

Total borrowing capacity	$17.5	$18.9	$8.0	$44.4	$17.4	$18.4	$8.0	$43.8
Borrowings outstanding	—	—	—	—	2.0	—	0.1	2.1
Remaining capacity, at period end	$17.5	$18.9	$8.0	$44.4	$15.4	$18.4	$7.9	$41.7

Cash and due from banks				$0.7				$0.7
Interest-bearing deposits [3]				3.5				2.2
Total available liquidity				$48.6				$44.6
Ratio of available liquidity to uninsured deposits				136%				130%
1 Represents borrowing capacity and borrowings outstanding at the Federal Reserve Bank discount window.
2 Includes $710 million and $3.1 billion pledged for available use through other repo programs for the periods presented.
3 Represents funds deposited by the Bank primarily at the Federal Reserve Bank.
At September 30, 2026, our total available liquidity was $48.6 billion, compared with $44.6 billion at December 31, 2025. At September 30, 2026, our sources of liquidity exceeded the estimated amount of uninsured deposits of $35.7 billion without the need to sell any investment securities.
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
as of October 30, 2026:
Rating agency	Outlook	Long-term issuer/senior debt rating	Subordinated debt rating	Short-term debt rating

Kroll	Stable	A-	BBB+	K2
S&P	Stable	BBB+	BBB	NR
Fitch	Stable	BBB+	BBB	F2
Moody's	Stable	Baa2	NR	P2
We may periodically issue or redeem preferred stock, senior or subordinated notes, or other capital and debt instruments to support our capital requirements, funding needs, asset-liability management objectives, and prevailing market conditions. Certain issuances may require regulatory approval. In July 2026, we issued $500 million of 5.24% Fixed-to-Floating Senior Notes. In February 2026, we issued $500 million of 4.48% Fixed-to-Floating Senior Notes, and in August 2025, we issued $500 million of 4.70% Fixed-to-Floating Senior Notes.
For additional information regarding our capital actions, see “Capital Management” in our 2025 Form 10-K.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
We utilize stress testing as an important tool to inform our decisions on the appropriate level of capital to maintain, based on hypothetically stressed economic conditions, including the FRB’s supervisory severely adverse scenario. The timing and magnitude of capital actions are influenced by several factors, such as financial performance, business needs, prevailing and anticipated economic conditions, and internal stress testing results. For a more comprehensive discussion of our capital risk management, see “Capital Management” in our 2025 Form 10-K.
SHAREHOLDERS' EQUITY

(Dollar amounts in millions)	September 30, 2026	December 31, 2025	Amount change	Percent change
Shareholders’ equity:
Preferred stock	$66	$66	$—	—%
Common stock and additional paid-in capital	1,536	1,726	(190)	(11)
Retained earnings	8,071	7,329	742	10
Accumulated other comprehensive loss	(1,989)	(1,941)	(48)	(2)
Total shareholders' equity	$7,684	$7,180	$504	7
Total shareholders’ equity increased $504 million, or 7%, to $7.7 billion at September 30, 2026, compared with $7.2 billion at December 31, 2025. The increase was primarily driven by growth in retained earnings, partially offset by a $190 million decline in common stock and additional paid-in capital, primarily due to common share repurchases.
We repurchased 1.1 million shares for $75 million in the third quarter of 2026, 1.2 million shares for $75 million in the second quarter of 2026, and 1.3 million shares for $77 million in the first quarter of 2026, the last of which included $2 million of shares acquired in connection with our stock compensation plan. In October 2026, we announced a plan to repurchase up to $72 million of common shares outstanding during the fourth quarter as part of our previously authorized share repurchase target for 2026 of $300 million.
At September 30, 2026, the AOCI balance reflected a net loss of $2.0 billion, primarily attributable to a decline in the fair value of fixed-rate AFS securities driven by changes in interest rates. This amount includes $1.4 billion ($1.1 billion after tax) of unrealized losses associated with securities previously transferred from AFS to HTM. We use pay-fixed, receive-floating interest rate swaps designated as hedges of our AFS securities to reduce the volatility of our AOCI balance.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CAPITAL DISTRIBUTIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except share amounts)	2026	2025	2026	2025
Capital distributions:
Preferred dividends paid	$1	$1	$3	$3
Total capital distributed to preferred shareholders	1	1	3	3
Common dividends paid	71	67	205	196
Bank common stock repurchased [1]	75	—	227	41
Total capital distributed to common shareholders	146	67	432	237
Total capital distributed to preferred and common shareholders	$147	$68	$435	$240
Weighted average diluted common shares outstanding (in thousands)	145,088	147,125	146,104	147,175
Common shares outstanding, at period end (in thousands)	144,943	147,640	144,943	147,640
1 Includes amounts related to common shares acquired through our announced plan and those acquired in connection with our stock compensation plan. These shares were acquired from employees to cover their payroll taxes and stock option exercise costs upon the exercise of stock options.
Pursuant to the Office of the Comptroller of the Currency (“OCC”) “Earnings Limitation Rule,” dividend payments are limited to the sum of net income for the current fiscal year and retained earnings for the two preceding years, unless prior approval is obtained from the OCC to exceed this threshold. As of October 1, 2026, we had $1.9 billion in retained net profits available for distribution.
In the third quarters of 2026 and 2025, dividends paid on preferred stock totaled $1 million in each period. Dividends paid on common stock totaled $71 million, or $0.48 per share, during the third quarter of 2026, compared with $67 million, or $0.45 per share, during the third quarter of 2025. In October 2026, the Board declared a quarterly common stock dividend of $0.48 per share, payable on November 19, 2026 to shareholders of record on November 12, 2026.
Capital distributions, including share repurchases, are subject to applicable regulatory requirements and OCC oversight. Share repurchases may occur periodically in the open market or through privately negotiated transactions. For additional information regarding capital actions, see Note 8 of the Notes to Consolidated Financial Statements.
Basel III
We are subject to the Basel III capital requirements, which include specific minimum regulatory capital ratios. At September 30, 2026, we exceeded all capital adequacy requirements under the Basel III framework. Based on our internal stress testing and other capital adequacy assessments, we believe our capital levels sufficiently exceed both internal and regulatory requirements for well-capitalized institutions. For more information regarding our compliance with Basel III capital requirements, see the “Supervision and Regulation” section and Note 15 of our 2025 Form 10-K.
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
The following schedule presents our capital amounts, capital ratios, and other selected performance ratios:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CAPITAL AMOUNTS AND RATIOS

(Dollar amounts in millions, except per share amounts)	September 30, 2026	December 31, 2025	September 30, 2025
Basel III risk-based capital amounts:
Common equity tier 1 capital	$8,268	$7,936	$7,734
Tier 1 risk-based	8,335	8,003	7,800
Total risk-based	9,779	9,510	9,404
Risk-weighted assets	70,254	69,142	68,648
Basel III risk-based capital ratios:
Common equity tier 1 capital ratio	11.8%	11.5%	11.3%
Tier 1 risk-based ratio	11.9%	11.6%	11.4%
Total risk-based ratio	13.9%	13.8%	13.7%
Tier 1 leverage ratio	9.2%	9.0%	8.8%
Other ratios:
Average equity to average assets (three months ended)	8.5%	7.8%	7.5%
Return on average common equity (three months ended)	13.5%	14.9%	13.3%
Return on average tangible common equity (three months ended) [1]	16.2%	17.9%	16.0%
Tangible equity ratio [1]	7.1%	7.0%	6.6%
Tangible common equity ratio [1]	7.0%	6.9%	6.5%
Tangible book value per common share [1]	$43.50	$40.79	$38.64
1 See “Non-GAAP Financial Measures” on page 40 for more information regarding these ratios.
At September 30, 2026, our common equity tier 1 (“CET1”) capital was $8.3 billion, an increase of 7% from $7.7 billion in the prior year period. The CET1 capital ratio increased to 11.8%, compared with 11.3%. Tangible book value per common share increased 13% to $43.50, primarily reflecting growth in retained earnings and lower unrealized losses recorded in AOCI. The increase was partially offset by $229 million of additional goodwill and intangible assets resulting from the July 2026 acquisition of the Basis Multifamily Finance agency lending platform. See the section below for more information regarding non-GAAP financial measures.

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
RETURN ON AVERAGE TANGIBLE COMMON EQUITY (NON-GAAP)

		Three Months Ended
(Dollar amounts in millions)		September 30, 2026	June 30, 2026	September 30, 2025

Net earnings applicable to common shareholders (GAAP)		$262	$452	$221
Adjustment, net of tax:
Amortization of core deposit and other intangibles		2	2	2
Net earnings applicable to common shareholders, net of tax	(a)	$264	$454	$223
Average common equity (GAAP)		$7,724	$7,457	$6,616
Average goodwill and intangibles		(1,240)	(1,088)	(1,095)
Average tangible common equity (non-GAAP)	(b)	$6,484	$6,369	$5,521
Number of days in quarter	(c)	92	91	92
Number of days in year	(d)	365	365	365
Return on average tangible common equity (non-GAAP) [1]	(a/b/c)*d	16.2%	28.6%	16.0%
1 Excluding $252 million of pre-tax net gains ($191 million after tax), return on average tangible common equity for the three months ended June 30, 2026 would have been approximately 17.1%.
TANGIBLE EQUITY RATIO, TANGIBLE COMMON EQUITY RATIO, AND TANGIBLE BOOK VALUE PER COMMON SHARE (ALL NON-GAAP MEASURES)

(Dollar amounts in millions, except shares and per share amounts)		September 30, 2026	June 30, 2026	September 30, 2025

Total shareholders’ equity (GAAP)		$7,684	$7,681	$6,865
Goodwill and intangibles		(1,313)	(1,086)	(1,094)
Tangible equity (non-GAAP)	(a)	6,371	6,595	5,771
Preferred stock		(66)	(66)	(66)
Tangible common equity (non-GAAP)	(b)	$6,305	$6,529	$5,705
Total assets (GAAP)		$90,920	$89,041	$88,242
Goodwill and intangibles		(1,313)	(1,086)	(1,094)
Tangible assets (non-GAAP)	(c)	$89,607	$87,955	$87,148
Common shares outstanding (in thousands)	(d)	144,943	145,939	147,640
Tangible equity ratio (non-GAAP)	(a/c)	7.1%	7.5%	6.6%
Tangible common equity ratio (non-GAAP)	(b/c)	7.0%	7.4%	6.5%
Tangible book value per common share (non-GAAP)	(b/d)	$43.50	$44.74	$38.64

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Efficiency Ratio and Adjusted Pre-Provision Net Revenue
The efficiency ratio measures operating expenses relative to revenue and is useful to assess the cost of generating revenue. The adjusted efficiency ratio excludes certain items not generally expected to recur frequently, as described in the accompanying schedule, and is intended to enhance comparability across reporting periods. Adjusted noninterest expense reflects management's effectiveness in managing operating costs, while adjusted pre-provision net revenue (“PPNR”) is used to evaluate our capacity to generate capital. Taxable-equivalent net interest income is presented to facilitate comparability between revenue earned from taxable and tax-exempt sources.
EFFICIENCY RATIO (NON-GAAP) AND ADJUSTED PRE-PROVISION NET REVENUE (NON-GAAP)

		Three Months Ended			Nine Months Ended		Year Ended
(Dollar amounts in millions)		September 30, 2026	June 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025	December 31, 2025

Noninterest expense (GAAP)	(a)	$553	$551	$527	$1,666	$1,592	$2,138
Adjustments:
Severance costs		1	1	6	5	11	16
Other real estate expense, net		1	1	—	2	—	(2)
Amortization of core deposit and other intangibles		3	2	2	7	6	8
SBIC investment success fee accrual		(1)	7	1	6	3	5
FDIC special assessment		—	(6)	(2)	(7)	(2)	(11)
Total adjustments	(b)	4	5	7	13	18	16
Adjusted noninterest expense (non-GAAP)	(c)=(a-b)	$549	$546	$520	$1,653	$1,574	$2,122

Net interest income (GAAP)	(d)	$684	$677	$672	$2,023	$1,944	$2,627
Fully taxable-equivalent adjustments	(e)	12	11	11	34	35	46
Taxable-equivalent net interest income (non-GAAP)	(f)=(d+e)	696	688	683	2,057	1,979	2,673
Customer-related noninterest income (non-GAAP)	(g)	192	182	163	546	485	662
Net credit valuation adjustment (CVA)	(h)	10	1	(11)	9	(11)	(9)
Adjusted customer-related noninterest income (non-GAAP)	(i)=(g-h)	182	181	174	537	496	671
Noncustomer-related noninterest income (GAAP)	(j)	5	278	26	298	65	96
Securities gains (losses), net	(k)	(4)	269	11	268	31	52
Adjusted noncustomer-related noninterest income (non-GAAP)	(l)=(j-k)	9	9	15	30	34	44
Combined income (non-GAAP)	(m)= (f+g+j)	$893	$1,148	$872	$2,901	$2,529	$3,431
Adjusted taxable-equivalent revenue (non-GAAP)	(n)= (f+i+l)	887	878	872	2,624	2,509	3,388
Pre-provision net revenue (non-GAAP)	(m)-(a)	$340	$597	$345	$1,235	$937	$1,293
Adjusted PPNR (non-GAAP)	(n)-(c)	338	332	352	971	935	1,266
Efficiency ratio (non-GAAP) [1]	(c/n)	61.9%	62.2%	59.6%	63.0%	62.7%	62.6%
1 Excluding the $15 million charitable contribution, adjusted noninterest expense for the year ended December 31, 2025 would have been $2.11 billion, resulting in an efficiency ratio of 62.2%.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 1.    FINANCIAL STATEMENTS (Unaudited)
CONSOLIDATED BALANCE SHEETS

(In millions, shares in thousands)	September 30, 2026	December 31, 2025
	(Unaudited)	(Unaudited)
ASSETS
Cash and due from banks	$727	$683
Money market investments:
Interest-bearing deposits	3,533	2,202
Federal funds sold and securities purchased under agreements to resell	1,310	1,420
Trading securities, at fair value	191	64
Investment securities:
Available-for-sale, at fair value	8,786	9,207
Held-to-maturity, at amortized cost (fair value: $7,856 and $8,940)	8,268	8,867
Total investment securities	17,054	18,074
Loans held for sale (includes $34 and $71 of loans carried at fair value)	49	201
Loans and leases, net of unearned income and fees [1]	62,472	60,900
Allowance for loan and lease losses	645	678
Loans held for investment, net of allowance	61,827	60,222
Other noninterest-bearing investments	1,069	1,076
Premises, equipment and software, net	1,354	1,363
Goodwill and intangibles	1,313	1,091
Other real estate owned	4	5
Other assets [1]	2,489	2,289
Total assets	$90,920	$88,690
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$26,371	$25,823
Interest-bearing:
Savings and money market	42,319	39,914
Time	9,258	9,907
Total deposits	77,948	75,644
Federal funds and other short-term borrowings [1]	843	2,872
Long-term debt	2,416	1,472
Reserve for unfunded lending commitments	51	46
Other liabilities [1]	1,978	1,476
Total liabilities	83,236	81,510
Shareholders’ equity:
Preferred stock, without par value; authorized 4,400 shares	66	66
Common stock ($0.001 par value; authorized 350,000 shares; issued and outstanding 144,943 and 147,653 shares) and additional paid-in capital	1,536	1,726
Retained earnings	8,071	7,329
Accumulated other comprehensive income (loss)	(1,989)	(1,941)
Total shareholders’ equity	7,684	7,180
Total liabilities and shareholders’ equity	$90,920	$88,690
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except shares and per share amounts)	2026	2025	2026	2025
Interest income:
Interest and fees on loans	$877	$898	$2,577	$2,623
Interest on money market investments	53	41	135	144
Interest on securities	116	125	349	376
Total interest income	1,046	1,064	3,061	3,143
Interest expense:
Interest on deposits	313	313	869	951
Interest on short- and long-term borrowings	49	79	169	248
Total interest expense	362	392	1,038	1,199
Net interest income	684	672	2,023	1,944
Provision for credit losses:
Provision for loan and lease losses	(14)	45	(17)	65
Provision for unfunded lending commitments	6	4	5	1
Total provision for credit losses	(8)	49	(12)	66
Net interest income after provision for credit losses	692	623	2,035	1,878
Noninterest income:
Commercial account fees	49	47	146	138
Card fees	25	24	71	71
Retail and business banking fees	21	19	61	55
Loan-related fees and income	20	20	65	56
Capital markets fees and income	46	24	110	79
Wealth management fees	16	14	47	43
Other customer-related fees	15	15	46	43
Customer-related noninterest income	192	163	546	485
Dividends and other income	9	15	30	34
Securities gains (losses), net	(4)	11	268	31
Total noninterest income	197	189	844	550
Noninterest expense:
Salaries and employee benefits	345	337	1,050	1,015
Technology, telecom, and information processing	76	70	222	205
Occupancy and equipment, net	43	42	128	123
Professional and legal services	20	14	62	40
Marketing and business development	14	11	41	34
Deposit insurance and regulatory expense	12	16	34	58
Credit-related expense	8	6	23	18
Other real estate expense, net	1	—	2	—
Other	34	31	104	99
Total noninterest expense	553	527	1,666	1,592
Income before income taxes	336	285	1,213	836
Income taxes	73	63	264	200
Net income	263	222	949	636
Preferred stock dividends	(1)	(1)	(3)	(3)
Net earnings applicable to common shareholders	$262	$221	$946	$633
Weighted average common shares outstanding during the period:
Basic shares (in thousands)	144,984	147,045	146,009	147,136
Diluted shares (in thousands)	145,088	147,125	146,104	147,175
Net earnings per common share:
Basic	$1.78	$1.48	$6.40	$4.25
Diluted	1.78	1.48	6.39	4.25
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025

Net income for the period	$263	$222	$949	$636
Other comprehensive income, net of tax:
Net change in unrealized gains (losses) on investment securities	(129)	50	(109)	142
Unrealized loss amortization associated with the securities transferred from AFS to HTM	44	47	127	137
Net change in cash flow hedge derivatives	(37)	11	(66)	45
Other comprehensive income (loss), net of tax	(122)	108	(48)	324
Comprehensive income	$141	$330	$901	$960
See accompanying notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

(In millions, except shares and per share amounts)	Preferred stock	Common stock shares (in thousands)	Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

Balance at June 30, 2026	$66	145,939	$1,602	$7,880	$(1,867)	$7,681
Net income for the period	—	—	—	263	—	263
Other comprehensive income, net of tax	—	—	—	—	(122)	(122)
Bank common stock repurchased	—	(1,079)	(75)	—	—	(75)
Net activity under employee plans and related tax benefits	—	83	9	—	—	9
Dividends on preferred stock	—	—	—	(1)	—	(1)
Dividends on common stock, $0.48 per share	—	—	—	(71)	—	(71)
Change in deferred compensation	—	—	—	—	—	—
Balance at September 30, 2026	$66	144,943	$1,536	$8,071	$(1,989)	$7,684

Balance at June 30, 2025	$66	147,603	$1,713	$6,981	$(2,164)	$6,596
Net income for the period	—	—	—	222	—	222
Other comprehensive income, net of tax	—	—	—	—	108	108
Bank common stock repurchased	—	(2)	—	—	—	—
Net activity under employee plans and related tax benefits	—	39	8	—	—	8
Dividends on preferred stock	—	—	—	(1)	—	(1)
Dividends on common stock, $0.45 per share	—	—	—	(67)	—	(67)
Change in deferred compensation	—	—	—	(1)	—	(1)
Balance at September 30, 2025	$66	147,640	$1,721	$7,134	$(2,056)	$6,865

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions, except shares and per share amounts)	Preferred stock	Common stock shares (in thousands)	Accumulated paid-in capital	Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity

Balance at December 31, 2025	$66	147,653	$1,726	$7,329	$(1,941)	$7,180
Net income for the period	—	—	—	949	—	949
Other comprehensive income, net of tax	—	—	—	—	(48)	(48)
Bank common stock repurchased	—	(3,570)	(227)	—	—	(227)
Net activity under employee plans and related tax benefits	—	860	37	—	—	37
Dividends on preferred stock	—	—	—	(3)	—	(3)
Dividends on common stock, $1.38 per share	—	—	—	(205)	—	(205)
Change in deferred compensation	—	—	—	1	—	1
Balance at September 30, 2026	$66	144,943	$1,536	$8,071	$(1,989)	$7,684

Balance at December 31, 2024	$66	147,871	$1,737	$6,701	$(2,380)	$6,124
Net income for the period	—	—	—	636	—	636
Other comprehensive income, net of tax	—	—	—	—	324	324
Bank common stock repurchased	—	(773)	(41)	—	—	(41)
Net activity under employee plans and related tax benefits	—	542	25	—	—	25
Dividends on preferred stock	—	—	—	(3)	—	(3)
Dividends on common stock, $1.31 per share	—	—	—	(196)	—	(196)
Change in deferred compensation	—	—	—	(4)	—	(4)
Balance at September 30, 2025	$66	147,640	$1,721	$7,134	$(2,056)	$6,865
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(In millions)	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income for the period	$949	$636
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(12)	66
Depreciation and amortization	88	87
Share-based compensation	31	29
Deferred income tax expense	8	40
Net increase in trading securities	(127)	(99)
Net decrease (increase) in loans held for sale	649	(79)
Change in other liabilities	471	(114)
Change in other assets	(23)	46
Net gains on equity securities	(258)	(23)
Other, net	(37)	(34)
Net cash provided by operating activities	1,739	555
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease (increase) in money market investments	(1,221)	900
Proceeds from maturities and paydowns of investment securities held-to-maturity	762	814
Purchases of investment securities held-to-maturity	—	(27)
Proceeds from sales, maturities, and paydowns of investment securities available-for-sale	875	1,279
Purchases of investment securities available-for-sale	(893)	(1,082)
Net change in loans and leases	(2,013)	(555)
Purchases and sales of other noninterest-bearing investments	60	(36)
Purchases of premises and equipment	(92)	(83)
Acquisitions, net of cash acquired	(238)	191
Other, net	223	(12)
Net cash provided by (used in) investing activities	(2,537)	1,389
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	2,304	(2,003)
Net change in short-term borrowed funds	(2,029)	(75)
Proceeds from the issuance of long-term debt	996	498
Proceeds from the issuance of common stock	20	6
Dividends paid on common and preferred stock	(208)	(199)
Bank common stock repurchased	(227)	(41)
Other, net	(14)	(10)
Net cash provided by (used in) financing activities	842	(1,824)
Net increase in cash and due from banks	44	120
Cash and due from banks at beginning of period	683	651
Cash and due from banks at end of period	$727	$771

Cash paid for interest	$1,022	$1,202
Net cash paid for income taxes	239	173
Noncash activities:
Loans held for investment reclassified to loans held for sale, net	589	106
Deposits acquired in purchase of California branches (at time of purchase)	—	657
Loans acquired in purchase of California branches, net (at time of purchase)	—	423
See accompanying notes to consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2026
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
The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for future periods. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts and related disclosures in the accompanying Notes. Actual results could differ from those estimates. For further information, refer to the consolidated financial statements and accompanying Notes included in our 2025 Form 10-K.
Subsequent Events
We evaluated events occurring between September 30, 2026 and the date of issuance of the accompanying financial statements. Based on this evaluation, we concluded that no material events occurred that would require adjustments to the consolidated financial statements.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
2. RECENT ACCOUNTING PRONOUNCEMENTS

Standard	Description	Effective date	Effect on the financial statements or other significant matters

Standards not yet adopted by the Bank as of September 30, 2026

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

ASU 2025-09, Derivatives and Hedging (Topic 815)—Hedge Accounting Improvements
This ASU introduces targeted improvements to Accounting Standards Codification (“ASC”) Topic 815 to better align hedge accounting with common risk management strategies. The updates address multiple items, including the following:
•Similar risk assessment for cash flow hedges.
•Hedging interest payments on choose-your-rate debt.
•Net written options as hedging instruments.
		Annual and interim periods beginning after December 15, 2026.	The overall effect of this standard is not expected to have a material impact on our consolidated financial statements.

ASU 2026-03, Fair Value Measurement (Topic 820)—Investment Companies with Equity Securities Subject to Contractual Sale Restrictions	This ASU amends the fair value measurement guidance for investment companies by requiring contractual sale restrictions on certain equity securities, such as lock-up provisions, to be considered when measuring fair value. The ASU also requires disclosures regarding the amount of any discount attributable to such restrictions.	Annual and interim periods beginning after December 15, 2027.	The overall effect of this standard is not expected to have a material impact on our consolidated financial statements.

Standards adopted by the Bank during the third quarter of 2026

There were no accounting standards adopted during the three and nine months ended September 30, 2026 that had a material effect on our consolidated financial statements.

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
Fair Value Hierarchy
The following schedule presents assets and liabilities measured at fair value on a recurring basis:

(In millions)	September 30, 2026
	Level 1	Level 2	Level 3	Netting	Total
ASSETS
Trading securities	$—	$191	$—	$—	$191
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	2,065	5,921	—	—	7,986
Municipal securities	—	775	—	—	775
Other debt securities	—	25	—	—	25
Total available-for-sale	2,065	6,721	—	—	8,786
Loans held for sale	—	34	—	—	34
Other noninterest-bearing investments:
Bank-owned life insurance	—	582	—	—	582
Private equity investments [1]	3	—	212	—	215
Other assets:
Agriculture loan servicing	—	—	18	—	18
Deferred compensation plan assets	172	—	—	—	172
Derivatives	—	771	—	(601)	170
Total assets	$2,240	$8,299	$230	$(601)	$10,168
LIABILITIES
Fed funds and other short-term borrowings:
Securities sold, not yet purchased	$18	$—	$—	$—	18
Other liabilities:
Derivatives	—	783	—	(209)	574
Total liabilities	$18	$783	$—	$(209)	$592

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	December 31, 2025
	Level 1	Level 2	Level 3	Netting	Total
ASSETS
Trading securities	$—	$64	$—	$—	$64
Available-for-sale securities:
U.S. Treasury, agencies, and corporations	1,411	6,862	—	—	8,273
Municipal securities	—	909	—	—	909
Other debt securities	—	25	—	—	25
Total available-for-sale	1,411	7,796	—	—	9,207
Loans held for sale	—	71	—	—	71
Other noninterest-bearing investments:
Bank-owned life insurance	—	573	—	—	573
Private equity investments [1]	6	—	157	—	163
Other assets:
Agriculture loan servicing	—	—	18	—	18
Deferred compensation plan assets	154	—	—	—	154
Derivatives	—	360	—	(283)	77
Total assets	$1,571	$8,864	$175	$(283)	$10,327
LIABILITIES
Fed funds and other short-term borrowings:
Securities sold, not yet purchased	$135	$—	$—	$—	$135
Other liabilities:
Derivatives	—	260	—	(68)	192
Total liabilities	$135	$260	$—	$(68)	$327
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
At September 30, 2026 and December 31, 2025, we had $34 million and $71 million, respectively, of loans measured at fair value, with a corresponding unpaid principal balance of $35 million and $72 million. During the first nine months of 2026 and 2025, we recognized approximately $8 million and $6 million, respectively, in net gains from loan sales and valuation adjustments related to loans measured at fair value and the associated derivatives.
Level 3 Valuations
Our Level 3 financial instruments include PEIs and agriculture loan servicing. For additional information regarding our Level 3 financial instruments, including the methods and significant assumptions used to estimate their fair value, see Note 3 of our 2025 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Roll-forward of Level 3 Fair Value Measurements
The following schedule presents a roll-forward of assets and liabilities that are measured at fair value on a recurring basis using Level 3 inputs:

	Level 3 Instruments
	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025		Nine Months Ended September 30, 2026		Nine Months Ended September 30, 2025
(In millions)	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing	Private equity investments	Ag loan servicing

Balance at beginning of period	$210	$18	$116	$20	$157	$18	$105	$20
Unrealized securities gains, net	(5)	—	12	—	40	—	36	—
Other noninterest income	—	—	—	(1)	—	—	—	(1)
Purchases	7	—	7	—	16	—	12	—
Cost of investments sold	—	—	—	—	(1)	—	(6)	—
Transfers out	—	—	—	—	—	—	(12)	—
Balance at end of period	$212	$18	$135	$19	$212	$18	$135	$19
The roll-forward of Level 3 instruments includes the following realized gains and losses recognized in “Securities gains (losses), net” on the consolidated statement of income for the periods presented:

(In millions)	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Securities gains (losses), net	$—	$—	$4	$(5)
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
At September 30, 2026, we had $7 million in collateral-dependent loans measured at fair value. During the third quarter of 2026, we recognized no losses related to changes in fair value for these loans. For more information regarding assets and liabilities measured at fair value on a nonrecurring basis, see Note 3 of our 2025 Form 10-K.

Fair Value of Certain Financial Instruments
The following schedule presents the carrying values and estimated fair values of certain financial instruments:

	September 30, 2026			December 31, 2025
(In millions)	Carrying value	Fair value	Level	Carrying value	Fair value	Level
Financial assets:
Held-to-maturity investment securities	$8,268	$7,856	2	$8,867	$8,940	2
Loans and leases (including loans held for sale), net of allowance	61,876	61,429	3	60,423	59,383	3
Financial liabilities:
Time deposits	9,258	9,147	2	9,907	9,839	2
Long-term debt	2,416	2,440	2	1,472	1,506	2
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
Collateral and Credit Risk
Credit risk associated with derivative instruments arises from the potential nonperformance of counterparties. No significant derivative-related losses attributable to counterparty default occurred during the first nine months of 2026. For a discussion of how counterparty credit risk is incorporated into derivative valuations, see Note 3 of our 2025 Form 10-K. For additional information regarding collateral arrangements and related credit risk for derivative contracts, see Note 7 of our 2025 Form 10-K.
Certain derivative contracts contain credit risk-related contingent features, such as minimum credit rating requirements. If these features were triggered, we may be required to post additional collateral; however, counterparties have not historically exercised their rights to demand additional collateral in all instances when permitted. If our credit rating had been downgraded by one notch by Standard and Poor’s (“S&P”) or Moody’s at September 30, 2026, we do not believe that additional collateral would have been required to be pledged. Centrally cleared derivatives do not include credit risk-related contingent features that would require additional collateral in the event of a credit rating downgrade.
At September 30, 2026, the gross fair value of our derivative liabilities was $783 million. To satisfy margin requirements in the ordinary course of business, we pledged cash collateral of $102 million. Additionally, we pledged U.S. Treasuries with an aggregate fair value of $190 million to satisfy initial margin requirements with certain dealer counterparties and central clearing houses.
Derivative Notional Amounts and Fair Values
The following schedule presents derivative notional amounts and recorded fair values at September 30, 2026 and December 31, 2025:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	September 30, 2026			December 31, 2025
	Notional amount	Fair value		Notional amount	Fair value
(In millions)		Other assets	Other liabilities		Other assets	Other liabilities
Derivatives designated as accounting hedges:
Cash flow hedges:
Hedges of floating-rate assets [1]	$22,700	$—	$20	$2,750	$7	$1
Fair value hedges:
Hedges of fixed-rate assets [1]	8,441	112	—	7,653	79	—
Hedges of fixed-rate liabilities	2,000	—	6	1,000	—	—
Total derivatives designated as accounting hedges	33,141	112	26	11,403	86	1
Derivatives not designated as accounting hedges: [2]
Customer interest rate derivatives	30,612	426	542	22,428	251	241
Customer commodity derivatives	3,466	228	213	853	18	17
Other interest rate derivatives	1,928	2	—	5,571	2	—
Foreign exchange derivatives [3]	506	3	2	308	3	1
Purchased credit derivatives	45	—	—	64	—	—
Total derivatives not designated as accounting hedges	36,557	659	757	29,224	274	259
Total gross derivatives	$69,698	$771	$783	$40,627	$360	$260
Less: Offsetting derivative instruments		(122)	(122)		(51)	(51)
Less: Cash collateral pledged/received		(479)	(87)		(232)	(17)
Total net derivatives presented on balance sheet [4]		$170	$574		$77	$192
1 Balances include forward-starting interest rate derivatives designated as cash flow and fair value hedges of assets whose contractual start dates had not yet occurred as of the reporting dates. Related notional amounts totaled $14.0 billion and $2.9 billion, respectively, at September 30, 2026, compared with $350 million and $2.1 billion, respectively, at December 31, 2025.
2 Notional amounts and fair values for derivatives that are not designated as accounting hedges include both the customer-facing derivatives the Bank executes to assist customers in managing their risks and the dealer-facing derivatives that economically offset the customer transactions to mitigate the Bank's exposure.
3 Includes foreign exchange spot, forward, and option contracts.
4 Effective in the first quarter of 2026, we changed our accounting policy to present qualifying derivative assets and liabilities, along with the associated rights to reclaim or obligations to return cash collateral, on a net basis for all eligible arrangements rather than on a gross basis. Prior period results have been recast to conform to this presentation.
Hedge Accounting Gains/Losses Recognized in Earnings and Deferred in AOCI
The following schedule presents the gains and losses from derivative instruments designated as cash flow and fair value hedges, either deferred in accumulated other comprehensive income (“AOCI”) or recognized in earnings for the three and nine months ended September 30, 2026 and 2025:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended September 30, 2026				Three Months Ended September 30, 2025
(In millions)	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness	Effective portion of derivative gain/(loss) deferred in AOCI	Amount of gain/(loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness
Cash flow hedges: [1]
Hedges of floating-rate assets	$(59)	$(12)	$—	$—	$—	$(15)	$—	$—
Hedges of floating-rate liabilities	—	—	—	—	—	—	—	—
Fair value hedges: [2]
Hedges of fixed-rate assets	—	—	5	(1)	—	—	15	—
Hedges of fixed-rate liabilities	—	—	(2)	—	—	—	(3)	—
Total derivatives designated as accounting hedges	$(59)	$(12)	$3	$(1)	$—	$(15)	$12	$—

	Nine Months Ended September 30, 2026				Nine Months Ended September 30, 2025
(In millions)	Effective portion of derivative gain (loss) deferred in AOCI	Amount of gain (loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness	Effective portion of derivative gain (loss) deferred in AOCI	Amount of gain (loss) reclassified from AOCI into income	Interest on fair value hedges	Hedge ineffectiveness
Cash flow hedges: [1]
Hedges of floating-rate assets	$(120)	$(34)	$—	$—	$8	$(53)	$—	$—
Hedges of floating-rate liabilities	—	—	—	—	—	1	—	—
Fair value hedges: [2]
Hedges of fixed-rate assets	—	—	16	(1)	—	—	42	—
Hedges of fixed-rate liabilities	—	—	(6)	(1)	—	—	(8)	—
Total derivatives designated as accounting hedges	$(120)	$(34)	$10	$(2)	$8	$(52)	$34	$—
1 For the 12-month period following September 30, 2026, approximately $85 million of net losses from both active and terminated cash flow hedges will be reclassified from AOCI into interest income, compared with $37 million at September 30, 2025. At September 30, 2026, approximately $12 million of losses related to terminated cash flow hedges remained deferred in AOCI, which are expected to be fully reclassified into earnings by October 2027.
2 We recorded cumulative unamortized basis adjustments from terminated fair value hedges of debt totaling $26 million and $34 million at September 30, 2026 and 2025, respectively. Additionally, we had $2 million and $3 million of cumulative unamortized basis adjustments from terminated fair value hedges of assets at September 30, 2026 and 2025, respectively. Interest on fair value hedges presented above includes the amortization of the remaining unamortized basis adjustments.
Gains/Losses Recognized in Earnings from Derivatives Not Designated as Accounting Hedges
The following schedule presents the amount of gains (losses) recognized in “Capital markets fees and income” under noninterest income from derivatives not designated as accounting hedges:

	Other Noninterest Income/(Expense)
(In millions)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Derivatives not designated as accounting hedges:
Customer-facing interest rate derivatives	$27	$46	$(2)	$16
Customer-facing commodity derivatives	1	3	—	—
Other interest rate derivatives [1]	2	2	1	1
Foreign exchange derivatives	6	19	8	22
Purchased credit derivatives	—	—	—	(1)
Total derivatives not designated as accounting hedges	$36	$70	$7	$38
1 Includes gains and losses from residential mortgage derivative instruments, which were recognized in “Loan-related fees and income” within noninterest income.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Fair Value Hedges and Hedged Items Gains/Losses
The following schedule presents derivatives used in fair value hedge accounting relationships, including the pre-tax gains and losses recognized on both the derivatives and the corresponding hedged items for the periods presented:

	Gains (losses) recorded in income
	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(In millions)	Derivatives	Hedged items	Total income statement impact	Derivatives	Hedged items	Total income statement impact

Hedges of fixed-rate assets [1,2]	$218	$(219)	$(1)	$(15)	$15	$—
Hedges of fixed-rate liabilities [1,2]	(41)	41	—	3	(3)	—

	Gains (losses) recorded in income
	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(In millions)	Derivatives	Hedged items	Total income statement impact	Derivatives	Hedged items	Total income statement impact

Hedges of fixed-rate assets [1,2]	$298	$(299)	$(1)	$(130)	$130	$—
Hedges of fixed-rate liabilities [1,2]	(60)	59	(1)	19	(19)	—
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
Fair Value Hedges and Basis Adjustments
The following schedule presents information regarding basis adjustments for hedged items in fair value hedging relationships:

	Par value of hedged items		Carrying amount of the hedged items		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged items
(In millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025

Hedges of fixed-rate assets [1,2]	$11,475	$11,566	$10,993	$11,383	$(482)	$(183)
Hedges of fixed-rate liabilities [1]	(2,000)	(1,000)	(1,950)	(1,009)	50	(9)
1 Carrying amounts exclude (i) issuance and purchase discounts or premiums, (ii) unamortized issuance and acquisition costs, and (iii) amounts related to terminated fair value hedging relationships.
2 Hedged items include defined portfolios of AFS securities and commercial loans, as well as specifically identified AFS securities. Related basis adjustments were recorded in the same balance-sheet line items as the corresponding hedged assets. At September 30, 2026, the amortized cost basis of assets designated under the portfolio layer method was $8.7 billion, the cumulative basis adjustment associated with these hedging relationships was $105 million, and the notional amount of the designated accounting hedges was $5.7 billion.

Offsetting Assets and Liabilities
The following schedule presents derivative, repurchase agreement, and reverse repurchase agreement transactions subject to enforceable master netting arrangements or similar agreements. Derivative assets and liabilities are included in “Other assets” and “Other liabilities,” respectively, on the consolidated balance sheet. Reverse repurchase agreements are included in “Federal funds sold and securities purchased under agreements to resell,” and repurchase agreements are included in “Federal funds and other short-term borrowings.” The underlying agreements generally provide for rights of setoff and establish collateral requirements in the event of default or other termination events.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	September 30, 2026
	Gross amounts recognized	Gross amounts offset on the balance sheet	Net amounts presented on the balance sheet	Gross amounts not offset on the balance sheet	Net amount
(In millions)				Securities collateral [1]
Assets:
Derivative assets	$771	$(601)	$170	$—	$170
Reverse repurchase agreements	1,952	(749)	1,203	(1,203)	—
Total	$2,723	$(1,350)	$1,373	$(1,203)	$170
Liabilities:
Derivative liabilities	$783	$(209)	$574	$(6)	$568
Repurchase agreements	1,139	(749)	390	(390)	—
Total	$1,922	$(958)	$964	$(396)	$568

	December 31, 2025
	Gross amounts recognized	Gross amounts offset on the balance sheet	Net amounts presented on the balance sheet	Gross amounts not offset on the balance sheet	Net amount
(In millions)				Securities collateral [1]
Assets:
Derivative assets	$360	$(283)	$77	$—	$77
Reverse repurchase agreements	1,393	—	1,393	(1,393)	—
Total	$1,753	$(283)	$1,470	$(1,393)	$77
Liabilities:
Derivative liabilities	$260	$(68)	$192	$—	$192
Repurchase agreements	487	—	487	(478)	9
Total	$747	$(68)	$679	$(478)	$201
1 Represents the fair value of securities collateral pledged or received, limited to the net carrying amount of the related recognized asset or liability.
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
The carrying values of our investment securities exclude accrued interest receivables of $58 million and $64 million at September 30, 2026 and December 31, 2025, respectively. These amounts are included in “Other assets” on the consolidated balance sheet.
Investment securities with a carrying value of $16.5 billion and $17.5 billion were pledged as collateral for potential borrowings at September 30, 2026 and December 31, 2025, respectively.

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
The discount associated with securities previously transferred from AFS to HTM was $1.4 billion ($1.1 billion after tax) at September 30, 2026, compared with $1.6 billion ($1.2 billion after tax) at December 31, 2025.
For additional information regarding our fair value estimation process and the accounting treatment of our investment securities, see Notes 3 and 5, respectively, of our 2025 Form 10-K.
The following schedule presents the amortized cost and estimated fair values of our AFS and HTM securities:

	September 30, 2026
(In millions)	Amortized cost	Gross unrealized gains [1]	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$2,292	$—	$227	$2,065
U.S. Government agencies and corporations:
Agency securities	260	—	22	238
Agency guaranteed mortgage-backed securities	6,631	1	1,218	5,414
Small Business Administration loan-backed securities	283	—	14	269
Municipal securities	858	—	83	775
Other debt securities	25	—	—	25
Total available-for-sale	10,349	1	1,564	8,786
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	127	—	6	121
Agency guaranteed mortgage-backed securities	7,904	1	394	7,511
Municipal securities	237	—	13	224
Total held-to-maturity	8,268	1	413	7,856
Total investment securities	$18,617	$2	$1,977	$16,642

	December 31, 2025
(In millions)	Amortized cost	Gross unrealized gains [1]	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$1,500	$17	$106	$1,411
U.S. Government agencies and corporations:
Agency securities	313	—	15	298
Agency guaranteed mortgage-backed securities	7,207	5	989	6,223
Small Business Administration loan-backed securities	355	—	14	341
Municipal securities	953	—	44	909
Other debt securities	25	—	—	25
Total available-for-sale	10,353	22	1,168	9,207
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	137	—	3	134
Agency guaranteed mortgage-backed securities	8,459	111	25	8,545
Municipal securities	271	—	10	261
Total held-to-maturity	8,867	111	38	8,940
Total investment securities	$19,220	$133	$1,206	$18,147
1 Gross unrealized gains for the respective AFS security categories without values were individually less than $1 million.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents gross unrealized losses for AFS securities and the estimated fair value, categorized by the length of time the securities have been in an unrealized loss position:

	September 30, 2026
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$94	$1,797	$133	$268	$227	$2,065
U.S. Government agencies and corporations:
Agency securities	—	13	22	216	22	229
Agency guaranteed mortgage-backed securities	14	301	1,204	5,017	1,218	5,318
Small Business Administration loan-backed securities	—	—	14	241	14	241
Municipal securities	2	85	81	669	83	754
Other	—	15	—	—	—	15
Total available-for-sale investment securities	$110	$2,211	$1,454	$6,411	$1,564	$8,622

	December 31, 2025
	Less than 12 months		12 months or more		Total
(In millions)	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value
Available-for-sale
U.S. Treasury securities	$—	$99	$106	$296	$106	$395
U.S. Government agencies and corporations:
Agency securities	—	7	15	288	15	295
Agency guaranteed mortgage-backed securities	2	86	987	5,735	989	5,821
Small Business Administration loan-backed securities	—	24	14	309	14	333
Municipal securities	—	68	44	797	44	865
Other	—	15	—	—	—	15
Total available-for-sale investment securities	$2	$299	$1,166	$7,425	$1,168	$7,724
At September 30, 2026 and December 31, 2025, the number of AFS investment securities in an unrealized loss position totaled 1,940 and 2,037, respectively.
There were no gross realized gains or losses from sales of AFS investment securities for the three and nine months ended September 30, 2026 and 2025.

The following schedule presents interest income categorized by investment security type:

	Three Months Ended September 30,
	2026			2025
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total

Available-for-sale	$65	$5	$70	$66	$7	$73
Held-to-maturity	44	1	45	49	2	51
Total investment securities	$109	$6	$115	$115	$9	$124

	Nine Months Ended September 30,
	2026			2025
(In millions)	Taxable	Nontaxable	Total	Taxable	Nontaxable	Total

Available-for-sale	$188	$17	$205	$196	$21	$217
Held-to-maturity	136	3	139	151	4	155
Total investment securities	$324	$20	$344	$347	$25	$372

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Maturities
The following schedule presents the amortized cost and weighted average yields of debt securities, categorized by the remaining contractual maturity of principal payments at September 30, 2026. The schedule does not reflect the effects of interest rate resets or fair value hedges. Additionally, the remaining contractual principal maturities shown do not represent the portfolio's duration, as they exclude expected prepayments or amortization, which typically result in measured durations that are significantly shorter than contractual maturities.

	September 30, 2026
	Total debt securities		Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years
(Dollar amounts in millions)	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
Available-for-sale
U.S. Treasury securities	$2,292	3.92%	$100	4.05%	$397	4.22%	$1,394	4.27%	$401	2.35%
U.S. Government agencies and corporations:
Agency securities	260	3.50	8	2.51	57	4.21	124	3.28	71	3.42
Agency guaranteed mortgage-backed securities	6,631	2.06	34	3.61	302	2.27	1,954	1.67	4,341	2.21
Small Business Administration loan-backed securities	283	3.96	—	—	16	4.84	92	3.50	175	4.12
Municipal securities [1]	858	1.95	56	3.00	373	1.78	416	1.95	13	2.46
Other debt securities	25	7.81	—	—	10	9.50	—	—	15	6.69
Total available-for-sale securities	10,349	2.57	198	3.62	1,155	2.98	3,980	2.70	5,016	2.32
Held-to-maturity
U.S. Government agencies and corporations:
Agency securities	127	4.16	—	—	—	—	77	3.52	50	5.14
Agency guaranteed mortgage-backed securities	7,904	2.14	—	—	35	1.90	—	—	7,869	2.14
Municipal securities [1]	237	3.26	33	3.53	121	2.68	78	3.78	5	7.36
Total held-to-maturity securities [2]	8,268	2.20	33	3.53	156	2.51	155	3.65	7,924	2.16
Total investment securities	$18,617	2.40	$231	3.60	$1,311	2.92	$4,135	2.74	$12,940	2.22
1 The yields on tax-exempt securities are calculated on a tax-equivalent basis.
2 Weighted average yields by maturity bucket are based on amortized cost, excluding unamortized basis adjustments associated with the transfer of certain debt securities from AFS to HTM, and are presented pre-tax.
Impairment
AFS Impairment
We review our AFS securities portfolio for potential impairment on a quarterly basis, assessing each security individually. For additional information regarding our impairment assessment methodology and the related accounting policies applicable to investment securities, see Note 5 of our 2025 Form 10-K.
No impairment losses were recognized on our AFS investment securities portfolio during the first nine months of 2026 or 2025. The unrealized losses primarily reflect the impact of higher interest rates subsequent to the purchase of the securities and are not attributable to credit-related factors. Accordingly, absent any future sales, we expect to recover the full principal value of these securities upon maturity. At September 30, 2026, we did not intend to sell any securities in an unrealized loss position, nor do we believe it is more likely than not that we would be required to sell such securities prior to recovering their amortized cost basis.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
HTM Impairment
For HTM securities, the allowance for credit losses (“ACL”) is evaluated using the same methodology applied to loans and leases measured at amortized cost, as described in Note 6. At September 30, 2026, the ACL for HTM securities was less than $1 million. All HTM securities were assigned a credit quality rating of “Pass,” with none classified as past due.
6. LOANS, LEASES, AND ALLOWANCE FOR CREDIT LOSSES
Loans, Leases, and Loans Held for Sale
The following schedule presents our loan and lease portfolio according to major portfolio segment and specific class:

(In millions)	September 30, 2026	December 31, 2025

Loans held for sale	$49	$201
Commercial:
Commercial and industrial [1]	$18,758	$18,111
Owner-occupied	9,357	9,274
Municipal	4,295	4,294
Total commercial	32,410	31,679
Commercial real estate:
Term	11,747	11,234
Construction and land development	2,408	2,162
Total commercial real estate	14,155	13,396
Consumer:
1-4 family residential	10,370	10,462
Home equity credit line	4,134	3,950
Construction and other consumer real estate	751	782
Bankcard and other revolving plans	539	515
Other	113	116
Total consumer	15,907	15,825
Total loans and leases	$62,472	$60,900
1 Effective March 31, 2026, balances previously reported as “Leasing” were reclassified to the “Commercial and industrial” loan segment. Prior period amounts have been reclassified to conform to the current presentation. At September 30, 2026 and December 31, 2025, the leasing portfolio totaled $331 million and $367 million, respectively.
Loans and leases classified as held for investment are measured and presented at their amortized cost basis, which includes net unamortized purchase premiums, discounts, and deferred loan fees and costs totaling $63 million and $61 million at September 30, 2026 and December 31, 2025, respectively. The amortized cost basis of the loans does not include accrued interest receivables of $273 million and $276 million at September 30, 2026 and December 31, 2025, respectively. These receivables are included in “Other assets” on the consolidated balance sheet.
Municipal loans generally include loans to state and local governments (“municipalities”), with the debt service being repaid from general funds or pledged revenues of the municipal entity, or to private commercial entities or 501(c)(3) not-for-profit entities utilizing a pass-through municipal entity to achieve favorable tax treatment.
Land acquisition and development loans included in the construction and land development loan portfolio were $210 million at September 30, 2026 and $257 million at December 31, 2025.
Loans with a carrying value of $45.4 billion at September 30, 2026 and $43.2 billion at December 31, 2025 have been pledged at the Federal Reserve (“FRB”) and the Federal Home Loan Bank (“FHLB”) of Des Moines as collateral for current and potential borrowings.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Loans held for sale are measured individually at fair value or the lower of cost or fair value and primarily consist of CRE loans sold into securitization entities, and conforming residential mortgages generally sold to U.S. government agencies. The following schedule presents loans added to, or sold from, the held for sale category during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025

Loans added to held for sale	$238	$267	$1,382	715
Loans sold from held for sale	261	222	1,465	572
From time to time, we retain continuing involvement in loans sold through servicing rights or guarantees. At September 30, 2026, the principal balance of loans sold for which servicing was retained was $1.9 billion, compared with $679 million at December 31, 2025. The increase primarily reflects the addition of servicing rights acquired as part of the Basis Multifamily Finance acquisition during the third quarter, relating largely to loans that had been sold prior to the acquisition date.
Income generated from sold loans, excluding servicing income, includes gains and losses on the sale of loans and adjustments to measure loans held for sale at the lower of amortized cost or fair value. These amounts totaled $3 million and $14 million for the three and nine months ended September 30, 2026, respectively, compared with $4 million and $9 million for the corresponding periods in 2025. For information regarding net gains on loan sales, as well as valuation adjustments related to loans measured at fair value and the associated derivatives, see Note 3.
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
Changes in the ACL are summarized as follows:

	Three Months Ended September 30, 2026
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$397	$161	$104	$662
Provision for loan losses	(16)	(12)	14	(14)
Gross loan and lease charge-offs	6	—	3	9
Recoveries	3	1	2	6
Net loan and lease charge-offs (recoveries)	3	(1)	1	3
Balance at end of period	$378	$150	$117	$645
Reserve for unfunded lending commitments
Balance at beginning of period	$18	$20	$7	$45
Provision for unfunded lending commitments	(1)	6	1	6
Balance at end of period	$17	$26	$8	$51
Total allowance for credit losses at end of period
Allowance for loan losses	$378	$150	$117	$645
Reserve for unfunded lending commitments	17	26	8	51
Total allowance for credit losses	$395	$176	$125	$696

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2026
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$391	$185	$102	$678
Provision for loan losses	(4)	(34)	21	(17)
Gross loan and lease charge-offs	21	3	10	34
Recoveries	12	2	4	18
Net loan and lease charge-offs (recoveries)	9	1	6	16
Balance at end of period	$378	$150	$117	$645
Reserve for unfunded lending commitments
Balance at beginning of period	$19	$19	$8	$46
Provision for unfunded lending commitments	(2)	7	—	5
Balance at end of period	$17	$26	$8	$51
Total allowance for credit losses at end of period
Allowance for loan losses	$378	$150	$117	$645
Reserve for unfunded lending commitments	17	26	8	51
Total allowance for credit losses	$395	$176	$125	$696

	Three Months Ended September 30, 2025
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$361	$230	$99	$690
Provision for loan losses	57	(11)	(1)	45
Gross loan and lease charge-offs	61	3	3	67
Recoveries	9	1	1	11
Net loan and lease charge-offs (recoveries)	52	2	2	56
Balance at end of period	$366	$217	$96	$679
Reserve for unfunded lending commitments
Balance at beginning of period	$22	$12	$8	$42
Provision for unfunded lending commitments	1	4	(1)	4
Balance at end of period	$23	$16	$7	$46
Total allowance for credit losses at end of period
Allowance for loan losses	$366	$217	$96	$679
Reserve for unfunded lending commitments	23	16	7	46
Total allowance for credit losses	$389	$233	$103	$725

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2025
(In millions)	Commercial	Commercial real estate	Consumer	Total
Allowance for loan losses
Balance at beginning of period	$308	$300	$88	$696
Provision for loan losses	129	(80)	16	65
Gross loan and lease charge-offs	92	4	11	107
Recoveries	21	1	3	25
Net loan and lease charge-offs (recoveries)	71	3	8	82
Balance at end of period	$366	$217	$96	$679
Reserve for unfunded lending commitments
Balance at beginning of period	$26	$11	$8	$45
Provision for unfunded lending commitments	(3)	5	(1)	1
Balance at end of period	$23	$16	$7	$46
Total allowance for credit losses at end of period
Allowance for loan losses	$366	$217	$96	$679
Reserve for unfunded lending commitments	23	16	7	46
Total allowance for credit losses	$389	$233	$103	$725
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
The following schedule presents the amortized cost basis of loans on nonaccrual:

	September 30, 2026
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance [1]	with allowance		Related allowance
Commercial:
Commercial and industrial	$16	$114	$130	$23
Owner-occupied	30	16	46	1
Total commercial	46	130	176	24
Commercial real estate:
Term	32	8	40	—
Consumer:
1-4 family residential	7	51	58	6
Home equity credit line	1	34	35	13
Bankcard and other revolving plans	—	1	1	1
Other	—	1	1	1
Total consumer	8	87	95	21
Total	$86	$225	$311	$45

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2025
	Amortized cost basis		Total amortized cost basis
(In millions)	with no allowance [1]	with allowance		Related allowance
Commercial:
Commercial and industrial	$44	$49	$93	$19
Owner-occupied	33	18	51	1
Municipal	—	2	2	—
Total commercial	77	69	146	20
Commercial real estate:
Term	4	68	72	2
Construction and land development	—	1	1	—
Total commercial real estate	4	69	73	2
Consumer:
1-4 family residential	14	51	65	5
Home equity credit line	—	30	30	8
Bankcard and other revolving plans	—	1	1	1
Total consumer	14	82	96	14
Total	$95	$220	$315	$36
1 Nonaccrual loans with no allowance primarily consist of loans for which a specific reserve is estimated based on the fair value of the collateral. As a result, we generally charge off the portion of the loan balance that exceeds that fair value, and no reserve or related allowance is established for these loans.
For accruing loans, interest is accrued, and interest payments are recognized as interest income in accordance with the contractual terms of the loan agreement. For nonaccrual loans, the accrual of interest is discontinued, and any previously accrued but uncollected interest is promptly reversed from interest income, generally within one month. Payments received on nonaccrual loans are applied to reduce the outstanding principal balance and are not recognized as interest income. However, when the collectability of the amortized cost basis of a nonaccrual loan is no longer in doubt, interest payments may be recognized as interest income on a cash basis. For the three and nine months ended September 30, 2026 and 2025, no interest income was recognized on a cash basis for nonaccrual loans.
The following schedule presents the amount of accrued interest receivables reversed from interest income, categorized by loan portfolio segment during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025

Commercial	$5	$4	$12	$5
Commercial real estate	1	1	3	4
Consumer	1	1	3	3
Total	$7	$6	$18	$12
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Past due loans (accruing and nonaccruing) are summarized as follows:

	September 30, 2026
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$18,678	$53	$27	$80	$18,758	$2	$88
Owner-occupied	9,314	19	24	43	9,357	1	22
Municipal	4,295	—	—	—	4,295	—	—
Total commercial	32,287	72	51	123	32,410	3	110
Commercial real estate:
Term	11,723	20	4	24	11,747	1	30
Construction and land development	2,408	—	—	—	2,408	—	—
Total commercial real estate	14,131	20	4	24	14,155	1	30
Consumer:
1-4 family residential	10,323	13	34	47	10,370	—	22
Home equity credit line	4,108	16	10	26	4,134	—	18
Construction and other consumer real estate	751	—	—	—	751	—	—
Bankcard and other revolving plans	534	4	1	5	539	1	1
Other	112	1	—	1	113	—	—
Total consumer	15,828	34	45	79	15,907	1	41
Total	$62,246	$126	$100	$226	$62,472	$5	$181

	December 31, 2025
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total loans	Accruing loans 90+ days past due	Nonaccrual loans that are current [1]
Commercial:
Commercial and industrial	$18,025	$75	$11	$86	$18,111	$2	$73
Owner-occupied	9,235	11	28	39	9,274	1	17
Municipal	4,293	1	—	1	4,294	—	2
Total commercial	31,553	87	39	126	31,679	3	92
Commercial real estate:
Term	11,211	1	22	23	11,234	1	50
Construction and land development	2,161	—	1	1	2,162	—	—
Total commercial real estate	13,372	1	23	24	13,396	1	50
Consumer:
1-4 family residential	10,411	10	41	51	10,462	—	21
Home equity credit line	3,920	19	11	30	3,950	—	15
Construction and other consumer real estate	782	—	—	—	782	—	—
Bankcard and other revolving plans	510	3	2	5	515	1	1
Other	115	1	—	1	116	—	—
Total consumer	15,738	33	54	87	15,825	1	37
Total	$60,663	$121	$116	$237	$60,900	$5	$179
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
There were no loans classified as Doubtful at September 30, 2026 or December 31, 2025.
For commercial and CRE loans with commitments greater than $1 million, we assign either one of several grades within the Pass classification or one of the previously described regulatory risk classifications. Internal risk grades for these loans are reviewed on a regular and ongoing basis and adjusted as appropriate based on available credit information.
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
The following schedules present the amortized cost of loans and leases by vintage year and by the credit quality classifications used by management in monitoring portfolio risk. Vintage year generally reflects the year of origination or, when applicable, the year of a subsequent modification that is accounted for as a new loan.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	September 30, 2026
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2026	2025	2024	2023	2022	Prior			Total
Commercial:
Commercial and industrial
Pass	$1,962	$2,548	$1,427	$985	$887	$1,160	$8,788	$125	$17,882
Special Mention	1	7	14	18	39	69	51	2	201
Accruing Substandard	—	118	74	92	26	76	151	8	545
Nonaccrual	—	4	24	8	32	24	22	16	130
Total commercial and industrial	1,963	2,677	1,539	1,103	984	1,329	9,012	151	18,758
Owner-occupied
Pass	817	907	1,126	675	1,265	3,793	266	54	8,903
Special Mention	—	1	13	11	11	28	3	5	72
Accruing Substandard	2	22	43	40	76	122	31	—	336
Nonaccrual	—	6	—	4	9	24	3	—	46
Total owner-occupied	819	936	1,182	730	1,361	3,967	303	59	9,357
Municipal
Pass	378	367	518	357	783	1,824	3	30	4,260
Special Mention	—	—	—	—	—	3	—	—	3
Accruing Substandard	—	—	—	14	—	18	—	—	32
Nonaccrual	—	—	—	—	—	—	—	—	—
Total municipal	378	367	518	371	783	1,845	3	30	4,295
Total commercial	3,160	3,980	3,239	2,204	3,128	7,141	9,318	240	32,410
Commercial real estate:
Term
Pass	1,602	1,223	1,025	970	1,475	3,882	385	90	10,652
Special Mention	—	—	41	27	35	80	25	—	208
Accruing Substandard	—	17	37	198	370	191	1	33	847
Nonaccrual	—	—	—	—	1	39	—	—	40
Total term	1,602	1,240	1,103	1,195	1,881	4,192	411	123	11,747
Construction and land development
Pass	177	904	327	139	38	12	696	46	2,339
Special Mention	—	—	12	—	—	—	7	—	19
Accruing Substandard	—	—	36	9	—	—	5	—	50
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and land development	177	904	375	148	38	12	708	46	2,408
Total commercial real estate	1,779	2,144	1,478	1,343	1,919	4,204	1,119	169	14,155

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	September 30, 2026
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2026	2025	2024	2023	2022	Prior			Total
Consumer:
1-4 family residential
Pass	$904	$732	$709	$688	$3,038	$4,238	$—	$—	$10,309
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	1	—	1	1	—	—	3
Nonaccrual	—	1	3	7	13	34	—	—	58
Total 1-4 family residential	904	733	713	695	3,052	4,273	—	—	10,370
Home equity credit line
Pass	—	—	—	—	—	—	3,959	133	4,092
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	7	—	7
Nonaccrual	—	—	—	—	—	—	30	5	35
Total home equity credit line	—	—	—	—	—	—	3,996	138	4,134
Construction and other consumer real estate
Pass	106	439	157	26	19	3	—	—	750
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	1	—	—	—	—	—	—	1
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	106	440	157	26	19	3	—	—	751
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	536	—	536
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	539	—	539
Other consumer
Pass	45	32	16	11	6	2	—	—	112
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	1	—	—	—	—	1
Total other consumer	45	32	16	12	6	2	—	—	113
Total consumer	1,055	1,205	886	733	3,077	4,278	4,535	138	15,907
Total loans	$5,994	$7,329	$5,603	$4,280	$8,124	$15,623	$14,972	$547	$62,472

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2025
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial:
Commercial and industrial
Pass	$3,746	$2,058	$1,143	$898	$350	$698	$8,141	$197	$17,231
Special Mention	14	29	13	16	28	30	99	1	230
Accruing Substandard	60	140	82	41	18	30	177	9	557
Nonaccrual	4	5	4	37	3	3	14	23	93
Total commercial and industrial	3,824	2,232	1,242	992	399	761	8,431	230	18,111
Owner-occupied
Pass	1,112	1,234	727	1,414	1,492	2,515	227	67	8,788
Special Mention	3	28	—	9	9	30	1	—	80
Accruing Substandard	4	37	15	111	71	89	24	4	355
Nonaccrual	6	8	2	6	3	19	7	—	51
Total owner-occupied	1,125	1,307	744	1,540	1,575	2,653	259	71	9,274
Municipal
Pass	542	614	409	745	849	1,070	1	41	4,271
Special Mention	—	3	—	—	—	—	—	—	3
Accruing Substandard	—	—	—	—	—	18	—	—	18
Nonaccrual	—	—	—	—	2	—	—	—	2
Total municipal	542	617	409	745	851	1,088	1	41	4,294
Total commercial	5,491	4,156	2,395	3,277	2,825	4,502	8,691	342	31,679
Commercial real estate:
Term
Pass	2,643	1,223	1,167	1,741	956	1,747	318	140	9,935
Special Mention	51	—	35	71	—	1	—	—	158
Accruing Substandard	328	43	142	426	53	36	26	15	1,069
Nonaccrual	21	—	16	1	—	5	—	29	72
Total term	3,043	1,266	1,360	2,239	1,009	1,789	344	184	11,234
Construction and land development
Pass	446	540	375	47	1	1	624	49	2,083
Special Mention	—	8	5	—	—	—	—	—	13
Accruing Substandard	53	6	—	—	—	—	6	—	65
Nonaccrual	—	—	1	—	—	—	—	—	1
Total construction and land development	499	554	381	47	1	1	630	49	2,162
Total commercial real estate	3,542	1,820	1,741	2,286	1,010	1,790	974	233	13,396

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	December 31, 2025
	Term loans						Revolving loans amortized cost basis	Revolving loans converted to term loans amortized cost basis
	Amortized cost basis by year of origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Consumer:
1-4 family residential
Pass	$917	$847	$867	$3,144	$1,808	$2,812	$—	$—	$10,395
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	1	—	—	—	1	—	—	2
Nonaccrual	1	4	5	15	13	27	—	—	65
Total 1-4 family residential	918	852	872	3,159	1,821	2,840	—	—	10,462
Home equity credit line
Pass	—	—	—	—	—	—	3,799	111	3,910
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	10	—	10
Nonaccrual	—	—	—	—	—	—	26	4	30
Total home equity credit line	—	—	—	—	—	—	3,835	115	3,950
Construction and other consumer real estate
Pass	246	351	87	91	5	2	—	—	782
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total construction and other consumer real estate	246	351	87	91	5	2	—	—	782
Bankcard and other revolving plans
Pass	—	—	—	—	—	—	511	1	512
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	2	—	2
Nonaccrual	—	—	—	—	—	—	1	—	1
Total bankcard and other revolving plans	—	—	—	—	—	—	514	1	515
Other consumer
Pass	55	26	19	11	4	1	—	—	116
Special Mention	—	—	—	—	—	—	—	—	—
Accruing Substandard	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	—	—	—	—
Total other consumer	55	26	19	11	4	1	—	—	116
Total consumer	1,219	1,229	978	3,261	1,830	2,843	4,349	116	15,825
Total loans	$10,252	$7,205	$5,114	$8,824	$5,665	$9,135	$14,014	$691	$60,900

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedules present gross charge-offs categorized by year of loan origination for the periods presented:

	Three Months Ended September 30, 2026
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2026	2025	2024	2023	2022	Prior			Total
Commercial:
Commercial and industrial	$—	$—	$1	$—	$—	$1	$3	$1	$6
Consumer:
Bankcard and other revolving plans	—	—	—	—	—	—	2	—	2
Other	—	—	—	—	—	1	—	—	1
Total consumer	—	—	—	—	—	1	2	—	3
Total gross charge-offs	$—	$—	$1	$—	$—	$2	$5	$1	$9

	Nine Months Ended September 30, 2026
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2026	2025	2024	2023	2022	Prior			Total
Commercial:
Commercial and industrial	$—	$4	$3	$—	$—	$3	$8	$2	$20
Owner occupied	—	—	—	—	—	—	1	—	1
Total commercial	—	4	3	—	—	3	9	2	21
Commercial real estate:
Term	—	—	—	—	—	3	—	—	3
Consumer:
Bankcard and other revolving plans	—	—	—	—	—	—	7	—	7
Other	—	—	—	—	—	3	—	—	3
Total consumer	—	—	—	—	—	3	7	—	10
Total gross charge-offs	$—	$4	$3	$—	$—	$9	$16	$2	$34

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Three Months Ended September 30, 2025
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial:
Commercial and industrial	$—	$1	$—	$1	$—	$1	$55	$—	$58
Municipal	—	—	—	—	3	—	—	—	3
Total commercial	—	1	—	1	3	1	55	—	61
Commercial real estate:
Term	—	—	3	—	—	—	—	—	3
Consumer:
Bankcard and other revolving plans	—	—	—	—	—	—	2	—	2
Other	—	—	—	—	—	1	—	—	1
Total consumer	—	—	—	—	—	1	2	—	3
Total gross charge-offs	$—	$1	$3	$1	$3	$2	$57	$—	$67

	Nine Months Ended September 30, 2025
	Term loans						Revolving loans gross charge-offs	Revolving loans converted to term loans gross charge-offs
	Gross charge-offs by year of loan origination
(In millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial:
Commercial and industrial	$—	$2	$2	$2	$3	$12	$68	$—	$89
Municipal	—	—	—	—	3	—	—	—	3
Total commercial	—	2	2	2	6	12	68	—	92
Commercial real estate:
Term	1	—	3	—	—	—	—	—	4
Consumer:
1-4 family residential	—	—	—	—	1	2	—	—	3
Home equity credit line	—	—	—	—	—	—	1	—	1
Bankcard and other revolving plans	—	—	—	—	—	—	6	—	6
Other	—	—	—	—	—	1	—	—	1
Total consumer	—	—	—	—	1	3	7	—	11
Total gross charge-offs	$1	$2	$5	$2	$7	$15	$75	$—	$107
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
We monitor the performance of all modified loans on an ongoing basis in accordance with their modified terms. Modified loans are considered to be in default if they become past due after modification. Commercial loans are considered to be in default when they are 90 days or more past due, while consumer loans are considered to be in default when they are 60 days or more past due. For the three and nine months ended September 30, 2026, modified loans to borrowers experiencing financial difficulty that defaulted during the period and were modified within the preceding 12 months totaled less than $1 million for both periods. For the corresponding periods ended September 30, 2025, such loans totaled less than $2 million and $4 million, respectively.
The amortized cost of loans to borrowers experiencing financial difficulty that were modified during the period, by loan class and modification type, is summarized in the following schedule:

	Three Months Ended September 30, 2026
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$53	$—	$—	$—	$53	0.3%
Owner-occupied	—	24	—	—	—	24	0.3
Total commercial	—	77	—	—	—	77	0.2
Commercial real estate:
Term	—	89	—	—	10	99	0.8
Construction and land development	—	22	—	—	—	22	0.9
Total commercial real estate	—	111	—	—	10	121	0.9
Total	$—	$188	$—	$—	$10	$198	0.3

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2026
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$84	$—	$—	$4	$88	0.5%
Owner-occupied	—	38	—	—	—	38	0.4
Total commercial	—	122	—	—	4	126	0.4
Commercial real estate:
Term	—	225	—	—	77	302	2.6
Construction and land development	—	32	—	—	—	32	1.3
Total commercial real estate	—	257	—	—	77	334	2.4
Consumer:
1-4 family residential	—	—	—	—	1	1	—
Total	$—	$379	$—	$—	$82	$461	0.7

	Three Months Ended September 30, 2025
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$58	$—	$—	$—	$58	0.3%
Owner-occupied	—	23	—	—	—	23	0.2
Total commercial	—	81	—	—	—	81	0.3
Commercial real estate:
Term	—	128	—	—	—	128	1.2
Construction and land development	—	1	—	—	—	1	—
Total commercial real estate	—	129	—	—	—	129	1.0
Consumer:
1-4 family residential	—	—	2	—	4	6	0.1
Total	$—	$210	$2	$—	$4	$216	0.4

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Nine Months Ended September 30, 2025
	Amortized cost associated with the following modification types:
(Dollar amounts in millions)	Interest rate reduction	Maturity or term extension	Principal forgiveness	Payment deferral	Multiple modification types [1]	Total [2]	Percentage of total loans [3]
Commercial:
Commercial and industrial	$—	$106	$—	$—	$—	$106	0.6%
Owner-occupied	—	25	—	—	—	25	0.3
Total commercial	—	131	—	—	—	131	0.4
Commercial real estate:
Term	—	322	—	8	7	337	3.1
Construction and land development	—	26	—	—	—	26	1.1
Total commercial real estate	—	348	—	8	7	363	2.7
Consumer:
1-4 family residential	—	—	2	—	7	9	0.1
Home equity credit line	—	—	—	—	1	1	—
Total consumer	—	—	2	—	8	10	0.1
Total	$—	$479	$2	$8	$15	$504	0.8
1 Includes modifications that resulted from a combination of interest rate reduction, maturity or term extension, principal forgiveness, and payment deferral modifications. During the three and nine months ended September 30, 2026, modified loans totaling $10 million and $78 million, respectively, included both interest rate reductions and maturity or term extensions.
2 Unfunded lending commitments related to loans modified to borrowers experiencing financial difficulty totaled $26 million and
$29 million at September 30, 2026 and September 30, 2025, respectively.
3 Amounts less than 0.05% are rounded to zero.
Loan modifications to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2026, resulted in no principal forgiveness across the total loan portfolio, compared with approximately $2 million of principal forgiveness during the corresponding periods in 2025.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the financial impact of loan modifications to borrowers experiencing financial difficulty:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)
Commercial:
Commercial and industrial	—%	5	—%	12
Owner-occupied	—	4	—	10
Total commercial	—	4	—	12
Commercial real estate:
Term	0.3	10	0.8	13
Construction and land development	—	3	—	6
Total commercial real estate	0.3	9	0.8	13
Consumer:[1]
1-4 family residential	—	0	3.1	19
Total weighted average financial impact	0.3	7	0.8	12

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)	Weighted-average interest rate reduction (in percentage points)	Weighted-average term extension (in months)
Commercial:
Commercial and industrial	—%	8	—%	10
Owner-occupied	—	3	—	19
Total commercial	—	7	—	11
Commercial real estate:
Term	—	8	0.1	12
Construction and land development	—	3	—	8
Total commercial real estate	—	8	0.1	12
Consumer:[1]
1-4 family residential	—	11	0.9	7
Home equity credit line	—	0	2.8	43
Total consumer	—	11	2.4	9
Total weighted average financial impact	—	7	0.3	11
1 Primarily relates to a small number of loans within each consumer loan class.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after October 1, 2025 through September 30, 2026, categorized by portfolio segment and loan class:

	September 30, 2026
(In millions)	Current	30-89 days past due	90+ days past due	Total past due	Total amortized cost of loans
Commercial:
Commercial and industrial	$109	$2	$—	$2	$111
Owner-occupied	38	—	3	3	41
Total commercial	147	2	3	5	152
Commercial real estate:
Term	395	—	—	—	395
Construction and land development	32	—	—	—	32
Total commercial real estate	427	—	—	—	427
Consumer:
1-4 family residential	2	—	—	—	2
Home equity credit line	1	—	—	—	1
Total consumer	3	—	—	—	3
Total	$577	$2	$3	$5	$582
The following schedule presents the aging of loans to borrowers experiencing financial difficulty that were modified on or after October 1, 2024 through September 30, 2025, categorized by portfolio segment and loan class:

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
Select information on loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the underlying collateral, including the type of collateral and the extent to which the collateral secures the loans, is summarized as follows:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	September 30, 2026
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Owner-occupied	18	Agriculture production and office buildings	46%
Commercial real estate:
Term	28	Office and industrial buildings	51%
Consumer:
1-4 family residential	3	Single family residential	80%
Total	$49

	December 31, 2025
(Dollar amounts in millions)	Amortized cost	Major types of collateral	Weighted average LTV [1]
Commercial:
Commercial and industrial	$3	Single family residential	71%
Owner occupied	23	Agriculture production and industrial buildings	67%
Municipal	2	Multifamily apartments	93%
Commercial real estate:
Term	37	Office building	98%
Consumer:
1-4 family residential	5	Single family residential	62%
Total	$70
1 The fair value is based on the most recent appraisal or other collateral evaluation.
Foreclosed Residential Real Estate
The balance of foreclosed residential real estate property was $2 million at September 30, 2026 and $1 million at December 31, 2025. The amortized cost basis of consumer mortgage loans collateralized by residential real estate property that were in the process of foreclosure was $21 million and $20 million at September 30, 2026 and December 31, 2025, respectively.
7. LEASES
We have operating and finance leases for branches, data centers, and corporate offices, including our headquarters in Salt Lake City, Utah. At September 30, 2026, we had 407 branches, with 279 owned and 128 leased. The remaining maturities of our lease commitments range from the year 2026 to 2062, with certain lease arrangements including options to extend or terminate the leases.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
The following schedule presents ROU assets and lease liabilities with the associated weighted average remaining life and discount rate:

(In millions)	September 30, 2026	December 31, 2025
Operating leases
ROU assets, net of amortization	$211	$207
Lease liabilities	263	257
Finance leases
ROU assets, net of amortization	3	3
Lease liabilities	3	4
Weighted average remaining lease term (years)
Operating leases	9.0	9.4
Finance leases	14.0	14.7
Weighted average discount rate
Operating leases	4.1%	4.0%
Finance leases	3.2%	3.2%
The following schedule presents additional information related to lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Lease expense:
Operating lease expense	$11	$10	$32	$30
Other expenses associated with operating leases [1]	16	17	48	48
Total lease expense	$27	$27	$80	$78
Related cash disbursements for operating leases	$11	$10	$33	$31
1 Other expenses primarily include property taxes and building and property maintenance.
The following schedule presents the total contractual undiscounted lease payments for operating lease liabilities by expected due date for each of the next five years:

(In millions)	Total undiscounted lease payments

2026 [1]	$11
2027	39
2028	41
2029	37
2030	34
Thereafter	158
Total lease payments	320
Less imputed interest	57
Total	$263
1 Represents contractual maturities remaining in 2026.
We enter into lease arrangements as a lessor of certain real estate properties, including bank-owned and subleased locations, to generate income. These activities include leasing vacant suites within buildings that we partially occupy. Operating lease income totaled $4 million for each of the quarters ended September 30, 2026 and 2025, and $12 million and $11 million for the first nine months of 2026 and 2025, respectively.
At September 30, 2026 and December 31, 2025, equipment leases originated by the Bank and classified as sales-type or direct-financing leases had carrying values of $331 million and $367 million, respectively. Income recognized from these leases totaled $4 million and $5 million for the quarters ended September 30, 2026 and 2025, respectively, and $14 million for each of the first nine months of 2026 and 2025.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
8. LONG-TERM DEBT AND SHAREHOLDERS’ EQUITY
Long-Term Debt
Long-term debt carrying values include the par value of the debt, adjusted for unamortized premiums or discounts, unamortized debt issuance costs, and fair value hedge basis adjustments.
The following schedule presents the components of our long-term debt:
LONG-TERM DEBT

(In millions)	September 30, 2026	December 31, 2025

Subordinated notes [1]	$937	$969
Senior notes	1,476	499
Finance lease obligations	3	4
Total	$2,416	$1,472
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
Shareholders' Equity
Our preferred stock is listed on the National Association of Securities Dealers Automated Quotations (“NASDAQ”) Global Select Market under the ticker symbol “ZIONP.” We have 4.4 million authorized shares of preferred stock, without par value, each carrying a liquidation preference of $1,000 per share. At September 30, 2026, 66,139 shares of Series A preferred stock were outstanding.
Our common stock is listed on the NASDAQ Global Select Market under the ticker symbol “ZION.” At September 30, 2026, there were 144.9 million shares of common stock outstanding, each with a par value of $0.001. The aggregate balance of common stock and additional paid-in-capital was $1.5 billion at September 30, 2026, compared with $1.7 billion at December 31, 2025.
In July 2026, we announced a plan to repurchase up to $75 million of our common shares during the third quarter of 2026. We repurchased 1.1 million shares for $75 million, at an average price of $69.58 per share in the third quarter of 2026, 1.2 million shares for $75 million, at an average price of $61.79 per share in the second quarter of 2026, and 1.3 million shares for $77 million, at an average price of $60.79 per share in the first quarter of 2026, the last of which included $2 million of shares acquired in connection with our stock compensation plan. In October 2026, we announced a plan to repurchase up to $72 million of common shares outstanding during the fourth quarter as part of our previously authorized share repurchase target for 2026 of $300 million.
At September 30, 2026, the AOCI balance reflected a net loss of $2.0 billion, primarily attributable to a decline in the fair value of fixed-rate AFS securities driven by changes in interest rates. This amount includes $1.4 billion ($1.1 billion after tax) of unrealized losses associated with securities previously transferred from AFS to HTM.
The following schedule presents the changes in AOCI:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

(In millions)	Net unrealized gains (losses) on investment securities	Net unrealized gains (losses) on derivatives and other	Pension and post-retirement	Total
Nine Months Ended September 30, 2026
Balance at December 31, 2025	$(1,917)	$(23)	$(1)	$(1,941)
Other comprehensive income (loss) before reclassifications, net of tax	(109)	(91)	—	(200)
Amounts reclassified from AOCI, net of tax	127	25	—	152
Other comprehensive income (loss)	18	(66)	—	(48)
Balance at September 30, 2026	$(1,899)	$(89)	$(1)	$(1,989)
Income tax expense (benefit) included in other comprehensive income	$4	$(20)	$—	$(16)
Nine Months Ended September 30, 2025
Balance at December 31, 2024	$(2,301)	$(78)	$(1)	$(2,380)
Other comprehensive income before reclassifications, net of tax	142	6	—	148
Amounts reclassified from AOCI, net of tax	137	39	—	176
Other comprehensive income	279	45	—	324
Balance at September 30, 2025	$(2,022)	$(33)	$(1)	$(2,056)
Income tax expense included in other comprehensive income	$91	$15	$—	$106

	Amounts reclassified from AOCI
(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
AOCI components	2026	2025	2026	2025	Affected line item on statement of income

Net unrealized gains (losses) on investment securities	$(58)	$(62)	$(168)	$(182)	Securities gains (losses), net
Less: Income tax expense (benefit)	(14)	(15)	(41)	(45)
Total	$(44)	$(47)	$(127)	$(137)
Net unrealized gains (losses) on derivative instruments and other	$(10)	$(15)	$(33)	$(52)	Interest and fees on loans; Interest on short- and long-term borrowings
Less: Income tax expense (benefit)	(2)	(4)	(8)	(13)
Total	$(8)	$(11)	$(25)	$(39)
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
The following schedule presents the contractual amounts related to off-balance sheet financial instruments used to support our customers’ financing needs:

(In millions)	September 30, 2026	December 31, 2025

Unfunded lending commitments [1]	$28,863	$29,286
Standby letters of credit:
Financial	700	643
Performance	276	288
Commercial letters of credit	58	27
Total unfunded commitments	$29,897	$30,244
1 Net of participations.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
Certain mortgage loans sold include limited recourse provisions for periods ranging from three months to one year. Losses arising from the exercise of these provisions have not been significant.
In connection with the previously disclosed Basis Multifamily Finance acquisition, we also assumed certain loss-sharing and repurchase obligations associated with loans previously sold through the Fannie Mae DUS and Freddie Mac Optigo programs. These obligations include our contractual share of credit losses on certain Fannie Mae DUS loans and potential repurchase obligations for loans that do not comply with applicable selling and servicing requirements. At the acquisition date, we recognized liabilities of approximately $1.0 million related to these obligations.
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
At September 30, 2026, we were subject to the following significant litigation:
•Two civil cases—Lifescan, Inc. and Johnson & Johnson Health Care Services v. Jeffrey C. Smith, et al., filed in December 2017, and Roche Diagnostics and Roche Diabetes Care Inc. v. Jeffrey C. Smith, et al., filed in March 2019—were brought against us in the United States District Court for the District of New Jersey. In these cases, certain manufacturers and distributors of medical products allege that we are liable for purportedly fraudulent conduct by a borrower of the Bank that sought bankruptcy protection in 2017. Discovery is substantially complete as to most parties. However, final rulings on certain dispositive motions remain pending, and additional dispositive motions are in the briefing stage. Both cases are currently scheduled for trial in April 2027.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
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
Disaggregation of Revenue
The following schedule presents revenue from contracts with customers disaggregated by operating segment and reconciles those amounts to total noninterest income for the three months ended September 30, 2026 and 2025. Customer-related noninterest income from other sources represents revenue earned from customers that falls outside the scope of the applicable accounting guidance for revenue from contracts with customers.

	Zions Bank		CB&T		Amegy
(In millions)	2026	2025	2026	2025	2026	2025

Commercial account fees	$17	$15	$8	$8	$16	$15
Card fees [1]	13	12	4	4	8	8
Retail and business banking fees	6	6	4	4	5	4
Capital markets fees and income [2]	—	—	—	1	—	—
Wealth management fees	4	4	2	2	5	5
Other customer-related fees	2	2	3	2	1	1
Total noninterest income from contracts with customers	42	39	21	21	35	33
Customer-related noninterest income from other sources	14	10	11	9	12	13
Total customer-related noninterest income	56	49	32	30	47	46
Noncustomer-related noninterest income	1	—	1	1	3	3
Total noninterest income	$57	$49	$33	$31	$50	$49

	NBAZ		NSB		Vectra
(In millions)	2026	2025	2026	2025	2026	2025

Commercial account fees	$3	$3	$3	$3	$2	$2
Card fees [1]	4	4	4	4	2	2
Retail and business banking fees	2	2	3	3	1	1
Capital markets fees and income [2]	—	—	—	—	—	1
Wealth management fees	1	1	2	2	1	1
Other customer-related fees	—	—	—	—	2	1
Total noninterest income from contracts with customers	10	10	12	12	8	8
Customer-related noninterest income from other sources	2	2	1	1	1	1
Total customer-related noninterest income	12	12	13	13	9	9
Noncustomer-related noninterest income	—	—	—	—	—	—
Total noninterest income	$12	$12	$13	$13	$9	$9

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	TCBNW		Other		Consolidated Bank
(In millions)	2026	2025	2026	2025	2026	2025

Commercial account fees	$—	$1	$—	$—	$49	$47
Card fees [1]	—	—	1	1	36	35
Retail and business banking fees	—	—	—	(1)	21	19
Capital markets fees and income [2]	—	—	2	2	2	4
Wealth management fees	—	—	—	(2)	15	13
Other customer-related fees	1	—	6	9	15	15
Total noninterest income from contracts with customers	1	1	9	9	138	133
Customer-related noninterest income from other sources	—	1	13	(7)	54	30
Total customer-related noninterest income	1	2	22	2	192	163
Noncustomer-related noninterest income	—	—	—	22	5	26
Total noninterest income	$1	$2	$22	$24	$197	$189
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
The following schedule presents revenue from contracts with customers disaggregated by operating segment and reconciles those amounts to total noninterest income for the nine months ended September 30, 2026 and 2025. Customer-related noninterest income from other sources represents revenue earned from customers that falls outside the scope of the applicable accounting guidance for revenue from contracts with customers.

	Zions Bank		CB&T		Amegy
(In millions)	2026	2025	2026	2025	2026	2025

Commercial account fees	$49	$45	$25	$24	$47	$46
Card fees [1]	37	37	13	13	22	22
Retail and business banking fees	18	16	11	10	13	11
Capital markets fees and income [2]	1	—	1	2	3	9
Wealth management fees	12	12	5	4	15	13
Other customer-related fees	6	6	8	6	4	4
Total noninterest income from contracts with customers	123	116	63	59	104	105
Customer-related noninterest income from other sources	30	23	37	28	33	27
Total customer-related noninterest income	153	139	100	87	137	132
Noncustomer-related noninterest income	3	2	9	4	10	8
Total noninterest income	$156	$141	$109	$91	$147	$140

	NBAZ		NSB		Vectra
(In millions)	2026	2025	2026	2025	2026	2025

Commercial account fees	$8	$7	$9	$9	$6	$5
Card fees [1]	12	11	12	12	7	7
Retail and business banking fees	8	7	9	8	3	3
Capital markets fees and income [2]	—	—	—	—	—	1
Wealth management fees	3	3	6	5	2	1
Other customer-related fees	1	1	—	1	4	4
Total noninterest income from contracts with customers	32	29	36	35	22	21
Customer-related noninterest income from other sources	5	3	3	3	3	4
Total customer-related noninterest income	37	32	39	38	25	25
Noncustomer-related noninterest income	1	(1)	—	—	—	3
Total noninterest income	$38	$31	$39	$38	$25	$28

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	TCBNW		Other		Consolidated Bank
(In millions)	2026	2025	2026	2025	2026	2025

Commercial account fees	$1	$2	$1	$—	$146	$138
Card fees [1]	1	1	2	2	106	105
Retail and business banking fees	—	—	(1)	(1)	61	54
Capital markets fees and income [2]	—	—	6	4	11	16
Wealth management fees	—	—	—	2	43	40
Other customer-related fees	2	1	21	20	46	43
Total noninterest income from contracts with customers	4	4	29	27	413	396
Customer-related noninterest income from other sources	2	2	20	(1)	133	89
Total customer-related noninterest income	6	6	49	26	546	485
Noncustomer-related noninterest income	—	—	275	49	298	65
Total noninterest income	$6	$6	$324	$75	$844	$550
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
11. INCOME TAXES
The effective income tax rate was 21.7% for the third quarter of 2026, compared with 22.1% for the third quarter of 2025. For the nine months ended September 30, the effective tax rates were 21.8% in 2026 and 23.9% in 2025. The tax rates during these periods were primarily increased by the nondeductibility of certain Federal Deposit Insurance Corporation (“FDIC”) premiums, disallowed interest expense, and other adjustments. While FDIC insurance premiums are not deductible for tax purposes, FDIC special assessments are tax deductible. Conversely, the effective tax rates were primarily reduced by nontaxable municipal interest income and various tax credits.
The effective tax rate for the nine months ended September 30, 2025 reflects the enactment of new state tax legislation during the first quarter of 2025. The legislation required a revaluation of our net deferred tax asset (“DTA”), which primarily arises from unrealized losses in AOCI on certain securities.
At September 30, 2026 and December 31, 2025, our net DTA totaled $722 million and $714 million, respectively. The net DTA or deferred tax liability (“DTL”) is included in either “Other assets” or “Other liabilities,” respectively, on the consolidated balance sheet.
We regularly evaluate our DTAs to determine whether a valuation allowance is required, applying the “more-likely-than-not” criterion that such assets will be realized and considering all available positive and negative evidence. Based on this evaluation, we concluded that no valuation allowance was required at September 30, 2026 or December 31, 2025.
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

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
12. NET EARNINGS PER COMMON SHARE
The following schedule presents the basic and diluted net earnings per common share, calculated using the weighted-average number of shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except shares and per share amounts)	2026	2025	2026	2025
Basic:
Net income	$263	$222	$949	$636
Less common and preferred dividends	72	68	208	199
Undistributed earnings	191	154	741	437
Less undistributed earnings applicable to nonvested shares	3	2	10	5
Undistributed earnings applicable to common shares	188	152	731	432
Distributed earnings applicable to common shares	71	66	203	193
Total earnings applicable to common shares	$259	$218	$934	$625
Weighted average common shares outstanding (in thousands)	144,984	147,045	146,009	147,136
Net earnings per common share	$1.78	$1.48	$6.40	$4.25
Diluted:
Total earnings applicable to common shares	$259	$218	$934	$625
Weighted average common shares outstanding (in thousands)	144,984	147,045	146,009	147,136
Dilutive effect of stock options (in thousands)	104	80	95	39
Weighted average diluted common shares outstanding (in thousands)	145,088	147,125	146,104	147,175
Net earnings per common share	$1.78	$1.48	$6.39	$4.25
The following schedule presents the weighted-average stock awards that were antidilutive and therefore excluded from the calculation of diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025

Restricted stock and restricted stock units	1,952	1,837	1,958	1,795
Stock options	182	207	184	473
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
At September 30, 2026, Zions Bank operated 92 branches in Utah, 25 branches in Idaho, and one branch in Wyoming. CB&T operated 77 branches in California. Amegy operated 76 branches in Texas. NBAZ operated 56 branches in Arizona. NSB operated 43 branches in Nevada. Vectra operated 33 branches in Colorado and one branch in New Mexico. TCBNW operated two branches in Washington and one branch in Oregon. During the first nine months of 2026, all of the Bank's assets and revenues were located in or derived from operations within the United States.

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
The following schedule presents selected operating segment information that is regularly provided to the CODM to evaluate performance and allocate resources for the three months ended September 30, 2026 and 2025:

	Zions Bank		CB&T		Amegy
(In millions)	2026	2025	2026	2025	2026	2025
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$194	$191	$164	$168	$150	$143
Provision for credit losses	—	2	(5)	55	3	2
Net interest income after provision for credit losses	194	189	169	113	147	141
Noninterest income	57	49	33	31	50	49
Noninterest expense:
Salaries and employee benefits	36	35	33	34	28	28
Technology, telecom, and information processing	4	3	1	1	2	2
Occupancy and equipment, net	7	7	9	9	9	8
Other direct expenses [2]	11	12	11	10	14	12
Indirect/allocated expenses	87	83	60	56	69	66
Total noninterest expense	145	140	114	110	122	116
Income (loss) before taxes	$106	$98	$88	$34	$75	$74
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$15,576	$15,230	$15,590	$15,255	$14,884	$14,317
Total average deposits	21,540	21,108	16,289	15,656	16,027	14,559

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	NBAZ		NSB		Vectra
(In millions)	2026	2025	2026	2025	2026	2025
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$69	$66	$57	$54	$34	$35
Provision for credit losses	(2)	(3)	(3)	(6)	—	(6)
Net interest income after provision for credit losses	71	69	60	60	34	41
Noninterest income	12	12	13	13	9	9
Noninterest expense:
Salaries and employee benefits	12	13	11	11	11	10
Technology, telecom, and information processing	1	1	2	2	1	1
Occupancy and equipment, net	3	3	3	3	3	3
Other direct expenses [2]	5	6	4	5	3	4
Indirect/allocated expenses	28	26	25	24	17	16
Total noninterest expense	49	49	45	45	35	34
Income (loss) before taxes	$34	$32	$28	$28	$8	$16
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,710	$5,545	$3,819	$3,736	$3,771	$3,825
Total average deposits	7,231	6,863	7,631	7,038	3,578	3,396

	TCBNW		Other		Consolidated Bank
(In millions)	2026	2025	2026	2025	2026	2025
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$19	$18	$(3)	$(3)	$684	$672
Provision for credit losses	(1)	4	—	1	(8)	49
Net interest income after provision for credit losses	20	14	(3)	(4)	692	623
Noninterest income	1	2	22	24	197	189
Noninterest expense:
Salaries and employee benefits	3	3	211	203	345	337
Technology, telecom, and information processing	—	1	65	59	76	70
Occupancy and equipment, net	1	1	8	8	43	42
Other direct expenses [2]	1	1	40	28	89	78
Indirect/allocated expenses	6	4	(292)	(275)	—	—
Total noninterest expense	11	10	32	23	553	527
Income (loss) before taxes	$10	$6	$(13)	$(3)	$336	$285
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$2,198	$2,012	$893	$866	$62,441	$60,786
Total average deposits	1,181	1,139	4,502	4,544	77,979	74,303
1 Interest income is shown net of interest expense consistent with the information regularly provided to the CODM and used to evaluate segment performance.
2 Other direct expenses include professional and legal services, marketing and business development, deposit insurance and regulatory expense, credit-related expense, other real estate expense, and other noninterest expenses.
The following schedule presents selected operating segment information that is regularly provided to the CODM to evaluate performance and allocate resources for the nine months ended September 30, 2026 and 2025:

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	Zions Bank		CB&T		Amegy
(In millions)	2026	2025	2026	2025	2026	2025
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$563	$549	$491	$481	$442	$412
Provision for credit losses	(7)	15	(12)	47	4	15
Net interest income after provision for credit losses	570	534	503	434	438	397
Noninterest income	156	141	109	91	147	140
Noninterest expense:
Salaries and employee benefits	107	105	102	101	86	87
Technology, telecom, and information processing	11	11	4	4	6	6
Occupancy and equipment, net	21	20	27	25	26	25
Other direct expenses [2]	39	46	33	31	35	37
Indirect/allocated expenses	260	244	178	162	205	193
Total noninterest expense	438	426	344	323	358	348
Income (loss) before taxes	$288	$249	$268	$202	$227	$189
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$15,331	$15,026	$15,478	$15,037	$14,749	$14,144
Total average deposits	21,208	21,048	16,067	15,166	15,501	14,647

	NBAZ		NSB		Vectra
(In millions)	2026	2025	2026	2025	2026	2025
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$203	$194	$167	$160	$102	$106
Provision for credit losses	7	(15)	1	(2)	(3)	3
Net interest income after provision for credit losses	196	209	166	162	105	103
Noninterest income	38	31	39	38	25	28
Noninterest expense:
Salaries and employee benefits	40	40	34	34	32	30
Technology, telecom, and information processing	3	3	4	4	2	2
Occupancy and equipment, net	9	8	9	8	8	9
Other direct expenses [2]	12	20	13	14	10	10
Indirect/allocated expenses	83	77	74	71	53	51
Total noninterest expense	147	148	134	131	105	102
Income (loss) before taxes	$87	$92	$71	$69	$25	$29
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$5,677	$5,606	$3,789	$3,711	$3,748	$3,872
Total average deposits	7,136	6,891	7,502	7,112	3,502	3,400

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES

	TCBNW		Other		Consolidated Bank
(In millions)	2026	2025	2026	2025	2026	2025
SELECTED INCOME STATEMENT DATA
Net interest income [1]	$60	$52	$(5)	$(10)	$2,023	$1,944
Provision for credit losses	(2)	2	—	1	(12)	66
Net interest income after provision for credit losses	62	50	(5)	(11)	2,035	1,878
Noninterest income	6	6	324	75	844	550
Noninterest expense:
Salaries and employee benefits	9	10	640	608	1,050	1,015
Technology, telecom, and information processing	1	1	191	174	222	205
Occupancy and equipment, net	2	2	26	26	128	123
Other direct expenses [2]	4	4	120	87	266	249
Indirect/allocated expenses	16	11	(869)	(809)	—	—
Total noninterest expense	32	28	108	86	1,666	1,592
Income (loss) before taxes	$36	$28	$211	$(22)	$1,213	$836
SELECTED AVERAGE BALANCE SHEET DATA
Total average loans	$2,157	$1,999	$885	$903	$61,814	$60,298
Total average deposits	1,137	1,140	4,515	5,090	76,568	74,494
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
ITEM 4. CONTROLS AND PROCEDURES
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information contained in Note 9 of the Notes to Consolidated Financial Statements is incorporated by reference herein.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors as previously disclosed in Part I, Item 1A. Risk Factors in our 2025 Form 10-K.

ZIONS BANCORPORATION, NATIONAL ASSOCIATION AND SUBSIDIARIES
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total number of shares purchased [1]	Average price paid per share	Total number of shares purchased as part of announced plans or programs

July	1,560	$69.86	—
August	1,077,874	$69.58	1,077,874
September	—	$—	—
Third quarter 2026	1,079,434	$69.58	1,077,874
1 Includes amounts related to common shares acquired in connection with our stock compensation plan. These shares were acquired from employees to cover their payroll taxes and stock option exercise costs upon the exercise of stock options.
ITEM 5. OTHER INFORMATION
No director or officer adopted, modified, or terminated a Rule 10b5-1(c) trading arrangement during the three months ended September 30, 2026. Our directors and officers participate in certain benefit plans, including our Omnibus Incentive Plan and Payshelter 401(k) and Employee Stock Ownership Plan. From time to time, they may elect to have shares withheld to satisfy tax-withholding obligations or to pay the exercise price of options granted under these plans. Such elections may be intended to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements as defined in Item 408(c) of Regulation S-K.
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

101
Pursuant to Rules 405 and 406 of Regulation S-T, the following information is formatted in Inline XBRL (i) the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2026 and September 30, 2025, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and September 30, 2025, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2026 and September 30, 2025, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and September 30, 2025, and (vi) the Notes to Consolidated Financial Statements (filed herewith).

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
Date: November 5, 2026